Form 10-Q
period 2013-06-30
Physicians Realty Trust
filed 2013-08-30
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36007

PHYSICIANS REALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	46-2519850
(State of Organization)	(IRS Employer Identification No.)

250 East Wisconsin Avenue Suite 1900 Milwaukee, Wisconsin	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 978-6494

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of Registrant’s common shares outstanding on August 23, 2013 was 12,003,597.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2013

i

ii

PART I.  Financial Information

Item 1.                                 Financial Statements

Physicians Realty Trust

Condensed Balance Sheet

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Assets—Cash	$1,000	$—
Liabilities and Shareholder’s Equity
Shareholder’s Equity
Common shares of beneficial interest ($0.01 par value, 1,000 shares authorized, issued and outstanding)	$10	$—
Additional paid-in capital	990	$—
Total Shareholder’s Equity	$1,000	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Balance Sheet

Note 1—Organization and Nature of Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2013, the Trust is authorized to issue up to 1,000 shares of common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a proposed underwritten initial public offering (the “IPO”) of shares of its common stock.  Immediately prior to the IPO, the trust is authorized to issue up to 50,000,000 common shares of beneficial interest, par value $0.01 per share.

The Trust has elected to be taxed as a pass-through entity under subchapter S of the Internal Revenue Code of 1986, but intends to revoke the subchapter S election prior to the closing of a proposed offering of common shares to the public. The Trust intends to elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with a short taxable year beginning on the date of the revocation of the subchapter S election and ending on December 31, 2013. The Trust expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles).

As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to organize and operate in such a manner as to qualify for treatment as a REIT. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The Trust will be a fully integrated, self-administered and self-managed REIT formed primarily to own, operate, acquire and develop healthcare properties. The Trust has had no operations since its formation.

Note 2—Formation of the Trust and Offering Transaction

Upon completion of the IPO, the Trust will contribute the net proceeds of the IPO to Physicians Realty L.P. (the “Operating Partnership”).  The Trust is the sole general partner of the Operating Partnership. The Operating Partnership is a Delaware limited partnership. The Trust’s and the Operating Partnership’s operations are planned to commence upon completion of the IPO and related formation transactions. Upon completion of the IPO and the related formation transactions, the Trust expects its operations to be carried on through its Operating Partnership and wholly owned subsidiaries of the Operating Partnership. At such time, the Trust, as the general partner of the Operating Partnership, will control the Operating Partnership and consolidate the assets, liabilities and results of operations of the Operating Partnership.

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet has been prepared by management in accordance with generally accepted accounting principles.

Start Up Costs

Start-up costs incurred will be expensed. Costs related to the IPO and related formation transactions have been incurred by our Predecessor. Upon successful completion of the IPO, such costs will be reimbursed to the Predecessor from the proceeds of the IPO.

On July 24, 2013, all start-up costs incurred by our Predecessor were reimbursed from the proceeds of the IPO.

Note 4—Subsequent Events

On July 24, 2013, the Trust completed the IPO by issuing 10,434,782 common shares at a public offering price of $11.50 per share and on August 7, 2013, the Trust issued an additional 1,318,815 common shares at the IPO price of $11.50 per share pursuant to the underwriters’ exercise of their overallotment option to purchase additional common shares pursuant to the underwriting agreement.  Total proceeds to the Trust for the IPO, including the underwriters’ overallotment, were approximately $123.8 million, after deducting underwriting discounts and offering costs.  The Trust contributed the net proceeds to the Operating Partnership in exchange for 81.4% of the common units of partnership interest in the Trust (“OP Units”).

In connection with the closing of the IPO, the Trust and the Operating Partnership completed related formation transactions pursuant to which the Operating Partnership acquired from four healthcare real estate funds managed by B.C. Ziegler & Company or Ziegler Healthcare Real Estate Management IV, LLC, each of which is wholly owned by The Ziegler Companies, Inc, the ownership interests in 19 medical office buildings located in ten states in exchange for an aggregate of 2,744,000 OP Units.

On August 21, 2013, we, through our Operating Partnership, entered into an Agreement of Sale and Purchase to acquire a post-acute care specialty hospital in Plano, Texas for $18.2 million.

On August 29, 2013, the Operating Partnership, as borrower, the Company and certain subsidiaries, entered into a $75.0 million senior secured revolving credit facility. Subject to the satisfaction of certain conditions, including additional lender commitments, the Operating Partnership has the option to increase the borrowing capacity under the revolving credit facility up to $250.0 million. The revolving credit facility has a three-year term with an initial maturity date of August 29, 2016. The Operating Partnership has the option to extend the term to August 29, 2017.  Borrowings under the senior secured revolving credit facility bear interest at rates generally between LIBOR plus 2.65% and LIBOR plus 3.40%.

Ziegler Healthcare Real Estate Funds (Predecessor)

Combined Balance Sheet
Assets

	June 30,	December 31,
	2013	2012
	(unaudited)
Investment Properties
Medical office buildings (Net of accumulated depreciation of $16,524,238 as of June 30, 2013 and $15,118,553 as of December 31, 2012; includes $2,269,121 related to variable interest entity as of June 30, 2013, and $2,296,849 as of December 31, 2012)	$73,561,063	$74,758,961
Tenant improvements (Net of accumulated depreciation of $1,518,378 as of June 30, 2013 and $1,376,082 as of December 31, 2012)	3,673,771	3,755,956
Property under development (Related to a variable interest entity)	674,773	674,773
Land (includes $740,000 related to a variable interest entity as of June 30, 2013 and December 31, 2012)	15,463,667	15,463,667
Total Investment Properties	93,373,274	94,653,357
Cash and Cash Equivalents	2,366,052	2,614,036
Receivables—Tenant Receivables (Net of allowance for doubtful accounts of $132,149 as of June 30, 2013 and $104,627 as of December 31, 2012)	556,783	682,402
Deferred Costs (Net of accumulated amortization of $1,331,438 as of June 30, 2013 and $1,380,327 as of December 31, 2012)	995,371	1,107,174
Intangibles (Net of accumulated amortization of $7,269,352 as of June 30, 2013 and $6,907,414 as of December 31, 2012)	4,880,948	5,242,886
Other Assets	4,110,478	3,292,239
Total Assets	$106,282,906	$107,592,094

The accompanying notes are an integral part of these combined financial statements.

Ziegler Healthcare Real Estate Funds (Predecessor)

Combined Balance Sheet
Liabilities and Owners’ Equity

	June 30,	December 31,
	2013	2012
	(unaudited)
Liabilities
Accounts payable to related parties	$1,919,399	$1,530,300
Accounts payable	644,114	801,941
Accrued expenses and other liabilities	1,271,998	1,031,083
Derivative liabilities	453,252	642,940
Notes payable (Includes $2,237,344 related to variable interest entities, as of June 30, 2013 and $2,702,184 as of December 31, 2012)	83,795,086	84,489,017
Total Liabilities	88,083,849	88,495,281
Owners’ Equity
Ziegler Healthcare Real Estate Funds Owners’ Equity
General interest	3,067	3,107
Limited interest	18,250,997	19,064,938
Funds Owners’ Equity	18,254,064	19,068,045
Noncontrolling interest	(55,007)	28,768
Total Owners’ Equity	18,199,057	19,096,813
Total Liabilities and Owners’ Equity	$106,282,906	$107,592,094

The accompanying notes are an integral part of these combined financial statements.

Ziegler Healthcare Real Estate Funds (Predecessor)

Combined Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Rental revenues	$2,534,982	$2,467,714	$5,031,549	$5,037,375
Expense recoveries	786,658	712,396	1,600,925	1,401,286
Other revenues	543	647	5,637	4,741
Total Revenues	3,322,183	3,180,757	6,638,111	6,443,402
Expenses
Management fees	237,700	237,700	475,400	475,400
General and administrative	102,089	29,419	222,021	188,308
Operational expenses	1,260,553	1,184,759	2,524,170	2,350,172
Depreciation and amortization	1,039,480	1,028,795	2,060,492	2,089,369
Loss on sale of property under development	—	—	—	66,853
Total Expenses	2,639,822	2,480,673	5,282,083	5,170,102
Total Operating Income	682,361	700,084	1,356,028	1,273,300
Interest Expense	1,080,743	1,127,128	2,130,143	2,302,768
Change in Fair Value of Derivatives, net	(115,307)	(31,955)	(189,688)	(58,138)
Combined Net Loss Before Discontinued Operations	(283,075)	(395,089)	(584,427)	(971,330)
Discontinued Operations
Income from operations on discontinued investment properties	—	33,133	—	63,514
Gain on sale of discontinued investment properties	—	340,173	—	340,173
Total Discontinued Operations	—	373,306	—	403,687
Combined Net Loss	(283,075)	(21,783)	(584,427)	(567,643)
Less Net Income Attributable to Noncontrolling Interest	21,662	(41,742)	(125,485)	(86,041)
Combined Net Loss Attributable to the Ziegler Funds	$(261,413)	$(63,525)	$(709,912)	$(653,684)

The accompanying notes are an integral part of these combined financial statements.

Ziegler Healthcare Real Estate Funds (Predecessor)
Combined Statements of Owner Equity

	General Interest	Limited Interest	Total Controlling Interest	Non Controlling Interest	Total Owners Equity

Balance December 31, 2011	$3,195	$22,496,639	$22,499,834	$112,138	$22,611,972
Contributions	(7)	(105,425)	(105,432)	105,432	—
Distributions	—	(1,670,750)	(1,670,750)	(313,259)	(1,984,009)
Net (loss) income	(81)	(1,655,526)	(1,655,607)	124,457	(1,531,150)
Balance at December 31, 2012	$3,107	$19,064,938	$19,068,045	$28,768	$19,096,813
Transfer	—	36,306	36,306	(36,306)	—
Distributions	—	(140,375)	(140,375)	(172,954)	(313,329)
Net (loss) income	(40)	(709,872)	(709,912)	125,485	(584,427)
Balance at June 30, 2013 (unaudited)	$3,067	$18,250,997	$18,254,064	$(55,007)	$18,199,057

The accompanying notes are an integral part of these combined financial statements.

Ziegler Healthcare Real Estate Funds (Predecessor)

Combined Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2013	2012

Cash Flows from Operating Activities
Net loss	$(584,427)	$(567,643)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,060,492	2,300,567
Gain on sale of investment properties	—	(340,173)
Loss on sale of property under development	—	66,853
Lease Inducement	35,000	35,000
Change in fair value of derivatives, net	(189,688)	(58,138)
Provision for bad debts	29,522	121,113
(Increase) decrease in
Tenant receivables	98,171	322,262
Deferred costs	(38,770)	(96,868)
Other assets	(738,763)	(492,137)
Increase (decrease) in
Accounts payable to related parties	384,394	378,514
Accounts payable	(269,676)	(187,314)
Accrued expenses and other liabilities	240,916	160,228
Total Adjustments	1,611,598	2,209,907
Net Cash Provided by Operating Activities	1,027,171	1,642,264
Cash Flows from Investing Activities
Proceeds from sale of investment properties	—	5,547,620
Capital expenditures on investment properties	(267,896)	(470,901)
Net Cash (Used in) Provided by Investing Activities	(267,896)	5,076,719
Cash Flows from Financing Activities
Payments on notes payable	(857,421)	(5,902,274)
Proceeds from issuance of debt	163,491	—
Distributions to members and partners	(140,375)	(637,375)
Contributions to noncontrolling interest	—	303,783
Distributions to noncontrolling interest	(172,954)	(416,499)
Net Cash Used in Financing Activities	(1,007,259)	(6,652,365)
Net (Decrease) Increase in Cash and Cash Equivalents	(247,984)	66,618
Cash and Cash Equivalents, Beginning of Year	2,614,036	1,931,885
Cash and Cash Equivalents, End of Period	$2,366,052	$1,998,503
Supplemental Disclosure of Cash Flow Information Interest paid during the year	$2,130,894	$2,295,273

The accompanying notes are an integral part of these combined financial statements.

Ziegler Healthcare Real Estate Funds

Notes to Condensed Combined Financial Statements

Note 1—Organization and Nature of the Business

Ziegler Healthcare Real Estate Funds, collectively the “Ziegler Funds”, consist of Ziegler Healthcare Real Estate Fund I, LLC (“Fund I”), Ziegler Healthcare Real Estate Fund II, LLC (“Fund II”), Ziegler Healthcare Real Estate Fund III, LLC (“Fund III”), and Ziegler Healthcare Real Estate Fund IV, LP (“Fund IV”). The Funds, through subsidiaries, are principally engaged in making investments in healthcare real estate or companies that own healthcare real estate. Fund I, Fund II, and Fund III are limited liability companies organized under the laws of the State of Delaware. For each of these funds, The Ziegler Companies, Inc. (“ZCO”) has contributed $1,000 as the general member. Fund IV is a limited partnership organized under the laws of the state of Delaware. A wholly owned subsidiary of ZCO has contributed $1,000 as the general partner. B.C. Ziegler and Company (“BCZ”), a wholly owned subsidiary of ZCO, is the manager of Fund I, Fund II and Fund III and Ziegler Healthcare Real Estate Management IV, LLC, or ZHREM IV, a wholly owned subsidiary of ZCO is the manager of Fund IV.

The Ziegler Funds had private capital commitments as described below, all of which have been fully contributed:

Fund	Total Commitments
I	$15,100,000
II	17,800,000
III	9,050,000
IV	5,616,000
Total	$47,566,000

Note 2—Summary of Significant Accounting Policies

The accompanying unaudited condensed combined financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the three and six month periods ended June 30, 2013 and 2012 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Company’s final prospectus dated July 18, 2013 filed with the Securities and Exchange Commission on July 19, 2013. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.

Aspects of the Limited Liability Companies and Limited Partnership

Each of the Ziegler Funds is organized as either a limited liability company or a limited partnership. Each member’s/partner’s liability is limited to the capital contributed. Allocations of income and loss are made to the capital accounts as described in the following paragraph. Distributions of cash from operations will be made periodically. The distributions will be made to members/partners in accordance with their ownership percentages.

Allocations of income and loss are made to the capital accounts of members/partners in proportion to the committed capital. The distributions will be made in the following order: (1) to members/partners on a preferred 8 percent annual return based on their unreturned capital contributions for Fund I, Fund II and Fund III and 7 percent for Fund IV, (2) to repay members/partners unreturned capital contributions, and (3) 80 percent to members/partners based upon their percentage interests and 20 percent to ZCO.

The Ziegler Funds were initially capitalized as follows:

	General Interest	Limited Interest
Fund	Investment Units		Unit Price
I	0.01	151	$100,000
II	0.02	356	$50,000
III	0.01	90.5	$100,000
IV	0.02	112.3	$50,000

Principles of Combination

As described in Note 1, the combined financial statements contain the financial position and results of operations of the Ziegler Funds, which are managed by BCZ and ZHREM IV, and are engaged in similar business activities. It is intended that the Ziegler Funds will contribute their interests in their properties to Physicians Realty L.P., which will be funded primarily through an initial public offering of its common shares.

Principles of Consolidation

The Ziegler Funds include the following consolidated subsidiaries as of June 30, 2013 and December 31, 2012:

	Fund Ownership %
Entity	I	II	III	IV
Ziegler Michigan 5, LLC (Michigan 5)	100%
Ziegler Georgia 6, LLC (Georgia 6)	100%
Ziegler Michigan 6, LLC (Michigan 6)	100%
Ziegler Georgia 7, LLC (Georgia 7)	50%
Ziegler Florida 4, LLC (Florida 4)	100%
Ziegler Georgia 21, LLC (Georgia 21)	79.4%		20.6%
Ziegler Texas 8, LLC (Texas 8)	100%
Ziegler Arizona 23, LLC (Arizona 23)	50%
Ziegler Illinois 12, LLC (Illinois 12)		100%
Ziegler Michigan 12, LLC (Michigan 12)		100%
Ziegler Tennessee 14, LLC (Tennessee 14)		100%
Ziegler Ohio 9, LLC (Ohio 9)		83.21%		16.79%
Ziegler Maine 15, LLC (Maine 15)		56.77%	43.23%
Ziegler Wisconsin 16, LLC (Wisconsin 16)			100%
Ziegler Georgia 17, LLC (Georgia 17)			100%
Ziegler Illinois 18, LLC (Illinois 18)			100%
Ziegler Ohio 19, LLC (Ohio 19)			100%
Ziegler Georgia 20, LLC (Georgia 20)			100%
Ziegler Wisconsin 24, LLC (Wisconsin 24)				100%

The Ziegler Funds consolidate the following less than 100 percent owned subsidiaries, or investees of those subsidiaries, due to majority voting control:

Sandwich Development Partners LLC (Sandwich)—In 2006, Illinois 12 and another investor (Investing Member) entered into an agreement with IDP Sandwich Development Partners (IDP) to form Sandwich. Illinois 12, the Investing Member and IDP have contributed $1,100,000, $100,000 and $100, respectively. The agreement provides that Illinois 12 and the Investing Member will receive a 7 percent preferred return on their investment. The agreement further requires payment of the preferred return and return of invested capital of Illinois 12 and the Investing Member be returned prior to any allocation of profits to IDP. After Illinois 12 and the Investing Member receive the preferred return and return of invested capital, profits will be split 59.6 percent to Illinois 12, 5.4 percent and 35 percent to IDP.

Maine 15, LLC—In 2007, Fund II and Fund III formed Maine 15 for the purpose of investing in Bath Road Associates, LLC (Bath Road), which owns a medical office building. Maine 15 and other investors entered into an agreement with Bath Road Management, LLC (BRM) to form Bath Road. The agreement provides that Maine 15 will receive 66.33 percent of cash flows from the property, as defined, with the remaining cash flows divided between BRM and other investors, 25.51 percent and 8.16 percent, respectively.

Illinois 18, LLC—In 2007, Illinois 18 entered into an agreement with IDP Remington Holdings (IDP) to form Remington Development Partners, LLC (Remington). Illinois 18 has contributed $1,300,000. The agreement provides that Illinois 18 will receive a 7 percent preferred return on its investment. The agreement further provides that the preferred return and capital investment by Illinois 18 be returned prior to any allocation of profits to IDP. After Illinois 18 receives a 7 percent preferred return and return of capital, profits will be split 65 percent to Illinois 18 and 35 percent to IDP. The noncontrolling interest on Fund III’s assets and liabilities consists of Illinois 18 and IDP.

Georgia 7, LLC—In 2012, Georgia 7 entered into a 5 year lease with a tenant in exchange for a 50 percent ownership interest in Georgia 7. Prior to this arrangement, Georgia 7 was wholly owned by Fund I. As part of the agreement, Fund I retained a 51 percent voting interest in Georgia 7. As a result, Georgia 7’s accounts have been consolidated with Fund I’s consolidated financial statements.

The Ziegler Funds consolidate all variable interest entities in which it holds a variable interest and is deemed to be the primary beneficiary of the variable interest entity. Generally, a variable interest entity, or VIE, is an entity with at least one of the following conditions: (1) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support; or (2) the holders of the equity investment at risk, as a group, lack any one of the following three characteristics: (i) the power to direct the entity’s activities that most significantly impact its economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide that entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The combined Ziegler Funds consolidate the following VIE’s for which it is the primary beneficiary:

In 2005, Ziegler Florida 4, LLC (Florida 4) entered into an agreement with CED SS II, LLC (CED) to form Ziegler CED Summerfield Square, LLC (Summerfield). Summerfield is in the business of property development. Florida 4 contributed $629,000 of cash in exchange for a 40 percent interest in Summerfield. CED agreed to manage the development efforts of Summerfield and assume certain risks of project overruns in exchange for a 60 percent interest in Summerfield. The agreement provides that

Florida 4 will receive a 10 percent preferred return on its capital investment in Summerfield of $629,000. The agreement requires payment of Florida 4’s preferred return and return of invested capital before any allocation of profits to CED. After Florida 4 receives its 10 percent preferred return and its capital investment is returned, Summerfield’s profits will be split 60 percent to CED and 40 percent to Florida 4. CED will also receive a 4.25 percent development fee on the ultimate sale of the medical office buildings.

The Ziegler Funds have determined that, Florida 4 is the primary beneficiary of Summerfield because Florida 4 has the power to direct activities of Summerfield that most significantly impact Summerfield’s economic performance. Those activities include management oversight and negotiation of unit sales related to the property. Should additional financing be needed for Summerfield in the future, it is expected that Florida 4 will provide that additional support due to ownership.

The following presents selected information for Summerfield as of and for the three and six months ended June 30, 2013 and as of and for the year ended December 31, 2012:

	Three Months Ended:	Six Months Ended:
	June 30, 2013	June 30, 2013	December 31, 2012
	(unaudited)	(unaudited)
Property under Development	$—	$674,773	$674,773
Other assets	—	4,276	5,227
Total Assets	$—	$679,049	$680,000
Long-Term Debt	$—	$455,001	$421,675
Other liabilities	—	153,932	167,690
Total Liabilities	$—	$608,933	$589,365
Real estate sale	$—	$—	$685,000
Operating loss	(9,003)	(20,518)	(340,250)
Net loss	(9,003)	(20,518)	(340,250)

On August 1, 2011, Arizona 23 issued a 50% equity interest in the entity to an unrelated third party and current lessee, in exchange for the lessee executing a new 10 year lease. To estimate the value of the equity interest issued, management determined the gross value of the property to be approximately $3,900,000 using a 7.75% capitalization rate and a stabilized annual net operating income of $302,000. This gross value was reduced by the property’s outstanding mortgage debt of approximately $2,500,000, to yield a net equity value of approximately $1,400,000. Therefore, a 50% net equity interest in Arizona 23 approximated $700,000 on the transaction date. The net present value of the tenant lease on the date of the transaction was estimated to be approximately $1,400,000 based on future monthly gross lease payments for the ten-year term of the lease of approximately $2,200,000 using a 7.75% discount rate. Therefore, 50% of the net present value of the lease approximated $700,000 on the date of the transaction, equivalent to a 50% net equity interest in the property, and thus, no gain or loss was recorded on the transaction. Prior to this arrangement, Arizona 23 was wholly owned by Fund I. Arizona 23’s accounts have been consolidated with Fund I’s consolidated financial statements.

Management determined that the lessee received a lease inducement in the amount of $700,000 from Arizona 23. Accounting standards require that the lease inducement be amortized on a straight line basis over the 10 year lease term. On August 1, 2011, the Ziegler Funds’ management recorded the lease inducement as an increase to other assets and owners’ equity of $700,000. For each of the three and six months ended June 30, 2013 and 2012, the amortization of the lease inducement resulted in a decrease in rental revenues of $17,500 and $35,000, respectively.

Following the guidance in generally accepted accounting principles, Fund I is the primary beneficiary of Arizona 23 because Fund I has the power to direct activities of Arizona 23 that most significantly impact its economic performance. Those activities include serving as the managing member with oversight over the property including the ability to approve the sale of the property. Should additional financing be needed for Arizona 23 in the future, it is expected that Fund I will provide that additional support.

The following presents selected information for Arizona 23 as of and for the three and six months ended June 30, 2013 and as of and for the year ended December 31, 2012:

	Three Months Ended:	Six Months Ended:
	June 30,	June 30,	December 31,
	2013	2013	2012
	(unaudited)	(unaudited)
Investment property	$—	$3,009,121	$3,036,850
Other assets	—	825,643	878,913
Total assets	$—	$3,834,764	$3,915,763
Long-term debt	$—	$2,237,344	$2,280,508
Other liabilities	—	71,417	68,614
Total liabilities	$—	$2,308,761	$2,349,122
Rental revenue	$83,014	$166,287	$327,635
Operating income	53,930	124,757	330,483
Net (loss) income	(7,586)	(12,639)	(88,193)

All significant intercompany accounts and transactions have been eliminated in consolidation and combination. The effects of eliminations of revenues and expenses due to intercompany transactions between majority-owned subsidiaries and consolidated VIEs are not attributed to noncontrolling interest in the VIEs.

Subsequent to June 30, 2013:

On July 24, 2013, in connection with the completion of the IPO and formation transactions, Physicians Realty L.P. purchased the 50% joint venture equity interest in Arizona 23 (Arrowhead Commons) not owned by the Ziegler Funds for $850,000, resulting in 100% ownership of this property by Physicians Realty L.P.

Classification of Assets and Liabilities

The financial affairs of the Ziegler Funds generally do not involve a business cycle since the realization of assets and the liquidation of liabilities are usually dependent on the Ziegler Funds’ circumstances. Accordingly, the classification of current assets and current liabilities is not considered appropriate and has been omitted from the combined statements of assets and liabilities.

Impairment of Intangible and Long-Lived Assets

The Ziegler Funds’ evaluate the recoverability of the recorded amount of intangible and long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If Ziegler Funds determine that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. Fair value is determined using a discounted future cash flow analysis.

The Ziegler Funds did not recognize any impairments for the three or six months ended June 30, 2013 and 2012.

Escrow Reserves

The Ziegler Funds are required to maintain various escrow reserves on their notes payable to cover future property taxes and insurance, and tenant improvement costs as defined in each loan agreement. The total reserves as of June 30, 2013 and December 31, 2012 are $1,264,572 and $1,060,003, respectively, which are included in other assets on the combined balance sheets.

Rental Revenue

Rental revenue, less lease inducement, is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were $1,289,702 and $1,290,038 as of June 30, 2013 and December 31, 2012, respectively. If the Ziegler Funds determine that collectability of straight-line rents is not reasonably assured, the Ziegler Funds limit future recognition to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

Tenant recoveries related to reimbursement of real estate taxes, insurance and other operating expenses are recognized as rental revenue in the period the applicable expenses are incurred. The reimbursements are recorded at gross, as the Ziegler Funds are generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the credit risk. Property taxes paid by tenants in accordance with the terms of triple net leases, and the corresponding expense, have been included in rental revenue and operational expenses, respectively, in the combined statements of operations of the Ziegler Funds.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined financial statements and the reported amounts of revenue and expenses reported in the period. Significant estimates are made for the valuation of real estate and intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from these estimates.

Note 3—Intangibles

Amortization expense related to intangibles was $371,203 for each of the six month periods ended June 30, 2013 and 2012. Amortization expense related to intangibles was $183,967 and $173,312 for the three months ended June 30, 2013 and 2012, respectively. Future amortization of the intangible assets as of June 30, 2013, is as follows:

Year Ending December 31:
2013	$371,203
2014	695,068
2015	661,255
2016	648,520
2017	472,357
Thereafter	2,032,545
Total	$4,880,948

Note 4—Notes Payable

	June 30,	December 31,
	2013	2012

Michigan 6, mortgage loan due in July 2013; monthly payments of principal and interest of $26,535, with a final balloon payment of $2,449,329 due at the maturity date; interest rate of LIBOR plus 1.6% per annum, effective rate of 1.79% as of June 30, 2013.(4)	$2,329,673	$2,466,919

Georgia 7, mortgage loan due in June 2017; interest-only payments through June 2009, effective July 2009, monthly principal and interest payments of $39,890, with a final balloon payment of $5,869,275 due at the maturity date; interest rate of 5.942% per annum.	6,356,418	6,403,977

Arizona 23, mortgage loan due in October 2013; monthly payments principal and interest of $15,000 through October 2012; effective November 2012, monthly payments of principal and interest of $7,194, with a final balloon payment of $2,208,568 due at the maturity date; interest rate of LIBOR plus 3.25% per annum, effective rate of 3.44% as of June 30, 2013.(4)	2,237,344	2,280,508

Texas 8, mortgage loan due in October 2013; monthly payments of principal and interest of $8,171, with a final balloon payment of $2,012,853 due at the maturity date; interest rate of LIBOR plus 4% per annum, effective rate of 4.19% as of June 30, 2013.(4)	2,135,535	2,184,559

Georgia 6, mortgage loan due in October 2013; monthly payments of principal and interest of $4,224, with a final balloon payment of $1,090,963 due at the maturity date; interest rate of LIBOR plus 4% per annum, effective rate of 4.19% as of June 30, 2013.(4)	1,107,858	1,133,200

Michigan 5, mortgage loan due in October 2013; monthly payments of principal and interest of $5,106, with a final balloon payment of $835,927 due at the maturity date; interest rate of LIBOR plus 4% per annum, effective rate of 4.19% as of June 30, 2013.(4)	854,191	884,825

Georgia 21, mortgage loan due in July 2013; monthly payments and interest of $28,140 until June 2012, effective July 2012 monthly payment of principal and interest of $29,980, with a final balloon payment of $17,226,037 due at the maturity date; interest rate of LIBOR plus 3.05% per annum, effective rate of 3.24% as of June 30, 2013.(4)	17,224,530	17,404,410

	June 30,	December 31,
	2013	2012

Mezzanine loans payable to three private investors; monthly payments of interest only at an annual rate of 12%; due in July 2013. (4)	4,400,000	4,400,000

Summerfield, mortgage loan due in March 2012; monthly payments of interest only until March 2011; effective April 2011, monthly payments of principal and interest of $5,177; interest rate of 4.25% per annum.(1) (4)	359,031	325,706

Summerfield, $250,000 revolving line of credit due in March 2012; monthly payments of interest only until March 2011; effective April 2011, monthly payments of principal and interest of $8,000; interest rate of 4.25% per annum.(1)(4)	95,970	95,970

Tennessee 14, mortgage loan due June 2017; monthly payments of principal and interest of $66,081, with a final balloon payment of $9,820,300 due at the maturity date; interest rate of 5.81% per annum.	10,666,060	10,747,849

Michigan 12, mortgage loan due January 2017; monthly payments of principal and interest of $36,299, with a final balloon payment of $5,035,493 due at the maturity date; interest rate of 5.93% per annum. (4)	5,563,609	5,613,726

Maine 15, mortgage loan due June 2016; monthly payments of principal and interests of $33,160, with a final balloon payment of $7,639,025 due at the maturity date; interest rate of LIBOR plus 2.25%, effective rate of 2.44% as of June 30, 2013.	8,170,704	8,265,443

Illinois 12, mortgage loan due January 2018; monthly payments of principal and interest of $41,428, with a final balloon payment of $6,169,464 due at maturity; interest rate of 5.35% per annum.	6,815,452	6,847,333

Wisconsin 16, mortgage loan due September 2032 with an anticipated repayment date of September 2017, monthly payments of principal and interest of $20,741; interest rate of 6.58% per annum. If not repaid by anticipated repayment date, effective September 2017, monthly payments adjust based on the property’s cash flow (as defined in the agreement) with the interest rate becoming the greater of 8.58% or the 10 year U.S. treasury rate plus 3%.	2,856,851	2,885,864

Georgia 17, mortgage loan due October 2013, monthly payments of principal and interest of $9,250, with final balloon payment of $2,349,500 due at maturity date; interest rate of LIBOR plus 3.25%, effective rate of 3.44% as of June 30, 2013.(4)	2,377,250	2,432,750

Ohio 19, mortgage loan due February 2018, effective April 2011, monthly payments of principal and interest t $13,242; interest rate of 5.84% per annum. Effective March 2013 and every six months thereafter, the interest rate is subject to adjustment to LIBOR plus 2.4%, but will not exceed 11.31%.(4)	2,152,925	2,174,646

Georgia 20, mortgage loan due July 2013, monthly payments of principal and interest of $10,755, with final balloon payment of $1,617,519 due at maturity date; interest rate of 6.25% per annum.	1,618,812	1,631,947

Remington, mortgage loan due September 2017, monthly payments of principal and interest of $36,675, with a final balloon payment of $5,235,023 due at maturity date; interest rate of LIBOR plus 2.75%, effective rate of 2.94% as of June 30, 2013.(2)	6,472,873	6,309,385

Wisconsin 24, revolving bank line of credit due in August 2014; monthly payments of interest only; interest rate of LIBOR plus 3.25% per annum, effective rate of 3.44% as of June 30, 2013.(3)(4)	—	—
	$83,795,086	$84,489,017

(1)                  On January 24, 2013, Summerfield entered into a forbearance agreement with the lender regarding its mortgage note and outstanding line of credit, pursuant to which the lender agreed not to exercise its rights and remedies available under the forbearance agreement. The forbearance period extends through September 30, 2013, at which time the mortgage note and line of credit is due.

(2)                  The note was refinanced on September 18, 2012 with an effective date of September 28, 2012. Prior to the refinancing, the loan was payable in monthly payments of principal and interest of $23,468, at an interest rate of LIBOR plus 1.6%.

(3)                  The revolving line of credit is secured by the investment property owned by Wisconsin 24. Fund IV is contingently liable under certain circumstances for up to 100 percent of the borrowings under the revolving line of credit. As of June 30, 2013, the maximum available borrowings under this agreement were $1,180,000.

(4)                  On July 24, 2013, proceeds from the IPO were used to repay outstanding indebtedness on the following ten properties:

Property	Amount Repaid
Arizona 23 (Arrowhead Commons)	$2,237,344
Georgia 20 (Austell Medical Office Building)	1,618,812
Georgia 17 (Decatur Medical Office Building)	2,377,250
Texas 8 (El Paso Medical Office Building)	2,135,535
Michigan 5 (Farmington Professional Pavilion)	854,191
Michigan 6 (Ingham Medical Center)	2,329,673
Ohio 19 (New Albany Professional Building)	2,152,925
Georgia 6 (Northpark Trail)	1,107,858
Summerfield Square	455,001
Georgia 21 (Summit Healthplex — Senior Debt)	17,224,530
Georgia 21 (Summit Healthplex — Mezzanine Debt)	4,400,000
$36,893,119

Scheduled principal payments due on notes payable as of June 30, 2013, are as follows:

Year Ending December 31:
2013	$35,251,314
2014	1,054,578
2015	1,098,285
2016	8,624,861
2017	29,604,187
Thereafter	8,161,861
Total Payments	$83,795,086

Mortgage loans are secured by the respective investment property owned by the borrower. The mortgage loans associated with Michigan 5, Michigan 6, Georgia 6, Georgia 7, Georgia 21, Arizona 23, and Texas 8 are partially guaranteed by Fund I. Fund I is contingently liable under certain circumstances for up to 100 percent of the outstanding mortgage loans.

Michigan 6 is currently in default with respect to the minimum debt service coverage ratio and minimum global debt service coverage ratio covenants as it relates to the mortgage loan on its property and has not obtained a waiver from the bank. Michigan 6 continues to remit all scheduled mortgage payments on a timely basis and management does not anticipate any adverse impact to the combined financial statements as a result of the noncompliance as no action has been taken by the lender to demand payment or exercise any other remedies or rights as stipulated in the loan agreement. Under the loan agreement for the Georgia 21 mortgage loan, Fund I is currently in default with respect to the minimum level of tangible net worth covenant and has not obtained a waiver from the lender. Georgia 21 continues to remit all scheduled mortgage payments on a timely basis and management does not anticipate any adverse impact to the combined financial statements as a result of the noncompliance as no action has been taken by the lender to demand payment or exercise any other remedies or rights as stipulated in the loan agreement. Georgia 21 is currently in compliance with its minimum debt service ratio covenant as of June 30, 2013.

Subsequent to June 30, 2013:

On July 24, 2013, in connection with the completion of the IPO and formation transactions, Physicians Realty L.P. repaid approximately $36.9 million of outstanding indebtedness on ten properties.

On August 29, 2013, the Operating Partnership, as borrower, the Company and certain subsidiaries, entered into a $75.0 million senior secured revolving credit facility. Subject to the satisfaction of certain conditions, including additional lender commitments, the Operating Partnership has the option to increase the borrowing capacity under the revolving credit facility up to $250.0 million. The revolving credit facility has a three-year term with an initial maturity date of August 29, 2016. The Operating Partnership has the option to extend the term to August 29, 2017.  Borrowings under the senior secured revolving credit facility bear interest at rates generally between LIBOR plus 2.65% and LIBOR plus 3.40%

Note 5—Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provides a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the valuation techniques and inputs used to measure fair value.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Funds have the ability to access. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Significant Level 2 inputs include interest rate swaps.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset.In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Funds assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

The Ziegler Funds measure their interest rate swaps at fair value on a recurring basis. The fair value of ($453,252) and $(642,940) as of June 30, 2013 and December 31, 2012, respectively, is based on primarily level 2 inputs described above.

The Ziegler Funds’ derivative instruments (Note 6) are not traded on an exchange. The Ziegler Funds obtained the fair value of the swaps from the counterparty. They then tested that fair value against a fair value determined by a methodology that included using the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations were limited to quoted prices for similar assets or liabilities in active markets (specifically future contracts) and inputs other than quoted prices that were observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility for options, caps and floors, basis swap adjustments and credit risk at commonly quoted intervals). Mid-market pricing was used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short-term, futures rates and swap rates beyond the derivative maturities were bootstrapped to provide spot rates at resets specified by the swaps (reset rates were then further adjusted by the basis swaps, if necessary). Inputs were collected from Bloomberg as the last price on the last market day of the period. The same rates used to bootstrap the yield curves were used to discount the future cash flows prior to the credit risk effect for both the Ziegler Funds and the credit risk of its counterparty when determining the fair value of derivatives under generally accepted accounting principles. The fair values resulting from the separate calculations were not significantly different.

Both direct and indirect observable inputs may be used to determine the fair value of the positions classified as Level 2 assets and liabilities. As a result, the unrealized gains and losses for these asset and liabilities presented above may include changes in fair value that were attributable to both direct and indirect observable inputs. Changes in fair value of the interest rate swaps totaled $(115,307) and $(39,763) and $(189,688) and $(58,138) for the three and six months ended June 30, 2013 and 2012, respectively, and are included in the combined statement of operations. The fair value was obtained from the swaps’ counterparty. The following table sets forth by level within the fair value hierarchy the Ziegler Fund’s assets and liabilities that were accounted for on a nonrecurring basis as of December 31, 2012.

		Nonrecurring Fair Value Measurements At Report Date using:
	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Year Ended December 31, 2012
Medical office buildings	$3,588,594	$—	$—	$3,588,594	$(614,540)
Land	1,210,406	—	—	1,210,406	(231,594)
Property under development	674,773	—	—	674,773	(90,455)
	$5,473,773	$—	$—	$5,473,773	$(936,589)

The impairment of the medical office buildings reference above mainly resulted from declines in current and projected operating results and cash flows of the properties. (See Note 2)  There were no fair value measurements on a nonrecurring basis as of June 30, 2013.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level 3 for the fair value hierarchy as of December 31, 2012. There were no changes in the quantitative inputs and assumptions used for items categorized in Level 3 for the fair hierarchy as of June 30, 2013. The disclosure below excludes information on unobservable inputs that are non-quantitative such as unadjusted prices from recent transactions or third party valuations.

Asset Category	Fair value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Investment in real estate properties	$4,799,000	Discounted cash flow	Discount rate	10.7-13.5%
			Capitalization rate	7.7-10.5%
			Vacancy rate	9.41-17.8%

Property under development	$674,773	Market comparable/ Discounted cash flow	Capitalization rate	9-10%

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities.

The following table presents the fair value of other financial instruments. The swaps are measured at fair value on a recurring basis.

	June 30,		December 31,
	2013		2012
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable(1)	$83,795,086	$84,655,255	$84,489,017	$86,982,366

Interest rate swaps—Liabilities	$453,252	$453,252	$642,940	$642,940

(1)                  For disclosure purposes only.

Note 6—Derivative Financial Instruments

The Ziegler Funds are exposed to certain risks in the normal course of its business operations. One risk relating to the variability of interest on variable rate debt is managed through the use of derivatives. All derivative financial instruments are reported in the balance sheet at fair value.

In particular, interest rate swaps, which are designated as cash flow hedges are used to manage the risk associated with interest rates on variable-rate borrowings.

Generally, the funds enter into hedging relationships such that changes in the fair value or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

As of December 31, 2012, the Ziegler Funds held swaps to receive variable\pay fixed interest rates swaps with a total notional amount of $25,609,755, of which $17,441,821 expires in July 2013, with the remaining amount expiring in May 2016. As of June 30, 2013, the Ziegler Funds held swaps to receive variable/pay fixed interest rate swaps with a total notional amount of $23,326,511, of which $17,261,940 expires in July 2013, with the remaining amount expiring in May 2016. Gains recognized on the interest rate swaps of $115,307 and $31,955 were included in change in fair value of derivatives, net in the combined statements of operations for the three months ended June 30, 2013 and 2012, respectively and $189,688 and $58,138 for the six months ended June 30, 2013 and 2012, respectively.

Subsequent to June 30, 2013:

The variable/fixed interest rate swap with a notional amount of $17,261,940 expired on July 1, 2013.

Note 7—Operating Leases

The Ziegler Funds are lessors of medical office buildings. Leases have expirations from 2013 through 2028. As of June 30, 2013, the future minimum rental payments on noncancelable leases was as follows:

Year Ending December 31:
2013	$4,938,716
2014	9,685,610
2015	6,676,426
2016	9,313,563
2017	8,079,679
Thereafter	35,491,739
Total	$77,185,733

Note 8—Related Party Transactions

BCZ charges the Ziegler Funds an annual management fee equal to two percent of the total capital commitments. BCZ carries out the day-to-day management of the Ziegler Funds including origination of investments, investor reporting and accounting. Total management fees charged to the Ziegler Funds were $237,700 for each of the three months ended June 30, 2013 and 2012 and $475,400 for each of the six months ended June 30, 2013 and 2012. Total other fees charged to the Ziegler Funds were $6,995 for each of the three months ended June 30, 2013 and 2012 and $13,991 for each of the six months ended June 30, 2013 and 2012. The other fees include fees for accounting expenses and other amounts owed to

BCZ. As of June 30, 2013 and December 31, 2012, management and other fees of $1,919,399 and $1,530,300, respectively, were payable to BCZ and are included in accounts payable to related parties on the combined balance sheets

Subsequent to June 30, 2013:

Following the IPO and formation transactions, the outstanding payable owed to BCZ was repaid by the Ziegler Funds using a portion of the OP units received by the Ziegler Funds and cash held by the Ziegler Funds.

Note 9 — Subsequent Events

As discussed in Note 1, Physicians Realty L.P. purchased the remaining 50% joint venture equity interest in Arizona 23 (Arrowhead Commons) not owned by the Ziegler Funds.

As discussed in Note 4, in connection with closing of the IPO and formation transactions, Physicians Realty L.P. repaid approximately $36.9 million of outstanding indebtedness on ten properties.

We, effective August 21, 2013, through our Operating Partnership, entered into the Agreement of Sale and Purchase to acquire a post-acute care specialty hospital in Plano, Texas for $18.2 million.

As discussed in Note 4, the Operating Partnership, on August 29, 2013, we and certain subsidiaries of the Operating Partnership entered into a senior secured revolving credit facility.

As discussed in Note 7, a variable/fixed interest rate swap with a notional amount of $17,261,940 expired on July 1, 2013.

As discussed in Note 8, in connection with closing of the IPO and formation transactions, the outstanding payable owed to BCZ was repaid by the Ziegler Funds.

Physicians Realty Trust and Subsidiaries

Pro Forma Consolidated Financial Statements
(Unaudited)

Physicians Realty Trust (together with its combined entities, the “Company,” “we,” “our” or “us”) is a Maryland real estate investment trust that was formed on April 9, 2013, in connection with our underwritten initial public offering of our common shares (the “IPO”).  In connection with the completion of the IPO on July 24, 2013, on the same date we acquired from four healthcare real estate funds (collectively, the “Ziegler Funds”), equity interests in the entities that directly or indirectly own interests in 19 properties, as well as certain operating assets and liabilities, pursuant to contribution agreements, which we refer to as our formation transactions. Prior to the completion of the IPO and the formation transactions, neither we nor Physicians Realty L.P., a Delaware limited partnership (our “Operating Partnership”), had any corporate or business activity since our formation other than the issuance of 1,000 common shares, par value $0.01 per share (“Common Shares”), for $1,000 in cash in connection with our initial capitalization and our contributions of $1,000 to our Operating Partnership.  We are the sole general partner of our Operating Partnership.  We contributed the net proceeds of the IPO, including those  related to the underwriters exercise of their overallotment option, to our operating partnership in exchange for common units of partnership interest in our Operating Partnership.  Upon completion of the IPO and the related formation transactions described below, we own 81.4% of our Operating Partnership and all of our operations are carried on through our Operating Partnership. Accordingly, we will consolidate the assets, liabilities and results of operations of our Operating Partnership.

The accompanying pro forma consolidated financial statements include the operations and assets of our Predecessor, which is not a legal entity but rather a combination of real estate entities under common control by the Ziegler Funds. Our “Predecessor” includes entities owned and/or controlled by the Ziegler Funds, which own interests in 19 medical office properties. In addition, the pro forma consolidated financial statements reflect the acquisition of the remaining 50% interest in the entity that owns Arrowhead Commons, not owned by the Ziegler Funds, using proceeds of the IPO as part of the formation transaction.

The contribution or acquisition of interests in the controlled entities is considered a transaction between entities that own the properties that are commonly controlled by The Ziegler Companies, Inc. and are engaged in similar activities of the Predecessor. As part of the formation transactions, at the closing of the IPO on July 24, 2013 the Ziegler Funds contributed to us 100% of their ownership interests in the entities that own the properties that comprise our initial portfolio in exchange for an aggregate of 2,744,000 common units of limited partnership interest in our Operating Partnership. The Ziegler Companies, Inc., through its direct and indirect wholly-owned subsidiaries, including B.C. Ziegler and Company, controlled each of the four Ziegler Funds as sole manager of the three funds that are organized as limited liability companies and as sole general partner of the fund that is organized as a limited partnership and had authority to manage the day-to-day activities and operations of the four Ziegler Funds and thus is deemed to have controlled the Predecessor. The Ziegler Companies, Inc. provided the initial capital for the formation of the Company and held all of the outstanding shares of the Company prior to the IPO. The Company has determined that the transactions pursuant to which the Ziegler Funds, which are controlled by The Ziegler Companies, Inc., contributed the assets and liabilities of the Predecessor to the Operating Partnership, which is also controlled by The Ziegler Companies, Inc., are transactions among entities under common control and in accordance with ASC 805-50-30-5, the Company has determined that such transactions should be accounted for at the historical cost of the contributing entities.

Under ASC 810-10, the acquisition of the remaining 50% ownership interest in Arrowhead Commons will be accounted for at historical cost as the Operating Partnership retained control of the property at the time of acquisition.

The unaudited pro forma consolidated financial statements have been derived from our Predecessor’s historical combined financial statements. The unaudited pro forma balance sheet as of June 30, 2013 is presented to reflect adjustments to the Predecessor’s historical combined balance sheets as of June 30, 2013 as if the IPO and the related formation transactions were completed on June 30, 2013. The unaudited pro forma consolidated statements of operations for the six months ended June 30, 2013 are presented as if the IPO and the related formation transactions were completed on January 1, 2013. The following unaudited pro forma financial statements should be read in conjunction with (i) the Predecessor’s historical combined financial statements as of June 30, 2013 and (ii) the “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” sections in the Company’s final prospectus dated July 18, 2013 filed with the Securities and Exchange Commission on July 19, 2013, which we refer to as the “final prospectus”. We have based the unaudited pro forma adjustments on available information and assumptions that we believe are reasonable. The following unaudited pro forma consolidated financial statements are presented for informational purposes only and are not necessarily indicative of what our actual financial position would have been as of June 30, 2013 assuming the offering and the related formation transactions had all been completed on January 1, 2013, and what actual results of operations would have been for the six months ended June 30, 2013 assuming the IPO and the related formation transactions were completed on such date, are not indicative of future results of operations or financial condition and should not be viewed as indicative of future results of operations or financial condition.

Physicians Realty Trust

Pro Forma Consolidated Balance Sheet

June 30, 2013

(Unaudited)

	Physicians		Acquisitions	Pro Forma	Proceeds
	Realty		Arrowhead	Before	From	Use of		Other		Company
	Trust	Predecessor	Commons	Offering	Offering	Proceeds		Adjustments		Pro Forma
	A	B	C		D

Assets
Real estate, at cost
Income producing property	—	$90,085,301	—	$90,085,301	—	—		—		$90,085,301
Tenant improvements	—	5,192,149	—	5,192,149	—	—		—		5,192,149
Property Under Development	—	674,773	—	674,773	—	—		—		674,773
Land	—	15,463,667	—	15,463,667	—	—		—		15,463,667
Accumulated depreciation	—	(18,042,616)	—	(18,042,616)	—	—		—		(18,042,616)
Real estate investments—net	—	93,373,274	—	93,373,274						93,373,274
Cash and cash equivalents	$1,000	2,366,052	—	2,367,052	$124,598,216	$(38,641,618	)E	—		88,323,650
Accounts receivable, net	—	556,783	—	556,783	—	—		—		556,783
Deferred Costs	—	995,371	—	995,371	—	—		$554,389	F	1,549,760
Intangibles	—	4,880,948	—	4,880,948	—	—		—		4,880,948
Other Assets	—	4,110,478	—	4,110,478	(834,310)	—		—		3,276,168
Total Assets	$1,000	$106,282,906	—	$106,283,906	$123,763,906	$(38,641,618)		$554,389		$191,960,583
Liabilities
Notes Payable	—	$83,795,086	—	$83,795,086	—	$(36,893,118	)E	—		$46,901,968
Accounts payable to related parties	—	1,919,399	—	1,919,399	—	—		$(1,919,399	)G	—
Accounts payable	—	644,114	—	644,114	—	(186,850	)H	—		457,264
Accrued expenses and other liabilities	—	1,271,998	—	1,271,998	—	—		—		1,271,998
Derivative liabilities	—	453,252	—	453,252	—	—		—		453,252
Total Liabilities	—	$88,083,849	—	$88,083,849	—	$(37,079,968)		$(1,919,399)		$49,084,482

Physicians Realty Trust

Pro Forma Consolidated Balance Sheet

June 30, 2013

(Unaudited)

	Physicians		Acquisitions	Pro Forma	Proceeds
	Realty		Arrowhead	Before	From	Use of		Other		Company
	Trust	Predecessor	Commons	Offering	Offering	Proceeds		Adjustments		Pro Forma
	A	B	C		D
Owners’ Equity
Predecessor equity	—	18,254,064	—	18,254,064	—	—		(18,254,064	)I	—
Noncontrolling interest in Predecessor		(55,007)	(455,432)	(510,439)	—	—				$(510,439)
Shareholders’ Equity	1,000	—	455,432	456,432	123,763,906	(1,561,650)		2,473,788	K	125,132,476
Noncontrolling interest in operating partnership	—	—	—	—	—	—		18,254,064	I	18,254,064
Total Owner’s Equity	1,000	18,199,057	—	18,200,057	123,763,906	(1,561,650	)J	2,473,788		142,876,101
Total Liabilities and Equity	$1,000	$106,282,906	—	$106,283,906	$123,763,906	$(38,641,618)		$554,389		$191,960,583

Physicians Realty Trust and Subsidiaries

Pro Forma Consolidated Income Statement

For the Six Months Ended June 30, 2013

(Unaudited)

	Physicians		Acquisitions	Pro Forma	Other		Company
	Realty Trust	Predecessor	Arrowhead Commons	Before Offering	Pro Forma Adjustments		Pro Forma
	AA	BB	CC
Revenue
Rental revenue	—	$5,031,549	—	$5,031,549	—		$5,031,549
Expense recoveries	—	1,600,925	—	1,600,925	—		1,600,925
Other revenue	—	5,637	—	5,637	—		5,637
Total Revenue	—	6,638,111	—	6,638,111	—		6,638,111

Expenses
Management fees	—	475,400	—	475,400	$(475,400	)DD	—
General and administrative	—	222,021	—	222,021	1,199,000	EE	1,421,021
Operational Expenses	—	2,524,170	—	2,524,170	—		2,524,170
Depreciation and amortization	—	2,060,492	—	2,060,492	(46,566	)FF	2,013,926
Total Expenses	—	5,282,083	—	5,282,083	677,034		5,959,117

Total operating income	—	1,356,028	—	1,356,028	(677,034)		678,994
Interest expense	—	2,130,143	—	2,130,143	(879,401	)GG	1,250,742
Change in fair value of derivatives, net	—	(189,688)	—	(189,688)	—		(189,688)
Combined net loss	—	(584,427)	—	(584,427)	202,367		(382,060)
Less net income attributable to noncontrolling interest	—	(125,485)	$6,319	(131,804)	—		(131,804)
Net income	—	$(709,912)	$6,319	$(716,231))	$202,367		$(513,864)
Earnings per share—basic:
Income from continuing operations attributable to common shareholders							(0.04	)HH

Earnings per share—diluted:
Income from continuing operations attributable to common shareholders							(0.03	)HH

Notes to Unaudited Pro Forma Consolidated Financial Statements

1.  Adjustments to the Pro Forma Consolidated Balance Sheet

(A)  Represents the balance sheet of Physicians Realty Trust as of June 30, 2013. Upon completion of the IPO and the formation transactions, we redeemed 1,000 shares issued in our initial capitalization for $1,000 of cash.

(B)  Reflects the historical combined balance sheet of our Predecessor as of June 30, 2013.

(C)  Reflects the acquisition by us of the 50% ownership interest in the entity that owns Arrowhead Commons, and was not owned by the Ziegler Funds prior to consummation of the formation transactions in exchange for $850,000 cash and the assumption of related debt (see Note E below). The Ziegler Funds have a 50% ownership interest in the entity that owns Arrowhead Commons and is the primary beneficiary of the entity because it has the power to direct the activities that most significantly impact its economic performance and, therefore, such ownership interest has been included in the Predecessor’s combined financial statements. Upon completion of the acquisition, we own 100% of the entity that owns Arrowhead Commons.

(D)  Reflects gross proceeds from the IPO, inclusive of the underwriters’ overallotment option, of $135,166,366, reduced by $11,402,460, net of underwriters’ discounts and commissions and other costs of the IPO and the formation transactions payable by us, resulting in net proceeds to us of $123,763,906. These costs are charged against the gross IPO proceeds upon completion of the IPO. As of June 30, 2013, $834,310 of these fees had been paid by our Predecessor, which we reimbursed upon completion of the IPO. A summary is as follows:

Gross proceeds	$135,166,366
Underwriters’ discount	(9,577,460)
Transaction costs	(990,690)
Transaction costs incurred by our Predecessor through June 30, 2013 and to be reimbursed by us from the offering proceeds	(834,310)
Net proceeds	$123,763,906

(E)  We used a portion of the IPO proceeds as follows:

Debt paydowns	$36,893,118
Loan transfer and consent fees	300,000
Purchase of remaining 50% interest in the entity that owns Arrowhead Commons	850,000
Financing fees relating to anticipated credit facility	597,500
Redemption of initial capitalization of the Company	1,000
Total use of proceeds	$38,641,618

(F)  Reflects a $43,111 reduction of unamortized deferred financing costs related to debt that we repaid with proceeds from the IPO. Also, we have entered into a $75 million senior secured revolving credit facility.  This pro forma adjustment represents an estimated $597,500 in financing fees, which will be amortized over the life of the credit facility as an adjustment to interest expense.

(G)  Reflects the repayment by the Ziegler Funds of accrued management fees owed by the Ziegler Funds to Ziegler using a portion of the OP units received by the Ziegler Funds and cash held by the Ziegler Funds.

(H)  Represents $186,850 of IPO related costs payable to third parties and included in transaction costs incurred by our Predecessor referenced in Note (D) above.

(I)  Represents the reclassification of Predecessor equity to noncontrolling interests in Operating Partnership.

(J)  The adjustment to shareholders’ equity is determined by subtracting the sum of the liability adjustments to debt paydowns described in Note (E) and accounts payable adjustment described in Note (H) from the assets adjustment to cash and cash equivalents from total use of proceeds described in Note (E).

(K)  The adjustment to shareholder’s equity is determined by subtracting the liability adjustment to accounts payable to related parties described in Note (G) from assets adjustments to deferred costs described in Note (F).

2.  Adjustments to the Pro Forma Consolidated Statements of Operations

The adjustments to the pro forma consolidated statements of operations for the six months ended June 30, 2013 are as follows:

(AA)  Represents the historical consolidated statements of operations of Physicians Realty Trust for the six months ended June 30, 2013.  Prior to completion of the IPO and related formation transactions on July 24, 2013, Physicians Realty Trust did not have any corporate activity since its formation other than the issuance of 1,000 common shares in connection with its initial capitalization.

(BB)  Reflects the Predecessor’s historical combined statements of operations for the six months ended June 30, 2013.  As discussed in Note B to the pro forma consolidated balance sheet, our Operating Partnership acquired interests in the entities that own our initial properties from our Predecessor in exchange for OP units, which will be recorded at the Predecessor’s historical cost basis. As a result, expenses such as depreciation and amortization to be recognized by our Operating Partnership related to the acquired interests are based on the Predecessor’s historical cost basis of the related assets and liabilities.

(CC)  Reflects results of operations from the acquisition of the 50% interest in the entity that owns Arrowhead Commons, as discussed in Note (C) to the pro forma consolidated balance sheet by removing the adjustment for non-controlling interest.

(DD)  Management fees earned by the Predecessor of $475,400 for the six months ended June 30, 2013 is eliminated as we will not pay management fees following completion of the IPO.

(EE)  We expect to incur additional general and administrative expense as a result of becoming a public company, including but not limited to salaries and equity awards, board of trustees fees and expenses, trustee’s and officer’s insurance, Sarbanes-Oxley Act of 2002 compliance costs, and incremental legal, audit and tax fees. Management expects to recognize approximately $960,000 annually, or approximately $240,000 quarterly, of non-cash share-based compensation expense based on equity awards granted to our trustees and certain employees upon completion of the IPO. Those costs have been excluded from the unaudited pro forma consolidated statement of operations as they represent a forward-looking estimate. Amounts corresponding to services and expenses under contract are reflected as an adjustment in the pro forma consolidated statement of operations as additional general and administrative expenses, without duplication, to the general and administrative expenses appearing in the Predecessor’s operating statement. Our noncash share-based compensation awards are subject to time-based vesting in equal installments over three years commencing on the first anniversary of the date of grant as described in the Physicians Realty Trust 2013 Equity Incentive Plan. We estimate that there will be additional incremental expenses of being a public company in excess of our historical general and administrative expenses. Historically, certain executive officers of the Predecessor were paid a salary from the management fee charged to the Predecessor and as a result, their compensation was not included in general and administrative expenses for any of the historical periods presented. We will pay each of these individuals a salary and other compensation pursuant to employment agreements and our equity incentive plan, copies of which were filed as exhibits to our registration statement on Form S-11 filed with the Securities and Exchange Commission (Registration No. 333-188862), which will increase our general and administrative expenses. We also expect our legal and accounting costs and other expenses of being a public company to exceed our Predecessor’s historical costs.

(FF)  Reflects the decrease in net amortization expense as a result of the refinancing transactions described more fully in Notes (D) and (E) to the consolidated pro forma balance sheet. On a pro forma basis, we expect amortization expense of deferred financing costs related to the paydown of secured debt to decrease $46,566 for the six months ended June 30, 2013.

(GG)  Reflects the decrease in net interest expense as a result of the refinancing transactions described more fully in Notes (D) and (E) to the pro forma consolidated balance sheet. On a pro forma basis, we expect interest expense to decrease $879,401 for the six months ended June 30, 2013 due to the repayment of secured debt as described in Note (E) above.

(HH)  Represents pro forma income (loss) from continuing operations attributable to common shares outstanding following the completion of the IPO and the formation transactions.

Earnings per share—basic is calculated based on the pro forma weighted average of common shares outstanding, which was 11,753,597 shares for each of the periods reported. Earnings per share—diluted is calculated based on net income (loss) before allocation to non-controlling interests by giving effect to the exchange of OP units for common shares on a one-for-one basis, which resulted in diluted shares of 14,747,597 for each of the periods reported.

Set forth below is a reconciliation of pro forma weighted average shares outstanding:

Number of common shares issued in the IPO (inclusive of the underwriters’ overallotment option)	11,753,597
Number of restricted common shares issuable to trustees and certain employees upon completion of the offering	250,000
Number of OP units issued in the formation transactions	2,744,000
Total	14,747,597

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our,” “our company,” and “Physicians Realty” refer to Physicians Realty Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including Physicians Realty L.P., a Delaware limited partnership, of which we are the sole general partner and which we refer to in this Quarterly Report on Form 10-Q as our Operating Partnership.

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements.  Likewise, our pro forma financial statements and our statements regarding anticipated market conditions are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•                  general economic conditions;

•                  adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•                  our failure to generate sufficient cash flows to service our outstanding indebtedness;

•                  fluctuations in interest rates and increased operating costs;

•                  the availability, terms and deployment of debt and equity capital, including our senior secured revolving credit facility;

•                  our ability to make distributions on our shares of beneficial interest;

•                  general volatility of the market price of our common shares;

•                  our lack of operating history;

•                  changes in our business or strategy;

•                  our dependence upon key personnel whose continued service is not guaranteed;

•                  our ability to identify, hire and retain highly qualified personnel in the future;

•                  the degree and nature of our competition;

•                  changes in governmental regulations, tax rates and similar matters;

•                  defaults on or non-renewal of leases by tenants;

•                  decreased rental rates or increased vacancy rates;

•                  difficulties in identifying healthcare properties to acquire and completing acquisitions;

•                  competition for investment opportunities;

•                  our failure to successfully develop, integrate and operate acquired properties and operations;

•                  the impact of our investment in joint ventures;

•                  the financial condition and liquidity of, or disputes with, joint venture and development partners;

•                  our ability to operate as a public company;

•                  changes in GAAP;

•                  lack of or insufficient amounts of insurance;

•                  other factors affecting the real estate industry generally;

•                  our failure to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;

•                  limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•                  changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments will include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

Prior to completion of our IPO on July 24, 2013, we had no operations or assets, other than $1,000 of cash from our initial capitalization and the historical financial information in this Quarterly Report on Form 10-Q is that of our Predecessor.  We acquired our initial portfolio of 19 properties upon completion of the IPO and related formation transactions on July 24, 2013.  Our initial portfolio consists of 19 properties located in ten states with approximately 528,048 net leasable square feet, which as of June 30, 2013 were approximately 84.5% leased with a weighted average remaining lease term of 7 years. As of June 30, 2013, approximately 46% of the net leasable square footage of our initial properties is affiliated with a healthcare delivery system and approximately 49% of the net leasable square footage of our initial properties is located within approximately 1/4 mile of a hospital campus. We receive a cash rental stream from these healthcare providers under our leases. Approximately 96% of the annualized base rent payments from our initial properties as of June 30, 2013 is from triple net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 2%. Therefore, our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our initial portfolio of medical office buildings will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2013, leases representing 2.4%, 4.2% and 2.1% of leasable square feet in our initial portfolio will expire in 2013, 2014 and 2015, respectively.

The approximately $46.9 million of pro forma indebtedness outstanding upon completion of the IPO and the formation transactions, and after our use of proceeds from the IPO to repay a portion of the debt secured by certain of and initial properties, is comprised principally of mortgage indebtedness secured by first mortgages on 7 of our initial properties. We have entered into a senior secured revolving credit facility and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, and capital expenditures, provide for working capital and for other general corporate purposes.

Formation Transactions

Concurrently with the completion of the IPO, we entered into a series of formation transactions pursuant to which we acquired, through a series of contribution transactions, the entities that own the properties that comprise our initial portfolio from the Ziegler Funds, as well as certain operating assets and liabilities. In addition, at the completion of the IPO, we entered into a shared services agreement with B.C. Ziegler & Company (“Ziegler”) pursuant to which Ziegler provides office space, IT support, accounting support and other services to us in exchange for an annual fee.

To acquire the ownership interests in the entities that own the properties included in our initial portfolio, and certain other operating assets and liabilities, from the Ziegler Funds, we issued to the Ziegler Funds an aggregate of 2,744,000 common units of partnership interest in our operating partnership (“OP Units”), having an aggregate value of approximately $31.6 million based on the IPO Price. These formation transactions were effected concurrently with the completion of the IPO.

The net proceeds from the IPO, inclusive of the underwriters’ overallotment option were approximately $123.8 million, (after deducting the underwriting discount and commissions and estimated expenses of the IPO and the formation transactions payable by us). We contributed the net proceeds of the IPO to our operating partnership in exchange for OP units representing a 81.4% interest in our operating partnership. Our operating partnership used the proceeds received from us to repay approximately $36.9 million of outstanding indebtedness and approximately $850,000 to purchase the 50% interest in the Arrowhead Commons property not owned by the Ziegler Funds, after which we became the 100% owner of the property, and to pay certain expenses related to debt transfer and our anticipated credit facility.

Upon completion of the formation transactions, we are a vertically integrated and self-administered REIT with approximately 5 employees and conduct our operations through our operating partnership and wholly-owned subsidiaries of our operating partnership.

Acquisitions

On August 21, 2013, we, through our Operating Partnership, entered into an Agreement of Sale and Purchase to acquire a post-acute care specialty hospital in Plano, Texas for $18.2 million.  We will fund this acquisition with proceeds from our recently completed initial public offering.  The closing date is to occur ten days after a due diligence period or such earlier date as the Operating Partnership may designate by giving at least five days advance notice to the seller, but in no event later than September 27, 2013.  The Agreement of Sale and Purchase is attached as Exhibit 10.16 and is incorporated herein by reference.  The foregoing description of the acquisition does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.16.

Components of Our Revenues, Expenses and Cash Flow

Revenues

Our revenues consist primarily of the rents and associated charges we collect from our tenants as stipulated in our multi-year triple-net leases. In addition to rent under existing leases, a part of our revenues is made up of other cash payments owed to us by our tenants for reimbursement of property-level operating expenses. Additionally, we recognize certain non-cash revenues. These other cash and non-cash revenues are highlighted below.

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants and straight-lining of contractual rents.

Substantially all of our leases require our tenants to make estimated payments to us to cover their proportional share of operating expenses, including but not limited to real estate taxes, property insurance, routine maintenance and repairs, utilities, and property management expenses. We collect these estimated expenses and are reimbursed by our tenants for any actual expenses in excess of our estimates or reimburse tenants if our collected estimates exceed our actual operating expenses. The net reimbursed operating expenses are included in rental revenues.

Other revenues. We sweep our excess cash balances into interest-bearing accounts which produce interest. Other revenues may also include amortized tenant improvement paid monthly.

Expenses

We recognize a variety of cash and non-cash charges in our financial statements. Our expenses consist primarily of the interest expense on the borrowings we incur in order to make our investments, depreciation and amortization, and the general and administrative costs associated with operating our business.

Interest expense. We recognize the interest we incur on our borrowings as an interest expense. Additionally, we incur non-cash charges that reflect costs incurred with arranging certain debt instruments. We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred.

Depreciation and amortization. We incur depreciation and amortization expense on all of our long-lived assets. This non-cash expense is designed under generally accepted accounting principles, or GAAP, to reflect the economic useful lives of our assets.

Management fees. In connection with the establishing and managing the Ziegler Funds, B.C. Ziegler & Company and another subsidiary of the Ziegler Companies, Inc. historically charged a management fee to the Ziegler Funds. Management fees charged by B.C. Ziegler & Company and another subsidiary of the Ziegler Companies, Inc. were discontinued upon completion the IPO and the formation transactions.

General and administrative. General and administrative costs include certain expenses such as accounting, legal and other professional fees as well as certain other administrative and travel costs, and expenses related to bank charges, franchise taxes, and corporate filing fees. Following completion of the IPO, we expect to incur general and administrative costs consisting of executive and employee compensation, travel and administrative costs, accounting, legal and other professional fees, trustee fees, stock exchange listing fees, officer and trustee insurance costs and other costs associated with being a public reporting company. In addition, effective upon completion of the IPO, we entered into a shared services agreement with Ziegler with respect to certain overhead services. See “Certain Relationships and Related Transactions—Shared Services Agreement” in our final prospectus.

Impairment losses. We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Factors that are considered, include, but are not limited to, a significant decrease in market value, an adverse change in the manner in which a long-lived asset is used or a deterioration in physical condition, an adverse change in legal factors or business climate, or a decline in current-period operating cash flows. In the event impairment in value occurs and a portion of the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables.

Change in fair value of derivatives, net. We have implemented Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the combined statements of operations. In 2011, we entered into two interest rate swaps and record the fluctuations in fair value of these swaps as a change in fair value of derivatives, net in the combined statement of operations.

Loss on sale of property under development. We record any gain resulting from the sale of assets at the time of sale. We record any losses resulting from the sale of assets at the time we enter into a definitive agreement for the sale of the asset.

Cash Flow

Cash flows from operating activities. Cash flows from operating activities are derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that is not paid for in cash during the same period. We expect to make our distributions based largely on cash provided by operations.

Cash flows from investing activities. Cash flows from investing activities consist of cash that is used during a period for making new investments and capital expenditures offset by cash provided from sales of real estate investments.

Cash flows from financing activities. Cash flows from financing activities consist of cash we receive from issuances of debt and equity financings. This cash provides the primary basis for investments in new properties and capital expenditures. While we may invest a portion of our cash from operations into new investments, as a result of the distribution requirements to maintain our REIT status, it is likely that additional debt or equity financings will finance the majority of our investment activity. Cash used in financing activities consists of repayment of debt and distributions paid to shareholders and OP unit holders.

Results of Operations

Overview

The completion of the IPO and the formation transactions transformed our historical business, which was previously operated through the Ziegler Funds, into a consolidated publicly-traded real estate company that intends to elect and qualify to be taxed as a REIT for federal income tax purposes, commencing with our short taxable year ending December 31, 2013. For this and other reasons set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we do not believe that the discussion of our Predecessor’s historical results of operations is indicative of our future operating results. The following discussion of results of operations relate to our Predecessor.

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Total Revenues

Total revenues increased $141,426, or 4.4%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $67,268, or 2.7%, from $2,467,714 for the three months ended June 30, 2012 to $2,534,982 for the three months ended June 30, 2013, primarily due to two new triple net leases totaling 15,431 square feet that commenced in December 2012 and February 2013, and a new 5 year lease extension on 38,098 square feet that commenced in June 2012.

Expense recoveries. Expense recoveries increased $74,262, or 10.4%, from $712,396 for the three months ended June 30, 2012 to $786,658 for the three months ended June 30, 2013, due primarily to an increase in the new triple net leases mentioned above.

Total Expenses

Total expenses increased by $159,148, or 6.4%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. An analysis of selected expenses follows.

General and administrative. General and administrative expenses increased $72,670, or 247%, from $29,419 during the three months ended June 30, 2012 to $102,089 during the three months ended June 30, 2013. The increase was primarily attributable to higher audit and other professional fees incurred with the IPO and formation transactions.

Operational expenses. Operational expenses increased $75,794, or 6.4%, from $1,184,759 for the three months ended June 30, 2012 to $1,260,553 for the three months ended June 30, 2013, due primarily to the write-off of unamortized deferred financing fees relating to the debt refinancing of the Sandwich property of $75,413.

Depreciation and amortization. Depreciation and amortization was $1,039,480 during the three months ended June 30, 2013 compared to $1,028,795 for the three months ended June 30, 2012, representing an increase of $10,685, or 1.0%, due primarily to an increase in depreciable assets.

Interest expense. Interest expense for the three months ended June 30, 2013 was $1,080,743 compared to $1,127,128 for the three months ended June 30, 2012, representing a decrease of $46,385, or 4.1%. The decrease was primarily due to lower average mortgage loan borrowings resulting from the repayment of outstanding debt on the Stonecreek Family Health Center in October 2012 as well as a reduction in balances from scheduled principal payments under the loan agreements.

The above changes contributed to a decrease in combined net loss before discontinued operations of $112,014, or 28.4%, from $(395,089) for the three months ended June 30, 2012 to $(283,075) for the three months ended June 30, 2013.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Total Revenues

Total revenues increased $194,709, or 3.0%, for the six months ended June 30, 2013 as compared to the year ended December 31, 2012. An analysis of selected revenues follows.

Rental revenues. Rental revenues decreased $5,826, or 0.1%, from $5,037,375 to $5,031,549, primarily due to the expiration and non-renewal of a lease which was partially offset by two new triple net leases totaling 15,431 square feet that commenced in December 2012 and February 2013, and a new 5 year lease extension on 38,098 square feet that commenced in June 2012.

Expense recoveries. Expense recoveries increased $199,639, or 14.2%, from $1,401,286 for the six months ended June 30, 2012 to $1,600,925 for the six months ended June 30, 2013 due primarily to the new triple net leases described above.

Total Expenses

Total expenses increased by $111,981, or 2.2% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. An analysis of selected expenses follows.

General and administrative. General and administrative expenses increased $33,713, or 17.9%, from $188,308 during the six months ended June 30, 2012 to $222,021 during the six months ended June 30, 2013. The increase was primarily attributable to an increase in audit and other professional fees incurred in connection with the IPO and formation transactions.

Operational expenses. Operational expenses increased $173,998, or 7.4%, from $2,350,172 for the six months ended June 30, 2012 to $2,524,170 for the six months ended June 30, 2013, due primarily to increases in real estate taxes of $97,211 and a $75,413 write-off of unamortized deferred financing fees relating to the debt re-financing at Sandwich.

Loss on sale of property under development. In January 2012, a loss on sale of $66,853 was recognized in connection with the sale of a condominium unit at the Summerfield Square property

Depreciation and amortization. Depreciation and amortization was $2,060,492 during the six months ended June 30, 2013 compared to $2,089,369 for the six months ended June 30, 2012, representing a decrease of $28,877, or 1.4%, due primarily to lower amortization on leases and lease intangibles that expired, as well as lower depreciation resulting from certain assets or property improvements becoming fully depreciated.

Interest expense. Interest expense for the six months ended June 30, 2013 was $2,130,143 compared to $2,302,768 for the six months ended June 30, 2012, representing a decrease of $172,625, or 7.5%. The decrease was primarily due to lower average mortgage loan balances from scheduled principal payments under the loan agreements.

The above changes contributed to a decrease in combined net loss before discontinued operations of $386,903 from $(971,330) for the six months ended June 30, 2012 to $(584,427) for the six months ended June 30, 2013.

Cash Flows

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Cash flows from operating activities. Cash flows from operating activities was $1,027,171 during the six months ended June 30, 2013 compared to $1,642,264 during the six months ended June 30, 2012, representing a decrease of $615,093. This change was primarily attributable to an increase in other assets due to IPO expenses that were paid by the Predecessor.  These expenses were reimbursed to the Predecessor by Physicians Realty L.P. following the closing of the IPO on July 24, 2013.

Cash flows from investing activities. Cash flows used in investing activities was $267,896 during the six months ended June 30, 2013 compared to cash flow from investing activities of $5,076,719 during the six months ended June 30, 2012, representing a decrease of $5,344,615.  The decrease was primarily attributable to the proceeds from the sale of investment properties in the 2012 period. Cash used in investing activities for capital expenditures on investment properties totaled $267,896 during the six months ended June 30, 2013 and $470,901 for the six months ended June 30, 2012, a decrease of $203,005.

Cash flows from financing activities. Cash flows used in financing activities was $1,007,259 during the six months ended June 30, 2013 compared to $6,652,365 during the six months ended June 30, 2012, representing a decrease of $5,645,106. The decrease was primarily attributable to the repayment of notes payable in June 2012 of $3,618,577 and $804,888, representing all outstanding debt on Georgia 22 and Wisconsin 24, respectively. Also, $740,545 of the decrease was attributable to a $497,000 decrease in distributions to members and partners, and a $243,545 decrease in distributions to noncontrolling interest.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•                  property expenses,

•                  interest expense and scheduled principal payments on outstanding indebtedness,

•                  general and administrative expenses, and

•                  capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future distributions expected to be paid to our common shareholders and OP unit holders in our operating partnership following completion of the IPO.

We expect to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities, the proceeds of the IPO and borrowings available under our senior secured revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We expect to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, issuances of equity securities, and, in connection with acquisitions of additional properties, the issuance of OP units of our operating partnership, and proceeds from select property dispositions and joint venture transactions.

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We currently are evaluating additional potential investments consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the investment. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, borrowings, including under our senior secured revolving credit facility or the proceeds from additional issuances of common or preferred shares, issuances of OP units or other securities.

On August 29, 2013, the Operating Partnership, as borrower, the Company and certain subsidiaries, entered into a $75.0 million senior secured revolving credit facility. Subject to the satisfaction of certain conditions, including additional lender commitments, the Operating Partnership has the option to increase the borrowing capacity under the revolving credit facility up to $250.0 million. The revolving credit facility has a three-year term with an initial maturity date of August 29, 2016. The Operating Partnership has the option to extend the term to August 29, 2017.  Borrowings under the senior secured revolving credit facility bear interest at rates generally between LIBOR plus 2.65% and LIBOR plus 3.40%.  Any additional indebtedness incurred or issued by us may be secured or unsecured, may have a short, medium, or long term fixed or variable interest rate and may be subject to other terms and conditions that we deem acceptable. We may also enter into financing arrangements on terms that we might not otherwise accept if we were in need of liquidity and had limited options.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

As of June 30, 2013, the entity that owned Summerfield Square was in default under the loan agreement evidencing such loan that required the entity to, among other things, repay the principal amount due by the maturity date of March 18, 2012. The lender for this loan has waived this default through September 30, 2013 under a forbearance agreement.

Ingham Medical Center (Michigan 6) is currently in default with respect to the minimum debt service coverage ratio and minimum global debt service coverage ratio covenants as it relates to the mortgage loan on its property and has not obtained a waiver from the bank. Michigan 6 continues to remit all scheduled mortgage payments on a timely basis and management does not anticipate any adverse impact to the combined financial statements as a result of the noncompliance as no action has been taken by the lender to demand payment or exercise any other remedies or rights as stipulated in the loan agreement.

Under the loan agreement for the Summit Healthplex (Georgia 21) mortgage loan, Ziegler Fund I is currently in default with respect to the minimum level of tangible net worth covenant and has not obtained a waiver from the lender. Georgia 21 continues to remit all scheduled mortgage payments on a timely basis and management does not anticipate any adverse impact to the combined financial statements as a result of the noncompliance as no action has been taken by the lender to demand payment or exercise any other remedies or rights as stipulated in the loan agreement. Georgia 21 is currently in compliance with its minimum debt service ratio covenant as of June 30, 2013.

We currently are in compliance with all other debt covenants in our outstanding indebtedness.

On July 24, 2013, in connection with the completion of the IPO and the formation transactions the outstanding indebtedness on Summerfield Square, Ingham Medical Center and Summit Healthplex was repaid, and thus remedied the defaults.

Commitments—Pre Offering

The following table sets forth principal obligations and commitments, including periodic interest payments related to the indebtedness outstanding as of June 30, 2013, without giving effect to the use of proceeds of the IPO:

	Payments by Period
	Total	2013	2014	2015	Thereafter
	(in thousands)
Principal payments(1)	$83,795	$35,251	$1,055	$1,098	$46,391
Interest payments—fixed rate debt(1)	12,451	213	2,259	2,214	7,765
Interest payments—variable rate debt(1)	2,041	307	250	243	1,241
Ground lease payments	1,833	8	17	17	1,791
Total	$100,120	$35,779	$3,581	$3,572	$57,188

(1)                                 Payments shown above represent 100% of debt service and do not reflect joint venture interests.

Commitments—Post Offering

The following table sets forth principal obligations and commitments, including periodic interest payments related to the pro forma indebtedness outstanding as of June 30, 2013, after the repayment of outstanding indebtedness on certain properties using the proceeds of the IPO:

	Payments by Period
	Total	2013	2014	2015	Thereafter
	(in thousands)
Principal payments(1)	$46,902	$495	$1,022	$1,063	$44,322
Interest payments—fixed rate debt(1)	8,732	1,181	2,259	2,214	3,078
Interest payments—variable rate debt(1)	772	96	188	182	306
Ground lease payments	1,790	8	17	17	1,748
Ziegler shared services agreement fee	3,250	650	650	650	1,300
Total	$61,446	$2,430	$4,136	$4,126	$50,754

(1)                                 Payments shown above represent 100% of debt service and do not reflect joint venture interests.

In addition to the contractual obligations set forth in the table above, we entered into employment agreements with certain of our executive officers upon completion of the IPO.  These employment agreements provide for salary, bonus and other benefits, including severance upon a termination of employment under certain circumstances. We will also enter into contracts for services at certain properties from time to time.

Indebtedness to be Outstanding After the IPO

As of June 30, 2013, we had total pro forma consolidated indebtedness of approximately $46.9 million. The weighted average interest rate on our total pro forma consolidated indebtedness would have been 5.26% (based on the 30-day LIBOR rate as of June 30, 2013 of 0.1932%). On a pro forma basis as of June 30, 2013, we had approximately $6.5 million, or approximately 13.8%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to the total pro forma consolidated indebtedness outstanding as of June 30, 2013 following completion of the IPO and the use of proceeds therefrom.

Property	Principal	Fixed/Floating Rate	Rate		Maturity
	(in thousands)
Canton Medical Office Building(1)	$6,356	Fixed	5.94%		06/06/17
Firehouse Square	2,857	Fixed	6.58%		09/06/17
Hackley Medical Square	5,564	Fixed	5.93%		01/06/17
MeadowView Professional Center	10,666	Fixed	5.81%		06/06/17
Mid Coast Hospital Medical Office Building(2)	8,171	Fixed	4.82	%(3)	05/16/16
Remington Medical Commons(4)	6,473	Floating	LIBOR + 2.75%		09/28/17
Valley West Hospital Medical Office Building(5)	6,815	Fixed	5.35%		01/01/18
Total	$46,902

(1)                                 In the formation transactions, we acquired a 50.0% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(2)                                 In the formation transactions, we acquired a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(3)                                 This loan bears interest at a rate of LIBOR + 2.25%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.82% through the date of maturity.

(4)                                 In the formation transactions, we acquired a 65.0% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(5)                                 In the formation transactions, we acquired a 59.6% interest in the joint venture that owns this property. Debt shown is the full amount of the mortgage indebtedness on this property.

Critical Accounting Policies

Our combined financial statements are prepared in conformity with accounting policies generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our combined financial statements.

Principles of Combination

The accompanying combined financial statements include the accounts of our initial properties and all controlled subsidiaries and joint ventures. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the combined statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the combined balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in combination.

We consider ourselves to control an entity under Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“ASC 810”), if we are the majority owner of and have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. A VIE is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE at either the date we became involved with the variable interest entity or upon the occurrence of a reconsideration event. We have concluded that two of our partially-owned entities (Summerfield Square and Arrowhead Commons) are VIEs.

Real Estate Investment Properties and Identified Intangible Assets

We are required to make subjective assessments of the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. Real estate investment properties and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Medical office buildings are depreciated over their estimated useful lives ranging up to 50 years using the straight-line method. Tenant improvements and in-place leases are amortized over the lease life of the in-place leases or the tenant’s respective lease term. Cost of maintenance and repairs are charged to expense when incurred.

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful live should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investment will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investment and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows is based on a number of factors including the historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell.

Rental Revenue

We recognize rental revenue in accordance with ASC 840, Leases (“ASC 840”). ASC 840 requires that rental revenue, less lease inducements, be recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due are included in other assets on the combined balance sheets. If we determine the collectability of straight-line rents is not reasonable assured, we limit future recognition to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

Tenant recoveries related to reimbursement for real estate taxes, insurance, and other operating expenses are recognized as rental revenue in the period the applicable expenses are incurred. The reimbursements are recognized at gross, as we are generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and bears the credit risk. Real estate taxes paid by tenants in accordance with the triple net leases and corresponding expenses have been included in rental revenue and operational expenses, respectively, on the combined statements of operations.

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the combined statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the combined balance sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Derivative Instruments

We have implemented ASC 815, Accounting for Derivative Instruments and Hedging Activity (“ASC 815”), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. We recognize our derivatives as a liability on the combined balance sheets. When specific hedge accounting criteria is not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of our derivative instruments are recorded in the combined statements of operations We did not designate our derivatives as a hedge.

Purchase of Investment Properties

Upon the acquisition of real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building, and improvements) and identified intangible assets and liabilities (consisting of above- and below-market leases, in place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of ASC

805, Business Combinations (“ASC 805”), and we allocate purchase price based on these assessments. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, which generally represents Level 3 inputs, and includes the assistance of a third party appraiser using the income approach method valuation. The income approach methodology utilizes the remaining noncancelable lease terms as defined in the lease agreements, market rental data, capitalization and discount rates. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with ASC 805 in the period incurred. The fair value of tangible property assets acquired under ASC 805 considers the value of the property as if vacant determined by sales comparables and other relevant data. The fair value reflects the depreciated replacement cost of the permanent assets, with no trade fixtures included. The determination of fair value involves the use of significant judgment and estimation.

We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio, or third party appraisals.

In recognizing identified intangible assets and liabilities of an acquired property, the value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

In determining the value of in-place leases and tenant relationships, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions, tenant improvements, legal, and other related costs based on current market demand. The values assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

Use of Estimates

The preparation of the combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made for the valuation of real estate and related intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt out” of this provision and, as a result, we will be required to comply with new or revised accounting standards as required when they are adopted. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

REIT Qualification Requirements

We are subject to a number of operational and organizational requirements necessary to qualify and maintain our qualification as a REIT. If we fail to qualify as a REIT or fail to remain qualified as a REIT in any taxable year, our income would be subject to federal income tax at regular corporate rates and potentially increased state and local taxes and could incur substantial tax liabilities which could have an adverse impact upon our results of operations, liquidity and distributions to our shareholders.

Real Estate Taxes

Pursuant to our typical lease agreements, our tenants generally are responsible, directly or indirectly, for the payment of all real estate taxes assessed on our initial properties.

Credit Facility

On August 29, 2013, our Operating Partnership, as borrower, and we, as parent guarantor, and certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). Subject to satisfaction of certain conditions, including additional lender commitments, the Operating Partnership has the option to increase the borrowing capacity under the revolving credit facility to up to $250 million. The amount available to the Operating Partnership under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the credit facility.

The Credit Agreement has a three-year term with an initial maturity date of August 29, 2016. Subject to the terms of the Credit Agreement, the Operating Partnership has the option to extend the term of the Credit Agreement to August 29, 2017.

We and certain subsidiaries will guarantee the obligations of the Operating Partnership under the Credit Agreement. In addition, the Credit Agreement provides for security in the form of, among other things, mortgage liens on certain properties owned by the Operating Partnership that comprise the borrowing base.

The Credit Agreement provides for revolving credit loans to the Operating Partnership.  Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the consolidated leverage ratio of us, the Operating Partnership and its subsidiaries as follows:

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
<35%	LIBOR + 2.65%	Base Rate + 1.65%
>35% and <45%	LIBOR + 2.85%	Base Rate + 1.85%
>45% and <50%	LIBOR + 2.95%	Base Rate + 1.95%
>50%	LIBOR + 3.40%	Base Rate + 2.40%

The Operating Partnership may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty.

The Credit Agreement contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. The Credit Agreement also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Agreement.

The Credit Agreement is attached hereto as Exhibit 10.15 and is incorporated herein by reference. The foregoing description of the material terms of the Credit Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.15.

Inflation

Historically, inflation has not had a significant impact on the operating performance of our initial properties. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our lease agreements require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors.

An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

The variable rate component of our pro forma consolidated indebtedness at June 30, 2013 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 50 basis points, interest expense on our pro forma variable rate debt at June 30, 2013 would increase by approximately $32,000 annually, and if LIBOR were to decrease by 50 basis points, interest expense on our pro forma variable rate debt at June 30, 2013 would decrease by approximately $32,000 annually.

Interest risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our combined financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Item 4.                                 Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded, as of June 30, 2013, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.                                 Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us.

Item 1A.                Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our final prospectus.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2013, in connection with the Formation Transactions, we issued to the Ziegler Funds an aggregate of 2,744,000 common units of limited partnership interest in our Operating Partnership (“OP Units”) with an aggregate value of approximately $31.6 million based on the IPO price. The issuance of such units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D of the Securities Act. Pursuant to the partnership agreement of our Operating Partnership, limited partners of our Operating Partnership will have the right, commencing one year from the date of issuance of such units, to require our Operating Partnership to redeem part or all of their OP Units for cash equal to the then-current market value of an equal number of  our common shares, or, at our election, for common shares on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our shares set forth in our charter.

On July 24, 2013, we closed the IPO, pursuant to which we sold 10,434,782 common shares to the public at a public offering price of $11.50 per share. We raised approximately $120 million in gross proceeds, resulting in net proceeds to us of approximately $109.8 million after deducting approximately $8.4 million in underwriting discounts and approximately $1.8 million in other expenses relating to the IPO.  On August 7, 2013, the underwriters of the IPO exercised their overallotment option to purchase an additional 1,318,815 common shares at the IPO price of $11.50 a share, resulting in additional net proceeds to us of approximately $14 million after deducting approximately $1.2 million in underwriting discounts.

All of the 11,753,597 shares were sold in the IPO pursuant to (i) our registration statement on Form S-11, as amended (File No. 333-188862), that was declared effective by the SEC on July 18, 2013 and (ii) our immediately effective registration statement on Form S-11 (File No. 333-190022) filed with the SEC on July 19, 2013 pursuant to Rule 462(b) of the Securities Act. Wunderlich Securities, Inc., Oppenheimer & Co. Inc., Janney Montgomery Scott LLC, JMP Securities LLC, BB&T Capital Markets, a division of BB&T Securities, LLC served as joint book-running managers for the offering and Compass Point Research & Trading LLC, J.J.B. Hilliard, W.L. Lyons, LLC and B.C. Ziegler and Company served as co-managers for the offering.

We contributed the net proceeds of the IPO to our Operating Partnership in exchange for OP Units, and our Operating Partnership used the net proceeds received from us as described below:

•                  approximately $36.9 million to repay outstanding indebtedness, including accrued interest;

•                  approximately $900,000 to pay certain debt transfer fees and fees relating to our senior secured revolving   credit facility; and

•                  approximately $850,000 to purchase the remaining 50.0% joint venture equity interest in the Arrowhead Commons property not owned by the Ziegler Funds

No payments were made by us to trustees, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of shares of common stock by selling stockholders in the offering.  We invested the funds received in U.S. Bank NA.

We intend to use the remainder of the proceeds from the IPO for general corporate and working capital purposes, including payment of expenses associated with our formation transactions and possible future acquisitions and development activities.  This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus.

Item 3.                                 Defaults on Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

Exhibit No.	Description

10.1(1)	Form of Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P.

10.2(1)	Form of Physicians Realty Trust 2013 Equity Incentive Plan

10.3(1)	Form of Restricted Shares Award Agreement (Time Vesting)

10.4(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers

10.5(1)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund I, dated as of June 19, 2013

10.6(1)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund II, dated as of June 19, 2013

10.7(1)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund III, dated as of June 19, 2013

10.8(1)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund IV, LP, dated as of June 19, 2013

10.9(1)	Form of Shared Services Agreement by and among Physicians Realty Trust, Physicians Realty L.P. and B.C. Ziegler and Company

10.10(1)

Membership Interest Purchase Agreement for the Arrowhead Commons property by and among Physicians Realty L.P., Birdie Zone, L.L.C., Ziegler Healthcare Real Estate Fund I and Ziegler-Arizona 23, LLC dated as of June 24, 2013

10.11(1)	Form of Employment Agreement by and between Physicians Realty Trust and John T. Thomas

10.12(1)	Form of Employment Agreement by and between Physicians Realty Trust and Mark D. Theine

10.13(1)	Form of Employment Agreement by and between Physicians Realty Trust and John W. Sweet Jr.

10.14(1)	Form of Employment Agreement by and between Physicians Realty Trust and John W. Lucey

10.15*

Credit Agreement, dated as of August 29, 2013, among Physician Realty L.P. as Borrower, Physicians Realty Trust, certain Subsidiaries and other Affiliates of the Borrower party, as Guarantor, Regions Bank, as Administrative Agent, Regions Capital Markets, as sole Lead Arranger and Sole Book Runner, and the Lenders party thereto

10.16*	Agreement of Sale and Purchase, by and between Physicians Realty L.P., a Delaware Limited Partnership, and 6800 Preston Limited, a Texas Limited Partnership, dated August, 2013

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

(1)                                 Incorporated herein by reference to Physician Realty Trust’s Registration Statement on Form S-11, as amended (File No. 333-187513), originally filed with the Securities and Exchange Commission on May 24, 2013

*                                         Filed herewith

**                                  Furnished herewith

***                           The Company will be furnishing Exhibit 101 within 30 days of this Form 10-Q, as allowed under the Securities and Exchange Commission

PART III.             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: August 30, 2013	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 30, 2013	/s/ John W. Lucey
John W. Lucey
Senior Vice President—Principal Accounting and Reporting Officer
(Principal Financial and Accounting Officer)