Form 10-Q/A
period 2013-06-30
Physicians Realty Trust
filed 2013-09-24
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of Registrant’s common shares outstanding on August 23, 2013 was 12,003,597.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 30, 2013 (the “Original Filing”), to furnish Exhibit 101 to the Original Filing and to restate Item 6. “Exhibits” to correct inadvertent typographical errors regarding the Registrant’s file registration number and date of Exhibit 10.16. Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

Except as described above, this Amendment No. 1 on Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof.

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

10.16*	Agreement of Sale and Purchase, by and between Physicians Realty L.P., a Delaware Limited Partnership, and 6800 Preston Limited, a Texas Limited Partnership, dated August 21, 2013

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase

*                                         Filed on August 30, 2013 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

**                                  Filed herewith

***                           Furnished herewith

(1)                                 Incorporated herein by reference to Physician Realty Trust’s Registration Statement on Form S-11, as amended (File No. 333-188862), originally filed with the Securities and Exchange Commission on May 24, 2013

(2)                                 Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections

PART II. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: September 24, 2013	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 24, 2013	/s/ John W. Lucey
John W. Lucey
Senior Vice President—Principal Accounting and Reporting Officer
(Principal Financial and Accounting Officer)