Form 10-Q
period 2013-09-30
Physicians Realty Trust
filed 2013-11-12
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36007

PHYSICIANS REALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Organization)	46-2519850 (IRS Employer Identification No.)

250 East Wisconsin Avenue Suite 1900 Milwaukee, Wisconsin (Address of Principal Executive Offices)	53202 (Zip Code)

(414) 978-6494

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of the Registrant’s common shares outstanding on November 8, 2013 was 12,003,597.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2013

i

PART I.                          Financial Information

Item 1.                                 Financial Statements

Physicians Realty Trust and Predecessor

Condensed Consolidated and Combined Balance Sheets

(In thousands, except share and per share data)

		Predecessor
	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Investment properties:
Income producing real estate	$176,883	$89,878
Tenant improvements	5,193	5,132
Property under development	225	675
Land	23,914	15,464
	206,215	111,149
Accumulated depreciation	(18,903)	(16,495)
Total investment properties, net	187,312	94,654
Cash and cash equivalents	4,233	2,614
Tenant receivables, net	710	682
Deferred costs, net	2,012	1,107
Lease intangibles, net	20,716	5,243
Other assets	5,652	3,292
Total assets	$220,635	$107,592
LIABILITIES AND EQUITY
Liabilities:
Accounts payable to related parties	$—	$1,530
Accounts payable	485	802
Dividends payable	2,655	—
Accrued expenses and other liabilities	2,329	1,031
Derivative liabilities	437	643
Debt	66,525	84,489
Total liabilities	72,431	88,495
Equity:
Common shares, $0.01 par value, 500,000,000 shares authorized, 12,003,597 shares issued and outstanding as of September 30, 2013	120	—
Additional paid-in capital	122,980	—
Accumulated deficit	(3,321)	—
Predecessor equity	—	19,068
Total shareholders’ and Predecessor equity	119,779	19,068
Noncontrolling interests	28,425	29
Total equity	148,204	19,097
Total liabilities and equity	$220,635	$107,592

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Condensed Consolidated and Combined Statements of Operations

(Unaudited) (In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	Predecessor 2012	2013	Predecessor 2012
Revenues:
Rental revenues	$2,920	$2,359	$7,952	$7,396
Expense recoveries	798	750	2,399	2,151
Other revenues	(5)	2	—	7
Total revenues	3,713	3,111	10,351	9,554
Expenses:
Management fees	—	238	475	713
General and administrative	1,285	104	1,507	292
Operating expenses	1,130	1,110	3,578	3,460
Depreciation and amortization	1,146	973	3,123	2,901
Loss on sale of property under development	2	161	2	228
Acquisition expenses	756	—	756	—
Total expenses	4,319	2,586	9,441	7,594
Operating (loss)/income	(606)	525	910	1,960
Other expense/(income)
Interest expense	826	1,203	3,114	3,667
Change in fair value of derivatives, net	(16)	—	(206)	(58)
Net loss from continuing operations	(1,416)	(678)	(1,998)	(1,649)
Discontinued Operations:
Loss from operations on discontinued investment properties	—	(262)	—	(199)
Gain on sale of investment properties	—	1,179	—	1,519
Income from discontinued operations	—	917	—	1,320
Net (loss)/income	(1,416)	$239	(1,998)	$(329)
Less: Net (income)/ loss attributable to Predecessor	(6)		576
Less: Net loss attributable to noncontrolling interests	262		262
Net loss attributable to common shareholders	$(1,160)		$(1,160)
Net loss per share:
Basic and diluted	$(0.10)		$(0.10)
Weighted average common shares:
Basic and diluted	11,486,011		11,486,011

Dividends/distributions declared per common share and unit	$0.18		$0.18

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Condensed Consolidated and Combined Statement of Equity

(In thousands, except shares) (Unaudited)

	Number of Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Predecessor Equity	Total Shareholders’ and Predecessor Equity	Non- controlling Interests	Total Equity
Predecessor Balance
January 1, 2013	—	$—	$—	$—	$19,068	$19,068	$29	$19,097
Net (loss)/income	—	—	—	—	(712)	(712)	136	(576)
Transfer	—	—	—	—	36	36	(36)	—
Distributions	—	—	—	—	(211)	(211)	(209)	(420)
Balance July 24, 2013	—	—	—	—	18,181	18,181	(80)	18,101
Physicians Realty Trust
Net proceeds from sale of common shares	11,753,597	118	122,755	—	—	122,873	—	122,873
Formation Transactions	—	—	36	—	(18,181)	(18,145)	17,791	(354)
Restricted share award grants	250,000	2	189	—	—	191	—	191
Dividends declared	—	—	—	(2,161)	—	(2,161)	(494)	(2,655)
Contributions	—	—	—	—	—	—	11,535	11,535
Distributions	—	—	—	—	—	—	(65)	(65)
Net loss	—	—	—	(1,160)	—	(1,160)	(262)	(1,422)
Balance September 30, 2013	12,003,597	$120	$122,980	$(3,321)	$—	$119,779	$28,425	$148,204

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Condensed Consolidated and Combined Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2013	Predecessor 2012
Cash Flows from Operating Activities:
Net loss	$(1,998)	$(329)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,262	3,420
Gain on sale of investment properties	—	(1,519)
Loss on sale of property under development	2	228
Amortization of lease inducement and above market leases	70	53
Change in fair value of derivatives, net	(206)	(58)
Provision for bad debts	36	123
Non-cash compensation	191	—
Accelerated amortization of deferred financing costs	94	—
(Increase) decrease in
Tenant receivables	(64)	330
Deferred costs	(163)	(99)
Other assets	(873)	(380)
Increase (decrease) in
Accounts payable to related parties	(1,530)	153
Accounts payable	(316)	18
Accrued expenses and other liabilities	1,298	484
Total Adjustments	1,801	2,753
Net cash (used by)/provided by operating activities	(197)	2,424
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	448	14,525
Capital expenditures for acquisition of investment properties	(100,084)	(30)
Lease inducement	(1,543)	(618)
Net cash (used in)/provided by investing activities	(101,179)	13,877
Cash Flows from Financing Activities:
Proceeds from sale of common shares	135,166	—
Offering costs	(12,293)	—
Formation transactions	(354)	—
Proceeds from credit facility borrowings	19,850	—
Proceeds from issuance of debt	163	—
Debt issuance costs	(1,074)	(36)
Payments on notes payable	(37,978)	(12,717)
Distributions to members and partners	(211)	(708)
Contributions to noncontrolling interest	—	309
Distributions to noncontrolling interest	(274)	(478)
Net cash provided by/(used in) financing activities	102,995	(13,630)
Net increase in cash and cash equivalents	1,619	2,671
Cash and cash equivalents, beginning of year	2,614	1,932
Cash and cash equivalents, end of period	$4,233	$4,603

Supplemental disclosure of cash flow information interest paid during the year	$2,967	$3,495
Supplemental disclosure of noncash activity-accrued dividends payable	$2,655	$—
Supplemental disclosure of noncash activity-contributions to noncontrolling interest	$11,535	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Notes to Condensed Consolidated and Combined Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2013, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

Prior to completion of the IPO, the Trust elected to be taxed as a pass-through entity under subchapter S of the Internal Revenue Code of 1986.  Effective upon completion of the IPO, the Trust revoked the subchapter S election. The Trust intends to elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with a short taxable year beginning on the date of the revocation of the subchapter S election and ending on December 31, 2013. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles).

The Trust contributed the net proceeds from the IPO to Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership, and is the sole general partner of the Operating Partnership.  The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities and results of operations of the Operating Partnership.

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

The Trust is a self-managed REIT formed primarily to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems.

Initial Public Offering and Formation Transactions

Concurrently with the completion of the IPO, the Trust acquired, through a series of contribution transactions, the entities that own the 19 properties that comprised the Trust’s initial properties from four healthcare real estate funds (the “Ziegler Funds”), as well as certain operating assets and liabilities. We determined that the Zeigler Funds constitute our accounting predecessor (the “Predecessor”). The Predecessor, which is not a legal entity, is comprised of the four Zeigler Funds that owned directly or indirectly interest in entities that owned the initial 19 properties in the Trust’s portfolio. The combined historical data for the predecessor is not necessarily indicative of the Trust’s future financial position or results of operations. In addition, at the completion of the IPO, the Trust entered into a shared services agreement with B.C. Ziegler & Company (“Ziegler”) pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee.

To acquire the ownership interests in the entities that own the 19 properties included in the Trust’s initial properties, and certain other operating assets and liabilities, from the Ziegler Funds, the Operating Partnership issued to the Ziegler Funds an aggregate of 2,744,000 common units of partnership interest (“OP Units”), having an aggregate value of approximately $31.6 million based on the price to the public per share in the IPO and paid approximately $36.9 million of outstanding indebtedness related to our initial properties. These formation transactions were effected concurrently with the completion of the IPO.

The net proceeds from the IPO, inclusive of shares issued pursuant to the exercise of the underwriters’ overallotment option, were approximately $123.8 million (after deducting the underwriting discount and expenses of the IPO and the formation transactions payable by the Trust). The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 OP Units and at September 30, 2013 owned a 76.4% interest in the Operating Partnership. The Operating Partnership used a portion of the IPO proceeds received from the Trust to repay approximately $36.9 million of outstanding indebtedness and to purchase the 50% interest in the Arrowhead Commons property not owned by the Ziegler Funds for approximately $850,000, after which the Operating Partnership became the 100% owner of the property, and to pay certain expenses related to debt transfers and our senior secured revolving credit facility. The balance of the net proceeds was invested in investment properties.

The Trust is a self-managed REIT and conducts its operations through the Operating Partnership and principally through wholly-owned and majority-owned subsidiaries of the Operating Partnership.

Because the IPO and the formation transactions were completed on July 24, 2013, and prior to completion of the IPO we had no operations, the Trust’s balance sheet as of December 31, 2012 reflects the financial condition of the Predecessor, while the balance sheet as of September 30, 2013 reflects  the financial condition of the Trust.  The results of operation for the three and nine months ended September 30, 2013 reflect the results of operations of the Predecessor (through July 23, 2013) and of the Trust from July 24, 2013 through September 30, 2013.  References in these notes to the condensed consolidated and combined financial statements to Physicians Realty Trust signify the Trust for the period from July 24, 2013, the date of completion of the IPO and the Formation Transaction, and of the Predecessor for all prior periods.  The following is a summary of the Predecessor Statement of Operations for the period from July 1, 2013 through July 23, 2013, and for the period from January1, 2013 through July 23, 2013 (in thousands).  These amounts are included in the condensed consolidated and combined statement of operations herein for the three and nine months ended September 30, 2013.

	July 1, 2013 through July 23, 2013	January 1, 2013 through July 23, 2013

Revenues:
Rental revenues	$476	$5,508
Expense recoveries	168	1,769
Other revenues	1	6
Total revenues	645	7,283
Expenses:
Management fees	—	475
General and administrative	27	249
Operating expenses	225	2,673
Depreciation and amortization	196	2,173
Total expenses	448	5,570
Operating income	197	1,713
Interest expense	191	2,479
Change in fair value of derivatives, net	—	(190)
Net income/(loss)	$6	$(576)

Note 2—Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2013 and 2012 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s final prospectus dated July 18, 2013 filed with the Securities and Exchange Commission on July 19, 2013. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.

Classification of Assets and Liabilities

The financial affairs of the Trust generally do not involve a business cycle since the realization of assets and the liquidation of liabilities are usually dependent on the Trust’s circumstances. Accordingly, the classification of current assets and current liabilities is not considered appropriate and has been omitted from the condensed consolidated and combined statements of assets and liabilities.

Noncontrolling Interests

In connection with the closing of the IPO, the Trust and the Operating Partnership completed related formation transactions pursuant to which the Operating Partnership acquired from the Ziegler Funds,  the Ziegler Funds’ ownership interests in 19 medical office buildings located in ten states in exchange for an aggregate of 2,744,000 OP Units and the payment of approximately $36.9 million of debt related to such properties.

In connection with the acquisition of a surgical center hospital in the New Orleans, Louisiana metropolitan area for approximately $37.5 million, on September 30, 2013, the Trust partially funded the purchase price by issuing 954,877 OP Units valued at approximately $11.5 million on the date of issuance.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors.  As of September 30, 2013, the Trust held a 76.4% interest in the Operating Partnership.  As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

Holders of OP Units may not transfer their units without the Trust’s prior written consent, as general partner of the Operating Partnership.  Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or, for common shares on a one-for-one basis.  Accordingly, the Trust presents the OP Units of the Operating Partnership held by the Predecessor’s prior investors and other investors as noncontrolling interests within equity in the consolidated balance sheet.

Dividends and Distributions

On September 30, 2013, the Trust’s Board of Trustees declared an initial, prorated cash dividend of $0.18 per share for the quarterly period from July 19, 2013 (the date of the IPO) through September 30, 2013, which is equivalent to a full quarterly dividend of $0.225 per share.  The dividend was paid on November 1, 2013 to common shareholders and common OP unit holders of record on October 18, 2013.

Impairment of Intangible and Long-Lived Assets

The Trust evaluates the recoverability of the recorded amount of intangible and long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If we determine that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. Fair value is determined using a discounted future cash flow analysis.

The Trust did not recognize any impairment for the three months ended September 30, 2013, nor did the Predecessor in the comparative period presented.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were $1.4 million and $1.3 million as of September 30, 2013 and December 31, 2012, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is reduced by amortization of lease inducements and above market rents on certain leases. Lease inducements and above market rents are amortized over the average remaining life of the lease.

Expense Recoveries

Expense recoveries relate to tenant reimbursement of real estate taxes, insurance and other operating expenses that are recognized as expense recovery revenue in the period the applicable expenses are incurred. The reimbursements are recorded at gross, as the Trust is generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers and has discretion in selecting the supplier and bears the credit risk of tenant reimbursement.

The Trust has certain tenants with absolute net leases. Under these lease agreements, the tenant is the responsible for operating and building expenses. For absolute net leases, the Trust does not recognize expense recoveries

Earnings Per Share

The Trust calculates earnings per share based upon the weighted average shares outstanding during the period beginning July 24, 2013.  Diluted net income per share is calculated after giving effect to all potential diluted shares outstanding during the period.  There were 3,698,877 potentially dilutive shares outstanding related to the issuance of OP Units held by noncontrolling interests during the three and nine month periods ended September 30, 2013. However, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive.  As a result, the number of diluted outstanding shares was treated equal to the number of outstanding shares.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined financial statements and the amounts of revenue and expenses reported in the period. Significant estimates are made for the valuation of real estate and intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the consolidated financial position or results of operations.

Note 3—Acquisitions and Dispositions

On July 24, 2013, in connection with the completion of the IPO and formation transactions, Physicians Realty L.P. purchased the 50% joint venture equity interest in Arizona 23 (Arrowhead Commons) not already owned by the Ziegler Funds for approximately $850,000, resulting in 100% ownership of this property by the Operating Partnership.

On August 30, 2013, we completed the acquisition of a 40,000 square foot medical office building and a 77,000 square foot, 40-bed acute care surgical hospital located in El Paso, Texas for approximately $40 million. The Trust also purchased a right of first refusal to finance development on land adjacent to the hospital.  The surgical hospital portion of the facility is 100% leased to one tenant until 2028, with annual rent escalations of 3%. The medical office building portion of the facility is 100% leased to one tenant until 2018, with annual rent escalations of 3%. The purchase price of this medical office building and hospital was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal.  Intangible assets include the value of in-place lease at the time of the acquisition and will be amortized over the remaining lease term of approximately 12 years.  The initial acquisition accounting was as follows (in thousands):

Land	$3,800
Building and improvements	28,100
Intangibles	8,100
Total	$40,000

On September 18, 2013, the Trust completed the acquisition of a 66-bed post-acute care specialty hospital located in Plano, Texas for approximately $18.2 million. The hospital is 100% leased to a single tenant. The term of the lease expires December 31, 2027, and the tenant has one five year extension option. The tenant’s obligations under the lease are guaranteed by its parent, which operates 26 hospitals in nine states. The purchase price was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal.  Intangible assets include the value of an in-place lease and an above-market lease at the time of the acquisition and will be amortized over the remaining lease term of approximately 9 years.  The initial acquisition accounting was as follows (in thousands):

Land	$3,400
Building and improvements	11,700
In-place leases	3,100
Total	$18,200

On September 30, 2013, we completed the acquisition of a hospital in the New Orleans, Louisiana metropolitan area for approximately $37.5 million. We funded the purchase price with borrowings under the senior secured revolving credit facility, proceeds of the IPO and the issuance of 954,877 OP Units to the seller valued at approximately $11.5 million on the date of issuance (based on the average three day closing price of our common shares prior to the close).  The hospital is leased until 2028 with initial rent equal to $3.0 million per year, with annual rent escalations of 3%.  The purchase price of this hospital was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal.  Intangible assets include the value of in-place lease at the time of the acquisition and will be amortized over the remaining lease term of approximately 15 years.  The initial acquisition accounting was as follows (in thousands):

Building and improvements	$34,200
In-place leases	3,300
Total	$37,500

On September 30, 2013, we completed the acquisition of an approximately 52,000 square foot outpatient care building located in Oklahoma City, Oklahoma for approximately $15.6 million. The property is leased until 2023 with annual rent escalations of 2%. The purchase price was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal.  Intangible assets include the value of in-place lease at the time of the acquisition and will be amortized over the average remaining lease term of approximately 10 years.  The initial acquisition accounting was as follows (in thousands):

Land	$1,300
Building and improvements	12,700
In-place leases	1,600
Total	$15,600

On September 30, 2013, the Trust sold a 4,000 square foot medical office building condominium unit located in Florida for approximately $0.5 million. There is one remaining condominium unit or 2,000 square feet at this location.

Note 4—Intangibles

The following is a summary of the carrying amount of intangible assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
In-place leases	$26,073	$(7,525)	$18,548	$12,150	$(6,907)	$5,243
Above market leases	2,180	(12)	2,168	—	—	—
Total	$28,253	$(7,537)	$20,716	$12,150	$(6,907)	$5,243

Amortization expense related to intangibles was $0.6 million for each of the nine month periods ended September 30, 2013 and 2012. Amortization expense related to intangibles was $0.2 million for each of the three months ended September, 30, 2013 and 2012.  Future amortization of the intangible assets as of September 30, 2013, is as follows (in thousands):

Year Ending December 31:
2013	$567
2014	2,217
2015	2,185
2016	2,172
2017	1,996
Thereafter	11,579
Total	$20,716

Note 5—Debt

The following is a summary of debt as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
$75 million senior secured revolving credit facility bearing interest at floating rates, due August 2016	$19,850	$—
Mortgage notes, bearing fixed interest from 5.35% to 6.58% and due in 2017 with a balloon payment of $23,748, and 2018 with a balloon payment of $6,169	32,125	34,457
Mortgage notes, bearing variable interest from 2.44% to 2.94% and due in 2016 with a balloon payment of $7,683 and in 2017 with a balloon payment of $5,680.	14,550	45,536
Mezzanine debt bearing interest at 12.0 % and due 2013	—	4,400
Line of credit bearing variable interest at 4.25% and due in 2012	—	96
Total debt	$66,525	$84,489

On August 29, 2013, the Trust and the Operating Partnership entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the revolving credit facility to up to $250 million. The amount available to us under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the credit facility.

The Credit Agreement has a three-year term with an initial maturity date of August 29, 2016. Subject to the terms of the Credit Agreement, the Operating Partnership has the option to extend the term of the Credit Agreement to August 29, 2017.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by us and certain of our subsidiaries. In addition, the Credit Agreement provides for security in the form of, among other things, mortgage liens on certain properties owned by the Operating Partnership that comprise the borrowing base. As of September 30, 2013, seven properties were included in the borrowing base with a net book value of $69.4 million

The Credit Agreement provides for revolving credit loans to the Operating Partnership.  Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the consolidated leverage ratio of the Trust, the Operating Partnership and its subsidiaries as follows:

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

The Credit Agreement contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Credit Agreement also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Agreement.

Scheduled principal payments due on debt as of September 30, 2013, are as follows (in thousands):

Year Ending December 31:
2013	$249
2014	1,022
2015	1,063
2016	28,435
2017	29,586
Thereafter	6,170
Total Payments	$66,525

Note 6—Stock-based Compensation

We follow ASC 718 in accounting for our share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.

For all service awards, we record compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period.

In connection with the IPO, we adopted the 2013 Equity Incentive Plan which made available 600,000 restricted shares to be administered by the Compensation, Nomination and Governance Committee of the Board of Trustees. The committee will have broad discretion in administering the terms of the plan. Restricted shares are eligible for dividends as well as the right to vote. We granted 250,000 restricted common shares upon completion of the IPO under our 2013 Equity Incentive Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. For the three and nine months ended September 30, 2013, we recognized non-cash share compensation of $0.2 million. Unrecognized compensation expense at September 30, 2013 was $2.7 million. Our compensation expense recorded in connection with grants of restricted stock reflects as initial estimated cumulative forfeiture rate 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Note 7—Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provides a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the valuation techniques and inputs used to measure fair value.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Significant Level 2 inputs include interest rate swaps.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The \ assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of ($0.4) million and $(0.6) million as of September 30, 2013 and December 31, 2012, respectively, is based on primarily level 2 inputs described above.

Our derivative instruments (Note 8) are not traded on an exchange. We obtained an estimate of fair value of the swaps from the counterparties. The trust then tested the fair value against a fair value determined by a methodology that included using the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations were limited to quoted prices for similar assets or liabilities in active markets (specifically future contracts) and inputs other than quoted prices that were observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility for options, caps and floors, basis swap adjustments and credit risk at commonly quoted intervals). Mid-market pricing was used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short-term, futures rates and swap rates beyond the derivative maturities were bootstrapped to provide spot rates at resets specified by the swaps (reset rates were then further adjusted by the basis swaps, if necessary). Inputs were collected from Bloomberg as the last price on the last market day of the period. The same rates used to bootstrap the yield curves were used to discount the future cash flows prior to the credit risk effect for both the Trust and the credit risk of its counterparty when determining the fair value of derivatives under generally accepted accounting principles. The fair values resulting from the separate calculations were not significantly different.

Both direct and indirect observable inputs may be used to determine the fair value of the positions classified as Level 2 assets and liabilities. As a result, the unrealized gains and losses for these asset and liabilities presented above may include changes in fair value that were attributable to both direct and indirect observable inputs. Changes in fair value of the interest rate swaps totaled $(0.02) million and $(0.2)  million and $(0.2) million and $(0.1) million for the three and nine months ended September 30, 2013 and 2012, respectively, and are included in the condensed consolidated and combined statement of operations.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of September 30, 2013.

The following table sets forth by level within the fair value hierarchy of our assets and liabilities that were accounted for on a nonrecurring basis as of December 31, 2012 (in thousands).

	Nonrecurring Fair Value Measurements At Report Date using:
	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Year Ended December 31, 2012
Medical office buildings	$3,589	$—	$—	$3,589	$(615)
Land	1,210	—	—	1,210	(232)
Property under development	675	—	—	675	(90)
	$5,474	$—	$—	$5,474	$(937)

The impairment of the medical office buildings referenced above primarily resulted from declines in current and projected operating results and cash flows of the properties.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level 3 for the fair value hierarchy as of December 31, 2012. There were no changes in the quantitative inputs and assumptions used for items categorized in Level 3 for the fair hierarchy as of September 30, 2013. The disclosure below excludes information on unobservable inputs that are non-quantitative such as unadjusted prices from recent transactions or third party valuations.

Asset Category	Fair value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Investment in real estate properties	$4,799	Discounted cash flow	Discount rate Capitalization rate Vacancy rate	10.7-13.5% 7.7-10.5% 9.41-17.8%
Property under development	$675	Market comparable/ Discounted cash flow	Capitalization rate	9-10%

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities.

The following table presents the fair value of other financial instruments (in thousands). The swaps are measured at fair value on a recurring basis.

	September 30,		December 31,
	2013		2012
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$4,233	$4,233	$2,614	$2,614
Debt	$46,675	$47,192	$84,489	$86,982
Interest rate swaps—Liabilities	$437	$437	$643	$643

Note 8—Derivative Financial Instruments

We are exposed to certain risks in the normal course of our business operations. One risk relating to the variability of interest on variable rate debt is managed through the use of derivatives. All derivative financial instruments are reported in the balance sheet at fair value.

Generally, we enter into swap relationships such that changes in the fair value or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

The Trust and the Predecessor held swaps to pay fixed/receive variable interest rates swaps with a total notional amount of $8.0 million and $25.6 million as of September 30, 2013 and December 31, 2012, respectively.  Gains recognized on the interest rate swaps of $0.02 million were included in change in fair value of derivatives, net in the condensed consolidated and combined statements of operations for the three month periods ended September 30, 2013, no gain was recognized for the three months ended September 30, 2012 and a gain of $0.2 million and $0.06 million were recognized for the nine month periods ended September 30, 2013 and 2012, respectively.

Note 9—Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2013 through 2028. As of September 30, 2013, the future minimum rental payments on noncancelable leases were as follows (in thousands):

Year Ending December 31:
2013	$4,864
2014	19,349
2015	19,633
2016	19,555
2017	18,614
Thereafter	141,456
Total Payments	$223,471

Note 10—Earnings Per Share

The following table shows the amounts used in computing our basic and diluted earnings per share. As the three and nine months ended September 30, 2013 resulted in a net loss, there is no dilution to earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Numerator for earnings per share — basic and diluted:
Net loss	$(1,416)	$(1,998)
Less: (Income)/loss allocable to noncontrolling interests - Predecessor	(6)	576
Less: Loss allocable to noncontrolling interests	262	262
Numerator for earnings per share — basic and diluted	$(1,160)	$(1,160)
Denominator for earnings per share - basic and diluted shares:	11,486,011	11,486,011
Basic and diluted earnings per share	$(0.10)	$(0.10)

Note 11 — Subsequent Events

On October 4, 2013, the Trust completed the acquisition of a 20,319 square foot medical office building and ambulatory surgery center located in Pensacola, Florida for approximately $6.9 million. The purchase price was funded with borrowings on our senior secured revolving credit facility.

On November 6, 2013, the Trust entered into an agreement to acquire a 40.42% joint venture equity interest in the Valley West medical office building not owned by the Trust for approximately $3.0 million, resulting in our 100.0% ownership of this property.

On November 6, 2013, the Trust entered into an agreement to acquire a 35% joint venture equity interest in the Remington Medical Commons property not owned by us for approximately $1.1 million, resulting in our 100.0% ownership of this property.

On November 7, 2013, the Trust entered into an agreement to acquire four medical office buildings located in Atlanta, GA, from an unrelated seller for approximately $20.8 million.

On November 8, 2013, the Trust and the lenders agreed to increase the maximum borrowing capacity under the senior secured revolving credit facility to $90 million from $75 million.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our,” “our company,” “the Trust”, and “Physicians Realty” refer to Physicians Realty Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including Physicians Realty L.P., a Delaware limited partnership, of which Physicians Realty Trust is the sole general partner and which we refer to in this Quarterly Report on Form 10-Q as our Operating Partnership.

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

•                  our limited operating history;

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

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.  We intend to elect and qualify to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ending December 31, 2013.

We completed our underwritten initial public offering (“IPO”) and related formation transactions on July 24, 2013, issuing 11,753,597 common shares, including shares issued upon exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $123.8 million, after deducting the underwriting discounts and expenses of the IPO payable by us.  We contributed the net proceeds of the IPO to our Operating Partnership in exchange for 11,753,597 common units of partnership interest in our Operating Partnership (“OP Units”) and at September 30, 2013, we owned a 76.4% interest in our Operating Partnership.  Our Operating Partnership used the net proceeds of the IPO to repay approximately $36.9 million of outstanding indebtedness related to properties in our initial portfolio and to purchase the 50% interest in the Arrowhead Common property not owned by the Ziegler Funds for approximately $850,000, after which we became the 100% owner of that property, and to pay certain expenses related to debt and transfer and our senior secured revolving credit facility.

Prior to completion of our IPO on July 24, 2013, we had no operations or assets, other than $1,000 of cash from our initial capitalization.  We acquired 19 properties upon the completion of our IPO and related formation transactions on July 24, 2013.  Since the completion of our IPO, we have acquired 5 additional properties containing an aggregate of 305,449 square feet.  At September 30, 2013, our portfolio consisted of 24 properties located in 12 states with approximately 829,497 net leasable square feet, which were approximately 90.3% leased with a weighted average remaining lease term of approximately 8.6 years. We receive a cash rental stream from these healthcare providers under our leases. Approximately 98% of the annualized base rent payments from our properties as of September 30, 2013 are from triple net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 2%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2013, leases representing 1.2%, 2.5% and 1.3% of leasable square feet in our portfolio will expire in 2013, 2014 and 2015, respectively.

We did not conduct business operations prior to completion of our IPO on July 24, 2013, therefore, the financial information herein for periods prior to July 24, 2013 reflects the operations of the four healthcare real estate funds managed by B.C. Ziegler & Company, which we refer to as the Ziegler Funds, from whom we acquired the equity interests in the 19 properties that constituted our initial properties upon completion of our IPO and formation transactions.  We determined the Ziegler Funds to be our accounting predecessor (the “Predecessor”).  The financial information herein since July 24, 2013 reflect our operations since completion of the IPO and formation transactions and include the results of operations of the five acquisition properties described above from the date of our acquisition.

We have entered into a $75 million senior secured revolving credit facility and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, and capital expenditures, provide for working capital and for other general corporate purposes. At September 30, 2013, we had approximately $46.7 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and approximately $19.9 million of outstanding borrowings under our senior secured revolving credit facility.

Concurrently with the completion of the IPO, we entered into a series of contribution transaction where we acquired the entities that own 19 properties that comprised our initial portfolio from the Ziegler Funds, as well as certain operating assets and liabilities, and issued to the Ziegler Funds an aggregate of 2,744,000 OP Units having an aggregate value of approximately $31.6 million based on the price to the public per share in the IPO and the payment of approximately $36.9 million of debt related to such properties. In addition, at the completion of the IPO, we entered into a shared services agreement with B.C. Ziegler & Company (“Ziegler”) pursuant to which Ziegler provides office space, IT support, accounting support and other services to us in exchange for an annual fee.

Following completion of our IPO and related formation transactions through September 30, 2013, we completed the acquisition of five healthcare properties as summarized below using proceeds from the IPO, borrowings under our senior secured revolving credit facility and issuance of OP Units.

Property	Location	Acquisition Date	Square Footage	Purchase Price
Hospital	El Paso, TX	August 30, 2013	77,000	$32,823,775
Medical Office Building	El Paso, TX	August 30, 2013	40,000	$7,176,225
Long Term Acute Care Specialty Hospital	Plano, TX	September 18, 2013	75,442	$18,200,000
Surgical Center Hospital	New Orleans, LA	September 30, 2013	60,000	$37,500,000
Outpatient Care Building	Oklahoma City, OK	September 30, 2013	52,000	$15,600,000

As partial payment of the purchase price for the hospital in New Orleans, Louisiana, described above, on September 30, 2013, we issued an aggregate of 954,877 OP Units to the sellers of that property valued at approximately $11.5 million (based on the average three-day closing price of our common shares prior to closing).

We are a self-managed REIT and conduct our operations through our Operating Partnership and wholly-owned subsidiaries of our Operating Partnership.

Components of Our Revenues, Expenses and Cash Flow

The financial information of our Predecessor, the Ziegler Funds, prior to completion of the IPO, reflects a different structure, principally relating to expenses, than our operations following the inception of operations upon completion of our IPO and as a result, the results of operations of the Predecessor and our results since our inception of operations may not be comparable.  While the financial presentation of revenues pursuant to the leases at the properties in our initial portfolio and certain expenses, such as depreciation and amortization, are substantially consistent for the Predecessor and for us, the expense structure of our company since completion of the IPO and the formation transactions differs from the historical expense structure of the Predecessor.  During the periods of financial information for the Predecessor, the Ziegler Funds had no direct employees and paid a fixed annual management fee to B.C. Ziegler & Company (“Ziegler”), which managed the operations of the Ziegler Funds.  By contrast, as a self-managed REIT, we do not pay management fees to third parties (other than to third party property management companies with respect to certain of our properties) but rather we pay cash and other forms of compensation to our officers and employees.  Also, effective upon completion of the formation transactions, we entered into a Shared Services Agreement with Ziegler pursuant to which we pay Ziegler a fixed annual fee for office space, IT support, accounting support and similar services.  In addition, as a public reporting company, we have incurred and expect to continue to incur certain expenses, such as legal and accounting expenses relating to SEC reporting and other matters that were not incurred historically by the Predecessor, which was not a public reporting company.

Revenues

Revenues consist primarily of the rental revenues and property operating expense recoveries we collect from tenants pursuant to our leases. Additionally, we recognize certain cash and non-cash revenues. These other cash and non-cash revenues are highlighted below.

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants and straight-lining of contractual rents reduced by lease inducements and above market leases.

Expense recoveries.  Certain of our leases require our tenants to make estimated payments to us to cover their proportional share of operating expenses, including but not limited to real estate taxes, property insurance, routine maintenance and repairs, utilities, and property management expenses. We collect these estimated expenses and are reimbursed by our tenants for any actual expenses in excess of our estimates or reimburse tenants if our collected estimates exceed our actual operating expenses. The net reimbursed operating expenses are included in revenues as expense recoveries.

We have certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, we do not recognize expense recoveries.

Other revenues. We sweep our excess cash balances into interest-bearing accounts which produce interest revenues.

Expenses

Expenses consist primarily of depreciation and amortization, operating expenses of our properties, the general and administrative costs associated with operating our business and costs we incur to acquire properties.  In addition, we incur interest expenses on our borrowings.

Management fees. Ziegler and another subsidiary of the Ziegler Companies, Inc. historically charged a management fee to the Ziegler Funds. These management fees were discontinued upon our acquisition of our initial properties upon completion of our IPO and the formation transactions.

General and administrative. General and administrative expenses include certain expenses such as compensation, accounting, legal and other professional fees as well as certain other administrative and travel costs, and expenses related to bank charges, franchises taxes, corporate filing fees, exchange listing fees, officer and trustee insurance costs and other costs associated with being a public company.  In addition, effective upon completion of the IPO, we entered into a Shared Services Agreement with Ziegler with respect to certain overhead expenses.  See “Certain Relationships and Related Transactions-Shared Services Agreement” in our final prospectus.  The fees paid under the Shared Services Agreement are included in general and administrative expenses.

Operating Expenses.  Operating expenses include property operating expenses such as real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses, some of which are reimbursed to us by tenants under the terms of triple net leases.

Depreciation and amortization. We incur depreciation and amortization expense on all of our long-lived assets. This non-cash expense is designed under generally accepted accounting principles, or GAAP, to reflect the economic useful lives of our assets.

Loss on sale of property under development. We record any gain or loss resulting from the sale of assets at the time of sale. We record any gains or losses resulting from the sale of assets at the time we enter into a definitive agreement for the sale of the asset.

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

Acquisition expenses.  Acquisition costs are costs we incur in pursuing and closing property acquisitions.  These costs include legal, accounting, valuation, and other professional or consulting fees.  We account for acquisition related costs as expenses in the period in which the costs are incurred and the services are received.

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

Interest expense.  We recognize the interest expense we incur on our borrowings as interest expense.  Additionally, we incur non-cash charges such as legal fees, commitment fees and arrangement fees that reflect costs incurred with arranging certain debt financings.  We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred.

Cash Flow

Cash flows from operating activities. Cash flows from operating activities are derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that is not paid for in cash during the same period. We expect to make our distributions based largely from cash provided by operations.

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

Results of Operations

Overview

As described above, following the completion of the IPO and the formation transactions, our structure and operations differ from the historical structure and operations of the Ziegler Funds.  For this and other reasons set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we do not believe that the Predecessor’s historical results of operations are indicative of our future operating results.

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013. The 2013 results in this section include the results from July 24, 2013 through September 30, 2013, combined with the results of our Predecessor from July 1, 2013, through July 23, 2013. Comparative results reflect only the results of the Predecessor.

The following table summarizes our historical results of operations and the historical operations of our Predecessor for the three months ended September 30, 2013 and 2012 (in thousands):

	2013	2012	Change	%
Revenues
Rental revenues	$2,920	$2,359	$561	23.8
Expense recoveries	798	750	48	6.4
Other revenues	(5)	2	(7)	NM
Total revenues	3,713	3,111	602	19.4
Expenses
Management fees	—	238	(238)	(100.0)
General and administrative	1,285	104	1,181	1,135.6
Operating expenses	1,130	1,110	20	1.8
Depreciation and amortization	1,146	973	173	17.7
Loss on sale of property under development	2	161	(159)	(98.8)
Acquisition expenses	756	—	756	NM
Total expenses	4,319	2,586	1,733	67.0
Operating (loss)/income	(606)	525	(1,131)	(215.4)
Interest expense	826	1,203	(377)	(31.3)
Change in value of derivatives, net	(16)	—	(16)	—
Loss from continuing operations	(1,416)	(678)	(738)	108.9
Discontinued operations:
Loss from operations on discontinued Operations	—	(262)	262	(100.0)
Gain on sale of investment properties	—	1,179	(1,179)	(100.0)
Income from discontinued operations	—	917	(917)	(100.0)
Net (loss)/income	$(1,416)	$239	$(1,655)	(692.5)

NM = Not Meaningful

Revenues

Total revenues increased $0.6 million, or 19.4%, for the three months ended September 30, 2013 as compared to the Predecessor’s three months ended September 30, 2012. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $0.6 million, or 23.8%, from $2.4 million for the three months ended September 30, 2012 to $2.9 million for the three months ended September 30, 2013.  The increase in rental revenues primarily resulted from two property acquisitions which closed on August 30, 2013 and September 18, 2013 and resulted in an additional $0.4 million in revenue for the three months ended September 2013.  The remaining increase was the result of contract rent increases and new leases.

Expense recoveries. Expense recoveries were relatively unchanged for the three months ended September 30, 2012 and 2013.

Expenses

Total expenses increased by $1.7 million, or 67.0%, for the three months ended September 30, 2013 as compared to the Predecessor’s three months ended September 30, 2012. An analysis of selected expenses follows.

Management Fees. The Predecessor incurred $0.2 million of management fees in the three months ended September 30, 2012.  We do not incur these management fees.  No management fees were incurred by the Predecessor in the three months ended September 30, 2013.

General and administrative. General and administrative expenses increased $1.2 million or 1,135.6%, from $0.1 million during the three months ended September 30, 2012 to $1.3 million during the three months ended September 30, 2013. The increase was the result of our operating as a public company since completion of our IPO on July 24, 2013.  The increases included salaries and benefits of $0.6 million (including non-cash share compensation of $0.2 million), professional fees of $0.3 million, office start-up costs of $0.2 million and other administrative costs of $0.1 million.

Operating expenses. Operating expenses were relatively unchanged for the three months ended September 30, 2012 and 2013.

Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 17.7%, from $1.0 million during the three months ended September 30, 2012 to $1.2 million during the three months ended September 30, 2013.  The increase in depreciation and amortization was primarily from two acquisitions which closed on August 30, 2013 and September 18, 2013 and resulted in an additional $0.2 million in depreciation and amortization for the three months ended September 30, 2013.

Loss on sale of property under development.  We incurred a loss of $1,846 on the sale of a medical office building condominium unit at the Summerfield Square property during the three months ended September 30, 2013.  Total proceeds of the sale were $0.5 million.  During the three months ended September 30, 2012, the Predecessor incurred a loss of $0.2 million on the sale of a condominium unit at the Summerfield Square property.  Total proceeds on the sale were $0.3 million.  We have 2,000 square feet remaining in the Summerfield Square property.

Acquisition expenses. Acquisition expenses were $0.8 million for the three months ended September 30, 2013.  The Predecessor did not incur any acquisition expenses in the three months ended September 30, 2012.  During the 2013 period, we acquired $111.8 million of real estate following completion of our IPO on July 24, 2013.

Interest expense. Interest expense for the three months ended September 30, 2013 was $0.8 million compared to $1.2 million for the Predecessor for the three months ended September 30, 2012, representing a decrease of $0.4 million, or 31.3%. The decrease was primarily the result of the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO.

The above changes resulted in an increase of net loss from continuing operations of $0.7 million from a net loss from continuing operations of $0.7 million for the Predecessor for the three months ended September 30, 2012, to a net loss from continuing operations of $1.4 million for the three months ended September 30, 2013.

Income from discontinued operations.  There were no discontinued operations in the three months ended September 30, 2013.  In 2012, the Predecessor recorded income from discontinued operations and recognized a gain on the sale of a property of $1.2 million.

Net (loss)/income.  Net loss for the three months ended September 30, 2013 was $1.4 million compared to net income of the Predecessor of $0.2 million for the three months ended September 30, 2012, due to the reasons described above.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013. The 2013 results disclosed in this section include the results of the Trust from July 24, 2013, through September 30, 2013, combined with the results of our Predecessor from January 1, 2013 through July 23, 2013. Comparative results reflect only the results of the Predecessor.

The following table summarizes our historical results of operations and the historical operations of our Predecessor for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012	Change	%
Revenues
Rental revenues	$7,952	$7,396	$556	7.5
Expense recoveries	2,399	2,151	248	11.5
Other revenues	—	7	(7)	100.0
Total revenues	10,351	9,554	797	8.3
Expenses
Management fees	475	713	(238)	(33.4)
General and administrative	1,507	292	1,215	416.1
Operating expenses	3,578	3,460	118	3.4
Depreciation and amortization	3,123	2,901	222	7.7
Loss on sale of property under development	2	228	(226)	(99.1)
Acquisition expenses	756	—	756	—
Total expenses	9,441	7,594	1,847	24.3
Operating income	910	1,960	(1,050)	(53.6)
Interest expense	3,114	3,667	(553)	(15.1)
Change in value of derivatives, net	(206)	(58)	(148)	255.2
Loss from continuing operations	(1,998)	(1,649)	(349)	21.2
Discontinued operations:
Loss from discontinued operations	—	(199)	199	(100.0)
Gain on sale of discontinued investment properties	—	1,519	(1,519)	(100.0)
Income from discontinued operations	—	1,320	(1,320)	(100.0)
Net loss	$(1,998)	$(329)	$(1,669)	507.3

Revenues

Total revenues increased $0.8 million, or 8.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $0.6 million, or 7.5%, from $7.4 million to $8.0 million.  The increase in rental revenue primarily resulted from two property acquisitions which closed on August 30, 2013 and September 18, 2013, and resulted in an additional $0.4 million of revenue in the nine months ended September 30, 2013.

Expense recoveries. Expense recoveries increased $0.2 million, or 11.5%, from $2.2 million for the nine months ended September 30, 2012 to $2.4 million for the nine months ended September 30, 2013 due primarily to an increase in property related expenses which are reimbursed to us by tenants under our triple net leases.

Expenses

Total expenses increased $1.8 million, or 24.3% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. An analysis of selected expenses follows.

Management Fees. The Predecessor incurred $0.5 million of management fees in the nine months ended September 30, 2013, compared to $0.7 million of management fees incurred by the Predecessor through July 23, 2013 in the nine months ended September 30, 2013.  We do not incur these management fees.

General and administrative. General and administrative expenses increased $1.2 million, or 416.1%, from $0.3 million for the Predecessor during the nine months ended September 30, 2012 to $1.5 million during the nine months ended September 30, 2013. The increase in expenses is the result of Physicians Realty Trust operating as a public company since July 24, 2013.  The increases included salaries and benefits of $0.6 million (including non-cash share compensation of $0.2 million), professional fees of $0.3 million, office start-up costs of $0.2 million and other administrative costs of $0.1 million.

Operating expenses. Operating expenses increased $0.1 million, or 3.4%, from $3.5 million for the Predecessor for the nine months ended September 30, 2012 to $3.6 million for the nine months ended September 30, 2013, due primarily to increases in real estate taxes of $0.1 million.

Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 7.7%, from $2.9 million during the nine months ended September 30, 2012 to $3.1 million during the nine months ended September 30, 2013.  The increase in depreciation and amortization resulted primarily from two property acquisitions which closed on August 30, 2013 and September 18, 2013 and resulted in an additional $0.2 million in depreciation and amortization for the nine months ended September 30, 2013.

Loss on sale of property under development. In September 2013, a loss on sale of $1,826 was recognized in connection with the sale of a condominium unit at the Summerfield Square property.  In July 2012, a loss on sale of $0.2 million was recognized by the Predecessor in connection with the sale of a condominium unit at the Summerfield Square property.

Acquisition expenses. Acquisition expenses were $0.8 million for the nine months ended September 30, 2013.  The Predecessor did not incur any acquisition expenses in the nine months ended September 30, 2012.  During the 2013 period, we acquired $111.8 million of properties following completion of our IPO on July 24, 2013.

Interest expense. Interest expense for the nine months ended September 30, 2013 was $3.1 million compared to $3.7 million for the Predecessor for the nine months ended September 30, 2012, representing a decrease of $0.6 million, or 15.1%. The decrease was primarily due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO.

Income from discontinued operations.  There were no discontinued operations in the nine months ended September 30, 2013. In the nine months ended September 30, 2013, the Predecessor sold two properties located in Georgia and recognized a gain of $1.5 million.

Net loss.  Net loss for the nine months ended September 30, 2013 was $2.0 million compared to a net loss of $0.3 million for the Predecessor for the nine months ended September 30, 2013, due to the reasons described above.

Cash Flows

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 (In thousands):

	2013	2012
Cash (used in)/provided by operating activities	$(197)	$2,424
Cash (used in)/provided by investing activities	(101,179)	13,877
Cash provided by/(used in) financing activities	102,995	(13,630)
Increase in cash and cash equivalents	$1,619	$2,671

Cash flows from operating activities. Cash flows (used in)/provided by operating activities was $0.2 million during the nine months ended September 30, 2013 compared to cash flow provided by operating activities of the Predecessor of $2.4 million during the nine months ended September 30, 2012, representing a decrease of $2.6 million. This change was primarily attributable to a $1.7 million decrease in net income, a $1.7 million decrease in related party accounts payable and a $0.5 million increase in other assets, partially offset by a $0.8 million increase in accrued expenses.

Cash flows from investing activities. Cash flows used in investing activities was $101.2 million during the nine months ended September 30, 2013 compared to cash flow provided by investing activities of the Predecessor of $13.9 million during the nine months ended September 30, 2012, representing a change of $115.1 million. The increase in cash flows used in investing activities was primarily attributable to the acquisition of five properties for $100.1 million following the IPO and a $14.0 million decrease in proceeds from the Predecessor’s sale of property in the 2012 period.

Cash flows from financing activities. Cash flows provided by financing activities was $103.0 million during the nine months ended September 30, 2013 compared to cash flows used in financing activities for the Predecessor of $13.6 million during the nine months ended September 30, 2012, representing an increase of $116.6 million. The increase was primarily attributable to $135.2 million in proceeds from our IPO, proceeds of $19.9 million from credit facility borrowings, partially offset by $25.3 million in increased debt repayments, and $12.3 million in IPO costs.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating and interest expenses and other expenditures directly associated with our properties, including:

•                  property expenses,

•                  interest expense and scheduled principal payments on outstanding indebtedness,

•                  general and administrative expenses, and

•                  capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future distributions expected to be paid to our common shareholders and OP Unit holders in our Operating Partnership.

We expect to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our senior secured revolving credit facility.

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

On August 29, 2013, we entered into a $75.0 million senior secured revolving credit facility. Subject to the satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the revolving credit facility up to $250.0 million. The revolving credit facility has a three-year term with an initial maturity date of August 29, 2016. We have the option to extend the term to August 29, 2017.  Borrowings under the senior secured revolving credit facility bear interest at rates generally between LIBOR plus 2.65% and LIBOR plus 3.40%.  Any additional indebtedness incurred or issued by us may be secured or unsecured, may have a short, medium, or long term fixed or variable interest rate and may be subject to other terms and conditions. We may also enter into financing arrangements on terms that we might not otherwise accept if we were in need of liquidity and had limited options.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Critical Accounting Policies

Our condensed, consolidated and combined financial statements are prepared in conformity with accounting policies generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our condensed, consolidated and combined financial statements.

Principles of Consolidation and Combination

Concurrently with the completion of the IPO, we entered into a series of contribution transactions with the Zeigler Funds acquiring 19 properties that comprise our initial properties, as well as certain operating assets and liabilities.

We did not conduct business operations prior to completion of the IPO on July 24, 2013, so the financial information herein for periods prior to July 24, 2013 reflects the operations of the Ziegler Funds, from whom we acquired the equity interests in the 19 properties that constituted our initial portfolio upon completion of the IPO and formation transactions.  We determined the Ziegler Funds to be our accounting Predecessor.  The financial information herein since July 24, 2013 reflect the operations of Physicians Realty Trust since completion of the IPO and formation transactions and includes the results of operations of the five acquisition properties described above from the date of our acquisition.

Our Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned our initial 19 properties.  Upon completion of the IPO and formation transactions, we acquired the interests in these entities from the Ziegler Funds.  The combined historical data for our Predecessor is not indicative of our financial position or results of operations.

The accompanying condensed, consolidated and combined financial statements include the accounts of all controlled subsidiaries and joint ventures. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the condensed, consolidated and combined statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the condensed, consolidated and combined balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

We consider ourselves to control an entity under Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“ASC 810”), if we are the majority owner of and have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. A VIE is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE at either the date we became involved with the variable interest entity or upon the occurrence of a reconsideration event. We have concluded that one of our partially-owned entities (Summerfield Square) is a VIE.

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

Revenue

We recognize rental revenues in accordance with ASC 840, Leases (“ASC 840”). ASC 840 requires that rental revenue, less lease inducements and above market leases, be recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due are included in other assets on the combined balance sheets. If we determine the collectability of straight-line rents is not reasonable assured, we limit future recognition to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

Expense recoveries related to tenant reimbursement for real estate taxes, insurance, and other operating expenses are recognized as expense recoveries revenue in the period the applicable expenses are incurred. The reimbursements are recognized at gross, as we are generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers, and have discretion in selecting the supplier, and bear the credit risk.

We have certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses.  For absolute net leases, the Trust does not recognize expense recoveries.

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the condensed, consolidated and combined statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators, minus lease inducements, and minus above market leases. Assets subject to operating leases are reported as real estate investments in the condensed, consolidated and combined balance sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Derivative Instruments

We have implemented ASC 815, Accounting for Derivative Instruments and Hedging Activity (“ASC 815”), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. We recognize our derivatives as a liability on the consolidated and combined balance sheets. When specific hedge accounting criteria is not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of our derivative instruments are recorded in the condensed, consolidated and combined statements of operations.  We did not designate our derivatives as a hedge.

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

Use of Estimates

The preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made for the valuation of real estate and related intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.

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

Real Estate Taxes

As owner of our properties, we are ultimately liable for the real estate taxes on our properties.  Pursuant to our triple net lease agreements, tenants generally are responsible, directly or indirectly, for the payment of all real estate taxes assessed on our properties, which are subject to triple net leases.

Credit Facility

On August 29, 2013, we entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the revolving credit facility to up to $250 million. The amount available to us under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the credit facility.

The Credit Agreement has a three-year term with an initial maturity date of August 29, 2016. Subject to the terms of the Credit Agreement, the Operating Partnership has the option to extend the term of the Credit Agreement to August 29, 2017.

We and certain subsidiaries guarantee the obligations of the Operating Partnership under the Credit Agreement. In addition, the Credit Agreement provides for security in the form of, among other things, mortgage liens on certain properties owned by the Operating Partnership that comprise the borrowing base.

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

Inflation

Historically, inflation has not had a significant impact on the operating performance of our properties. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our lease agreements require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

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

The variable rate component of our consolidated indebtedness at September 30, 2013 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at September 30, 2013 would increase by approximately $0.3 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at September 30, 2013 would decrease by approximately $0.3 million annually.

Interest risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our consolidated financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded, as of September 30, 2013, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2013, in connection with the Formation Transactions, we issued to the Ziegler Funds an aggregate of 2,744,000 common units of limited partnership interest in our Operating Partnership (“OP Units”) with an aggregate value of approximately $31.6 million based on the IPO price on $11.50 per share for our common shares. The issuance of such units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D of the Securities Act. Pursuant to the partnership agreement of our Operating Partnership, limited partners of our Operating Partnership will have the right, commencing one year from the date of issuance of such units, to require our Operating Partnership to redeem part or all of their OP Units for cash equal to the then-current market value of an equal number of our common shares, or, at our election, for common shares on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our shares set forth in our charter.

On July 24, 2013, we closed the IPO, pursuant to which we sold 10,434,782 common shares to the public at a public offering price of $11.50 per share. We raised approximately $120 million in gross proceeds, resulting in net proceeds to us of approximately $109.8 million after deducting approximately $8.4 million in underwriting discounts and approximately $1.8 million in other expenses relating to the IPO.  On August 7, 2013, the underwriters of the IPO exercised their overallotment option to purchase an additional 1,318,815 common shares, resulting in additional net proceeds to us of approximately $14 million after deducting approximately $1.2 million in underwriting discounts.

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

•                  approximately $900,000 to pay certain debt transfer fees and fees relating to our senior secured revolving credit facility; and

•                  approximately $850,000 to purchase the remaining 50.0% joint venture equity interest in the Arrowhead Commons property not owned by the Ziegler Funds

No payments were made by us to trustees, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.  We deposited the funds received in U.S. Bank NA.

Since completion of the IPO, we have applied the net proceeds of the IPO to the acquisition of the following properties:

Property	Location	Acquisition Date	Square Footage	Purchase Price
Hospital	El Paso, TX	August 30, 2013	77,000	$32,823,775
Medical Office Building	El Paso, TX	August 30, 2013	40,000	$7,176,225
Long Term Acute Care Specialty Hospital	Plano, TX	September 18, 2013	75,442	$18,200,000
Hospital	New Orleans, LA	September 30, 2013	60,000	$37,500,000
Outpatient Care Building	Oklahoma City, OK	September 30, 2013	52,000	$15,600,000

This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus.

As partial payment of the purchase price for the hospital, in New Orleans, Louisiana described above, on September 30, 2013, we issued an aggregate of 954,877 OP Units valued at $11.5 million on the date of issuance based on a three-day average closing price of our common shares prior to closing the acquisition to the sellers of that property. The issuance of such OP Units was exempt from registration pursuant to Section 4(2), thereof, for transactions not involving public offering.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not Applicable

Item 5.                                 Other Information

Not Applicable

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
10.15(2)

Credit Agreement, dated as of August 29, 2013, among Physician Realty L.P. as Borrower, Physicians Realty Trust, certain Subsidiaries and other Affiliates of the Borrower party, as Guarantor, Regions Bank, as Administrative Agent, Regions Capital Markets, as sole Lead Arranger and Sole Book Runner, and the Lenders party thereto

10.16(2)	Agreement of Sale and Purchase, by and between Physicians Realty L.P., a Delaware Limited Partnership, and 6800 Preston Limited, a Texas Limited Partnership, dated August 21, 2013
10.17

Assignment and Assumption of Agreement of Sale and Purchase by and between Foundation Surgical Hospital Affiliates, L.L.C., a Nevada limited liability company, and doc-fsh el paso medical center, llc, a Wisconsin limited liability company on August 30, 2013.

10.18

Agreement of Sale and Purchase by and between hcri texas properties, ltd., a Texas limited partnership, health care reit, inc., a Delaware corporation (“HCN”), and foundation surgical hospital affiliates, L.L.C., a Nevada limited liability company, as of August 30, 2013

10.19

Membership Interest Contribution Agreement by and among doc-ccsc Crescent City Surgical Centre, LLC, Crescent City Surgical Centre Facility, LLC, Physicians Realty L.P. and the Members of Crescent City Surgical Centre Facility, LLC dated as of September 30, 2013

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document(+)

101.SCH**	XBRL Extension Schema Document(+)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document(+)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document(+)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document(+)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document(+)

(1)                                 Incorporated herein by reference to Physician Realty Trust’s Registration Statement on Form S-11, as amended (File No. 333-188862), originally filed with the Securities and Exchange Commission on May 24, 2013

(2)                                 Incorporated herein by reference to Physicians Realty Trust’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 30, 2013 (File No.  001-36007)

*                                         Filed herewith

**                                  Furnished herewith

(+)           Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

PART III.             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: November 12, 2013	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2013	/s/ John W. Lucey
John W. Lucey
Senior Vice President—Principal Accounting and Reporting Officer
(Principal Financial and Accounting Officer)