Form 10-K
period 2013-12-31
Physicians Realty Trust
filed 2014-03-21
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20541

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36007

PHYSICIANS REALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2519850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

735 N. Water Street Suite 1000 Milwaukee, Wisconsin	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 978-6494

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common shares, $0.01 par value	New York Stock Exchange

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no public market for the Registrant’s common shares. The Registrant’s common shares began trading on the New York Stock Exchange on July 19, 2013.

As of December 31, 2013, the aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and trustees are “affiliates” of the Registrant) was approximately $270.7 million based on the closing price of the Registrant’s common shares as reported on the New York Stock Exchange on such date.

As of March 17, 2014, the number of the Registrant’s common shares outstanding was 21,632,863.

Physicians Realty Trust and Subsidiaries

Annual Report on Form 10-K for the Year Ended December 31, 2013

i

Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

•                                          the availability, terms and deployment of debt and equity capital;

•                                          our ability to make distributions on our shares of beneficial interest;

•                                          general volatility of the market price of our common shares;

•                                          our limited operating history;

•                                          our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•                                          a substantial portion of our revenue is derived from our five largest tenants and thus, the bankruptcy, insolvency or weakened financial position of any one of them could seriously harm our operating results and financial condition;

•                                          our geographic concentrations in El Paso and Plano, Texas and Atlanta, Georgia causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

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

•                                          changes in accounting principles general accepted in the United States of America (“GAAP”);

•                                          lack of or insufficient amounts of insurance;

•                                          other factors affecting the real estate industry generally;

•                                          our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this prospectus, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Part I, Item 1A. Risk Factors.”

In this report, the terms “we,” “us,” “our,” “our company,” the “Trust,” the “Company,” and “Physicians Realty” refer to Physicians Realty Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including Physicians Realty L.P., a Delaware limited partnership, which we refer to in this report as our “operating partnership,” and the historical business and operations of four healthcare real estate funds that we have classified for accounting purposes as our “Predecessor” and which we sometimes refer to as the “Ziegler Funds.”

PART I

ITEM 1.  BUSINESS

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in health care related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We completed our initial public offering (“IPO”), in July 2013, issuing an aggregate of 11,753,597 common shares and receiving approximately $123.7 million of net proceeds, including shares issued upon exercise of the underwriters’ over-allotment option. Simultaneously with the closing of our IPO, we completed a series of related formation transactions pursuant to which we acquired 19 medical office buildings located in ten states with approximately 524,048 net leasable square feet in exchange for 2,744,000 common units in our operating partnership (“OP Units”), and the assumption of approximately $84.3 million of debt related to such properties. We used a portion of the proceeds from the IPO to repay approximately $36.9 million of such debt. Since the completion of our IPO, we have acquired eight additional properties for an aggregate of approximately $132.4 million, including the issuance of 954,877 OP Units and acquired approximately 40% and 35% of the joint venture interests we did not own with respect to two of our existing properties, which resulted in our 100.0% ownership of these properties. As of December 31, 2013, our portfolio was approximately 91.1% leased with a weighted average remaining lease term of 9.3 years and approximately 60.2% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system and approximately 48.4% of the net leasable square footage of our properties is located within approximately 1/4 mile of a hospital campus. Approximately 98.4% of our annualized base rent payments as of December 31, 2013 is from triple net leases, pursuant to which our tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Our leases typically include rent escalation provisions designed to provide us with annual growth in our rental revenues. As of December 31, 2013, leases representing 3.2%, 1.4% and 4.8% of leasable square feet in our portfolio will expire in 2014, 2015 and 2016, respectively.

In December 2013, we completed a public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued pursuant to the exercise of an option to purchase additional shares granted to the underwriters to cover over-allotments, at a price to the public of $11.50 per share. We raised approximately $109.8 million in gross proceeds, resulting in net proceeds to us of approximately $103.1 million after deducting approximately $5.8 million in underwriting discounts and approximately $0.9 million in other expenses relating to the public offering. We contributed the net proceeds of this offering to our operating partnership in exchange for OP Units, and our operating partnership used the net proceeds of the public offering to repay borrowings under our senior secured revolving credit facility and for general corporate and working capital purposes, funding possible future acquisitions, including our pending acquisitions, and development activities.

We had no business operations prior to completion of the IPO and the formation transactions on July 24, 2013. Our Predecessor, which is not a legal entity, is comprised of the four healthcare real estate funds managed by B.C. Ziegler & Company (“Ziegler”), which we refer to as the Ziegler Funds, that owned directly or indirectly interests in entities that owned the initial properties we acquired on July 24, 2013 in connection with completion of our IPO and related formation transactions.

We are a Maryland real estate investment trust and intend to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ending December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our operating partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our operating partnership and, as of December 31, 2013 own approximately 85.3% of the partnership interests in our operating partnership.

Our Objectives and Growth Strategy

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental income and cash flow that generates reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares. Our primary strategies to achieve our business objective are to invest in, own and manage a diversified portfolio of high quality healthcare properties and pay careful attention to our tenants’ real estate strategies, which we believe will drive high retention, high occupancy and reliable, increasing rental revenue and cash flow.

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with premier healthcare real estate developers. Generally, we only expect to make investments in new development properties when approximately 70% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on the following types of healthcare properties:

•                  medical office buildings

•                  outpatient treatment and diagnostic facilities

•                  physician group practice clinics

•                  ambulatory surgery centers

•                  specialty hospitals and treatment centers

•                  acute care hospitals

•                  post-acute care hospitals and long-term care facilities

We may opportunistically invest in life science facilities, senior housing properties, including skilled nursing, assisted living and independent senior living facilities. Consistent with our intent to qualify as a REIT, we may also opportunistically invest in companies that provide healthcare services, in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

In connection with our review and consideration of healthcare real estate investment opportunities, we generally take into account a variety of market considerations, including:

•                  whether the property is anchored by a financially-sound healthcare delivery system or whether tenants have strong affiliation to a healthcare delivery system;

•                  the performance of the local healthcare delivery system and its future prospects;

•                  property location, with a particular emphasis on proximity to healthcare delivery systems;

•                  demand for medical office buildings and healthcare related facilities, current and future supply of competing properties, and occupancy and rental rates in the market;

•                  population density and growth potential;

•                  ability to achieve economies of scale with our existing medical office buildings and healthcare related facilities or anticipated investment opportunities; and

•                  existing and potential competition from other healthcare real estate owners and operators.

Employees

At December 31, 2013, we had 5 full-time employees, none of whom are subject to a collective bargaining agreement.

Portfolio Summary

Please see “Item 2. Properties” for a table that summarizes our portfolio as of December 31, 2013.

Geographic Concentration

Of our 27 properties as of December 31, 2013, approximately 42% of our total annualized rent was derived from properties located in Texas (26%) and Atlanta, Georgia (16%).  The Texas properties are concentrated in El Paso and Plano. Further, through our operating partnership, we closed on the acquisitions of the Eagles Landing Family Practice medical office buildings, a total of four properties, located in McDonough, Jackson and Conyers, Georgia on February 19, 2014. Also on February 19, 2014, through our operating partnership, we closed on the acquisition of a hospital located in San Antonio, Texas.  On February 28, 2014, we closed on two separate acquisitions of a medical office building located in San Antonio, Texas and a medical office building located in Atlanta, Georgia.  See “Part I, Item 1. Business - Recent Developments” for a further discussion of these acquisitions.

As a result of this geographic concentration, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in either of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.  See each of the discussion under Item 1A, “Risk Factors,” under the caption “Economic and other conditions that negatively affect geographic areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.”

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $9.9 million, or 46.7%, of the annualized rent from our initial properties as of December 31, 2013. For the year ended December 31, 2013, East El Paso Physicians Medical Center and Crescent City Surgical Centre accounted for 15.6% and 14.2%, respectively, of our total annualized rent. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Recent Developments

On January 2, 2014, we closed our previously announced mezzanine loan in the approximate amount of $6.9 million (“Mezzanine Loan”) to entities controlled by MedProperties, L.L.C., a Dallas, Texas based private investor in medical facilities (“MedProperties”). The Mezzanine Loan is secured by MedProperties’ ownership interest in two special purpose entities that own a surgical hospital located in San Antonio, Texas (the “Surgical Hospital”) and an inpatient rehabilitation facility located in Scottsdale, Arizona (the “Rehab Hospital,” and together with the Surgical Hospital, the “Hospitals”). The Surgical Hospital is leased to a joint venture owned by National Surgical Hospitals, Inc. and a group of physicians under an absolute net lease with the current term expiring in 2028. The Rehab Hospital, constructed in 2013, is leased to a joint venture owned by Scottsdale Healthcare and Select Medical, Inc. (NYSE: SEM) under an absolute net lease with the current term expiring in 2028. The Mezzanine Loan has a five year term, is interest only during the term and bears interest at a 9% fixed annual interest rate. A small portion of the interest on the Mezzanine Loan may be made in the form of payment-in-kind, or PIK. As part of the consideration for providing the Mezzanine Loan, the Company has an option to acquire the property leased to the Hospitals at a formula purchase price during year 4 of the Mezzanine Loan based on a fixed capitalization rate.

On January 10, 2014, we completed a $7.8 million mortgage financing on Foundation Surgical Affiliates Medical Care Building in Oklahoma City, Oklahoma, which property was acquired in September 2013. The loan has a seven year term, monthly interest and principal payments of $0.05 million, and bears interest at a rate of 4.71% per annum.

On January 14, 2014, we completed a $18.8 million mortgage financing on Crescent City Surgical Centre in New Orleans, Louisiana, which property was acquired in September 2013. The loan has a five year term, interest only payments and bears interest at a rate of 5.0% per annum.  Also, we completed the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical

Centre for $1.3 million on February 21, 2014.  Such land is leased to us pursuant to a long-term ground lease.

On January 29, 2014, through our operating partnership, we entered into an Agreement of Sale and Purchase with Octopods, LLC to purchase an approximately 45,200 square foot medical official building known as the South Bend Orthopaedics Medical Office Building, located in Mishawaka, Indiana for $14.9 million payable in cash less approximately $8.5 million in assumed debt. The closing is subject to customary conditions, including accuracy of representations, satisfaction of a due diligence investigation and consent of the lender to assumption of the debt.

On February 19, 2014, through our operating partnership, we closed on the acquisition of the Eagles Landing Family Practice medical office buildings located in McDonough, Jackson and Conyers, Georgia. The four medical office buildings occupy approximately 68,711 square feet, are 100% occupied as of February 19, 2014 and were acquired for approximately $20.8 million in cash. The properties were acquired pursuant to an Agreement of Sale and Purchase, dated as of November 7, 2013 (the “Eagles Landing Agreement”), by and among Steele Properties I, LLC, Collyn Williams and our operating partnership.  The foregoing is only a summary of certain provisions of the Eagles Landing Agreement and is qualified in its entirety by the terms of the Eagles Landing Agreement, a copy of which is filed as Exhibit 10.21 to this report.

On February 19, 2014, through our operating partnership, we entered into and closed an Agreement of Sale and Purchase with Foundation Bariatric Real Estate of San Antonio, LLLP to purchase a surgical hospital located in San Antonio, Texas. The hospital occupies approximately 46,000 square feet, is 100% occupied as of February 19, 2014 and was acquired for approximately $18.9 million in cash minus an amount equal to the principal balance, accrued interest and fees related to certain indebtedness with respect the surgical hospital to be assumed by the Company at the closing. As of February 19, 2014, the principal balance of such debt was approximately $10.8 million.  The surgical hospital is leased to Foundation Bariatric Hospital of San Antonio, L.L.C.  In addition, on February 28, 2014, through our operating partnership, we acquired a medical office building nearby the hospital in San Antonio, Texas for $6.8 million in cash from an affiliate of the seller of the hospital. The building is 100% occupied as of February 28, 2014.

On February 21, 2014, through our operating partnership, as borrower, and we and certain of our subsidiaries, as guarantors, entered into the Second Incremental Commitment Agreement and Third Amendment to the existing Credit Agreement dated August 29, 2013 with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders (the “Credit Agreement”), pursuant to which we agreed with the lenders to increase the borrowing capacity under the senior secured revolving credit facility from $90 million to $140 million. All other material terms of the Credit Agreement remain substantially unchanged. Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility to up to $250 million.

On February 26, 2014, through our operating partnership, we closed on the acquisition of four medical office buildings located in Sarasota, Venice, Engelwood and Port Charlotte, Florida from entities primarily owned by Dr. Alan Porter. The buildings total approximately 44,295 square feet, are 100% occupied as of February 26, 2014 and were acquired for approximately $17.5 million in cash. The buildings are leased to 21st Century Oncology, the nation’s largest provider of Advanced Oncology Radiation Therapy and other integrated cancer care services. The buildings were acquired pursuant to an Agreement of Sale and Purchase, dated as of February 10, 2014, by and between those Sellers set forth in Exhibit A thereto, and our operating partnership.

On February 28, 2014, through a our operating partnership, we entered into and closed an Agreement of Sale and Purchase with North American Property Corporation to acquire an approximately 131,000 square foot medical office building known as the Peachtree Dunwoody Medical Center, located in Atlanta, Georgia for approximately $36.6 million in cash and payment of approximately $3 million in prepayment penalties related to the prepayment of the seller’s indebtedness secured by the property.

Competition

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for the same assets and therefore increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

Credit Facility

On August 29, 2013, our operating partnership, as borrower, and we, as parent guarantor, and certain subsidiaries of the operating partnership, as guarantors, entered into a senior secured revolving credit facility in the maximum principal amount of $75 million with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders (the “senior secured revolving credit facility”). On November 8, 2013, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the revolving credit facility to up to $250 million. The amount available to us under the senior secured revolving credit facility is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the credit facility.

The senior secured revolving credit facility has a three-year term with an initial maturity date of August 29, 2016. Subject to the terms of the senior secured revolving credit facility, we have the option to extend the term of the senior secured revolving credit facility to August 29, 2017.

Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the senior secured revolving credit facility) are subject to interest rates, based upon our consolidated leverage ratio as follows:

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
<35%	LIBOR + 2.65%	Base Rate + 1.65%
>35% and <45%	LIBOR + 2.85%	Base Rate + 1.85%
>45% and <50%	LIBOR + 2.95%	Base Rate + 1.95%
>50%	LIBOR + 3.40%	Base Rate + 2.40%

We may, at any time, voluntarily prepay any loan under the senior secured revolving credit facility in whole or in part without premium or penalty.

The senior secured revolving credit facility contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. The senior secured revolving credit facility also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the senior secured revolving credit facility.

As of December 31, 2013, there were no borrowings outstanding under our senior secured revolving credit facility and $68.3 million is available for us to borrow without adding additional properties to the borrowing base securing the senior secured revolving credit facility.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our properties even if we no longer own such properties. See the discussion under Item 1A, “Risk Factors,” under the caption “Environmental compliance costs and liabilities associated with owning, leasing, developing and operating our properties may affect our results of operations.”

Certain Government Regulations

Overview

Our tenants and operators are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.”

Based on information primarily provided by our tenants and operators, excluding our medical office properties, as of December 31, 2013 we estimate that approximately 38% of our tenants’ and operators’ revenues were dependent on Medicare and Medicaid reimbursement.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operators include, among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

Taxation

This section summarizes the material U.S. federal income tax considerations that a shareholder may consider relevant in connection with the purchase, ownership and disposition of our common shares. Because this section is a summary, it does not address all aspects of taxation that may be relevant to particular shareholders in light of their personal investment or tax circumstances, or to certain types of shareholders that are subject to special treatment under the U.S. federal income tax laws, such as:

•                                          insurance companies;

•                                          tax-exempt organizations (except to the limited extent discussed in “—Taxation of Tax-Exempt Shareholders” below);

•                                          financial institutions or broker-dealers;

•                                          non-U.S. individuals and foreign corporations (except to the limited extent discussed in “—Taxation of Non-U.S. Shareholders” below);

•                                          U.S. expatriates;

•                                          persons who mark-to-market our common shares;

•                                          subchapter S corporations;

•                                          U.S. shareholders (as defined below) whose functional currency is not the U.S. dollar;

•                                          regulated investment companies and REITs;

•                                          trusts and estates;

•                                          persons who receive our common shares through the exercise of employee shares options or otherwise as compensation;

•                                          persons holding our common shares as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;

•                                          persons subject to the alternative minimum tax provisions of the Internal Revenue Code of 1986 (the “Code”); and

•                                          persons holding our common shares through a partnership or similar pass-through entity.

This summary assumes that shareholders hold our shares as capital assets for U.S. federal income tax purposes, which generally means property held for investment.

The statements in this section are not intended to be, and should not be construed as, tax advice. The statements in this section are based on the Code, final, temporary and proposed regulations promulgated by the U.S. Treasury Department (“Treasury Regulations”), the legislative history of the Code, current administrative interpretations and practices of the IRS, and court decisions. The reference to IRS interpretations and practices includes the IRS practices and policies endorsed in private letter rulings, which are not binding on the IRS except with respect to the taxpayer that receives the ruling. In each case, these sources are relied upon as they exist on the date of this report. Future legislation, Treasury Regulations, administrative interpretations and court decisions could change the current law or adversely affect existing interpretations of current law on which the information in this section is based. Any such change could apply retroactively. We have not received any rulings from the IRS concerning our qualification as a REIT. Accordingly, even if there is no change in the applicable law, no assurance can be provided that the statements made in the following discussion, which do not bind the IRS or the courts, will not be challenged by the IRS or will be sustained by a court if so challenged.

Taxation of our Company

We were organized on April 9, 2013 as a Maryland real estate investment trust. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013. We believe that, commencing with such taxable year, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and we intend to continue to operate in such a manner, but no assurances can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. This section discusses the laws governing the U.S. federal income tax treatment of a REIT and its shareholders. These laws are highly technical and complex.

Our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual results, certain qualification tests set forth in the U.S. federal income tax laws. Those qualification tests involve the percentage of income that we earn from specified sources, the percentage of our assets that falls within specified categories, the diversity of ownership of shares of our beneficial interest, and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements. While we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by tax counsel or by us that we will qualify as a REIT for any particular year.

If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on the taxable income that we distribute to our shareholders. The benefit of that tax treatment is that it avoids the “double taxation,” or taxation at both the corporate and shareholder levels, that generally results from owning shares in a corporation. However, we will be subject to U.S. federal tax in the following circumstances:

•                                          We will pay U.S. federal income tax on any taxable income, including undistributed net capital gain, that we do not distribute to shareholders during, or within a specified time period after, the calendar year in which the income is earned.

•                                          We may be subject to the “alternative minimum tax” on any items of tax preference, including any deductions of net operating losses.

•                                          We will pay income tax at the highest corporate rate on:

•                                          net income from the sale or other disposition of property acquired through foreclosure (“Foreclosure Property”) that we hold primarily for sale to customers in the ordinary course of business, and

•                                          other non-qualifying income from Foreclosure Property.

•                                          We will pay a 100% tax on net income from sales or other dispositions of property, other than Foreclosure Property Foreclosure Property, that we hold primarily for sale to customers in the ordinary course of business.

•                                          If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test, as described below under “Part I, Item 1. Business — Taxation — Requirements for Qualification — Gross Income Tests,” and nonetheless continue to qualify as a REIT because we meet other requirements, we will pay a 100% tax on:

•                                          the gross income attributable to the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, in either case, multiplied by

•                                          a fraction intended to reflect our profitability.

•                                          If, during a calendar year, we fail to distribute at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for the year, and (3) any undistributed taxable income required to be distributed from earlier periods, we will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount we actually distributed.

•                                          We may elect to retain and pay income tax on our net long-term capital gain. In that case, a shareholder would be taxed on its proportionate share of our undistributed long-term capital gain (to the extent that we made a timely designation of such gain to the shareholders) and would receive a credit or refund for its proportionate share of the tax we paid.

•                                          We will be subject to a 100% excise tax on any transactions between us and a TRS that are not conducted on an arm’s-length basis.

•                                          If we fail to satisfy any of the asset tests, other than a de minimis failure of the 5% asset test, the 10% vote test or 10% value test, as described below under “Part I, Item 1. Business — Taxation — Asset Tests,” as long as the failure was due to reasonable cause and not to willful neglect, we file a schedule with the IRS describing each asset that caused such failure, and we dispose of the assets causing the failure or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we will pay a tax equal to the greater of $50,000 or the highest U.S. federal income tax rate then applicable to U.S. corporations (currently 35%) on the net income from the nonqualifying assets during the period in which we failed to satisfy the asset tests.

•                                          If we fail to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and such failure is due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50,000 for each such failure.

•                                          If we acquire any asset from an entity treated as a C corporation, or a corporation that generally is subject to full corporate-level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to such entity’s basis in the asset or to another asset, we will pay tax at the highest applicable regular corporate rate (currently 35%) if we recognize gain on the sale or disposition of the asset during the 10-year period after we acquire the asset provided no election is made for the transaction to be taxable on a current basis. The amount of gain on which we will pay tax is the lesser of:

•                                          the amount of gain that we recognize at the time of the sale or disposition, and

•                                          the amount of gain that we would have recognized if we had sold the asset at the time we acquired it.

•                                          We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record-keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s shareholders, as described below in “—Recordkeeping Requirements.”

•                                          The earnings of our lower-tier entities that are treated as C corporations, including any TRS we may form and any taxable REIT subsidiaries we form in the future, will be subject to U.S. federal corporate income tax.

In addition, notwithstanding our qualification as a REIT, we may also have to pay certain state and local income taxes because not all states and localities treat REITs in the same manner that they are treated for U.S. federal income tax purposes. Moreover, as further described below, any TRS we may form and any other taxable REIT subsidiaries we form in the future will be subject to federal, state and local corporate income tax on their taxable income.

Requirements for Qualification

A REIT is a corporation, trust, or association that meets each of the following requirements:

1.                                      It is managed by one or more trustees or directors.

2.                                      Its beneficial ownership is evidenced by transferable shares, or by transferable certificates of beneficial interest.

3.                                      It would be taxable as a domestic corporation, but for the REIT provisions of the U.S. federal income tax laws.

4.                                      It is neither a financial institution nor an insurance company subject to special provisions of the U.S. federal income tax laws.

5.                                      At least 100 persons are beneficial owners of its shares or ownership certificates.

6.                                      Not more than 50% in value of its outstanding shares or ownership certificates is owned, directly or indirectly, by five or fewer individuals, which the Code defines to include certain entities, during the last half of any taxable year.

7.                                      It elects to be a REIT, or has made such election for a previous taxable year, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status.

8.                                      It meets certain other qualification tests, described below, regarding the nature of its income and assets and the amount of its distributions to shareholders.

9.                                      It uses a calendar year for U.S. federal income tax purposes and complies with the recordkeeping requirements of the U.S. federal income tax laws.

We must meet requirements 1 through 4, 8 and 9 during our entire taxable year and must meet requirement 5 during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Requirements 5 and 6 will apply to us beginning with our 2014 taxable year. If we comply with all the requirements for ascertaining the ownership of our outstanding shares in a taxable year and we do not know, or would not have reason to know after exercising reasonable diligence that we violated requirement 6, we will be deemed to have satisfied requirement 6 for that taxable year. For purposes of determining shares ownership under requirement 6, an “individual” generally includes a supplemental unemployment compensation benefits plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes. An “individual,” however, generally does not include a trust that is a qualified employee pension or profit sharing trust under the U.S. federal income tax laws, and beneficiaries of such a trust will be treated as holding our shares in proportion to their actuarial interests in the trust for purposes of requirement 6.

Our declaration of trust provides restrictions regarding the transfer and ownership of shares of beneficial interest. See “Part I, Item 1A. Risk Factors.” The restrictions in our declaration of trust are intended (among other things) to assist us in continuing to satisfy requirements 5 and 6 above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy such share ownership requirements. If we fail to satisfy these share ownership requirements, our qualification as a REIT may terminate.

Qualified REIT Subsidiaries.

A corporation that is a “qualified REIT subsidiary” is not treated as a corporation separate from its parent REIT. All assets, liabilities, and items of income, deduction, and credit of a “qualified REIT subsidiary” are treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A “qualified REIT subsidiary” is a corporation, all of the shares of which are owned by the REIT and for which no election has been made to treat such corporation as a “taxable REIT subsidiary.” Thus, in applying the requirements described herein, any “qualified REIT subsidiary” that we own will be ignored, and all assets, liabilities, and items of income, deduction, and credit of such subsidiary will be treated as our assets, liabilities, and items of income, deduction, and credit.

Other Disregarded Entities and Partnerships.

An unincorporated domestic entity, such as a partnership or limited liability company that has a single owner, generally is not treated as an entity separate from its owner for U.S. federal income tax purposes. An unincorporated domestic entity with two or more owners is generally treated as a partnership for U.S. federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Our proportionate share for purposes of the 10% value test (see “Part I, Item 1. Business — Taxation — Asset Tests”) will be based on our proportionate interest in the equity interests and certain debt securities issued by the partnership, and, for purposes of the gross income tests (see “Part I, Item 1. Business — Taxation — Requirements for Qualification — Gross Income Tests”) we will be deemed to be entitled to the income of the partnership attributable to such share. For all of the other asset tests, our proportionate share will be based on our capital interest in the partnership. Our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for U.S. federal income tax purposes in which we acquire an equity interest, directly or indirectly, will be treated as our assets and gross income for purposes of applying the various REIT qualification requirements.

We have control of our operating partnership and intend to control any subsidiary partnerships and limited liability companies, and we intend to operate them in a manner consistent with the requirements for our qualification as a REIT. We may from time to time be a limited partner or non-managing member in some of our partnerships and limited liability companies. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were entitled to relief, as described below.

Taxable REIT Subsidiaries.

A REIT may own up to 100% of the shares of one or more taxable REIT subsidiaries. A taxable REIT subsidiary is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the securities will automatically be treated as a taxable REIT subsidiary. We will not be treated as holding the assets of a taxable REIT subsidiary or as receiving any income that the taxable REIT subsidiary earns. Rather, the shares issued by a taxable REIT subsidiary to us will be an asset in our hands, and we will treat the distributions paid to us from such taxable REIT subsidiary, if any, as income. This treatment may affect our compliance with the gross income and asset tests. Because we will not include the assets and income of taxable REIT subsidiaries in determining our compliance with the REIT requirements, we may use such entities to undertake activities indirectly, such as earning fee income, that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. Overall, no more than 25% of the value of a REIT’s assets may consist of shares or securities of one or more taxable REIT subsidiaries.

A taxable REIT subsidiary pays income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a taxable REIT subsidiary and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis.

A TRS may not directly or indirectly operate or manage any health care facilities or lodging facilities or provide rights to any brand name under which any health care facility or lodging facility is operated. A TRS is not considered to operate or manage a “qualified health care property” or “qualified lodging facility” solely because the TRS directly or indirectly possesses a license, permit, or similar instrument enabling it to do so.

Rent that we receive from a TRS will qualify as “rents from real property” under two scenarios. Under the first scenario, rent we receive from a TRS will qualify as “rents from real property” as long as (1) at least 90% of the leased space in the property is leased to persons other than TRSs and related-party tenants, and (2) the amount paid by the TRS to rent space at the property is substantially comparable to rents paid by other tenants of the property for comparable space, as described in further detail below under “Part I, Item 1. Business — Taxation — Requirements for Qualification — Gross Income Tests—Rents from Real Property.” If we lease space to a TRS in the future, we will seek to comply with these requirements. Under the second scenario, rents that we receive from a TRS will qualify as “rents from real property” if the TRS leases a property from us that is a “qualified health care property” and such property is operated on behalf of the TRS by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified health care properties” for any person unrelated to us and the TRS (an “eligible independent contractor”). A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility. Our initial properties generally will not be treated as “qualified health care properties.” Accordingly, we do not currently intend to lease our properties to a TRS. However, to the extent we acquire or own “qualified health care properties” in the future, we may lease such properties to a TRS.

Gross Income Tests

We must satisfy two gross income tests annually to maintain our qualification as a REIT. First, at least 75% of our gross income for each taxable year must consist of defined types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of that 75% gross income test generally includes:

•                                          rents from real property;

•                                          interest on debt secured by mortgages on real property, or on interests in real property;

•                                          dividends or other distributions on, and gain from the sale of, shares in other REITs;

•                                          gain from the sale of real estate assets, other than property held primarily for sale to customers in the ordinary course of business;

•                                          income derived from the operation, and gain from the sale of, certain property acquired at or in lieu of foreclosure on a lease of, or indebtedness secured by, such Foreclosure Property; and

•                                          income derived from the temporary investment of new capital that is attributable to the issuance of our shares of beneficial interest or a public offering of our debt with a maturity date of at least five years and that we receive during the one-year period beginning on the date on which we received such new capital.

Second, in general, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these. Cancellation of indebtedness income and gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business is excluded from both the numerator and the denominator in both gross income tests. In addition, income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income tests. In addition, certain foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests. See “Part I, Item 1. Business — Taxation — Requirements for Qualification — Foreign Currency Gain.” The following paragraphs discuss the specific application of the gross income tests to us.

Rents from Real Property.

Rent that we receive from real property that we own and lease to tenants will qualify as “rents from real property,” which is qualifying income for purposes of the 75% and 95% gross income tests, only if each of the following conditions is met:

•                                          First, the rent must not be based, in whole or in part, on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•                                          Second, neither we nor a direct or indirect owner of 10% or more of our shares may own, actually or constructively, 10% or more of a tenant from whom we receive rent, other than a TRS.

•                                          Third, if the rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property. The allocation of rent between real and personal property is based on the relative fair market values of the real and personal property. However, if the 15% threshold is exceeded, the rent attributable to personal property will not qualify as rents from real property.

•                                          Fourth, we generally must not operate or manage our real property or furnish or render services to our tenants, other than through an “independent contractor” who is adequately compensated and from whom we do not derive revenue. However, we need not provide services through an “independent contractor,” but instead may provide services directly to our tenants, if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, we may provide a minimal amount of “noncustomary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services (valued at not less than 150% of our direct cost of performing such services) does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the shares of a taxable REIT subsidiary which may provide customary and noncustomary services to our tenants without tainting our rental income from the related properties.

If a portion of the rent that we receive from a property does not qualify as “rents from real property” because the rent attributable to personal property exceeds 15% of the total rent for a taxable year, the portion of the rent that is attributable to personal property will not be qualifying income for purposes of either the 75% or 95% gross income test. Thus, if such rent attributable to personal property, plus any other income that is nonqualifying income for purposes of the 95% gross income test, during a taxable year exceeds 5% of our gross income during the year, we would lose our REIT qualification. If, however, the rent from a particular property does not qualify as “rents from real property” because either (1) the rent is considered based on the income or profits of the related tenant, (2) the tenant either is a related party tenant or fails to qualify for the exceptions to the related party tenant rule for qualifying taxable REIT subsidiaries or (3) we furnish noncustomary services to the tenants of the property in excess of the one percent threshold, or manage or operate the property, other than through a qualifying independent contractor or a taxable REIT subsidiary, none of the rent from that property would qualify as “rents from real property.”

We do not anticipate leasing significant amounts of personal property pursuant to our leases. Moreover, we do not intend to perform any services other than customary ones for our tenants, unless such services are provided through independent contractors from whom we do not receive or derive income or a TRS. Accordingly, we anticipate that our leases will generally produce rent that qualifies as “rents from real property” for purposes of the 75% and 95% gross income tests.

In addition to the rent, the tenants may be required to pay certain additional charges. To the extent that such additional charges represent reimbursements of amounts that we are obligated to pay to third parties such charges generally will qualify as “rents from real property.” To the extent such additional charges represent penalties for nonpayment or late payment of such amounts, such charges should qualify as “rents from real property.” However, to the extent that late charges do not qualify as “rents from real property,” they instead will be treated as interest that qualifies for the 95% gross income test.

As described above, we may own up to 100% of the shares of one or more TRSs. There are two exceptions to the related-party tenant rule described in the preceding paragraph for TRSs. Under the first exception, rent that we receive from a TRS will qualify as “rents from real property” as long as (1) at least 90% of the leased space in the property is leased to persons other than TRSs and related-party tenants, and (2) the amount paid by the TRS to rent space at the property is substantially comparable to rents paid by other tenants of the property for comparable space. The “substantially comparable” requirement must be satisfied when the lease is entered into, when it is extended, and when the lease is modified, if the modification increases the rent paid by the TRS. If the requirement that at least 90% of the leased space in the related property is rented to unrelated tenants is met when a lease is entered into, extended, or modified, such requirement will continue to be met as long as there is no increase in the space leased to any TRS or related party tenant. Any increased rent attributable to a modification of a lease with a TRS in which we own directly or indirectly more than 50% of the voting power or value of the stock (a “controlled TRS”) will not be treated as “rents from real property.” If in the future we receive rent from a TRS, we will seek to comply with this exception.

Under the second exception, a TRS is permitted to lease health care properties from the related REIT as long as it does not directly or indirectly operate or manage any health care facilities or provide rights to any brand name under which any health care facility is operated. Rent that we receive from a TRS will qualify as “rents from real property” as long as the “qualified health care property” is operated on behalf of the TRS by an “independent contractor” who is adequately compensated, who does not, directly or through its shareholders, own more than 35% of our shares, taking into account certain ownership attribution rules, and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified health care properties” for any person unrelated to us and the TRS (an “eligible independent contractor”). A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility. Our properties generally will not be treated as “qualified health care properties.” Accordingly, we do not currently intend to lease properties to a TRS. However, to the extent we acquire or own “qualified health care properties” in the future, we may lease such properties to a TRS.

Interest.

The term “interest” generally does not include any amount received or accrued, directly or indirectly, if the determination of such amount depends in whole or in part on the income or profits of any person. However, interest generally includes the following:

•                                          an amount that is based on a fixed percentage or percentages of receipts or sales; and

•                                          an amount that is based on the income or profits of a debtor, as long as the debtor derives substantially all of its income from leasing substantially all of its interest in the real property securing the debt, and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

If a loan contains a provision that entitles a REIT to a percentage of the borrower’s gain upon the sale of the real property securing the loan or a percentage of the appreciation in the property’s value as of a specific date, income attributable to that loan provision will be treated as gain from the sale of the property securing the loan, which generally is qualifying income for purposes of both gross income tests.

Interest on debt secured by a mortgage on real property or on interests in real property generally is qualifying income for purposes of the 75% gross income test. However, if a loan is secured by real property and other property and the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date the REIT agreed to originate or acquire the loan (or, if the loan has experienced a “significant modification” since its origination or acquisition by the REIT, then as of the date of that “significant modification”), a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the interest income attributable to the portion of the principal amount of the loan that is not secured by real property, that is, the amount by which the loan exceeds the value of the real estate that is security for the loan.

Dividends.

Our share of any dividends received from any corporation (including any TRS, but excluding any REIT) in which we own an equity interest will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Our share of any dividends received from any other REIT in which we own an equity interest, if any, will be qualifying income for purposes of both gross income tests.

Prohibited Transactions.

A REIT will incur a 100% tax on the net income (including foreign currency gain) derived from any sale or other disposition of property, other than Foreclosure Property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our properties will be held primarily for sale to customers and that a sale of any of our properties will not be in the ordinary course of our business. Whether a REIT holds a property “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular property. A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:

•                                          the REIT has held the property for not less than two years;

•                                          the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the selling price of the property;

•                                          either (1) during the year in question, the REIT did not make more than seven sales of property other than Foreclosure Property or sales to which Section 1033 of the Code applies, (2) the aggregate adjusted bases of all such properties sold by the REIT during the year did not exceed 10% of the aggregate bases of all of the assets of the REIT at the beginning of the year or (3) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 10% of the aggregate fair market value of all of the assets of the REIT at the beginning of the year;

•                                          in the case of property not acquired through foreclosure or lease termination, the REIT has held the property for at least two years for the production of rental income; and

•                                          if the REIT has made more than seven sales of non-Foreclosure Property during the taxable year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income.

We will attempt to comply with the terms of the safe-harbor provisions in the U.S. federal income tax laws prescribing when a property sale will not be characterized as a prohibited transaction. We cannot assure you, however, that we can comply with the safe-harbor provisions or that we will avoid owning property that may be characterized as property that we hold “primarily for sale to customers in the ordinary course of a trade or business.” The 100% tax will not apply to gains from the sale of property that is held through a taxable REIT subsidiary or other taxable corporation, although such income will be taxed to the corporation at regular corporate income tax rates.

Fee Income.

Fee income generally will not be qualifying income for purposes of either the 75% or 95% gross income tests. Any fees earned by any TRS we form, such as fees for providing asset management and construction management services to third parties, will not be included for purposes of the gross income tests.

Foreclosure Property.

We will be subject to tax at the maximum corporate rate on any income from Foreclosure Property, which includes certain foreign currency gains and related deductions, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from Foreclosure Property will qualify under the 75% and 95% gross income tests. Foreclosure Property is any real property, including interests in real property, and any personal property incident to such real property:

•                                          that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•                                          for which the related loan was acquired by the REIT at a time when the default was not imminent or anticipated; and

•                                          for which the REIT makes a proper election to treat the property as Foreclosure Property.

Foreclosure Property also includes certain “qualified health care properties” (as defined above under “—Rents from Real Property”) acquired by a REIT as a result of the termination or expiration of a lease of such property (other than by reason of a default, or the imminence of a default, on the lease).

A REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be Foreclosure Property at the end of the third taxable year (or, with respect to qualified health care property, the second taxable year) following the taxable year in which the REIT acquired the property, or longer if an extension is granted by the Secretary of the Treasury. However, this grace period terminates and Foreclosure Property ceases to be Foreclosure Property on the first day:

•                                          on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•                                          on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent; or

•                                          which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income.

Hedging Transactions.

From time to time, we or our operating partnership may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Income and gain from “hedging transactions” will be excluded from gross income for purposes of both the 75% and 95% gross income tests provided we satisfy the indemnification requirements discussed below. A “hedging transaction” means either (1) any transaction entered into in the normal course of our or our operating partnership’s trade or business primarily to manage the risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets and (2) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain). We are required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated, or entered into and to satisfy other identification requirements. We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT.

Foreign Currency Gain.

Certain foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests. “Real estate foreign exchange gain” will be excluded from gross income for purposes of the 75% and 95% gross income tests. Real estate foreign exchange gain generally includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 75% gross income test, foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations secured by mortgages on real property or an interest in real property and certain foreign currency gain attributable to certain “qualified business units” of a REIT. “Passive foreign exchange gain” will be excluded from gross income for purposes of the 95% gross income test. Passive foreign exchange gain generally includes real estate foreign exchange gain as described above, and also includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 95% gross income test and foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations. These exclusions for real estate foreign exchange gain and passive foreign exchange gain do not apply to any certain foreign currency gain derived from dealing, or engaging in substantial and regular trading, in securities. Such gain is treated as nonqualifying income for purposes of both the 75% and 95% gross income tests.

Failure to Satisfy Gross Income Tests.

If we fail to satisfy one or both of the gross income tests for any taxable year, we nevertheless may qualify as a REIT for that year if we qualify for relief under certain provisions of the U.S. federal income tax laws. Those relief provisions are generally available if:

•                                          our failure to meet those tests is due to reasonable cause and not to willful neglect; and

•                                          following such failure for any taxable year, we file a schedule of the sources of our income in accordance with regulations prescribed by the Secretary of the Treasury.

We cannot predict, however, whether in all circumstances we would qualify for the relief provisions. In addition, as discussed above in “—Taxation of Our Company,” even if the relief provisions apply, we would incur a 100% tax on the gross income attributable to the greater of the amount by which we fail the 75% gross income test or the 95% gross income test multiplied, in either case, by a fraction intended to reflect our profitability.

Asset Tests

To qualify as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year. First, at least 75% of the value of our total assets must consist of:

•                                          cash or cash items, including certain receivables and money market funds and, in certain circumstances, foreign currencies;

•                                          government securities;

•                                          interests in real property, including leaseholds and options to acquire real property and leaseholds;

•                                          interests in mortgage loans secured by real property;

•                                          shares in other REITs; and

•                                          investments in shares or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt with at least a five-year term.

Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets (the “5% asset test”).

Third, of our investments not included in the 75% asset class, we may not own more than 10% of the voting power of any one issuer’s outstanding securities or 10% of the value of any one issuer’s outstanding securities (the “10% vote test” and “10% value test,” respectively).

Fourth, no more than 25% of the value of our total assets may consist of the securities of one or more TRSs.

Fifth, no more than 25% of the value of our total assets may consist of the securities of TRSs, other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test (the “25% securities test”).

For purposes of the 5% asset test, the 10% vote test and the 10% value test, the term “securities” does not include shares in another REIT, equity or debt securities of a qualified REIT subsidiary or a TRS, mortgage loans that constitute real estate assets, or equity interests in a partnership. The term “securities,” however, generally includes debt securities issued by a partnership or another REIT, except that for purposes of the 10% value test, the term “securities” does not include:

•                                          Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if (1) the debt is not convertible, directly or indirectly, into equity, and (2) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which we or any controlled TRS (i.e., a TRS in which we own directly or indirectly more than 50% of the voting power or value of the shares) hold non-”straight debt” securities that have an aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

•                                          a contingency relating to the time of payment of interest or principal, as long as either (1) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield, or (2) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by us exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

•                                          a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.

•                                          Any loan to an individual or an estate;

•                                          Any “section 467 rental agreement,” other than an agreement with a related party tenant;

•                                          Any obligation to pay “rents from real property”;

•                                          Certain securities issued by governmental entities;

•                                          Any security issued by a REIT;

•                                          Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes in which we are a partner to the extent of our proportionate interest in the equity and debt securities of the partnership; and

•                                          Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test described above in “Part I, Item 1. Business — Taxation — Requirements for Qualification — Gross Income Tests.”

For purposes of the 10% value test, our proportionate share of the assets of a partnership is our proportionate interest in any securities issued by the partnership, without regard to the securities described in the last two bullet points above.

We will monitor the status of our assets for purposes of the various asset tests and will manage our portfolio in order to comply at all times with such tests. However, there is no assurance that we will not inadvertently fail to comply with such tests. If we fail to satisfy the asset tests at the end of a calendar quarter, we will not lose our REIT qualification if:

•                                          we satisfied the asset tests at the end of the preceding calendar quarter; and

•                                          the discrepancy between the value of our assets and the asset test requirements arose from changes in the market values of our assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets.

If we did not satisfy the condition described in the second item, above, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

If we violate the 5% asset test, the 10% vote test or the 10% value test described above at the end of any quarter of each taxable year, we will not lose our REIT qualification if (1) the failure is de minimis (up to the lesser of 1% of the value of our assets or $10 million) and (2) we dispose of assets causing the failure or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure. In the event of a failure of any of the asset tests (other than de minimis failures described in the preceding sentence), as long as the failure was due to reasonable cause and not to willful neglect, we will not lose our REIT qualification if we (1) dispose of assets causing the failure or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify the failure, (2) we file a schedule with the IRS describing each asset that caused the failure and (3) pay a tax equal to the greater of $50,000 or 35% of the net income from the assets causing the failure during the period in which we failed to satisfy the asset tests.

We believe that the assets that we will hold will satisfy the foregoing asset test requirements. However, we will not obtain independent appraisals to support our conclusions as to the value of our assets. Moreover, the values of some assets may not be susceptible to a precise determination. As a result, there can be no assurance that the IRS will not contend that our ownership of assets violates one or more of the asset tests applicable to REITs.

Distribution Requirements

Each year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our shareholders in an aggregate amount at least equal to:

•              the sum of:

•                                          90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and

•                                          90% of our after-tax net income, if any, from Foreclosure Property, minus

•                                          the sum of certain items of non-cash income (to the extent such items of income exceed 5% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain or loss).

We must pay such distributions in the taxable year to which they relate, or in the following taxable year if either (1) we declare the distribution before we timely file our U.S. federal income tax return for the year and pay the distribution on or before the first regular dividend payment date after such declaration or (2) we declare the distribution in October, November or December of the taxable year, payable to shareholders of record on a specified day in any such month, and we actually pay the dividend before the end of January of the following year. The distributions under clause (1) are taxable to the shareholders in the year in which paid, and the distributions in clause (2) are treated as paid on December 31st of the prior taxable year. In both instances, these distributions relate to our prior taxable year for purposes of the 90% distribution requirement.

We will pay U.S. federal income tax on taxable income, including net capital gain, that we do not distribute to shareholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

•              85% of our REIT ordinary income for such year,

•              95% of our REIT capital gain income for such year, and

•              any undistributed taxable income from prior periods.

We will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute.

We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year. If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. We intend to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax.

It is possible that, from time to time, we may experience timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. For example, we may not deduct recognized capital losses from our “REIT taxable income.” Further, it is possible that, from time to time, we may be allocated a share of net capital gain attributable to the sale of depreciated property that exceeds our allocable share of cash attributable to that sale. As a result of the foregoing, we may have less cash than is necessary to distribute taxable income sufficient to avoid corporate income tax and the excise tax imposed on certain undistributed income or even to meet the 90% distribution requirement. In such a situation, we may need to borrow funds or, if possible, pay taxable dividends of our shares of beneficial interest or debt securities.

We may satisfy the 90% distribution test with taxable distributions of our shares or debt securities. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in shares as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/shares dividends, but that revenue procedure does not apply to our 2013 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and shares. We have no current intention to make a taxable dividend payable in our shares.

Under certain circumstances, we may be able to correct a failure to meet the distribution requirement for a year by paying “deficiency dividends” to our shareholders in a later year. We may include such deficiency dividends in our deduction for dividends paid for the earlier year. Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest to the IRS based upon the amount of any deduction we take for deficiency dividends.

Recordkeeping Requirements

We must maintain certain records in order to qualify as a REIT. In addition, to avoid a monetary penalty, we must request on an annual basis information from our shareholders designed to disclose the actual ownership of our outstanding shares. We intend to comply with these requirements.

Failure to Qualify

If we fail to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, we could avoid disqualification if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50,000 for each such failure. In addition, there are relief provisions for a failure of the gross income tests and asset tests, as described in “Part I, Item 1. Business — Taxation — Requirements for Qualification — Gross Income Tests” and “Part I, Item 1. Business —Taxation — Asset Tests.”

If we fail to qualify as a REIT in any taxable year, and no relief provision applies, we would be subject to U.S. federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In addition, we may be required to pay penalties and/or interest with respect to such tax. In calculating our taxable income in a year in which we fail to qualify as a REIT, we would not be able to deduct amounts paid out to shareholders. In fact, we would not be required to distribute any amounts to shareholders in that year. In such event, to the extent of our current and accumulated earnings and profits, distributions to shareholders generally would be taxable as ordinary dividend income. Subject to certain limitations of the U.S. federal income tax laws, corporate shareholders may be eligible for the dividends received deduction and shareholders taxed at individual rates may be eligible for the reduced federal income tax rate of up to 20% on such dividends. Unless we qualified for relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. We cannot predict whether we would qualify for such statutory relief in all circumstances.

Taxation of Taxable U.S. Shareholders

This section is a summary of the rules governing the U.S. federal income taxation of U.S. shareholders and is for general information only. As used herein, the term “U.S. shareholder” means a holder of our common shares that for U.S. federal income tax purposes is:

•                                          a citizen or resident of the United States;

•                                          a corporation (including an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any of its states or the District of Columbia;

•                                          an estate whose income is subject to U.S. federal income taxation regardless of its source; or

•                                          any trust if (1) a court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

If a partnership, entity or arrangement treated as a partnership for U.S. federal income tax purposes holds our common shares, the U.S. federal income tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership.

As long as we qualify as a REIT, a taxable U.S. shareholder must generally take into account as ordinary income distributions made out of our current or accumulated earnings and profits that we do not designate as capital gain dividends or retained long-term capital gain.

A U.S. shareholder will not qualify for the dividends received deduction generally available to corporations. In addition, dividends paid to a U.S. shareholder generally will not qualify for the 20% tax rate for “qualified dividend income.” The maximum tax rate for qualified dividend income received by U.S. shareholders taxed at individual rates is 20%. The maximum tax rate on qualified dividend income is lower than the maximum tax rate on ordinary income, which is currently 39.6%. Qualified dividend income generally includes dividends paid by domestic C corporations and certain qualified foreign corporations to U.S. shareholders that are taxed at individual rates. Because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders (See—“Taxation of Our Company” above), our dividends generally will not be eligible for the 20% rate on qualified dividend income. As a result, our ordinary REIT dividends will be taxed at the higher tax rate applicable to ordinary income. However, the 20% tax rate for qualified dividend income will apply to our ordinary REIT dividends, if any, that are (1) attributable to dividends received by us from non REIT corporations, such as any TRS we may form, and (2) attributable to income upon which we have paid corporate income tax (e.g., to the extent that we distribute less than 100% of our taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a shareholder must hold our common shares for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which our common shares become ex-dividend.

Individuals, trusts and estates whose income exceeds certain thresholds are also subject to an additional 3.8% Medicare tax on dividends received from us.

A U.S. shareholder generally will take into account as long-term capital gain any distributions that we designate as capital gain dividends without regard to the period for which the U.S. shareholder has held our common shares. We generally will designate our capital gain dividends as either 20% or 25% rate distributions. See “Part I, Item 1. Business — Taxation — Capital Gains and Losses.” A corporate U.S. shareholder, however, may be required to treat up to 20% of certain capital gain dividends as ordinary income.

We may elect to retain and pay income tax on the net long-term capital gain that we receive in a taxable year. In that case, to the extent that we designate such amount in a timely notice to such shareholder, a U.S. shareholder would be taxed on its proportionate share of our undistributed long-term capital gain. The U.S. shareholder would receive a credit for its proportionate share of the tax we paid. The U.S. shareholder would increase the basis in its shares by the amount of its proportionate share of our undistributed long-term capital gain, minus its share of the tax we paid.

A U.S. shareholder will not incur tax on a distribution in excess of our current and accumulated earnings and profits if the distribution does not exceed the adjusted basis of the U.S. shareholder’s common shares. Instead, the distribution will reduce the U.S. shareholder’s adjusted basis in such shares. A U.S. shareholder will recognize a distribution in excess of both our current and accumulated earnings and profits and the U.S. shareholder’s adjusted basis in his or her shares as long-term capital gain, or short-term capital gain if the shares have been held for one year or less, assuming the shares are a capital asset in the hands of the U.S. shareholder. In addition, if we declare a distribution in October, November, or December of any year that is payable to a U.S. shareholder of record on a specified date in any such month, such distribution will be treated as both paid by us and received by the U.S. shareholder on December 31 of such year, provided that we actually pay the distribution during January of the following calendar year.

U.S. shareholders may not include in their individual income tax returns any of our net operating losses or capital losses. Instead, these losses are generally carried over by us for potential offset against our future income. Taxable distributions from us and gain from the disposition of our common shares will not be treated as passive activity income and, therefore, shareholders generally will not be able to apply any “passive activity losses,” such as losses from certain types of limited partnerships in which the U.S. shareholder is a limited partner, against such income or gain. In addition, taxable distributions from us and gain from the disposition of our common shares generally will be treated as investment income for purposes of the investment interest limitations. We will notify U.S. shareholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain.

Taxation of U.S. Shareholders on the Disposition of Common Shares

A U.S. shareholder who is not a dealer in securities must generally treat any gain or loss realized upon a taxable disposition of our common shares as long-term capital gain or loss if the U.S. shareholder has held our common shares for more than one year and otherwise as short-term capital gain or loss. In general, a U.S. shareholder will realize gain or loss in an amount equal to the difference between the sum of the fair market value of any property and the amount of cash received in such disposition and the U.S. shareholder’s adjusted tax basis. A shareholder’s adjusted tax basis generally will equal the U.S. shareholder’s acquisition cost, increased by the excess of net capital gains deemed distributed to the U.S. shareholder (discussed above) less tax deemed paid on such gains and reduced by any returns of capital. However, a U.S. shareholder must treat any loss upon a sale or exchange of common shares held by such shareholder for six months or less as a long-term capital loss to the extent of capital gain dividends and any other actual or deemed distributions from us that such U.S. shareholder treats as long-term capital gain. All or a portion of any loss that a U.S. shareholder realizes upon a taxable disposition of our common shares may be disallowed if the U.S. shareholder purchases other shares of our common shares within 30 days before or after the disposition.

If we redeem shares held by a U.S. shareholder, such U.S. shareholder will be treated as having sold the redeemed shares if (1) all of the U.S. shareholder’s shares are redeemed (after taking into consideration certain ownership attribution rules) or (2) such redemption is either (i) “not essentially equivalent” to a dividend or (ii) “substantially disproportionate.” If a redemption is not treated as a sale of the redeemed shares, it will be treated as a distribution made with respect to such shares.

Capital Gains and Losses

A taxpayer generally must hold a capital asset for more than one year for gain or loss derived from its sale or exchange to be treated as long-term capital gain or loss. The highest marginal individual income tax rate currently is 39.6%.

The maximum tax rate on long-term capital gain applicable to taxpayers taxed at individual rates is 20% for sales and exchanges of assets held for more than one year. The maximum tax rate on long-term capital gain from the sale or exchange of “Section 1250 property,” or depreciable real property, is 25%, which applies to the lesser of the total amount of the gain or the accumulated depreciation on the Section 1250 property.

Individuals, trusts and estates whose income exceeds certain thresholds are also subject to an additional 3.8% Medicare tax on gain from the sale of our common shares.

With respect to distributions that we designate as capital gain dividends and any retained capital gain that we are deemed to distribute, we generally may designate whether such a distribution is taxable to U.S. shareholders taxed at individual rates currently at a 20% or 25% rate. Thus, the tax rate differential between capital gain and ordinary income for those taxpayers may be significant. In addition, the characterization of income as capital gain or ordinary income may affect the deductibility of capital losses. A non-corporate taxpayer may deduct capital losses not offset by capital gains against its ordinary income only up to a maximum annual amount of $3,000. A non-corporate taxpayer may carry forward unused capital losses indefinitely. A corporate taxpayer must pay tax on its net capital gain at ordinary corporate rates. A corporate taxpayer may deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.

Taxation of Tax-Exempt Shareholders

This section is a summary of rules governing the U.S. federal income taxation of U.S. shareholders that are tax-exempt entities and is for general information only.

Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts, generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income, or UBTI. Although many investments in real estate generate UBTI, the IRS has issued a ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI so long as the exempt employee pension trust does not otherwise use the shares of the REIT in an unrelated trade or business of the pension trust. Based on that ruling, amounts that we distribute to tax-exempt shareholders generally should not constitute UBTI. However, if a tax-exempt shareholder were to finance (or be deemed to finance) its acquisition of common shares with debt, a portion of the income that it receives from us would constitute UBTI pursuant to the “debt-financed property” rules. Moreover, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under special provisions of the U.S. federal income tax laws are subject to different UBTI rules, which generally will require them to characterize distributions that they receive from us as UBTI. Finally, in certain circumstances, a qualified employee pension or profit sharing trust that owns more than 10% of our shares of beneficial interest must treat a percentage of the dividends that it receives from us as UBTI. Such percentage is equal to the gross income we derive from an unrelated trade or business, determined as if we were a pension trust, divided by our total gross income for the year in which we pay the dividends. That rule applies to a pension trust holding more than 10% of our shares of beneficial interest only if:

•                                          the percentage of our dividends that the tax-exempt trust must treat as UBTI is at least 5%;

•              we qualify as a REIT by reason of the modification of the rule requiring that no more than 50% of our shares of beneficial interest be owned by five or fewer individuals that allows the beneficiaries of the pension trust to be treated as holding our shares of beneficial interest in proportion to their actuarial interests in the pension trust; and

•                                          either:

•                                          one pension trust owns more than 25% of the value of our shares of beneficial interest; or

•                                          a group of pension trusts individually holding more than 10% of the value of our shares of beneficial interest collectively owns more than 50% of the value of our shares of beneficial interest.

Taxation of Non-U.S. Shareholders

This section is a summary of the rules governing the U.S. federal income taxation of non-U.S. shareholders. The term “non-U.S. shareholder” means a holder of our common shares that is not a U.S. shareholder, a partnership (or entity treated as a partnership for U.S. federal income tax purposes) or a tax-exempt shareholder. The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships, and other foreign shareholders are complex and this summary is for general information only.

Distributions

A non-U.S. shareholder that receives a distribution that is not attributable to gain from our sale or exchange of a “United States real property interest,” or USRPI, as defined below, and that we do not designate as a capital gain dividend or retained capital gain will recognize ordinary income to the extent that we pay such distribution out of our current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply to such distribution unless an applicable tax treaty reduces or eliminates the tax. However, if a distribution is treated as effectively connected with the non-U.S. shareholder’s conduct of a U.S. trade or business, the non-U.S. shareholder generally will be subject to U.S. federal income tax on the distribution at graduated rates, in the same manner as U.S. shareholders are taxed with respect to such distribution, and a non-U.S. shareholder that is a corporation also may be subject to a 30% branch profits tax with respect to that distribution. The branch profits tax may be reduced by an applicable tax treaty. We plan to withhold U.S. income tax at the rate of 30% on the gross amount of any such distribution paid to a non-U.S. shareholder unless either:

•                                          a lower treaty rate applies and the non-U.S. shareholder provides us with an IRS Form W-8BEN evidencing eligibility for that reduced rate;

•                                          the non-U.S. shareholder provides us with an IRS Form W-8ECI claiming that the distribution is effectively connected with the conduct of a U.S. trade or business; or

•                                          the distribution is treated as attributable to a sale of a USRPI under FIRPTA (discussed below).

A non-U.S. shareholder will not incur tax on a distribution in excess of our current and accumulated earnings and profits if the excess portion of such distribution does not exceed the adjusted basis of the non-U.S. shareholder in its common shares. Instead, the excess portion of such distribution will reduce the adjusted basis of the non-U.S. shareholder in such shares. A non-U.S. shareholder will be subject to tax on a distribution that exceeds both our current and accumulated earnings and profits and the adjusted basis of the non-U.S. shareholder in its common shares, if the non-U.S. shareholder otherwise would be subject to tax on gain from the sale or disposition of its common shares, as described below. We must withhold 10% of any distribution that exceeds our current and accumulated earnings and profits. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any distribution, to the extent that we do not do so, we will withhold at a rate of 10% on any portion of a distribution not subject to withholding at a rate of 30%. Because we generally cannot determine at the time we make a distribution whether the distribution will exceed our current and accumulated earnings and profits, we normally will withhold tax on the entire amount of any distribution at the same rate as we would withhold on a dividend. However, a non-U.S. shareholder may claim a refund of amounts that we withhold if we later determine that a distribution in fact exceeded our current and accumulated earnings and profits.

For any year in which we qualify as a REIT, a non-U.S. shareholder may incur tax on distributions that are attributable to gain from our sale or exchange of a USRPI under the Foreign Investment in Real Property Act of 1980, or FIRPTA. A USRPI includes certain interests in real property and shares in corporations at least 50% of whose assets consist of interests in real property. Under FIRPTA, subject to the exception discussed below for distributions on a class of shares that is regularly traded on an established securities market to a less-than-5% holder of such shares, a non-U.S. shareholder is taxed on distributions attributable to gain from sales of USRPIs as if such gain were effectively connected with a U.S. business of the non-U.S. shareholder. A non-U.S. shareholder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. shareholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A non-U.S. corporate shareholder not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such a distribution. Unless the exception described in the next paragraph applies, we must withhold 35% of any distribution that we could designate as a capital gain dividend. A non-U.S. shareholder may receive a credit against its tax liability for the amount we withhold.

Since our common shares are regularly traded on an established securities market in the United States, capital gain distributions on our common shares that are attributable to our sale of a USRPI will be treated as ordinary dividends rather than as gain from the sale of a USRPI, as long as the non-U.S. shareholder did not own more than 5% of our common shares at any time during the one-year period preceding the distribution. As a result, non-U.S. shareholders generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. Since immediately following the IPO, our common shares have been regularly traded on an established securities market in the United States. If our common shares were not regularly traded on an established securities market in the United States, capital gain distributions that are attributable to our sale of USRPIs would be subject to tax under FIRPTA, as described in the preceding paragraph. In such case, we must withhold 35% of any distribution that we could designate as a capital gain dividend. A non-U.S. shareholder may receive a credit against its tax liability for the amount we withhold. Moreover, if a non-U.S. shareholder disposes of our common shares during the 30-day period preceding a dividend payment, and such non-U.S. shareholder (or a person related to such non-U.S. shareholder) acquires or enters into a contract or option to acquire our common shares within 61 days of the first day of the 30-day period described above, and any portion of such dividend payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. shareholder, then such non-U.S. shareholder will be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.

For taxable years beginning after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid to certain non-U.S. shareholders if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. If payment of withholding taxes is required, non-U.S. shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

Dispositions

Non-U.S. shareholders could incur tax under FIRPTA with respect to gain realized upon a disposition of our common shares if we are a United States real property holding corporation during a specified testing period. If at least 50% of a REIT’s assets are USRPI, then the REIT will be a United States real property holding corporation. We anticipate that we will be a United States real property holding corporation based on our investment strategy. However, even if we are a United States real property holding corporation, a non-U.S. shareholder generally would not incur tax under FIRPTA on gain from the sale of our common shares if we are a “domestically controlled qualified investment entity.”

A “domestically controlled qualified investment entity” includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. shareholders. We cannot assure you that this test will be met.

Since our common shares are regularly traded on an established securities market, an additional exception to the tax under FIRPTA will be available with respect to our common shares, even if we do not qualify as a domestically controlled qualified investment entity at the time the non-U.S. shareholder sells our common shares. Under that exception, the gain from such a sale by such a non-U.S. shareholder will not be subject to tax under FIRPTA if (1) our common shares are treated as being regularly traded on an established securities market under applicable Treasury Regulations and (2) the non-U.S. shareholder owned, actually or constructively, 5% or less of our common shares at all times during a specified testing period.

If the gain on the sale of our common shares were taxed under FIRPTA, a non-U.S. shareholder would be taxed on that gain in the same manner as U.S. shareholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. In addition, distributions that are subject to tax under FIRPTA also may be subject to a 30% branch profits tax when made to a non-U.S. shareholder treated as a corporation (under U.S. federal income tax principles) that is not otherwise entitled to treaty exemption. Finally, if we are not a domestically controlled qualified investment entity at the time our shares are sold and the non-U.S. shareholder does not qualify for the exemptions described in the preceding paragraph, under FIRPTA the purchaser of our common shares also may be required to withhold 10% of the purchase price and remit this amount to the IRS on behalf of the selling non-U.S. shareholder.

With respect to individual non-U.S. shareholders, even if not subject to FIRPTA, capital gains recognized from the sale of our common shares will be taxable to such non-U.S. shareholder if he or she is a non-resident alien individual who is present in the United States for 183 days or more during the taxable year and some other conditions apply, in which case the non-resident alien individual may be subject to a U.S. federal income tax on his or her U.S. source capital gain.

For payments after December 31, 2016, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our common shares received by certain non-U.S. shareholders if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. If payment of withholding taxes is required, non-U.S. shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

Information Reporting Requirements and Withholding

We will report to our shareholders and to the IRS the amount of distributions we pay during each calendar year, and the amount of tax we withhold, if any. Under the backup withholding rules, a shareholder may be subject to backup withholding at a rate of 28% with respect to distributions unless the shareholder:

•                                          is a corporation or qualifies for certain other exempt categories and, when required, demonstrates this fact; or

•                                          provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules.

A shareholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the shareholder’s income tax liability. In addition, we may be required to withhold a portion of capital gain distributions to any shareholders who fail to certify their non-foreign status to us.

Backup withholding will generally not apply to payments of dividends made by us or our paying agents, in their capacities as such, to a non-U.S. shareholder provided that the non-U.S. shareholder furnishes to us or our paying agent the required certification as to its non-U.S. status, such as providing a valid IRS Form W-8BEN or W-8ECI, or certain other requirements are met. Notwithstanding the foregoing, backup withholding may apply if either we or our paying agent has actual knowledge, or reason to know, that the holder is a U.S. person that is not an exempt recipient. Payments of the proceeds from a disposition or a redemption effected outside the U.S. by a non-U.S. shareholder made by or through a foreign office of a broker generally will not be subject to information reporting or backup withholding. However, information reporting (but not backup withholding) generally will apply to such a payment if the broker has certain connections with the U.S. unless the broker has documentary evidence in its records that the beneficial owner is a non-U.S. shareholder and specified conditions are met or an exemption is otherwise established. Payment of the proceeds from a disposition by a non-U.S. shareholder of common shares made by or through the U.S. office of a broker is generally subject to information reporting and backup withholding unless the non-U.S. shareholder certifies under penalties of perjury that it is not a U.S. person and satisfies certain other requirements, or otherwise establishes an exemption from information reporting and backup withholding.

Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be refunded or credited against the shareholder’s U.S. federal income tax liability if certain required information is furnished to the IRS.

For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid to U.S. shareholders who own our shares of our beneficial interest through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for taxable years beginning after December 31, 2016, on proceeds from the sale of our common shares by U.S. shareholders who own our common shares through foreign accounts or foreign intermediaries. In addition, we may be required to withhold a portion of capital gain distributions to any U.S. shareholders who fail to certify their non-foreign status to us. We will not pay any additional amounts in respect of amounts withheld.

Other Tax Consequences

Tax Aspects of Our Investments in Our Operating Partnership and Subsidiary Partnerships

The following discussion summarizes certain U.S. federal income tax considerations applicable to our direct or indirect investments in our operating partnership and any subsidiary partnerships or limited liability companies that we form or acquire (each individually a “Partnership” and, collectively, the “Partnerships”). The discussion does not cover state or local tax laws or any federal tax laws other than income tax laws.

Classification as Partnerships.

We will include in our income our distributive share of each Partnership’s income and deduct our distributive share of each Partnership’s losses only if such Partnership is classified for U.S. federal income tax purposes as a partnership (or an entity that is disregarded for U.S. federal income tax purposes if the entity is treated as having only one owner for U.S. federal income tax purposes) rather than as a corporation or an association taxable as a corporation. An unincorporated entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for U.S. federal income tax purposes if it:

•                                          is treated as a partnership under the Treasury Regulations relating to entity classification (the “check-the-box regulations”); and

•                                          is not a “publicly-traded partnership.”

Under the check-the-box regulations, an unincorporated entity with at least two owners or members may generally elect to be classified either as an association taxable as a corporation or as a partnership. If such an entity does not make an election, it will generally be treated as a partnership (or an entity that is disregarded for U.S. federal income tax purposes if the entity is treated as having only one owner or member for U.S. federal income tax purposes) for U.S. federal income tax purposes. Our operating partnership intends to be classified as a partnership for U.S. federal income tax purposes and will not elect to be treated as an association taxable as a corporation under the check-the-box regulations.

A publicly-traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. A publicly-traded partnership will not, however, be treated as a corporation for any taxable year if, for each taxable year beginning after December 31, 1987 in which it was classified as a publicly-traded partnership, 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including real property rents, gains from the sale or other disposition of real property, interest, and dividends (the “90% passive income exception”). Treasury Regulations provide limited safe harbors from the definition of a publicly-traded partnership. Pursuant to one of those safe harbors (the “private placement exclusion”), interests in a partnership will not be treated as readily tradable on a secondary market or the substantial equivalent thereof if (1) all interests in the partnership were issued in a transaction or transactions that were not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”), and (2) the partnership does not have more than 100 partners at any time during the partnership’s taxable year. In determining the number of partners in a partnership, a person owning an interest in a partnership, grantor trust, or S corporation that owns an interest in the partnership is treated as a partner in such partnership only if (1) substantially all of the value of the owner’s interest in the entity is attributable to the entity’s direct or indirect interest in the partnership and (2) a principal purpose of the use of the entity is to permit the partnership to satisfy the 100-partner limitation. We expect that our operating partnership and any other partnership in which we own an interest will qualify for the private placement exception.

We have not requested, and do not intend to request, a ruling from the IRS that our operating partnership will be classified as a partnership for U.S. federal income tax purposes. If for any reason our operating partnership were taxable as a corporation, rather than as a partnership, for U.S. federal income tax purposes, we likely would not be able to qualify as a REIT unless we qualified for certain relief provisions. See “Part I, Item 1. Business — Taxation — Requirements for Qualification — Gross Income Tests” and “Part I, Item 1. Business — Taxation — Asset Tests.” In addition, any change in a Partnership’s status for tax purposes might be treated as a taxable event, in which case we might incur tax liability without any related cash distribution. See “Part I, Item 1. Business — Taxation — Distribution Requirements.” Further, items of income and deduction of such Partnership would not pass through to its partners, and its partners would be treated as shareholders for tax purposes. Consequently, such Partnership would be required to pay income tax at corporate rates on its net income, and distributions to its partners would constitute dividends that would not be deductible in computing such Partnership’s taxable income.

Income Taxation of the Partnerships and their Partners

Partners, Not the Partnerships, Subject to Tax.

A partnership is not a taxable entity for U.S. federal income tax purposes. Rather, we are required to take into account our allocable share of each Partnership’s income, gains, losses, deductions, and credits for any taxable year of such Partnership ending within or with our taxable year, without regard to whether we have received or will receive any distribution from such Partnership.

Partnership Allocations.

Although a partnership agreement generally will determine the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of the U.S. federal income tax laws governing partnership allocations. If an allocation is not recognized for U.S. federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners’ interests in the partnership, which will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. Each Partnership’s allocations of taxable income, gain, and loss are intended to comply with the requirements of the U.S. federal income tax laws governing partnership allocations.

Tax Allocations With Respect to Partnership Properties.

Income, gain, loss, and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for an interest in the partnership must be allocated in a manner such that the contributing partner is charged with, or benefits from, respectively, the unrealized gain or unrealized loss associated with the property at the time of the contribution (the “704(c) Allocations”). The amount of the unrealized gain or unrealized loss (“built-in gain” or “built-in loss”) is generally equal to the difference between the fair market value of the contributed property at the time of contribution and the adjusted tax basis of such property at the time of contribution (a “book-tax difference”). Any property purchased for cash initially will have an adjusted tax basis equal to its fair market value, resulting in no book-tax difference. A book-tax difference generally is decreased on an annual basis as a result of depreciation deductions to the contributing partner for book purposes but not for tax purposes. The 704(c) Allocations are solely for federal income tax purposes and do not affect the book capital accounts or other economic or legal arrangements among the partners. In connection with our formation transactions, property which may have a built-in gain or a built-in loss was acquired by our operating partnership in exchange for OP units. Our operating partnership has a carryover, rather than a fair market value, adjusted tax basis in such contributed assets equal to the adjusted tax basis of the contributors in such assets, resulting in a book-tax difference. As a result of that book-tax difference, we have a lower adjusted tax basis with respect to that portion of our operating partnership’s assets than we would have with respect to assets having a tax basis equal to fair market value at the time of acquisition. This could result in lower depreciation deductions with respect to the portion of our operating partnership’s assets attributable to such contributions.

The U.S. Treasury Department has issued regulations requiring partnerships to use a “reasonable method” for allocating items with respect to which there is a book-tax difference and outlining several reasonable allocation methods. Under certain available methods, the carryover basis of contributed properties in the hands of our operating partnership (1) could cause us to be allocated lower amounts of depreciation deductions for tax purposes than would be allocated to us if all contributed properties were to have a tax basis equal to their fair market value at the time of the contribution and (2) in the event of a sale of such properties, could cause us to be allocated taxable gain in excess of the economic or book gain allocated to us as a result of such sale, with a corresponding benefit to the contributing partners. An allocation described in (2) above might cause us to recognize taxable income in excess of cash proceeds in the event of a sale or other disposition of property, which may adversely affect our ability to comply with the REIT distribution requirements and may result in a greater portion of our distributions being taxed as dividends. Our operating partnership may use any allowable method to account for book-tax differences in a manner that allows us to minimize any potential adverse consequences described above.

Sale of a Partnership’s Property

Generally, any gain realized by a Partnership on the sale of property held by the Partnership for more than one year will be long-term capital gain, except for any portion of such gain that is treated as depreciation or cost recovery recapture. Under Section 704(c) of the Code, any gain or loss recognized by a Partnership on the disposition of contributed properties will be allocated first to the partners of the Partnership who contributed such properties to the extent of their built-in gain or built-in loss on those properties for U.S. federal income tax purposes. The partners’ built-in gain or built-in loss on such contributed properties will equal the difference between the partners’ proportionate share of the book value of those properties and the partners’ tax basis allocable to those properties at the time of the contribution as reduced for any decrease in the “book-tax difference.” See “Part I, Item 1. Business — Taxation — Income Taxation of the Partnerships and their Partners—Tax Allocations With Respect to Partnership Properties.” Any remaining gain or loss recognized by the Partnership on the disposition of the contributed properties, and any gain or loss recognized by the Partnership on the disposition of the other properties, will be allocated among the partners in accordance with their respective percentage interests in the Partnership.

Our share of any gain realized by a Partnership on the sale of any property held by the Partnership as inventory or other property held primarily for sale to customers in the ordinary course of the Partnership’s trade or business will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Such prohibited transaction income may have an adverse effect upon our ability to satisfy the income tests for REIT status. See “Part I, Item 1. Business — Taxation — Requirements for Qualification — Gross Income Tests.” We do not presently intend to acquire or hold or to allow any Partnership to acquire or hold any property that represents inventory or other property held primarily for sale to customers in the ordinary course of our or such Partnership’s trade or business.

Legislative or Other Actions Affecting REITs

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department which may result in statutory changes as well as revisions to regulations and interpretations. Additionally, several of the tax considerations described herein are currently under review and are subject to change.

State and Local Taxes

We and/or our shareholders may be subject to taxation by various states and localities, including those in which we or a shareholder transacts business, owns property or resides. The state and local tax treatment may differ from the U.S. federal income tax treatment described above.

Available Information

Our website address is www.docreit.com.  We make available, free of charge through the Investor Relations portion of the website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

In addition, our board of trustees has established a Code of Business Conduct and Ethics that applies to our officers, including our Chief Executive Officer and President and Senior Vice President—Principal Accounting and Reporting Officer, trustees and employees. The Code of Business Conduct and Ethics provides a statement of the Company’s policies and procedures for conducting business legally and ethically. A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of our website (www.docreit.com) under the tab “Governance Documents.” Any amendments to or waivers from the Code of Business Conduct and Ethics will be disclosed on our website. Information contained on our website is not part of this report.

ITEM 1A.  RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities.  Additional unknown risks may also impair our financial performance and business operations.  Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks.  In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.  You should carefully consider the risks and uncertainties described below.

We have grouped these risk factors into the following general categories:

•                  Risks related to our business;

•                  Risks related to the healthcare industry;

•                  Risks related to the real estate industry;

•                  Risks related to financings;

•                  Risks related to our formation and structure; and

•                  Risks related to our qualification and operation as a REIT.

Risks Related To Our Business

We are recently formed and have a very limited operating history; therefore there is no assurance that we will be able to achieve our investment objectives.

We commenced operations on July 24, 2013 and have a very limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this report and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors, including the availability of investment opportunities, readily accessible short and long-term financing, conditions in the financial markets and economic conditions generally. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.

Our real estate investments are concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified in other segments of the economy.

We will acquire, own, manage, operate and selectively develop properties for lease primarily to physicians, hospitals and healthcare delivery systems. We are subject to risks inherent in concentrating investments in real estate, and the risks resulting from a lack of diversification become even greater as a result of our business strategy to concentrate our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare related facility specifically, could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

A substantial portion of our revenue is derived from five tenants and the bankruptcy, insolvency or weakened financial position of any one of them or our other tenants could seriously harm our operating results and financial condition.

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $9.9 million, or 46.7%, of the annualized rent from our initial properties as of December 31, 2013. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Additionally, private or governmental payors may lower the reimbursement rates paid to our tenants for their healthcare services. For example, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) provides for significant reductions to Medicare and Medicaid payments. As a result, our tenants may delay lease commencement or renewal, fail to make rent payments when due or declare bankruptcy. Any leasing delays, lessee failures to make rent payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, or a significant number of tenants, may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares. In addition, to the extent a tenant vacates specialized space in one of our properties (such as imaging space, ambulatory surgical space, or inpatient hospital space), re-leasing the vacated space could be more difficult than re-leasing more generic office space, as there are fewer users for such specialized healthcare space in a typical market than for more traditional office space.

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant assumes the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, if any, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

Economic and other conditions that negatively affect geographic areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2013, approximately 42% of our total annualized rent was derived from properties located in Texas (26%) and Atlanta, Georgia (16%).   The Texas properties are concentrated in El Paso and Plano. Further, through our operating partnership, we closed on the acquisitions of the Eagles Landing Family Practice medical office buildings, a total of four properties, located in McDonough, Jackson and Conyers, Georgia on February 19, 2014. Also on February 19, 2014, through our operating partnership, we closed on the acquisition of a hospital located in San Antonio, Texas. On February 28, 2014, we closed on two separate acquisitions of a medical office building located in San Antonio, Texas and a medical office building located in Atlanta, Georgia.  See “Part I, Item 1. Business - Recent Developments” for a further discussion of these acquisitions.

As a result of this geographic concentration, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in either of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

We may not realize the benefits that we anticipate from focusing on healthcare properties that are strategically aligned with a healthcare delivery system and from the relationships established through such strategic alignments.

As part of our business strategy, we focus on healthcare properties that are strategically aligned with a healthcare delivery system by (i) seeking to acquire, own, manage, and develop healthcare properties that are located on medical campuses where the underlying land is owned by a healthcare delivery system or by us, or (ii) seeking to acquire, own, manage, and develop healthcare properties located in close proximity to a healthcare delivery system or strategically aligned with a healthcare delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships. In particular, we may not obtain or realize increased rents, long-term tenants, or reduced tenant turnover rates as compared to healthcare properties that are not strategically aligned. Moreover, building a portfolio of healthcare properties that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our healthcare properties could dissolve, and we may not succeed in replacing them. If we do not realize the benefits that we anticipate from this focus and those strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results and prospects may be adversely affected.

Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and therefore our operating results.

Our operating results depend upon our ability to maintain and increase occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions. The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

We cannot predict whether our tenants will renew existing leases beyond their current terms. Nearly all of our initial properties are subject to leases which have multi-year terms. As of December 31, 2013, leases representing 3.2%, 1.4% and 4.8% of leasable square feet at our initial properties will expire in the remainder of 2014, 2015 and 2016, respectively. If any of our leases are not renewed, we would attempt to lease those properties to another tenant. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized spaces, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on us.

We may fail to complete any pending acquisitions, which could have a material adverse impact on our results of operations, earnings and cash flow.

The acquisition of certain properties described in “Part I. Item 1. Business — Recent Developments” are subject to customary closing conditions, and there can be no assurance that those conditions will be satisfied or that the acquisitions will close on the terms described herein or at all. These transactions, whether or not successful, require substantial time and attention from management. Furthermore, the potential acquisitions require significant expense, including expenses for due diligence, legal and accounting fees and other costs. In the event we do not complete these transactions, these expenses will not be offset by revenues from the investments and we will have issued a significant number of additional common shares without realizing a corresponding increase in earnings and cash flow from the investments. As a result, our failure to complete these transactions could have a material adverse impact on our financial condition, results of operations and the market price of our common shares.

We may be unable to successfully acquire or develop properties and expand our operations into new or existing markets.

We intend to explore acquisitions or developments of properties in new and existing geographic markets. These acquisitions and developments could divert management’s attention from our existing properties, and we may be unable to retain key employees or attract highly qualified new employees. In addition, we may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets which could adversely affect our ability to successfully expand into or operate within those markets. For example, new markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently manage and otherwise monitor new properties in new markets. Our expansion into new markets could result in unexpected costs or delays as well as lower occupancy rates and other adverse consequences. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition or development on favorable terms or at all, and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new or our existing markets, it could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

We may not be successful in identifying and completing off-market acquisitions and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

An important component of our growth strategy is to acquire properties before they are widely marketed by the owners, or off-market. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for these assets and therefore likely would increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

Some of our existing properties and properties we acquire in the future are and may be subject to ground lease or other restrictions on the use of the space. If we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Three of our properties (Mid Coast Hospital, Valley West Hospital and Crescent City Surgical Centre), representing approximately 17% of our total leasable square feet and 23.4% of our annualized revenue for the period ended December 31, 2013, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-let our initial properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Our healthcare properties, the associated healthcare delivery systems with which our healthcare properties are strategically aligned and our tenants may be unable to compete successfully.

Our healthcare properties and the associated healthcare delivery systems with which our healthcare properties are strategically aligned often face competition from nearby hospitals and other healthcare properties that provide comparable services. In addition, pharmacies and other retailers may initiate or expand healthcare clinic operations and services to compete with our tenants in the provision of healthcare delivery systems.  Any of our properties may be materially and adversely affected if the healthcare delivery system with which it is strategically aligned is unable to compete successfully. There are numerous factors that determine the ability of a healthcare delivery system to compete successfully, most of which are outside of our control.

Similarly, our tenants face competition from other medical practices and service providers at nearby hospitals and other healthcare properties. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians. Physicians also may change hospital affiliations. If competitors of our tenants or competitors of the associated healthcare delivery systems with which our healthcare properties are strategically aligned have greater geographic coverage, improve access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, our tenants may not be able to successfully compete. Any reduction in rental revenues resulting from the inability of our tenants or the associated healthcare delivery systems with which our healthcare properties are strategically aligned to compete in providing medical services and/or receiving sufficient rates of reimbursement for healthcare services rendered could have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Our investments in development projects may not yield anticipated returns which could directly affect our operating results and reduce the amount of funds available for distributions.

A component of our growth strategy is exploring development opportunities, some of which may arise through strategic joint ventures. In deciding whether to make an investment in a particular development, we make certain assumptions regarding the expected future performance of that property. To the extent that we consummate development opportunities, our investment in these projects will be subject to the following risks:

•                  we may be unable to obtain financing for development projects on favorable terms or at all;

•                  we may not complete development projects on schedule or within budgeted amounts;

•                  we may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop the property to market standards;

•                  development or construction delays may provide tenants the right to terminate preconstruction leases or cause us to incur additional costs;

•                  volatility in the price of construction materials or labor may increase our development costs;

•                  hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;

•                  we may incorrectly forecast risks associated with development in new geographic regions;

•                  tenants may not lease space at the quantity or rental rate levels projected;

•                  demand for our development project may decrease prior to completion, including due to competition from other developments; and

•                  lease rates and rents at newly developed properties may fluctuate based on factors beyond our control, including market and economic conditions.

If our investments in development projects do not yield anticipated returns for any reason, including those set forth above, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

We currently have, and may in the future make, investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We currently have, and may in the future make, co-investments with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for the management of the affairs of a property, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:

•                  our joint venture partners may make management, financial and operating decisions with which we disagree or that are not in our best interest;

•                  we may be prevented from taking actions that are opposed by our joint venture partners;

•                  our ability to transfer our interest in a joint venture to a third party may be restricted;

•                  our joint venture partners might become bankrupt or fail to fund their share of required capital contributions which may delay construction or development of a healthcare related facility or increase our financial commitment to the joint venture;

•                  our joint venture partners may have business interests or goals with respect to the healthcare related facility that conflict with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management or disposition of the healthcare related facility;

•                  disputes may develop with our joint venture partners over decisions affecting the healthcare related facility or the joint venture which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business and possibly disrupt the daily operations of the healthcare related facility; and

•                  we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

Joint venture investments involve risks that may not be present with other methods of ownership. In addition to those risks identified above, our partners might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partners, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partners may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In the future, in certain instances, we or our partners may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partners’ interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

RIDEA and operating properties.

We may invest in hospitals or other providers that are tenants of our properties, structured, where applicable, in compliance with RIDEA or other applicable REIT laws or regulations. If so, we will be exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in patient volume and occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation; the availability and increases in cost of labor (as a result of unionization or otherwise) and other risks applicable to operating businesses. Any one or a combination of these factors may adversely affect our revenue and operations.

We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenue does not increase, which could cause our results of operations to be adversely affected.

Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-let space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws, interest rate levels and the availability of financing. Certain costs associated with real estate investments may not be reduced even if a healthcare related facility is not fully occupied or other circumstances cause our revenues to decrease. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our initial properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a healthcare related facility. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry and which would expose us to an increased risk of loss. As a result, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Environmental compliance costs and liabilities associated with owning, leasing, developing and operating our properties may affect our results of operations.

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenants of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such property. In addition to these costs, the past or present owner or tenant of a property from which a release emanates could be liable for any personal injury or property damage that results from such releases, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such property or to borrow by using such property as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we incur substantial costs to comply with these environmental laws or we are held liable under these laws, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our healthcare properties, or restrict certain further renovations of the buildings, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature which could result in substantial capital expenditures. We have not conducted a detailed audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other related legislation, then we would be required to incur additional costs to bring the facility into compliance. If we incur substantial costs to comply with the ADA or other related legislation, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Acquiring outstanding mortgages or other debt secured by a healthcare related facility or land suitable for development as a healthcare related facility may expose us to risks of costs and delays in acquiring the underlying property.

We may decide to acquire outstanding mortgages or other debt secured by a healthcare related facility or land suitable for development as a healthcare related facility from lenders and investors if we believe we can ultimately foreclose or otherwise acquire ownership of the underlying property in the near-term through foreclosure, deed-in-lieu of foreclosure or other means. However, if we do acquire such debt, borrowers may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the mortgage or other debt that we acquire is in default.

We have now, and may have in the future, exposure to contingent rent escalators, which can hinder our growth and profitability.

We receive a significant portion of our revenues by leasing our assets under long-term triple net leases in which the rental rate is generally fixed with annual escalations. Leases in the future may contain escalators contingent upon the achievement of specified revenue parameters or based on changes in the Consumer Price Index. If, as a result of weak economic conditions or other factors, the revenues generated by our triple net leased properties do not meet the specified parameters or the Consumer Price Index does not increase, our growth and profitability will be hindered by these leases.

We may not be able to maintain or expand our relationships with our existing and future hospital and healthcare delivery system clients.

The success of our business depends, to a large extent, on our current and future relationships with hospital and healthcare delivery system clients. We invest a significant amount of time to develop, maintain and be responsive to these relationships, and our relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management and projects, with both new and existing clients. If our relationships with hospital or health system clients deteriorate, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition and development opportunities or other advisory, property management and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.

Sequestration and legislation to address the federal government’s projected operating deficit could have a material adverse effect on our tenants’ liquidity, financial condition or results of operations.

Deficit reduction legislation generally referred to as “Sequestration” took effect in 2013, including a 2% reduction in Medicare reimbursement to hospitals and other Medicare providers. President Obama and members of the U.S. Congress have recently proposed various spending cuts and tax reform initiatives to reduce the federal government’s projected operating deficit. Some of these initiatives could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Although the President has signed legislation to fund the federal government through September 2014, future federal legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on our tenants’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us.

Our investments in real estate-related investments will be subject to the risks typically associated with real estate, which may have a material effect on your investment.

Our loans held for investment generally will be directly or indirectly secured by a lien on real property, or the equity interests in an entity that owns real property, that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at or above the levels existing on the dates of origination of those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments in mortgage-related securities, collateralized debt obligations and other real estate-related investments (including potential investments in real property) may be similarly affected by real estate property values. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•                  natural disasters, such as hurricanes, earthquakes and floods;

•                  acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•                  adverse changes in national and local economic and real estate conditions;

•                  an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•                  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•                  costs of remediation and liabilities associated with environmental conditions affecting properties; and the potential for uninsured or underinsured property losses.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as property taxes, operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of the borrowers to pay their loans, as well as on the value that we can realize from assets we own or acquire.

Our investments in, or originations of, senior debt or mezzanine debt will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

We may invest in, or originate, senior debt or mezzanine debt. These investments will involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities may not be collateralized and also may be subordinated to the entity’s other obligations. We are likely to invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments also will subject us to the risks inherent with real estate investments referred to previously, including:

•                  risks of delinquency and foreclosure, and risks of loss in the event thereof;

•                  the dependence upon the successful operation of, and net income from, real property;

•                  risks generally incident to interests in real property; and

•                  risks specific to the type and use of a particular property.

These risks may adversely affect the value of our investments and the ability of our borrowers to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

Our independent registered public accountants have reported to us that, at December 31, 2012, we had material weaknesses in our internal control over financial reporting.

In connection with the audit of the combined financial statements of our Predecessor for the year ended December 31, 2012, our independent registered public accountants identified a material weakness deficiency in our internal control over financial reporting. A “deficiency” in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the combined financial statements will not be prevented or detected on a timely basis.

The issues identified by our independent registered public accountants related to the timing of data collection from our property managers, resulting in a limited amount of review of this financial information by our Predecessor’s management, and a recommendation to adopt formal procedures and process to identify potential impairment issues of the Predecessor’s properties. We have already taken steps to address these data collection and controls with our property managers, implement formal procedures and processes to adequately review this financial information, and will have a formal procedure and process to identify potential impairment issues, if any, with our properties going forward.

Material weaknesses and significant deficiencies that may be identified in the future will need to be addressed as part of the evaluation of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, which will not apply to us until our annual report on Form 10-K for the year ending December 31, 2014.

Risks Related to the Healthcare Industry

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

The Affordable Care Act will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of the Affordable Care Act are significant and will be implemented in a phased approach that began in 2010. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

Many states also regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner.

Failure to comply with these laws and regulations could adversely affect us directly and our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our shareholders.

The healthcare industry is currently experiencing, among other things:

•                  changes in the demand for and methods of delivering healthcare services;

•                  changes in third party reimbursement methods and policies;

•                  consolidation and pressure to integrate within the healthcare industry through acquisitions and joint ventures; and

•                  increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their lease.

Sources of revenue for our tenants typically include the U.S. federal Medicare program, state Medicaid programs, private insurance payors and health maintenance organizations. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. The Congressional Budget Office, or CBO, estimates the reductions required by the Affordable Care Act over the next ten years will include $415 billion in cuts to Medicare fee-for-service payments, the majority of which will come from hospitals, and that some hospitals will become insolvent as a result of the reductions. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers.

The slowdown in the United States economy has negatively affected state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses.

Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Our tenants and our company are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

These laws include without limitation:

•                  the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any federal or state healthcare program patients;

•                  the Federal Physician Self-Referral Prohibition (commonly called the “Stark Law”), which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•                  the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs;

•                  the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and

•                  state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare properties, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our healthcare properties. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us, and we could be subject to healthcare industry violations.

As is typical in the healthcare industry, our tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare properties and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our shareholders and the trading price of our common shares. We could also be subject to costly government investigations or other enforcement actions which could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our shareholders and the trading price of our common shares.

Risks Related to the Real Estate Industry

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions as well as the value of our initial properties. These events include, but are not limited to:

•                  vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options;

•                  inability to collect rent from tenants;

•                  competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional investment funds;

•                  reductions in the level of demand for healthcare properties and changes in the demand for certain healthcare-related properties;

•                  increases in the supply of medical office space;

•                  increases in expenses associated with our real estate operations, including, but not limited to, insurance costs, third party management fees, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and restrictions on our ability to pass such expenses on to our tenants; and

•                  changes in, and changes in enforcement of, laws, regulations and governmental policies associated with real estate, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, such as the recent U.S. economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations, cash flow, per share trading price of our common shares and ability to satisfy our debt service obligations and to make distributions to our shareholders could be adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of any of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any of our properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of any of our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have an adverse effect on our business, financial condition, results of operations, or ability to make distributions to our shareholders and the trading price of our common shares.

Uncertain market conditions could cause us to sell our healthcare properties at a loss in the future.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and our board of trustees may exercise their discretion as to whether and when to sell a healthcare related facility, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our healthcare properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare properties, we may not be able to sell our properties at a profit in the future or at all. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare properties at inopportune times which could result in us selling the affected property at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare property could adversely impact our ability to make debt payments and distributions to our shareholders.

Our assets may be subject to impairment charges.

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations and fund from operations (“FFO”) in the period in which the impairment charge is recorded.

Our mezzanine loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

We have originated (in connection with a forward purchase or option to purchase contract or otherwise) a mezzanine loan or other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such mezzanine loans. If a borrower defaults on such mezzanine loans or debt senior to our loan, or in the event of a borrower bankruptcy, the mezzanine loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some mezzanine loans. As a result, we may not recover some or all of our initial expenditure. Such mezzanine loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

Risks Related to Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.

As of December 31, 2013, we had approximately $42.8 million of mortgage debt on individual properties and have incurred additional debt since December 31, 2013 and expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

•                  our cash flow may be insufficient to meet our required principal and interest payments;

•                  we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•                  we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•                  because a portion of our debt bears, or is expected to bear, interest at variable rates, an increase in interest rates could materially increase our interest expense;

•                  we may fail to effectively hedge against interest rate volatility

•                  we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms if we are able to do so at all

•                  after debt service, the amount available for distributions to our shareholders is reduced;

•                  our leverage could place us at a competitive disadvantage compared to our competitors who have less debt;

•                  we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•                  we may default on our obligations and the lenders or mortgagees may foreclose on our initial properties that secure their loans and receive an assignment of rents and leases;

•                  we may violate financial covenants contained in our various loan documents which would cause a default on our obligations, giving lenders various remedies, including increased interest rates, foreclosure and liability for additional expenses;

•                  we may inadvertently violate non-financial restrictive covenants in our loan documents, such as covenants that require us to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate our debt obligations; and

•                  our default under any of our mortgage loans with cross-default or cross-collateralization provisions could result in default on other indebtedness and result in the foreclosures of other properties.

The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

We rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we are required, among other things, to distribute each year to our shareholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of our common shares. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2013, our indebtedness represented approximately 14.6% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.

As of December 31, 2013, we had approximately $4.5 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our senior secured revolving credit facility since December 31, 2013 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Our ability to issue equity to expand our business will depend, in part, upon the market price of our common shares, and our failure to meet market expectations with respect to our business could negatively affect the market price of our common shares and thereby limit our ability to raise capital.

The availability of equity capital to us will depend, in part, upon the market price of our common shares which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•                  the extent of investor interest;

•                  our ability to satisfy the distribution requirements applicable to REITs;

•                  the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•                  our financial performance and that of our tenants;

•                  analyst reports about us and the REIT industry;

•                  general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common shares to demand a higher annual yield from future distributions;

•                  a failure to maintain or increase our dividend which is dependent, in large part, upon FFO which, in turn, depends upon increased revenue from additional acquisitions and rental increases; and

•                  other factors such as governmental regulatory action and changes in REIT tax laws.

Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common shares and, as a result, the cost and availability of equity capital to us.

Risks Related to Our Formation and Structure

We did not use third party appraisals of our initial properties to determine the consideration paid in the formation transactions. As a result, the value of the consideration paid for our initial properties in the formation transactions may exceed their aggregate fair market value.

We did not use third party appraisals or obtain any independent third party valuations or fairness opinions in establishing the consideration paid for our initial properties contributed to us in connection with our formation transactions. Our operating partnership issued OP units and assumed certain indebtedness secured by the initial properties in exchange for the contribution of the initial properties. The total value of the consideration issued in exchange for the contribution of ownership interests in the initial properties may have exceeded the fair market value of such assets. Upon a sale of any of the initial properties, we may not realize the value that we attributed to such property at the time of our IPO.

We may have assumed unknown liabilities in connection with the formation transactions which could result in unexpected liabilities and expenses.

As part of the acquisition of our initial properties, we (through our operating partnership) received certain assets or interests in certain assets subject to existing liabilities, some of which may be unknown to us. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to this report (including those that had not been asserted or threatened prior to this report), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. Our recourse with respect to such liabilities may be limited. Depending upon the amount or nature of such liabilities, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our shares may be adversely affected.

Our title insurance policies may not cover all title defects.

Each of our properties is insured by a title insurance policy. We did not, however, obtain new owner’s title insurance policies in connection with the acquisition of all of our initial properties in the formation transactions. In some instances, these title insurance policies are effective as of the time of the initial acquisition or later refinancing of the relevant property by the prior owner of such property. For such properties, it is possible that there may be title defects that have arisen since such acquisition or refinancing for which we will have no title insurance coverage. If there were a material title defect related to any of our properties that is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property.

We did not obtain new Phase I environmental site assessments for our initial properties in connection with our formation transactions, and the assessments our Predecessor obtained before their acquisition of these properties do not provide assurance that we will not be exposed to environmental liabilities at our initial properties.

We did not obtain new Phase I environmental site assessments with respect to all of our initial properties in connection with the formation transactions. No assurances can be given that any of the prior Phase I environmental site assessments previously obtained by the prior owner identify all environmental conditions impacting the properties because material environmental conditions may have developed since the Phase I environmental site assessments were conducted. The Phase I environmental site assessments are also of limited scope and do not include comprehensive asbestos, lead-based paint or lead in drinking water assessments. Therefore, the initial properties developed earlier than 1989 may contain such hazardous substances. Comprehensive mold and radon assessments also were not conducted and some of the initial properties were identified in areas with radon levels above action levels for residential buildings by the Environmental Protection Agency. We also cannot guarantee that a prior owner or tenant of our initial properties or that an adjacent property owner has not created a material environmental condition that is unknown to us or that there are no other unknown material environmental conditions as to any one or more of our initial properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may arise in the future. The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

We have no direct operations and rely upon funds received from our operating partnership to meet our obligations.

We conduct substantially all of our operations through our operating partnership. As of December 31, 2013, we owned approximately 85.3% of the OP units of our operating partnership and apart from this ownership interest, we will not have any independent operations. As a result, we rely upon distributions from our operating partnership to pay any distributions that we might declare on our common shares. We also rely upon distributions from our operating partnership to meet our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might make distributions to us not equal to the tax on such allocated taxable income). Shareholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our shareholders will be satisfied only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

The Jumpstart Our Business Startups Act, or the “JOBS Act” contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

•                  provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404;

•                  comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;

•                  comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•                  comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise;

•                  provide certain disclosure regarding executive compensation required of larger public companies; or

•                  hold shareholder advisory votes on executive compensation.

We cannot predict if investors will find our common shares less attractive because we will not be subject to the same reporting and other requirements as other public companies. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares, the per share trading price of our common shares could decline and may be more volatile.

We incur new costs as a result of becoming a public company, and such costs may increase if and when we cease to be an “emerging growth company.”

As a public company, we incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate theses costs with any degree of certainty. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

We will be subject to the requirements of the Sarbanes-Oxley Act of 2002.

As long as we remain an emerging growth company, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act of 2002. See “Part I, Item 1A. Risk Factors — We are an ‘emerging growth company,’ and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.”

However, after we are no longer an emerging growth company under the JOBS Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of December 31 subsequent to the period covered by this report. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per share trading price of our common shares.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Thomas, our President and Chief Executive Officer, Mr. Sweet, our Executive Vice President and Chief Investment Officer, Mr. Lucey, our Senior Vice President—Principal Accounting and Reporting Officer and Mr. Theine, our Senior Vice President of Asset and Investment Management. We do not maintain key person life insurance on any of our officers. Our ability to continue to acquire and develop healthcare properties depends upon the significant relationships that our senior management team has developed over many years.

Although we have entered into employment agreements with Messrs. Thomas, Sweet, Lucey and Theine, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our senior management team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

Our use of OP units as currency to acquire properties could result in shareholder dilution and/or limit our ability to sell such properties, which could have a material adverse effect on us.

We may continue to acquire some properties or portfolios of properties through tax deferred contribution transactions in exchange for OP units, which may result in shareholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions.

We may pursue less vigorous enforcement of the terms of the contribution and other agreements because of conflicts of interest with certain of our officers and trustees, and the terms of those agreements may be less favorable to us than they might otherwise be in an arm’s-length transaction.

The contribution agreements relating to the contribution to our operating partnership of the indirect interests in certain properties and assets comprising our initial properties, contain very limited representations and warranties and have no express indemnification rights in the event of a breach of those agreements. In addition, we have entered into a shared services agreement with Ziegler pursuant to which Ziegler provides certain support services to us, including providing office space and administrative support, accounting support, information technology services, which include hosting and maintaining a separate and secure website, email service and other software necessary to operate our business. Furthermore, Mr. Sweet, our Executive Vice President and Chief Investment Officer previously served as an officer of the Ziegler Funds. Further, Mr. Baumgartner, one of our trustees, is an officer with Ziegler and will have a conflict with respect to any matters that require consideration by our board of trustees that occur between us and Ziegler. Even if we have actionable rights, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements or under other agreements we may have with these parties, including employment agreements, because of our desire to maintain positive relationships with the individuals who are parties to these agreements.

Conflicts of interest could arise as a result of our UPREIT structure.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our trustees and officers have duties to us under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties, as general partner, to our operating partnership and its limited partners may come into conflict with the duties of our trustees and officers.

Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

Additionally, the partnership agreement expressly limits our liability by providing that we, as the general partner of the operating partnership, and our trustees and officers are not be liable or accountable in damages to our operating partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if we or our trustees of officers acted in good faith. In addition, our operating partnership is required to indemnify us, our affiliates and each of our respective officers and trustees, to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the operating partnership, provided that our operating partnership will not indemnify any such person for (1) acts or omissions committed in bad faith or that were the result of active and deliberate dishonesty, (2) any transaction for which such person received an improper personal benefit in money, property or services, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement.

Our declaration of trust restricts the ownership and transfer of our outstanding shares of beneficial interest which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than our initial REIT taxable year. Subject to certain exceptions, our declaration of trust prohibits any shareholder from owning beneficially or constructively more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of any class or series of our shares of beneficial interest and to be subject to our declaration of trust’s ownership limit. Our declaration of trust also prohibits, among other prohibitions, any person from owning our shares of beneficial interest that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our beneficial interest in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

Certain provisions of Maryland law could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law, or MGCL, applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•                  “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our shares at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes certain minimum price and/or supermajority shareholder voting requirements on these combinations; and

•                  “control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with all other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the statute, our board of trustees has by resolution exempted any business combination between us and any other person from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of trustees (including a majority of trustees who are not affiliates or associates of such person). In addition, our bylaws contain a provision exempting any and all acquisitions of our shares from the control share provisions of the MGCL. However, our board of trustees may at any time alter or repeal the resolution exempting certain businesses from the business combination provisions of the MGCL and we may at any time amend or eliminate the provision of our bylaws exempting acquisitions of our shares from the control share provisions of the MGCL.

Certain provisions of the MGCL permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price. Pursuant to our declaration of trust, we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of trustees.

We could increase the number of authorized shares, classify and reclassify unissued shares and issue shares without shareholder approval.

Our board of trustees, without shareholder approval, has the power under our declaration of trust to amend our declaration of trust to increase or decrease the aggregate number of shares or the number of shares of any class or series that we are authorized to issue, and to authorize us to issue authorized but unissued common shares or preferred shares. In addition, under our declaration of trust, our board of trustees has the power to classify or reclassify any unissued common or preferred shares into one or more classes or series of shares and set or change the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common shares or preferred shares with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common shares. Although our board of trustees has no such intention at the present time, it could establish a class or series of preferred shares that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interests.

We may change our business, investment and financing strategies without shareholder approval.

We may change our business, investment and financing strategies without a vote of, or notice to, our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, we may in the future increase the use of leverage at times and in amounts that we, in our discretion, deem prudent, and such decision would not be subject to shareholder approval. Furthermore, our board of trustees may determine that healthcare properties do not offer the potential for attractive risk-adjusted returns for an investment strategy. Changes to our strategies with regards to the foregoing could adversely affect our financial condition, results of operations and our ability to make distributions to our shareholders.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event that we take certain actions which are not in your best interests.

Our declaration of trust eliminates the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•                  actual receipt of an improper benefit or profit in money, property or services; or

•                  active and deliberate dishonesty by the trustee or officer that was established by a final judgment and is material to the cause of action adjudicated.

Our declaration of trust authorizes us to indemnify our present and former trustees and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws obligate us to indemnify each present and former trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our trustee and officers. We have also entered into indemnification agreements with our officers and trustees granting them express indemnification rights. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies.

Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our shareholders. Our declaration of trust provides that a trustee may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of trustees. Vacancies may be filled only by a majority of the remaining trustees in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in control of our company that is in the best interests of our shareholders.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our operating partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some shareholders might consider such proposals, if made, desirable. These provisions include, among others:

•                  redemption rights;

•                  a requirement that we may not be removed as the general partner of our operating partnership without our consent;

•                  transfer restrictions on OP units;

•                  our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners; and

•                  the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common shareholders.

Our declaration of trust and bylaws, Maryland law and the partnership agreement of our operating partnership also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interest.

Compensation awards to our management may not correlate to or correspond with our financial results or share price.

The compensation, nominating and governance committee of our board of trustees is responsible for overseeing our compensation and employee benefit plans and practices, including our incentive compensation and equity-based compensation plans. Our compensation, nominating and governance committee has significant discretion in structuring compensation packages and may make compensation decisions based upon any number of factors. As a result, compensation awards may not correlate to or correspond with our financial results or the share price of our common shares. We may give bonuses, grant equity awards and otherwise highly compensate our management even if we are performing poorly.

Our operating partnership may issue additional OP units to third parties without the consent of our shareholders, which would reduce our ownership percentage in our operating partnership and could have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our shareholders.

As of December 31, 2013, we owned 85.3% of the outstanding partnership interests in our operating partnership. Our operating partnership may, in connection with our acquisition of properties or otherwise, issue additional OP units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our shareholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Risks Related to Our Qualification and Operation as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•                  we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•                  we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•                  unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our shares of beneficial interest. See “Part I, Item 1. Business - Taxation”  for a discussion of material U.S. federal income tax consequences relating to us and our common shares.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any taxable REIT subsidiary, or “TRS,” that we may form would be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to shareholders.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than Foreclosure Property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through any TRS that we may form, which would be subject to federal and state income taxation.

We may pay taxable dividends in our common shares and cash, in which case shareholders may sell our common shares to pay tax on such dividends, placing downward pressure on the market price of our common shares.

We may distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in shares as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS issued a revenue procedure creating a temporary safe harbor that authorized publicly traded REITs to make elective cash/share dividends, but that temporary safe harbor has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common shares.

If we made a taxable dividend payable in cash and common shares, taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. If we made a taxable dividend payable in cash and our common shares and a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares. We do not currently intend to pay taxable dividends using both our common shares and cash, although we may choose to do so in the future.

The ability of our board of trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our declaration of trust provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

Any ownership of a TRS we may form in the future will be subject to limitations and our transactions with a TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, we will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% REIT subsidiaries limitation or to avoid application of the 100% excise tax.

The formation of a TRS lessee would increase our overall tax liability.

We may, in the future, form one or more TRS lessees to lease “qualified health care properties” from us. Any TRS lessee we may form would be subject to federal and state income tax on its taxable income, which would consist of the revenues from the qualified health care properties leased by the TRS lessee, net of the operating expenses for such properties and rent payments to us. Accordingly, although our ownership of a TRS lessee would allow us to participate in the operating income from our properties leased to the TRS lessee on an after tax basis in addition to receiving rent, that operating income would be fully subject to federal and state income tax. The after-tax net income of a TRS lessee would be available for distribution to us.

If leases of our properties are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by third party lessees and any TRS lessee that we may form in the future pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

If a TRS lessee failed to qualify as a TRS or the facility operators engaged by a TRS lessee did not qualify as “eligible independent contractors,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

Rent paid by a lessee that is a “related party tenant” of ours would not be qualifying income for purposes of the two gross income tests applicable to REITs. We may, in the future, lease certain of our properties that qualify as “qualified health care properties” to a TRS lessee. So long as that TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by an independent facility operator that qualifies as an “eligible independent contractor.” We would seek to structure any future arrangements with a TRS lessee such that the TRS lessee would qualify to be treated as a TRS for federal income tax purposes, but there can be no assurance that the IRS would not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying a TRS lessee from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes.

Additionally, if the facility operators engaged by a TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the facility operators that would enter into a management contract with any TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by such a TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor a facility operator must not own, directly or indirectly, more than 35% of our outstanding shares and no person or group of persons can own 35% or more of our outstanding shares and more than 35% of the ownership interests of the facility operator, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we would monitor ownership of our shares by any facility operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

You may be restricted from acquiring or transferring certain amounts of our common shares.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit and other restrictions on ownership and transfer of our shares contained in our declaration of trust may inhibit market activity in our shares of beneficial interest and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year after 2013, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares of beneficial interest at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of beneficial interest under this requirement. Additionally, at least 100 persons must beneficially own our shares of beneficial interest during at least 335 days of a taxable year for each taxable year after 2013. To help insure that we meet these tests, our declaration of trust restricts the acquisition and ownership of shares of our beneficial interest.

Our declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest. Our board of trustees may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the number or value of our outstanding shares would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of trustees determines that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

If our operating partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

The failure of a mezzanine loan, including the Mezzanine Loan, to qualify as a real estate asset could adversely affect our ability to maintain our qualification as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the federal income tax asset and income tests applicable to REITs, the loan must be secured by real property. We may originate (in connection with a forward purchase or option to purchase contract) or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest, including the Mezzanine Loan, would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

Furthermore, if we participate in any appreciation in value of real property securing a mortgage loan and the IRS characterizes such “shared appreciation mortgage” as equity rather than debt, for example, because of a large interest in cash flow of the borrower, we may be required to recognize income, gains, and other items with respect to the real property for U.S. federal income tax purposes. This could affect our ability to qualify as a REIT.

We may be unable to make distributions which could result in a decrease in the market price of our common shares.

While we expect to make regular quarterly distributions to the holders of our common shares, if sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than expected, or if such cash available for distribution decreases in future periods from expected levels, our inability to make distributions could result in a decrease in the market price of our common shares.

All distributions will be made at the discretion of our board of trustees and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time to time. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common shares.

The consolidated and combined financial statements of our Predecessor may not be representative of our financial statements as an independent public company.

The consolidated and combined financial statements of our Predecessor that are included in this report do not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods presented. Furthermore, this financial information is not necessarily indicative of what our results of operations, financial position or cash flows will be in the future. It is not possible for us to accurately estimate all adjustments needed to reflect all the significant changes that may occur in our future cost structure, funding and operations. See “Part I, Item 6. Selected Financial Data,” “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I. Item 8. Financial Statements and Supplementary Data.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Properties

The table below provides a summary of the 27 properties in our portfolio as of December 31, 2013:

PROPERTY	PROPERTY LOCATION	YEAR BUILT	% OWNED	NET LEASABLE SQUARE FOOTAGE	% LEASED	ANNUALIZED BASE RENT(1)	ANNUALIZED BASE RENT PER LEASED SQUARE FOOT	HEALTHCARE DELIVERY SYSTEM AFFILIATION	PRINCIPAL TENANTS

Arrowhead Commons	Phoenix, AZ	2004	100.0%	12,800	100.0%	$317,936	$24.84	N/A	Paseo Family Physicians
Aurora Medical Office Building	Green Bay, WI	2010	100.0%	9,112	100.0%	$191,352	$21.00	Aurora Health Care	Aurora Health Care
Austell Medical Office Building	Atlanta, GA	1971	100.0%	14,598	78.5%	$177,101	$15.45	N/A)	N/A
Canton Medical Office Building	Atlanta, GA	1994	50.0%	38,098	100.0%	$817,225	$21.45	Medical Associates of North Georgia	Medical Associates of North Georgia
Decatur Medical Office Building	Atlanta, GA	1974	100.0%	13,300	100.0%	$336,365	$25.29	N/A	Georgia Urology, P.A.
El Paso Medical Office Building	El Paso, TX	1987	100.0%	21,777	100.0%	$364,545	$16.74	HCA	HCA—Del Sol Medical Center
Farmington Professional Pavilion	Detroit, MI	1972	100.0%	21,338	62.7%	$200,061	$14.95	Botsford Hospital	Botsford Hospital, Farmington Dermatology
Firehouse Square	Milwaukee, WI	2002	100.0%	17,265	100.0%	$392,760	$22.75	Aurora Health Care	Aurora Health Care
Hackley Medical Center	Grand Rapids, MI	1968	100.0%	44,089	85.9%	$673,734	$17.78	Trinity Health	Hackley Hospital, Port City Pediatrics
Ingham Regional Medical Center	Lansing, MI	1994	100.0%	26,783	0.0%	—	—	N/A	N/A
MeadowView Professional Center	Kingsport, TN	2005	100.0%	64,200	100.0%	$1,299,930	$20.25	Holston Medical Group	Holston Medical Group
Mid Coast Hospital Medical Office Building	Portland, ME	2008	66.3%	44,677	100.0%	$1,175,640	$26.31	Mid Coast Hospital	Mid Coast Hospital
New Albany Professional Building	Columbus, OH	2000	100.0%	17,213	71.2%	$219,621	$17.93	N/A	Rainbow Pediatrics
Northpark Trail	Atlanta, GA	2001	100.0%	14,223	46.9%	$87,222	$13.07	N/A	Georgia Urology, P.A.
Remington Medical Commons	Chicago, IL	2008	100.0%	37,240	78.1%	$648,933	$22.32	Adventist	Fresenius Dialysis, Gateway Spine and Pain
Stonecreek Family Health Center	Columbus, OH	1996	100.0%	20,329	34.9%	$116,001	$16.37	N/A	Pediatric Associates
Summerfield Square	Tampa, FL	2005	100.0%	2,000	0.0%	—	—	N/A	N/A
Summit Healthplex	Atlanta, GA	2002	100.0%	67,334	100.0%	$1,947,909	$28.93	Piedmont	Georgia Bone and Joint, Piedmont Hospital
Valley West Hospital Medical Office Building	Chicago, IL	2007	100.0%	37,672	98.8%	$778,602	$20.92	Kish Health System	Valley West Hospital, Midwest Orthopedics
Central Ohio Neurosurgical Surgeons Medical Office	Columbus, OH	2007	100.0%	38,891	100.0%	$833,356	$21.43	N/A	CONS
Crescent City Surgical Centre	New Orleans, LA	2010	100.0%	60,000	100.0%	$3,000,000	$50.00	Crescent City Surgical Centre	Crescent City Surgical Centre
East El Paso Medical Office Building	El Paso, TX	2004	99.0%	41,007	100.0%	$574,098	$14.00	Foundation Healthcare Inc.	EEPPMC Partners, LLC
East El Paso Surgical Hospital	El Paso, TX	2004	99.0%	77,000	100.0%	$3,282,377	$42.63	Foundation Healthcare Inc.	East El Paso Physicians Medical Center, LLC
Foundation Surgical Affiliates Medical Office Building	Oklahoma City, OK	2004	99.0%	52,000	100.0%	$1,248,000	$24.00	Foundation Healthcare Inc.	Foundation Surgical Affiliates
LifeCare Plano LTACH	Plano, TX	1987	100.0%	75,442	100.0%	$1,425,000	$18.89	LifeCare Hospitals	LifeCare Hospitals of North Texas
Pensacola Medical Office Building	Pensacola, FL	2012	100.0%	20,319	100.0%	$633,226	$31.39	N/A	N/A
Great Falls Ambulatory Surgery Center	Great Falls, MT	1999	100.0%	12,636	100.0%	$340,200	$26.92	N/A	Great Falls Clinic Surgery Center LLC
PORTFOLIO TOTAL/WEIGHTED AVERAGE				901,343	91.1%	$21,113,369	$23.42

(1)                   Calculated by multiplying (a) base rent payments for the month ended December 31, 2013, by (b) 12.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our properties owned as of December 31, 2013 for the periods indicated.

	NUMBER OF LEASES EXPIRING	NET RENTABLE SQUARE FEET	PERCENTAGE OF NET RENTABLE SQUARE FEET:	ANNUALIZED RENT(1)	PERCENTAGE OF ANNUALIZED RENT	ANNUALIZED RENT LEASED SQUARE FOOT(2)
2014	10	29,141	3.2%	$650,000	3.1%	$22.31
2015	4	12,916	1.4%	$162,990	0.8%	$12.62
2016	8	43,201	4.8%	$871,814	4.1%	$20.18
2017	6	50,724	5.6%	$1,037,850	4.9%	$20.46
2018	12	129,994	14.4%	$2,709,373	12.8%	$20.84
2019	7	84,157	9.3%	$1,754,714	8.3%	$20.85
2020	1	5,076	0.6%	$91,019	0.4%	$17.93
2021	4	18,372	2.0%	$407,529	1.9%	$22.18
2022	2	10,459	1.2%	$200,453	0.9%	$19.17
2023	1	52,000	5.8%	$1,248,000	5.9%	$24.00
Thereafter	21	383,255	42.5%	$11,970,628	56.7%	$31.23
Month to month	1	1,600	0.2%	$9,000	0.0%	$5.63
Vacant	22	80,448	8.9%	—	—	—

Total/ Weighted average	99	901,343	100.0%	$21,113,370	100.0%	$25.72

(1)                                 Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2013, by (b) 12.

(2)                                 Annualized rent leased square foot is calculated by dividing (a) annualized rent as of December 31, 2013, by (b) square footage under commenced leases as of December 31, 2013.

Tenants

As of December 31, 2013, our properties were 91.1% leased to 65 tenants, with 10 tenants leasing space pursuant to more than one lease or occupying more than one building. No single tenant accounts for more than 15.6% of our total annualized rent as of December 31, 2013.

The following table sets forth certain information about the 10 largest tenants in our portfolio based on total annualized rent as of December 31, 2013.

TENANT	# OF PROPERTIES	PROPERTY	PROPERTY LOCATION	LEASE EXPIRATION	LEASED SQUARE FEET	ANNUALIZED BASE RENT(1)	% OF TOTAL PORTFOLIO ANNUALIZED BASE RENT(2)
East El Paso Physicians Medical Center, LLC	1	East El Paso Surgical Center	El Paso, TX	08/31/2028	77,000	$3,282,377	15.55%
Crescent City Surgical Centre	1	Crescent City Surgical Centre	New Orleans, LA	9/30/2028	60,000	3,000,000	14.21%
LifeCare Hospitals of North Texas	1	LifeCare Plano Hospital	Plano, TX	12/31/2022	75,442	1,425,000	6.75%
Foundation Surgical Affiliates	1	Foundation Medical Office Building	Oklahoma City, OK	9/30/2023	52,000	1,248,000	5.91%
Holston Medical Group	1	Meadowview Professional Center	Kingsport, TN	12/31/2019; 3/31/2020	36,977	895,498	4.24%
Medical Associates of North Georgia	1	Canton Medical Office Building	Atlanta, GA	5/30/2017	38,098	817,225	3.87%
Central Ohio Neurosurgical Surgeons	1	Central Ohio Neurosurgical Surgeons Medical Office Building	Columbus, OH	10/31/2028	38,891	807,476	3.86%
Mid Coast Hospital	1	Mid Coast Hospital Medical Office Building	Portland, ME	5/31/2018	28,203	742,129	3.51%
Georgia Bone and Joint	1	Summit Healthplex	Atlanta, GA	7/20/2028	21,388	588,974	2.79%
Aurora Healthcare	2	Firehouse Square; Aurora Medical Office Building	Milwaukee, WI; Green Bay, WI	3/31/2018; 1/31/2026	26,377	584,112	2.77%
Total						$13,390,790	63.42%

(1)                   Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2013, multiplied by 12.

(2)                   Calculated as annualized base rent for such tenant as of December 31, 2013 divided by annualized base rent for the total portfolio as of December 31, 2013.

Before entering into a lease and during the lease term, we seek to manage our exposure to significant tenant credit issues. In most instances, we seek to obtain tenant financial information, including credit reports, financial statements and tax returns. Pursuant to our shared services agreement with Ziegler, we have access to Ziegler’s proprietary credit research which tracks quarterly financial data on over 500 healthcare organizations. Where appropriate, we seek to obtain financial commitments in the form of letters of credit and security deposits from tenants. On an ongoing basis, we monitor accounts receivable and payment history for both tenants and properties and seek to identify any credit concerns as quickly as possible. In addition, we keep in close contact with our tenants in an effort to identify and address negative changes to their businesses prior to such adverse changes affecting their ability to pay rent to us.

Ground Leases

We lease the land upon which three of our properties (Mid Coast Hospital, Valley West Hospital and Crescent City Surgical Centre), are located from the third party land owners pursuant to the separate ground leases. The ground lease for Crescent City Surgical Centre expires on September 30, 2059. The Crescent City Surgical Centre ground lease permits us to renew or extend the ground lease for two successive fifty-year terms, subject to certain conditions. As of December 31, 2013, we were required to pay $21,668 per month under the Crescent City Surgical Centre ground lease, but the expense is paid by the tenant of the property. The ground lease for Mid Coast Hospital Medical Office Building expires on June 30, 2056. The Mid Coast Hospital Medical Office Building ground lease permits us to renew or extend the ground lease for three successive fifteen-year terms, subject to certain conditions. As of December 31, 2013, we were required to pay $225 per month under the Mid Coast Hospital Medical Office Building ground lease with no contractual increases in the monthly payment through expiration. The ground lease for Valley West Medical Office Building expires on November 30, 2082. The Valley West Medical Office Building ground lease permits us to renew or extend the ground lease for two successive fifteen-year terms, subject to certain conditions. As of December 31, 2013, we were required to pay $1,125 per month under the Valley West Medical Office Building ground lease. The rent will increase by an amount equal to $300 per year on each anniversary on the commencement date defined as December 1.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on the NYSE under the symbol “DOC.” As of March 14, 2014, we had 11 registered shareholders of record for our common shares.

The following table sets forth, for the periods indicated, the high and low sale prices of our common shares since completion of our IPO, as reported on the NYSE, and the dividends paid by us with respect to those periods.

2013	High	Low	Dividends (1)
Third quarter (commencing July 19, 2013 to September 30, 2013)	$12.74	$11.00	$0.18	(2)
Fourth quarter	$13.00	$11.05	$0.225	(3)

(1)           Dividend information is for dividends declared with respect to that quarter.

(2)           On September 30, 2013, we declared an initial, prorated quarterly dividend of $0.18 per share for the partial quarterly period from July 19, 2013 (the date of our IPO) through September 30, 2013, which was equivalent to a full quarterly dividend of $0.225 per share. The dividend was paid on November 1, 2013 to common shareholders and common OP unit holders of record on October 18, 2013, with the exception of the OP units issued in the acquisition of Crescent City Surgical Centre.

(3)           On December 30, 2013, we declared a cash dividend of $0.225 per share for the quarter ending December 31, 2013. The dividend was paid on February 7, 2014 to common shareholders and common OP unit holders of record on January 24, 2014.

It has been our policy to declare quarterly dividends to the shareholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Trustees.

Stock Performance Graph

The graph below compares the cumulative total return of our common shares, the S&P 500 and the MSCI US REIT Index (RMS), from July 19, 2013 (the date of our IPO) through December 31, 2013. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and, therefore, is relevant to an assessment of our performance.

	Period Ending
Index	07/19/13	07/31/13	08/31/13	09/30/13	10/31/13	11/30/13	12/31/13
Physicians Realty Trust	100.00	100.00	97.91	105.39	110.75	105.37	112.34
S&P 500	100.00	99.65	96.77	99.80	104.39	107.57	110.29
MSCI US REIT (RMS)	100.00	95.97	89.39	92.33	96.48	91.45	91.70

Recent Sales of Unregistered Securities

On July 24, 2013, in connection with the Formation Transactions, our operating partnership issued to the Ziegler Funds an aggregate of 2,744,000 OP Units with an aggregate value of approximately $31.6 million based on the IPO price on $11.50 per share for our common shares. The issuance of such units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D of the Securities Act. Pursuant to the partnership agreement of our operating partnership, limited partners of our operating partnership will have the right, commencing one year from the date of issuance of such units, to require our operating partnership to redeem part or all of their OP Units for cash equal to the then-current market value of an equal number of our common shares, or, at our election, for common shares on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our shares set forth in our charter.

On September 30, 2013, our operating partnership entered into a membership interest contribution agreement (the “Agreement”) with all 29 members (the “Sellers”) of Crescent City Surgical Centre Facility, LLC (the “CCSC Facility”), pursuant to which we agreed to acquire the CCSC Facility, including its single asset, a surgical center building in the New Orleans, Louisiana metropolitan area, for approximately $37.5 million. We funded the cash portion of the purchase price with proceeds of our IPO and borrowings under our senior secured revolving credit facility. In addition, our operating partnership issued 954,877, OP Units to the Sellers, which OP Units were valued at $11.5 million on the date of issuance based on a three-day average closing price of our common shares prior to closing the acquisition to the Sellers. The issuance of such OP Units was exempt from registration pursuant to Section 4(2), thereof, for transactions not involving public offering. At closing, the Sellers caused the CCSC Facility to pay off all debt incurred by it to develop the surgical center building. The surgical center building is leased to Crescent City Surgical Centre, LLC (“Crescent City Surgical”) until 2028 with initial rent equal to $3,000,000 per year, with annual rent escalations of 3%. Crescent City Surgical is also owned by the Sellers.  We closed on the acquisition of the CCSC Facility on September 30, 2013.

Use of Proceeds

July 2013, IPO

On July 24, 2013, we closed the IPO, pursuant to which we sold 10,434,782 common shares to the public at a public offering price of $11.50 per share. We raised approximately $120 million in gross proceeds, resulting in net proceeds to us of approximately $109.8 million after deducting approximately $8.4 million in underwriting discounts and approximately $1.8 million in other expenses relating to the IPO.  On August 7, 2013, the underwriters of the IPO exercised their over-allotment option to purchase an additional 1,318,815 common shares, resulting in additional net proceeds to us of approximately $14 million after deducting approximately $1.2 million in underwriting discounts.

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

Following completion of our IPO and related formation transactions through December 31, 2013, we have applied the net proceeds of the IPO, along with borrowings under our senior secured revolving credit facility and issuance of OP units, to the acquisition of the following eight healthcare properties:

Property	Location	Acquisition Date	Square Footage	Purchase Price
Surgical Hospital	El Paso, TX	August 30, 2013	77,000	$32,823,775
Medical Office Building	El Paso, TX	August 30, 2013	41.007	$7,176,225
Long Term Acute Care Specialty Hospital	Plano, TX	September 18, 2013	75,442	$18,200,000
Surgical Centre Hospital	New Orleans, LA	September 30, 2013	60,000	$37,500,000
Outpatient Care Building	Oklahoma City, OK	September 30, 2013	52,000	$15,600,000
Medical Office Building	Pensacola, FL	October 4, 2013	20,319	$6,900,000
Medical Office Building	Columbus, OH	November 27, 2013	38,891	$10,156,925
Ambulatory Surgery Center	Great Falls, MT	December 11, 2013	12,636	$4,000,000

This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus relating to the IPO.

December 2013, Public Offering

On December 11, 2013, we completed a public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued pursuant to the exercise of an option to purchase additional shares granted to the underwriters to cover over-allotments, at a price to the public of $11.50 per share. We raised approximately $109.8 million in gross proceeds, resulting in net proceeds to us of approximately $103.1 million after deducting approximately $5.8 million in underwriting discounts and approximately $0.9 million in other expenses relating to the public offering.

All of the 9,545,000 shares were sold in the public offering pursuant to our registration statement on Form S-11, as amended (File No. 333-192293), that was declared effective by the SEC on December 5, 2013. Wunderlich Securities, Inc. and KeyBanc Capital Markets Inc. served as joint book-running managers for the offering, Oppenheimer & Co. Inc. and Janney Montgomery Scott LLC served as co-lead managers for the offering, and Compass Point Research & Trading LLC, J.J.B. Hilliard, W.L. Lyons, LLC, and B.C. Ziegler and Company served as co-managers for the offering.

We contributed the net proceeds of this offering to our operating partnership in exchange for OP Units, and our operating partnership used the net proceeds received from us as described below:

•                  approximately $48.4 million to repay borrowings under our senior secured revolving credit facility, plus any amounts borrowed under the facility to fund the closing of the pending acquisitions prior to completion of this offering; and

•                  the balance for general corporate and working capital purposes, funding possible future acquisitions, including our pending acquisitions, and development activities.

We invested the net proceeds in interest-bearing accounts, money market accounts and interest-bearing securities in a manner that is consistent with our intention to qualify for taxation as a REIT. Such investments may include, for example, government and government agency certificates, government bonds, certificates of deposit, interest-bearing bank deposits, money market accounts and mortgage loan participations.

No payments were made by us to trustees, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.  We deposited the funds received in U.S. Bank NA.

This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus relating to the December 2013 public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated and combined financial statements and related notes thereto included elsewhere in this report.

We had no business operations prior to completion of the IPO and the formation transactions on July 24, 2013. As a result, the balance sheet data as of December 31, 2012 reflects the financial condition of the Predecessor and the balance sheet data as of December 31, 2013 reflects our financial condition. References in the notes to the consolidated and combined financial statements refer to Physicians Realty Trust for the period July 24, 2013, the date of completion of the IPO and the related formation transactions through December 31, 2013, and to the Predecessor for all prior periods.

Our Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial properties, we acquired on July 24, 2013 in connection with completion of our IPO and related formation transactions.

The following selected financial data have been derived from the audited combined historical financial statements of our Predecessor. The historical financial statements have been audited by Plante & Moran, PLLC, an independent registered public accounting firm whose report with respect thereto is included elsewhere in this report with the consolidated and combined balance sheets as of December 31, 2013 and 2012 and the related consolidated and combined statements of operations and cash flows for the three-year period ended December 31, 2013, and the related notes thereto.

Physicians Realty Trust and Predecessor
(In thousands, except share and per share data)

	Year Ended December 31,
	2013	Predecessor 2012	Predecessor 2011
Statement of Operations Data:
Revenues:
Rental revenues	$13,565	$9,821	$10,472
Expense recoveries	3,234	3,111	3,314
Other revenues	—	15	61
Total revenues	16,799	12,947	13,847
Expenses:
Management fees	475	951	951
General and administrative	3,214	362	301
Operating expenses	4,650	4,758	4,953
Depreciation and amortization	5,107	4,150	4,588
Loss on sale of property under development	2	228	—
Impairment losses	—	937	1,437
Acquisition expenses	1,938	—	—
Total expenses	15,386	11,386	12,230
Operating income	1,413	1,561	1,617
Other expenses/(income)
Interest expense	4,295	4,538	4,617
Change in fair value of derivatives, net	(246)	(122)	325
Net loss from continuing operations	(2,636)	(2,855)	(3,325)
Discontinued Operations
(Loss)/Income from discontinued operations	—	(198)	265
Gain on sale of discontinued investment properties	—	1,518	—
Income from discontinued operations	—	1,321	265
Net loss	(2,636)	$(1,534)	$(3,060)
Less net loss attributable to Predecessor	576
Less net loss attributable to noncontrolling interest	399
Net loss attributable to common shareholders	$(1,661)
Balance Sheet Data (as of end of period):
Assets:
Investment properties	$204,431	$94,654	$109,849
Cash and cash equivalents	56,478	2,614	1,932
Tenant receivables, net	837	682	1,034
Deferred costs, net	2,105	1,107	1,349
Lease intangibles, net	23,108	5,243	7,218
Other assets	5,901	3,292	3,628
Total assets	$292,860	$107,592	$125,010
Liabilities and Equity
Accounts payable to related parties	$—	$1,530	$1,275
Accounts payable	836	802	598
Dividends payable	5,681	—	—
Accrued expenses and other liabilities	2,288	1,031	1,087
Derivative liabilities	397	643	765
Debt	42,821	84,489	98,674
Total liabilities	52,023	88,495	102,399
Total equity	212,295	19,068	22,499
Noncontrolling interest	28,542	29	112
Total liabilities and equity	$292,860	$107,592	$125,010

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report.  As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in “Part I, Item 1A. Risk Factors” and elsewhere in this report.

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

We completed our IPO and related formation transactions on July 24, 2013, issuing 11,753,597 common shares, including shares issued upon exercise of the underwriters’ over-allotment option, and received net proceeds of approximately $123.8 million, after deducting the underwriting discounts and expenses of the IPO payable by us. We contributed the net proceeds of the IPO to our operating partnership in exchange for 11,753,597 OP Units. Our operating partnership used the net proceeds of the IPO to repay approximately $36.9 million of outstanding indebtedness related to properties in our initial portfolio and to purchase the 50% interest in the Arrowhead Common property not owned by the Ziegler Funds for approximately $850,000, after which we became the 100% owner of that property, and to pay certain expenses related to debt and transfer and our senior secured revolving credit facility.

Prior to completion of our IPO on July 24, 2013, we had no operations or assets, other than $1,000 of cash from our initial capitalization. We acquired 19 properties upon the completion of our IPO and related formation transactions on July 24, 2013. Since the completion of our IPO, we have acquired 8 additional properties containing an aggregate of 377,295 square feet. At December 31, 2013, our portfolio consisted of 27 properties located in 13 states with approximately 901,343 net leasable square feet, which were approximately 90.1% leased with a weighted average remaining lease term of approximately 9.3 years. We receive a cash rental stream from these healthcare providers under our leases. Approximately 98.4% of the annualized base rent payments from our properties as of December 31, 2013 are from triple net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. We seek to structure our triple net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 2%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2013, leases representing 3.2%, 1.4% and 4.8% of leasable square feet in our portfolio will expire in 2014, 2015 and 2016, respectively.

We did not conduct business operations prior to completion of our IPO on July 24, 2013, therefore, the financial information herein for periods prior to July 24, 2013 reflects the operations of the four healthcare real estate funds managed by Ziegler, which we refer to as the Ziegler Funds, from whom we acquired the equity interests in the 19 properties that constituted our initial properties upon completion of our IPO and formation transactions. We determined the Ziegler Funds to be our accounting predecessor. The financial information herein since July 24, 2013 reflect our operations since completion of the IPO and formation transactions and include the results of operations of the eight acquisition properties described below from the date of our acquisition.

We are a self-managed REIT and conduct our operations through our operating partnership and wholly-owned subsidiaries of our operating partnership.

We have entered into a $75 million senior secured revolving credit facility and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes. Subject to the satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility up to $250 million. On November 8, 2013, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. At December 31, 2013, we had approximately $42.8 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and had no outstanding borrowings under our senior secured revolving credit facility.

Concurrently with the completion of the IPO, we entered into a series of contribution transactions where we acquired the entities that own 19 properties that comprised our initial portfolio from the Ziegler Funds, as well as certain operating assets and liabilities, and issued to the Ziegler Funds an aggregate of 2,744,000 OP units having an aggregate value of approximately $31.6 million based on the price to the public per share in the IPO and the payment of approximately $36.9 million of debt related to such properties. In addition, at the completion of the IPO, we entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to us in exchange for an annual fee.

Following completion of our IPO and related formation transactions through December 31, 2013, we completed the acquisitions of eight healthcare properties as summarized below using proceeds from the IPO, borrowings under our senior secured revolving credit facility and issuance of OP units.

Property	Location	Acquisition Date	Square Footage	Purchase Price
Surgical Hospital	El Paso, TX	August 30, 2013	77,000	$32,823,775
Medical Office Building	El Paso, TX	August 30, 2013	41,007	$7,176,225
Long Term Acute Care Specialty Hospital	Plano, TX	September 18, 2013	75,442	$18,200,000
Surgical Centre Hospital	New Orleans, LA	September 30, 2013	60,000	$37,500,000
Outpatient Care Building	Oklahoma City, OK	September 30, 2013	52,000	$15,600,000
Medical Office Building	Pensacola, FL	October 4, 2013	20,319	$6,900,000
Medical Office Building	Columbus, OH	November 27, 2013	38,891	$10,156,925
Ambulatory Surgery Center	Great Falls, MT	December 11, 2013	12,636	$4,000,000

As partial payment of the purchase price for the hospital in New Orleans, Louisiana, described above, on September 30, 2013, we issued an aggregate of 954,877 OP Units to the sellers of that property valued at approximately $11.5 million ($12.08 per OP Unit, based on the average three-day closing price of our common shares on the NYSE prior to closing).

On December 11, 2013, we completed a public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued pursuant to the exercise of an option to purchase additional shares granted to the underwriters to cover over-allotments, at a price to the public of $11.50 per share. We raised approximately $109.8 million in gross proceeds, resulting in net proceeds to us of approximately $103.1 million after deducting approximately $5.8 million in underwriting discounts and approximately $0.9 million in other expenses relating to the public offering. We contributed the net proceeds of this offering to our operating partnership in exchange for OP Units, and our operating partnership used the net proceeds of the public offering to repay borrowings under our senior secured revolving credit facility and for general corporate and working capital purposes, funding possible future acquisitions, including our pending acquisitions, and development activities. As of December 31, 2013, we owned an 85.3% interest in our operating partnership.

Recent Developments

On January 2, 2014, we closed our previously announced mezzanine loan in the approximate amount of $6.9 million (“Mezzanine Loan”) to entities controlled by MedProperties, L.L.C., a Dallas, Texas based private investor in medical facilities (“MedProperties”). The Mezzanine Loan is secured by MedProperties’ ownership interest in two special purpose entities that own a surgical hospital located in San Antonio, Texas (the “Surgical Hospital”) and an inpatient rehabilitation facility located in Scottsdale, Arizona (the “Rehab Hospital,” and together with the Surgical Hospital, the “Hospitals”). The Surgical Hospital is leased to a joint venture owned by National Surgical Hospitals, Inc. and a group of physicians under an absolute net lease with the current term expiring in 2028. The Rehab Hospital, constructed in 2013, is leased to a joint venture owned by Scottsdale Healthcare and Select Medical, Inc. (NYSE: “SEM”) under an absolute net lease with the current term expiring in 2028. The Mezzanine Loan has a five year term, is interest only during the term and bears interest at a 9% fixed annual interest rate. A small portion of the interest on the Mezzanine Loan may be made in the form of payment-in-kind, or PIK. As part of the consideration for providing the Mezzanine Loan, the Company has an option to acquire the property leased to the Hospitals at a formula purchase price during year 4 of the Mezzanine Loan based on a fixed capitalization rate.

On January 10, 2014, we completed a $7.8 million mortgage financing on Foundation Surgical Affiliates Medical Care Building in Oklahoma City, Oklahoma, which property we acquired in September 2013.  The loan has a seven year term, monthly interest and principal payments of $0.05 million, and bears interest at a rate of 4.71% per annum.

On January 14, 2014, we completed a $18.8 million mortgage financing on Crescent City Surgical Centre in New Orleans, Louisiana, which property we acquired in September 2013.  The loan has a five year term, interest only payments and bears interest at a rate of 5.0% per annum.  Also, the Trust completed the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.  Such land is leased to us pursuant to a long-term ground lease.

On January 29, 2014, through our operating partnership, we entered into an Agreement of Sale and Purchase with Octopods, LLC to purchase an approximately 45,200 square foot medical official building known as the South Bend Orthopaedics Medical Office Building, located in Mishawaka, Indiana for $14.9 million payable in cash less approximately $8.5 million in assumed debt. The closing is subject to customary conditions, including accuracy of representations, satisfaction of a due diligence investigation and consent of the lender to assumption of the debt.

On February 19, 2014, through our operating partnership, we closed on the acquisition of the Eagles Landing Family Practice medical office buildings located in McDonough, Jackson and Conyers, Georgia. The four medical office buildings occupy approximately 68,711 square feet, are 100% occupied as of February 19, 2014 and were acquired for approximately $20.8 million in cash. See “Part I, Item 1. Business - Recent Developments” for a further discussion of this acquisition.

On February 19, 2014, through our operating partnership, we entered into and closed an Agreement of Sale and Purchase with Foundation Bariatric Real Estate of San Antonio, LLLP to purchase a surgical hospital located in San Antonio, Texas. The hospital occupies approximately 46,000 square feet, is 100% occupied as of February 19, 2014 and was acquired for approximately $18.9 million in cash minus an amount equal to the principal balance, accrued interest and fees related to certain indebtedness with respect the surgical hospital to be assumed by the Company at the closing. As of February 19, 2014, the principal balance of such debt was approximately $10.8 million.  The surgical hospital is leased to Foundation Bariatric Hospital of San Antonio, L.L.C. In addition, on February 28, 2014, through our operating partnership, we acquired a medical office building nearby the hospital in San Antonio, Texas for $6.8 million in cash from an affiliate of the seller of the hospital. The building is 100% occupied as of February 28, 2014.

On February 21, 2014, through our operating partnership, as borrower, and we and certain of our subsidiaries, as guarantors, entered into the Second Incremental Commitment Agreement and Third Amendment to the existing Credit Agreement dated August 29, 2013 with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders (the “Credit Agreement”), pursuant to which we agreed with the lenders to increase the borrowing capacity under the senior secured revolving credit facility from $90 million to $140 million. All other material terms of the Credit Agreement remain substantially unchanged. Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility to up to $250 million.

On February 26, 2014, through our operating partnership, we closed on the acquisition of four medical office buildings located in Sarasota, Venice, Engelwood and Port Charlotte, Florida from entities primarily owned by Dr. Alan Porter. The buildings total approximately 44,295 square feet, are 100% occupied as of February 26, 2014 and were acquired for approximately $17.5 million in cash. The buildings are leased to 21st Century Oncology, the nation’s largest provider of Advanced Oncology Radiation Therapy and other integrated cancer care services. The buildings were acquired pursuant to an Agreement of Sale and Purchase, dated as of February 10, 2014, by and between those Sellers set forth in Exhibit A thereto, and our operating partnership.

On February 28, 2014, through our operating partnership, we entered into and closed an Agreement of Sale and Purchase with North American Property Corporation to acquire an approximately 131,000 square foot medical office building known as the Peachtree Dunwoody Medical Center, located in Atlanta, Georgia for approximately $36.6 million in cash and payment of approximately $3 million in prepayment penalties related to the prepayment of the seller’s indebtedness secured by the property.

Components of Our Revenues, Expenses and Cash Flow

The financial information of our Predecessor, the Ziegler Funds, prior to completion of the IPO, reflects a different structure, principally relating to expenses, than our operations following the inception of operations upon completion of our IPO and as a result, the results of operations of the Predecessor and our results since our inception of operations may not be comparable. While the financial presentation of revenues pursuant to the leases at the properties in our initial portfolio and certain expenses, such as depreciation and amortization, are substantially consistent for the Predecessor and for us, the expense structure of our company since completion of the IPO and the formation transactions differs from the historical expense structure of the Predecessor. During the periods of financial information for the Predecessor, the Ziegler Funds had no direct employees and paid a fixed annual management fee to Ziegler, which managed the operations of the Ziegler Funds. By contrast, as a self-managed REIT, we do not pay management fees to third parties (other than to third party property management companies with respect to certain of our properties) but rather we pay cash and other forms of compensation to our officers and employees. Also, effective upon completion of the formation transactions, we entered into a shared services agreement with Ziegler pursuant to which we pay Ziegler a fixed annual fee for office space, IT support, accounting support and similar services. In addition, as a public reporting company, we have incurred and expect to continue to incur certain expenses, such as legal and accounting expenses relating to SEC reporting and other matters that were not incurred historically by the Predecessor, which was not a public reporting company.

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

Impairment losses.    We periodically assess the carrying value of real estate investments and related intangible assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment (“ASC 360”), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Factors that are considered, include, but are not limited to, a significant decrease in market value, an adverse change in the manner in which a long-lived asset is used or a deterioration in physical condition, an adverse change in legal factors or business climate, or a decline in current-period operating cash flows. In the event impairment in value occurs and a portion of the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables.

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

Change in fair value of derivatives, net.    We have implemented (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the combined statements of operations.

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

Year ended December 31, 2013 compared to the year ended December 31, 2012

We were organized on April 9, 2013 and commenced operations on July 24, 2013. The 2013 results disclosed in this section include our results from July 24, 2013 through December 31, 2013, combined with the results of our Predecessor from January 1, 2013 through July 23, 2013. Comparative results reflect only the results of the Predecessor.

The following table summarizes our historical results of operations and the historical operations of our Predecessor for the year  ended December 31, 2013 compared to the year ended December 31, 2012 (in thousands):

	2013	2012	Change	%
Revenues
Rental revenues	$13,565	$9,821	$3,744	38.1
Expense recoveries	3,234	3,111	123	4.0
Other revenues	—	15	(15)	(100.0)
Total revenues	16,799	12,947	3,852	29.8
Expenses
Management fees	475	951	(476)	(50.1)
General and administrative	3,214	362	2,852	787.8
Operating expenses	4,650	4,758	(108)	(2.3)
Depreciation and amortization	5,107	4,150	957	23.1
Loss on sale of property under development	2	228	(226)	(99.1)
Acquisition expenses	1,938	—	1,938	NM
Impairment loss	—	937	(937)	(100.0)
Total expenses	15,386	11,386	4,000	35.1
Operating income	1,413	1,561	(148)	(9.5)
Interest expense, net	4,295	4,538	(243)	(5.4)
Change in value of derivatives, net	(246)	(122)	(124)	101.6
Loss from continuing operations	(2,636)	(2,855)	219	(7.7)
Discontinued operations:
Loss from operations	—	(198)	198	(100.0)
Gain on sale of investment properties	—	1,519	(1,519)	(100.0)
Income from discontinued operations	—	1,321	(1,321)	(100.0)
Net loss	$(2,636)	$(1,534)	$(1,102)	71.7

NM = Not Meaningful

Revenues

Total revenues increased $3.9 million, or 29.8%, for the year ended December 31, 2013 as compared to the Predecessor’s year ended December 31, 2012.

Rental revenues.    Rental revenues increased $3.7 million, or 38.1%, from $9.8 million for the year ended December 31, 2012 to $13.6 million for the year ended December 31, 2013. The increase in rental revenues primarily resulted from eight property acquisitions which closed in the third and fourth quarters of 2013 and resulted in an additional $3.6 million in revenue for the year ended December 31, 2013. The remaining increase was the result of contract rent increases and new leases within the initial 19 properties.

Expense recoveries.    Expense recoveries increased $0.1 million, or 4.0%, from $3.1 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013, due primarily to an increase in property related operating expenses which are reimbursed to us by tenants under our triple net leases.

Total expenses increased by $4.0 million, or 35.1%, for the year ended December 31, 2013 as compared to the Predecessor’s year ended December 31, 2012.

Management Fees.    The Predecessor incurred $1.0 million of management fees in the year ended December 31, 2012, compared to $0.5 million of management fees incurred by the Predecessor through July 23, 2013 in the year ended December 31, 2013. No management fees were incurred by us subsequent to the IPO.

General and administrative.    General and administrative expenses increased $2.9 million or 787.8%, from $0.4 million during the year ended December 31, 2012 to $3.2 million during the year ended December 31, 2013. The increase was the result of our operating as a public company since completion of our IPO on July 24, 2013. The increases included salaries and benefits of $1.5 million (including non-cash share compensation of $0.4 million), professional fees of $1.0 million, office start-up costs of $0.2 million and other administrative costs of $0.2 million.

Operating expenses.    Operating expenses decreased $0.1 million or 2.3%, from $4.8 million during the year ended December 31, 2012 to $4.7 million during the year ended December 31, 2013, due primarily to a decrease in bad debt expense of $0.2 million partially offset by an increase in property tax expense of $0.1 million.

Depreciation and amortization.    Depreciation and amortization increased $1.0 million, or 23.1%, from $4.1 million during the year ended December 31, 2012 to $5.1 million during the year ended December 31, 2013. The increase in depreciation and amortization was primarily from eight acquisitions which closed in the third and fourth quarters of 2013 and resulted in an additional $1.1 million in depreciation and amortization for the year ended December 31, 2013.

Loss on sale of property under development.    We incurred a loss of $0.02 million on the sale of a medical office building condominium unit at the Summerfield Square property during the year ended December 31, 2013. Total proceeds of the sale were $0.5 million. During the year ended December 31, 2012, the Predecessor incurred a loss of $0.2 million on the sale of a condominium unit at the Summerfield Square property. Total proceeds on the sale were $0.3 million. We have 2,000 square feet remaining in the Summerfield Square property.

Impairment losses.     There were no impairment losses recorded in the year ended December 31, 2013. The Predecessor recorded an impairment loss of $0.9 million during the year ended December 31, 2012. Impairment losses are not a recurring expense as we periodically assess the carrying value of real estate investments and related intangible assets against the estimated fair value of the property. In 2012, the Predecessor accounted for an impairment on the Ingham Regional Medical Center as well as impairments on the Stonecreek Family Health Center and Summerfield Square property.

Acquisition expenses.    Acquisition expenses were $1.9 million for the year ended December 31, 2013. The Predecessor did not incur any acquisition expenses in the year ended December 31, 2012. During fiscal 2013, we acquired $132.4 million of real estate following completion of our IPO on July 24, 2013.

Interest expense, net.    Interest expense for the year ended December 31, 2013 was $4.3 million compared to $4.5 million for the Predecessor for the year ended December 31, 2012, representing a decrease of $0.2 million, or 5.4%. The decrease of $0.2 million was the result of a decrease in interest on mortgage debt of $0.9 million due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO and partially offset by an increase in interest expense of $0.5 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit. Also, partially offset by the accelerated amortization of deferred financing costs due to mortgage re-financings of $0.2 million.

Change in value of derivatives, net.    The change in value of derivatives, net for the year ended December 31, 2013 was $0.2 million compared to $0.1 million for the Predecessor for the year ended December 31, 2012, representing a decrease of $0.1 million, or 101.6%. The decrease was the result of the increasing interest rates and their effect on the valuation of this liability.

Loss from continuing operations.     Loss from continuing operations for the year ended December 31, 2013 was $2.6 million compared to a loss of $2.9 million for Predecessor for the year ended December 31, 2012, due to the reasons described above.

Income from discontinued operations.    There were no discontinued operations in the year ended December 31, 2013. In fiscal 2012, the Predecessor recorded income from discontinued operations and recognized a gain on the sale of two properties totaling $1.5 million.

Net loss.    Net loss for the year ended December 31, 2013 was $2.6 million compared to a net loss of $1.5 million by the Predecessor for the year ended December 31, 2012, due to the reasons described above.

Cash Flows

Year Ended December 31, 2013 compared to year ended December 31, 2012 (In thousands):

	2013	2012
Cash provided by operating activities	$1,005	$3,360
Cash (used in)/provided by investing activities	(126,280)	13,680
Cash provided by/(used in) financing activities	179,139	(16,358)
Increase in cash and cash equivalents	$53,864	$682

Cash flows from operating activities.    Cash flows provided by operating activities was $1.0 million during the year ended December 31, 2013 compared to cash flow provided by operating activities of the Predecessor of $3.4 million during the year ended December 31, 2012, representing a decrease of $2.4 million. This change was primarily attributable to a $1.1 million decrease in net loss, a $1.8 million decrease in related party accounts payable and a $2.0 million increase in other assets, partially offset by a $1.5 million increase in gain on sale of investment property and a $1.0 million decrease in impairment loss.

Cash flows from investing activities.    Cash flows used in investing activities was $126.3 million during the year ended December 31, 2013 compared to cash flow provided by investing activities of the Predecessor of $13.7 million during the year ended December 31, 2012, representing a change of $140.0 million. The increase in cash flows used in investing activities was primarily attributable to the acquisition of eight properties for $125.7 million in 2013 and a $14.1 million decrease in proceeds from the Predecessor’s sale of property in fiscal 2012.

Cash flows from financing activities.    Cash flows provided by financing activities was $179.1 million during the year ended December 31, 2013 compared to cash flows used in financing activities for the Predecessor of $16.4 million during the year ended December 31, 2012, representing an increase of $195.5 million. The increase was primarily attributable to $135.2 million in proceeds from our IPO, $109.8 million in proceeds from our December 2013 public offering, partially offset by $27.7 million in increased debt repayments, $12.3 million in IPO costs and $6.7 million in December 2013 public offering costs.

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following table summarizes the Predecessor’s historical results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 (in thousands):

	2012	2011	Change	%
Revenues
Rental revenues	$9,821	$10,472	$(651)	(6.2)
Expense recoveries	3,111	3,314	(203)	(6.1)
Other revenues	15	61	(46)	(75.4)
Total revenues	12,947	13,847	(900)	(6.5)
Expenses
Management fees	951	951	—	0.0
General and administrative	362	301	61	20.3
Operating expenses	4,758	4,953	(195)	(3.9)
Depreciation and amortization	4,150	4,588	(438)	(9.5)
Loss on sale of property under development	228	—	228	0.0
Impairment loss	937	1,437	(500)	(34.8)
Total expenses	11,386	12,230	(844)	(6.9)
Operating income	1,561	1,617	(56)	(3.5)
Interest expense, net	4,538	4,617	(79)	(1.7)
Change in value of derivatives, net	(122)	325	(447)	(137.5)
Loss from continuing operations	(2,855)	(3,325)	470	(14.1)
Discontinued operations:
Loss from operations	(198)	265	(463)	(174.7)
Gain on sale of investment properties	1,519	—	1,519	0.0
Income from discontinued operations	1,321	265	1,056	(174.7)
Net loss	$(1,534)	$(3,060)	$1,526	(49.9)

NM = Not Meaningful

Total Revenues

Total revenues decreased $0.9 million, or 6.5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. An analysis of selected revenues follows.

Rental revenues. Rental Revenues decreased $0.7 million, or 6.2%, from $10.5 million to $9.9 million, primarily due to the expiration and non-renewal of leases totaling 22,544 square feet at the Stonecreek Family Health Center and Austell Medical Office Building which resulted in decreased rental revenues. Subsequent to December 31, 2012, Northside Hospital entered into a lease for 7,522 square feet at the Austell Medical Office Building that commenced on May 1, 2013 (the “Northside Lease”) for a term of 10 years, 10 months. Rental revenues also declined from 2011 to 2012 due to leases that were extended in 2012 but at a lower base rent, including leases for approximately 9,148 square feet at the Summit Healthplex.

Expense recoveries. Expense recoveries decreased $0.2 million, or 6.1%, from $3.3 million the year ended December 31, 2011 to $3.1 million for the year ended December 31, 2012 due primarily to decreased property operational expenses for the three months ended March 31, 2013 as compared to three months ended March 31, 2012. The expiration and non-renewal of triple net leases totaling 22,544 square feet at the Stonecreek Family Health Center and Austell Medical Office Building also contributed to the decrease in operating expense recoveries

Other revenues. Other revenues decreased $0.05 million from $0.06 million for the year ended December 31, 2011 to $0.01 million for the year ended December 31, 2012 due to the end of amortized tenant improvements in 2012.

Total Expenses

Total expenses decreased by $0.8 million, or 6.9% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. An analysis of selected expenses follows.

Management fees. Management fees were unchanged from the year ended December 31, 2011 when compared to the year ended December 31, 2012.

General and administrative. General and administrative expenses increased $0.1 million, or 20.3%, from $0.3 million during the year ended December 31, 2011 to $0.4 million during the year ended December 31, 2012. The increase was primarily attributable to an increase in audit and other professional fees as well as increased travel and transaction-related expenses associated with the initial public offering and the formation transactions.

Operating expenses. Operating expenses decreased $0.2 million, or 3.9%, from $5.0 million for the year ended December 31, 2011 to $4.8 million for the year ended December 31, 2012, due primarily due to bad debt expense recorded in 2011 being approximately $0.2 greater than that recorded in 2012. The bad debt expense recorded in 2011 related to a tenant in the Summit Healthplex which was delinquent in rent at the time. The tenant has been replaced and is current on all rent payments. Increases in certain other operating expenses, such as real estate taxes and general maintenance, were nearly offset by decreases in utilities and snow removal.

Depreciation and amortization. Depreciation and amortization was $4.2 million during the year ended December 31, 2012 compared to $4.6 million for the year ended December 31, 2011, representing a decrease of $0.5 million, or 9.5%, due primarily to lower amortization on leases and lease intangibles that expired in 2012, as well as lower depreciation resulting from certain assets or property improvements becoming fully depreciated.

Loss on sale of property under development. The Predecessor recorded a loss of $0.2 million on the sale of two medical office building condominium units at the Summerfield Square property during the year ended December 31, 2012.  Total proceeds on the sale were $0.3 million.

Impairment losses. Impairment losses decreased $0.5 million, or 34.8%, from $1.4 million during the year ended December 31, 2011 to $0.9 million during the year ended December 31, 2012. Impairment losses are not a recurring expense as we periodically assess the carrying value of real estate investments and related intangible assets against the estimated fair value of the property. In 2011, we accounted for an impairment of approximately $1.4 million against the Ingham Regional Medical Center mainly resulting from the decline in current and projected operating results and cash flow from the property. In 2012, we accounted for an additional impairment on the Ingham Regional Medical Center as well as impairments on the Stonecreek Family Health Center and Summerfield Square property.

Interest expense, net. Interest expense, net for the year ended December 31, 2012 was $4.5 million compared to $4.6 million for the year ended December 31, 2011, representing a decrease of $0.1 million, or 1.7%. The decrease was primarily due to lower average mortgage loan borrowings due to all outstanding debt on the Stonecreek Family Health Center being repaid in 2012 as well as a reduction in overall loan balances from scheduled principal payments under the loan agreements.

Loss from continuing operations.     Loss from continuing operations for the year ended December 31, 2012 was $2.9 million compared to a loss of $3.3 million for the Predecessor for the year ended December 31, 2011, due to the reasons described above.

Income from discontinued operations.    In 2012, the Predecessor recorded a loss of $0.2 million from operations on two discontinued properties and recognized a gain on the sale of the discontinued properties of $1.5 million.  In 2011, the Predecessor recorded $0.3 million of income from operations on the discontinued property.

Net loss.    Net loss for the year ended December 31, 2012 was $1.5 million compared to a net loss of $3.1 million by the Predecessor for the year ended December 31, 2011, due to the reasons described above.

Cash Flows

Year ended December 31, 2012 compared to year ended December 31, 2011

	2012	2011
Cash provided by operating activities	$3,360	$2,978
Cash provided by/(used in) investing activities	13,680	(52)
Cash used in financing activities	(16,358)	(3,758)
Increase (decrease) in cash and cash equivalents	$682	$(832)

Cash flows from operating activities. Cash flows provided from operating activities was $3.0 million during the year ended December 31, 2011 compared to $3.4 million during the year ended December 31, 2012, representing an increase of $0.4 million. This change was primarily attributable to the gain on sale of investment properties and the loss on sale of properties under development in 2012, as well as the net changes in current assets and liabilities, primarily a decrease in tenant and other receivables combined with an increase in accounts payable and accrued expenses.

Cash flows from investing activities. Cash flows used in investing activities was $0.05 million during the year ended December 31, 2011 compared to cash flows provided from investing actives of $13.7 million during the year ended December 31, 2012, representing an increase of $13.6 million. The increase was primarily attributable to the proceeds from the sale of investment properties in 2012. Cash used in investing activities was for capital expenditures on investment properties which totaled $0.8 million during the year ended December 31, 2012 and $0.05 million for the year ended December 31, 2011, an increase of $0.8 million.

Cash flows from financing activities. Cash flows used in financing activities was $3.8 million during the year ended December 31, 2011 compared to cash flows used in financing activities of $16.4 million during the year ended December 31, 2012, representing a decrease of $12.6 million.  The decrease was primarily attributable to an increase of payments on notes payable of $14.1 million as all outstanding debt on the Stonecreek Family Health Center was repaid in 2012. Proceeds from the issuance of $0.7 million of debt in 2011 also contributed to the difference as cash was borrowed under a line of credit secured by the Aurora Medical Office Building in 2011 and was repaid in 2012.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating and interest expenses and other expenditures directly associated with our properties, including:

•                  property expenses;

•                  interest expense and scheduled principal payments on outstanding indebtedness;

•                  general and administrative expenses; and

•                  capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future distributions expected to be paid to our common shareholders and OP Unit holders in our operating partnership.

As of December 31, 2013, we had a total of $56.4 million of cash and cash equivalents and $65.3 million of near-term availability on our senior secured revolving credit facility.  Also, we had an additional $74.7 million of availability under our senior secured revolving credit facility as of December 31, 2013 which is subject to customary property underwriting standards..  We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our senior secured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. See “Risk Factors—Risks Related to Financings—We will rely upon external source of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.” included in Part I, Item 1A of this report.

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

On August 29, 2013, we entered into a $75.0 million senior secured revolving credit facility. Subject to the satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility up to $250.0 million. On November 8, 2013, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. The senior secured revolving credit facility has a three-year term with an initial maturity date of August 29, 2016. We have the option to extend the term to August 29, 2017. Borrowings under the senior secured revolving credit facility bear interest at rates generally between LIBOR plus 2.65% and LIBOR plus 3.40%. Any additional indebtedness incurred or issued by us may be secured or unsecured, may have a short, medium, or long term fixed or variable interest rate and may be subject to other terms and conditions. We may also enter into financing arrangements on terms that we might not otherwise accept if we were in need of liquidity and had limited options.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Critical Accounting Policies

Our consolidated and combined financial statements are prepared in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated and combined financial statements.

Principles of Consolidation and Combination

Concurrently with the completion of the IPO, we entered into a series of contribution transactions with the Zeigler Funds acquiring 19 properties that comprise our initial properties, as well as certain operating assets and liabilities.

We did not conduct business operations prior to completion of the IPO on July 24, 2013, so the financial information herein for periods prior to July 24, 2013 reflects the operations of the Ziegler Funds, from whom we acquired the equity interests in the 19 properties that constituted our initial portfolio upon completion of the IPO and formation transactions. We determined the Ziegler Funds to be our accounting Predecessor. The financial information herein since July 24, 2013 reflect the operations of Physicians Realty Trust since completion of the IPO and formation transactions and includes the results of operations of the eight acquisition properties described above from the date of our acquisition.

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

The accompanying consolidated and combined financial statements include the accounts of all controlled subsidiaries and joint ventures. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated and combined statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated and combined balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

We consider ourselves to control an entity under ASC Topic 810 Consolidation (“ASC 810”), if we are the majority owner of and have voting control over such entity. We also assess control through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business entity is the primary beneficiary of the VIE. A VIE is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate VIEs when it is determined that we are the primary beneficiary of the VIE at either the date we became involved with the variable interest entity or upon the occurrence of a reconsideration event. We have concluded that one of our partially-owned entities (Summerfield Square) is a VIE.

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

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC 360, to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful live should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investment will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investment and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows is based on a number of factors including the historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell.

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

Expense recoveries related to tenant reimbursement for real estate taxes, insurance, and other operating expenses are recognized as expense recoveries revenue in the period the applicable expenses are incurred. The reimbursements are recognized at gross, as we are generally the primary obligor with respect to real estate taxes and purchasing goods and services from third party suppliers, and have discretion in selecting the supplier, and bear the credit risk.

We have certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, we do not recognize expense recoveries.

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the consolidated and combined statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators, minus lease inducements, and minus above market leases. Assets subject to operating leases are reported as real estate investments in the consolidated and combined balance sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Derivative Instruments

We have implemented ASC 815, Accounting for Derivative Instruments and Hedging Activity (“ASC 815”), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. We recognize our derivatives as a liability on the consolidated and combined balance sheets. When specific hedge accounting criteria is not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of our derivative instruments are recorded in the consolidated and combined statements of operations. We did not designate our derivatives as a hedge.

Purchase of Investment Properties

Upon the acquisition of real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building, and improvements) and identified intangible assets and liabilities (consisting of above- and below-market leases, in place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of ASC 805, Business Combinations (“ASC 805”), and we allocate purchase price based on these assessments. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, which generally represents Level 3 inputs, and includes the assistance of a third party appraiser using the income approach method valuation. The income approach methodology utilizes the remaining non-cancelable lease terms as defined in the lease agreements, market rental data, capitalization and discount rates. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with ASC 805 in the period incurred. The fair value of tangible property assets acquired under ASC 805 considers the value of the property as if vacant determined by sales comparables and other relevant data. The fair value reflects the depreciated replacement cost of the permanent assets, with no trade fixtures included. The determination of fair value involves the use of significant judgment and estimation.

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

Credit Facility

On August 29, 2013, we entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility to up to $250 million. On November 8, 2013, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. The amount available to us under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the senior secured revolving credit facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company has no off-balance sheet debt.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2013:

		Payments by Period (in thousands)
	Total	Less than 1 Year	2015 - 2016	2017 - 2018	2019 and Thereafter
Principal payments(1)	$42,821	$993	$9,584	$27,845	$4,399
Interest payments—fixed rate debt(1)	7,666	2,135	3,931	1,188	412
Interest payments—variable rate debt(1)	647	182	343	122	—
Ground lease payments	27,569	279	582	617	26,091
Ziegler shared services agreement fee	2,680	650	1,238	792	—
Total	$81,383	$4,239	$15,678	$30,564	$30,902

(1)         Payments shown above represent 100% of debt service and does not reflect joint venture interests.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instrument consists solely of an interest rate swap that is not traded on an exchange and is recorded on the consolidated balance sheet at its fair value.  See Note 7 to our Consolidated Financial Statements included in Item 8 to this report.

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

The variable rate component of our consolidated indebtedness at December 31, 2013 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at December 31, 2013 would increase by approximately $0.06 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at December 31, 2013 would decrease by approximately $0.06 million annually.

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

Indebtedness

As of December 31, 2013, we had total consolidated indebtedness of approximately $42.8 million. The weighted average interest rate on our consolidated indebtedness was 5.29% (based on the 30-day LIBOR rate as of December 31, 2013 of 1.677%). As of December 31, 2013, we had approximately $4.5 million, or approximately 11%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2013.

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Senior Secured Revolving Credit Facility	$—	Floating	LIBOR + 2.95%		08/29/16
Canton Medical Office Building(1)	6,308	Fixed	5.94%		06/06/17
Firehouse Square	2,828	Fixed	6.58%		09/06/17
Hackley Medical Center	5,513	Fixed	5.93%		01/06/17
MeadowView Professional Center	10,584	Fixed	5.81%		06/06/17
Mid Coast Hospital Medical Office Building(2)	8,072	Fixed	4.82	%(3)	05/16/16
Remington Medical Commons(4)	4,533	Floating	LIBOR + 2.75%		09/28/17
Valley West Hospital Medical Office Building(5)	4,983	Fixed	4.83%		11/10/20
Total	$42,821

(1) We own a 50.0% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(2) We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(3) This loan bears interest at a rate of LIBOR + 2.25%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.82% through the date of maturity.

(4) We completed the acquisition of the remaining interest in the entity that owns this property on November 22, 2013, which resulted in our 100.0% ownership of this property.

(5) We completed the acquisition of the remaining interest in the entity that owns this property on November 22, 2013, which resulted in our 100.0% ownership of this property.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Trustees and Shareholders of

Physicians Realty Trust

Milwaukee, Wisconsin

We have audited the accompanying consolidated and combined balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2013 and 2012, and the related consolidated and combined statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated and combined financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated and combined financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Physicians Realty Trust as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 21, 2014

Physicians Realty Trust and Predecessor

Consolidated and Combined Balance Sheets

(In thousands, except share and per share data)

	December 31, 2013	Predecessor December 31, 2012
ASSETS
Investment properties
Income producing real estate	$192,959	$89,878
Tenant improvements	5,458	5,132
Property under development	225	675
Land	26,088	15,464
	224,730	111,149
Accumulated depreciation	(20,299)	(16,495)
Total investment properties, net	204,431	94,654
Cash and cash equivalents	56,478	2,614
Tenant receivables, net	837	682
Deferred costs, net	2,105	1,107
Lease intangibles, net	23,108	5,243
Other assets	5,901	3,292
Total Assets	$292,860	$107,592

LIABILITIES AND EQUITY
Liabilities
Accounts payable to related parties	$—	$1,530
Accounts payable	836	802
Dividends payable	5,681	—
Accrued expenses and other liabilities	2,288	1,031
Derivative liabilities	397	643
Debt	42,821	84,489
Total Liabilities	52,023	88,495
Equity:
Common shares, $0.01 par value, 500,000,000 shares authorized, 21,548,597 shares issued and outstanding as of December 31, 2013	215	—
Additional paid-in capital	220,750	—
Accumulated deficit	(8,670)	—
Predecessor equity	—	19,068
Total Shareholders’ and Predecessor equity	212,295	19,068
Noncontrolling interests	28,542	29
Total Equity	240,837	19,097
Total Liabilities and Equity	$292,860	$107,592

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Operations

(In thousands, except share and per share data)

	December 31,
	2013	Predecessor 2012	Predecessor 2011
Revenues
Rental revenues	$13,565	$9,821	$10,472
Expense recoveries	3,234	3,111	3,314
Other revenues	—	15	61
Total Revenues	16,799	12,947	13,847
Expenses
Management fees	475	951	951
General and administrative	3,214	362	301
Operating expenses	4,650	4,758	4,953
Depreciation and amortization	5,107	4,150	4,588
Loss on sale of property under development	2	228	—
Impairment	—	937	1,437
Acquisition expenses	1,938	—	—
Total Expenses	15,386	11,386	12,230
Operating income	1,413	1,561	1,617
Other expense/(income)
Interest expense, net	4,295	4,538	4,617
Change in fair value of derivatives, net	(246)	(122)	325
Loss from continuing operations	(2,636)	(2,855)	(3,325)
Discontinued Operations:
(Loss)/income from operations on discontinued investment properties	—	(198)	265
Gain on sale of discontinued investment properties	—	1,519	—
Income from discontinued operations	—	1,321	265
Net loss	(2,636)	$(1,534)	$(3,060)
Less: Net loss attributable to Predecessor	576
Less: Net loss attributable to noncontrolling interests	399
Net loss attributable to common shareholders	$(1,661)
Net loss per share:
Basic and diluted	$(0.13)
Weighted average common shares:
Basic and diluted	12,883,917
Dividends/distributions declared per common share and unit	$.225

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statement of Equity

(In thousands, except shares)

	Number of Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Predecessor Equity	Total Shareholders’ and Predecessor Equity	Non- Controlling Interests	Total Equity
Predecessor Balance
January 1, 2013	—	$—	$—	$—	$19,068	$19,068	$29	$19,097
Net (loss)/income	—	—	—	—	(712)	(712)	136	(576)
Transfer	—	—	—	—	36	36	(36)	—
Distributions	—	—	—	—	(211)	(211)	(209)	(420)
Balance July 24, 2013	—	—	—	—	18,181	18,181	(80)	18,101
Physicians Realty Trust
Net proceeds from sale of common shares	21,298,597	213	225,707	—	—	225,920	—	225,920
Formation Transactions	—	—	35	—	(18,181)	(18,146)	17,792	(354)
Restricted share award grants	250,000	2	431	—	—	433	—	433
Dividends declared	—	—	—	(7,009)	—	(7,009)	(1,326)	(8,335)
Contributions	—	—	(5,423)	—	—	(5,423)	12,810	7,387
Distributions	—	—	—	—	—	—	(255)	(255)
Net loss	—	—	—	(1,661)	—	(1,661)	(399)	(2,060)
Balance December 31, 2013	21,548,597	$215	$220,750	$(8,670)	$—	$212,295	$28,542	$240,837

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	Predecessor 2012	Predecessor 2011
Cash Flows from Operating Activities:
Net loss	$(2,636)	$(1,534)	$(3,060)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,107	4,161	4,783
Gain on sale of investment properties	—	(1,519)	—
Loss on sale of property under development	2	228	—
Amortization of lease inducement and above market leases	141	70	29
Change in fair value of derivatives, net	(246)	(122)	325
Provision for bad debts	30	320	523
Impairment losses	—	937	1,437
Non-cash compensation	433	—	—
Amortization and write-off of deferred financing costs	510	268	255
(Increase) decrease in
Tenant receivables	(184)	33	(312)
Deferred costs	(163)	(153)	(194)
Other assets	(1,749)	268	(590)
Increase (decrease) in
Accounts payable to related parties	(1,530)	255	(124)
Accounts payable	34	204	(594)
Accrued expenses and other liabilities	1,256	(56)	500
Total Adjustments	3,641	4,894	6,038
Net cash provided by operating activities	1,005	3,360	2,978
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	448	14,525	—
Capital expenditures for acquisition of investment properties	(125,728)	(845)	(52)
Lease inducement	(1,000)	—	—
Net cash (used in)/provided by investing activities	(126,280)	13,680	(52)
Cash Flows from Financing Activities:
Proceeds from sale of common shares	244,934	—	—
Offering costs	(19,014)	—	—
Formation transactions	(354)	—	—
Proceeds from credit facility borrowings	52,350	—	—
Payments on credit facility borrowings	(52,350)	—	—
Proceeds from issuance of debt	162	45	695
Debt issuance costs	(1,428)	(270)	(52)
Payments on notes payable	(41,832)	(14,149)	(2,639)
Dividends paid	(2,654)	—	—
Distributions to members and partners	(211)	(1,671)	(1,525)
Contributions to noncontrolling interest	—	—	24
Distributions to noncontrolling interest	(464)	(313)	(261)
Net cash provided by/(used in) financing activities	179,139	(16,358)	(3,758)
Net increase (decrease) in cash and cash equivalents	53,864	682	(832)
Cash and cash equivalents, beginning of year	2,614	1,932	2,764
Cash and cash equivalents, end of period	$56,478	$2,614	$1,932
Supplemental disclosure of cash flow information interest paid during the year	$3,942	$5,126	$5,050
Supplemental disclosure of noncash activity — accrued dividends payable	$5,681	$—	$—
Supplemental disclosure of noncash activity — contributions to noncontrolling interest	$12,095	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Notes to Consolidated and Combined Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of December 31, 2013, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Initial Public Offering and Formation Transactions

Concurrently with the completion of the IPO, the Trust acquired, through a series of contribution transactions, the entities that own the 19 properties that comprised the Trust’s initial properties from four healthcare real estate funds (the “Ziegler Funds”), as well as certain operating assets and liabilities. We determined that the Ziegler Funds constitute our accounting predecessor (the “Predecessor”). The Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interest in entities that owned the initial 19 properties in the Trust’s portfolio.

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

To acquire the ownership interests in the entities that own the 19 properties included in the Trust’s initial properties, and certain other operating assets and liabilities, from the Ziegler Funds, the Operating Partnership issued to the Ziegler Funds an aggregate of 2,744,000 common units of partnership interest (“OP Units”), having an aggregate value of approximately $31.6 million based on the price to the public per share in the IPO. These formation transactions were effected concurrently with the completion of the IPO.

The net proceeds from the IPO, inclusive of shares issued pursuant to the exercise of the underwriters’ overallotment option, were approximately $123.8 million (after deducting the underwriting discount and expenses of the IPO and the formation transactions payable by the Trust). The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 OP Units on July 24, 2013, and upon closing of the IPO, the Trust owned a 76.4% interest in the Operating Partnership. The Operating Partnership used a portion of the IPO proceeds received from the Trust to purchase the 50% interest in the Arrowhead Commons property not owned by the Ziegler Funds for approximately $850,000, after which the Operating Partnership became the 100% owner of the property, and to pay certain expenses related to debt transfers and our senior secured revolving credit facility. The balance of the net proceeds was invested in investment properties.

Because the IPO and the formation transactions were completed on July 24, 2013, and prior to completion of the IPO we had no operations, the Trust’s balance sheet as of December 31, 2012 reflects the financial condition of the Predecessor, while the balance sheet as of December 31, 2013 reflects the financial condition of the Trust. The results of operation for year ended December 31, 2013 reflect the results of operations of the Predecessor (through July 23, 2013) and of the Trust from July 24, 2013 through December 31, 2013. References in these notes to the consolidated and combined financial statements to Physicians Realty Trust signify the Trust for the period from July 24, 2013, the date of completion of the IPO and the Formation Transaction, and of the Predecessor for all prior periods. The following is a summary of the Predecessor Statement of Operations for the period from January 1, 2013 through July 23, 2013 (in thousands). These amounts are included in the consolidated and combined statement of operations herein for the year ended December 31, 2013.

January 1, 2013 through July 23, 2013
Revenues:
Rental revenues	$5,508
Expense recoveries	1,769
Other revenues	6
Total revenues	7,283
Expenses:
Management fees	475
General and administrative	249
Operating expenses	2,673
Depreciation and amortization	2,173
Total expenses	5,570
Operating income	1,713
Interest expense	2,479
Change in fair value of derivatives, net	(190)
Net loss	$(576)

Note 2—Summary of Significant Accounting Policies

Classification of Assets and Liabilities

The financial affairs of the Trust generally do not involve a business cycle since the realization of assets and the liquidation of liabilities are usually dependent on the Trust’s circumstances. Accordingly, the classification of current assets and current liabilities is not considered appropriate and has been omitted from the consolidated and combined statements of assets and liabilities.

Principles of Consolidation

Property holding entities and other subsidiaries of which the Trust owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, we record a non-controlling interest representing equity held by non-controlling interests.

The Trust continually evaluates all of our transactions and investments to determine if they represent variable interests in a variable interest entity (“VIE”). If we determines that we have a variable interest in a VIE, we then evaluate if we are the primary beneficiary of the VIE. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a VIE that most significantly impact the entity’s economic performance. We consolidate each VIE in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary.

The Trust consolidates the following VIE’s for which it is the primary beneficiary:

In 2005, Ziegler Florida 4, LLC (Florida 4) entered into an agreement with CED SS II, LLC (CED) to form Ziegler CED Summerfield Square, LLC (Summerfield). Summerfield is in the business of property development. Florida 4 contributed $0.6 million of cash in exchange for a 40 percent interest in Summerfield. CED agreed to manage the development efforts of Summerfield and assume certain risks of project overruns in exchange for a 60 percent interest in Summerfield. Florida 4 is the primary beneficiary of Summerfield because Florida 4 has the power to direct activities of Summerfield that most significantly impact Summerfield’s economic performance. Those activities include management oversight and negotiation of unit sales related to the property. As of December 31, 2013 and 2012 property under development was approximately $0.2 million and $0.7 million, respectively.

On August 1, 2011, Arizona 23 issued a 50% equity interest in the entity to an unrelated third party and current lessee, in exchange for the lessee executing a new 10 year lease. The Ziegler Funds was the primary beneficiary of Arizona

23 because the Ziegler Funds had the power to direct activities of Arizona 23 that most significantly impact its economic performance. Those activities include serving as the managing member with oversight over the property including the ability to approve the sale of the property.  On July 24, 2013, in connection with the completion of the IPO and formation transactions, Physicians Realty L.P. purchased the 50% joint venture equity interest in Arizona 23 (Arrowhead Commons) not owned by the Ziegler Funds for $850,000, resulting in 100% ownership of this property by Physicians Realty L.P.

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

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of December 31, 2013, the Trust held a 85.3% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

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

Dividends and Distributions

On September 30, 2013, the Trust’s Board of Trustees declared an initial, prorated cash dividend of $0.18 per share for the quarterly period from July 19, 2013 (the date of the IPO) through September 30, 2013, which was equivalent to a full quarterly dividend of $0.225 per share. The dividend was paid on November 1, 2013 to common shareholders and common OP unit holders of record on October 18, 2013, with the exception of the OP units issued in the acquisition of Crescent City Surgical Centre.

On December 30, 2013, the Trust’s Board of Trustees declared a cash dividend of $0.225 per share for the quarterly period from October 1, 2013 through December 31, 2013. The dividend was paid on February 7, 2014 to common shareholders and common OP unit holders of record on January 24, 2014.

Purchase of Investment Properties

Upon the acquisition of real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building, and improvements) and identified intangible assets and liabilities (consisting of above- and below-market leases, in place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of ASC 805, Business Combinations (“ASC 805”), and we allocate purchase price based on these assessments. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, which generally represents Level 3 inputs, and includes the assistance of a third party appraiser using the income approach method valuation. The income approach methodology utilizes the remaining non-cancelable lease terms as defined in the lease agreements, market rental data, capitalization and discount rates. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with ASC 805 in the period incurred. The fair value of tangible property assets acquired under ASC 805 considers the value of the property as if vacant determined by sales comparables and other relevant data. The fair value reflects the depreciated replacement cost of the permanent assets, with no trade fixtures included. The determination of fair value involves the use of significant judgment and estimation.

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

The Trust did not recognize any impairments for year ended December 31, 2013.  The Predecessor recognized impairments totaling $0.9 million on three properties and $1.4 million on one property in 2012 and 2011, respectively.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $2.0 million, $1.3 million and $1.6 million as of December 31, 2013, 2012 and 2011, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is reduced by amortization of lease inducements and above market rents on certain leases. Lease inducements and above market rents are amortized over the average remaining life of the lease.

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

The Trust has certain tenants with absolute net leases. Under these lease agreements, the tenant is the responsible for operating and building expenses. For absolute net leases, the Trust does not recognize expense recoveries

Deferred costs

Deferred costs consist primarily of fees to obtain financing and costs associated with the origination of long-term lease on investment properties.  After the purchase of a property, sales commission incurred to extend in place leases or generate new lease are added to deferred costs.  Deferred costs are amortized on a straight-line basis over the terms of their respective agreements.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or less.

The Trust is subject to concentrations of credit risk as a result of its temporary cash investments. The Trust places its temporary cash investments with high credit quality financial institutions in order to mitigate that risk.

Escrow reserves

The Trust is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement.  The total reserves as of December 31, 2013 and 2012 are $1.6 million and $1.1 million, respectively, which are included in other assets in the consolidated and combined balance sheets.

Derivatives

Derivatives consist of interest rate swaps, are recognized as a liability on the consolidated and combined balance sheets and are measured at fair value.  Any changes in the fair value are recognized immediately in earnings unless the derivative qualified as a hedge.  No derivatives have been designated as hedges.

Tenant receivables, net

Tenant accounts receivable are stated at net revenue amounts.  Rental payments under these contracts are primarily due monthly.  An allowance for doubtful accounts is recorded when a tenant receivable is outstanding for longer than three months.

Income taxes

Prior to completion of the IPO, the Trust elected to be taxed as an S corporation for federal income tax purposes beginning with the first day of its existence with such election thereafter being revoked effective on the date of completion of the IPO. The Trust will file a Form 1120-REIT for its short taxable year beginning on the effective date of such revocation and ending on December 31, 2013, thereby effectuating its election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with such short taxable year. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to organize and operate in such a manner as to qualify for treatment as a REIT. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Earnings Per Share

The Trust calculates earnings per share based upon the weighted average shares outstanding during the period beginning July 24, 2013. Diluted net income per share is calculated after giving effect to all potential diluted shares outstanding during the period. There were 250,000 potentially dilutive shares outstanding related to the 2013 Equity Incentive Plan during the year ended December 31, 2013. However, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. As a result, the number of diluted outstanding shares was treated equal to the number of outstanding shares.

Management Estimates

The preparation of consolidated and combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the amounts of revenue and expenses reported in the period. Significant estimates are made for the valuation of real estate and intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the consolidated and combined financial position or results of operations.

Note 3—Acquisitions and Dispositions

On July 24, 2013, in connection with the completion of the IPO and formation transactions, Physicians Realty L.P. purchased the 50% joint venture equity interest in Arizona 23 (Arrowhead Commons) not already owned by the Ziegler Funds for approximately $850,000, resulting in 100% ownership of this property by the Operating Partnership.

On August 30, 2013, we completed the acquisition of a 40,000 square foot medical office building and a 77,000 square foot, 40-bed acute care surgical hospital located in El Paso, Texas for approximately $40 million. The Trust also purchased a right of first refusal to finance development on land adjacent to the hospital. The surgical hospital portion of the facility is 100% leased to one tenant until 2028, with annual rent escalations of 3%. The medical office building portion of the facility is 100% leased to one tenant until 2018, with annual rent escalations of 3%. The seller retained a 1% ownership interest in the entity that owns the two properties.  The purchase price of this medical office building and hospital was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal. Intangible assets include the value of in-place lease at the time of the acquisition and will be amortized over the remaining lease term of approximately 12 years. The initial acquisition accounting was as follows (in thousands):

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

On September 30, 2013, we completed the acquisition of an approximately 52,000 square foot outpatient care building located in Oklahoma City, Oklahoma for approximately $15.6 million. The property is leased until 2023 with annual rent escalations of 2%. The seller retained a 1% ownership interest in the entity that owns the property.  The purchase price was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal. Intangible assets include the value of in-place lease at the time of the acquisition and will be amortized over the average remaining lease term of approximately 10 years. The initial acquisition accounting was as follows (in thousands):

Land	$1,300
Building and improvements	12,700
In-place leases	1,600
Total	$15,600

On September 30, 2013, the Trust sold a 4,000 square foot medical office building condominium unit located in Florida for approximately $0.5 million. There is one remaining condominium unit or 2,000 square feet at this location.

On October 4, 2013, we completed the acquisition of a 20,319 square foot medical office building and ambulatory surgery center (the “Pensacola Property” or the “Pensacola Medical Office Building”) located in Pensacola, Florida for approximately $6.9 million. The facilities are leased to Pain Consultants of West Florida and its ambulatory surgery center operator, Cornerstone Surgicare, LLC, under a 15-year absolute net lease. The purchase price was paid from borrowings under our senior secured revolving credit facility. The purchase price was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal. Intangible assets include the value of in-place lease at the time of the acquisition and will be amortized over the average remaining lease term of approximately 15 years. The initial acquisition accounting was as follows (in thousands):

Land	$990
Building and improvements	5,005
In-place leases	855
Total	$6,850

On November 22, 2013, we completed the acquisition of the 40% joint venture equity interest in the entity that owns the Valley West Hospital Medical Office Building in Chicago, Illinois, not owned by us, for approximately $3.0 million, resulting in our 100.0% ownership of this property. The Valley West Hospital Medical Office Building is a 37,672 square foot multi-tenant medical office building which was 98% leased as of December 31, 2013. The purchase price was paid from borrowings under our senior secured revolving credit facility. Simultaneously with the closing of the acquisition of the joint venture interest, we repaid approximately $1.8 million of mortgage debt on this property with borrowings under our senior secured revolving credit facility. We also refinanced the remaining mortgage debt on this property.

On November 22, 2013, we completed the acquisition of the 35% joint venture equity interest in the entity that owns the Remington Medical Commons property in Chicago, Illinois, not owned by us, for approximately $1.1 million, resulting in our 100.0% ownership of this property. The Remington Medical Commons is a 37,240 square foot multi-tenant medical office building, which was 78.1% leased as of December 31, 2013. The purchase price was paid from borrowings under our senior secured revolving credit facility. Simultaneously with the closing of the acquisition of the joint venture interest, we repaid approximately $1.9 million of mortgage debt on this property with borrowings under our senior secured revolving credit facility.

On November 27, 2013, we completed the acquisition of a medical office building in Columbus, Ohio for a purchase price of $10.2 million. The 38,891 square foot medical office building is 100% leased with a 15 year absolute, net master lease. The building includes an ambulatory surgery center operated by a national ambulatory surgery center operator based in Nashville, TN. The medical office building portion of the property, 28,539 square feet, is subject to annual rent escalations of 2% per year. The purchase price was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal. Intangible assets include the value of in-place lease at the time of the acquisition and will be amortized over the average remaining lease term of approximately 15 years. The initial acquisition accounting was as follows (in thousands):

Land	$981
Building and improvements	7,620
In-place leases	1,556
Total	$10,157

On December 11, 2013, we completed the acquisition of an approximately 12,636 square foot ambulatory surgery center located in Great Falls, Montana for approximately $4.0 million. The property is leased until 2028 with annual rent escalations of 2.75%. The purchase price was allocated to the assets and liabilities acquired consisting of tangible property and identifiable intangible assets based on the respective fair values at acquisition, as determined by an independent appraisal. Intangible assets include the value of in-place lease at the time of the acquisition and will be amortized over the average remaining lease term of approximately 15 years. The initial acquisition accounting was as follows (in thousands):

Land	$203
Building and improvements	3,224
In-place leases	573
Total	$4,000

Note 4—Intangibles

The following is a summary of the carrying amount of intangible assets as of 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
In-place leases	$29,056	$(8,080)	$20,976	$12,150	$(6,907)	$5,243
Above market leases	2,180	(48)	2,132	—	—	—
Total	$31,236	$(8,128)	$23,108	$12,150	$(6,907)	$5,243

Amortization expense related to intangibles was approximately $1.3 million, $0.9 million and $1.3 million for the years 2013, 2012 and 2011, respectively.  Future amortization of the intangible assets as of December 31, 2013, is as follows (in thousands):

Year Ending:
2014	$2,422
2015	2,388
2016	2,376
2017	2,199
2018	1,843
Thereafter	11,880
Total	$23,108

Note 5—Debt

The following is a summary of debt as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
$90 million senior secured revolving credit facility bearing interest at floating rates, due August 2016	$—	$—
Mortgage notes, bearing fixed interest from 4.82% to 6.58%, with a weighted average interest rate of 5.57%, and due in 2016, 2017 and 2018 with a balloon payment of $7,681, $23,752, and $4,526, respectively, collateralized by six properties with a net book value of $8,271	38,288	34,457
Mortgage note, bearing variable interest of 2.94% and due in 2017 with a balloon payment of $3,842	4,533	45,536
Mezzanine debt bearing interest at 12.0% and due 2013	—	4,400
Line of credit bearing variable interest at 4.25% and due in 2012	—	96

Total debt	$42,821	$84,489

Senior Secured Credit Facility:

On August 29, 2013, the Trust and the Operating Partnership entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). On November 8, 2013, we agreed with the lenders to increase the total amount available under the credit agreement from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the revolving credit facility to up to $250 million. The amount available to us under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the credit facility.

The Credit Agreement has a three-year term with an initial maturity date of August 29, 2016. Subject to the terms of the Credit Agreement, the Operating Partnership has the option to extend the term of the Credit Agreement to August 29, 2017.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by us and certain of our subsidiaries. In addition, the Credit Agreement provides for security in the form of, among other things, mortgage liens on certain properties owned by the Operating Partnership that comprise the borrowing base. As of December 31, 2013, ten properties were included in the borrowing base with a net book value of $109.0 million.

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

As of December 31, 2013, there were no outstanding borrowings under our senior secured credit facility and $68.3 million is available to borrow without adding additional properties to the borrowing base securing the senior secured revolving credit facility.

Scheduled principal payments due on debt as of December 31, 2013, are as follows (in thousands):

Year Ending December 31:
2014	$993
2015	1,033
2016	8,551
2017	27,717
2018	4,527

Total Payments	$42,821

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

In connection with the IPO, we adopted the 2013 Equity Incentive Plan which made available 600,000 restricted shares to be administered by the Compensation, Nomination and Governance Committee of the Board of Trustees. The committee will have broad discretion in administering the terms of the plan. Restricted shares are eligible for dividends as well as the right to vote. We granted 250,000 restricted common shares upon completion of the IPO under our 2013 Equity Incentive Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. For the year ended December 31, 2013, we recognized non-cash share compensation of $0.4 million. Unrecognized compensation expense at December 31, 2013 was $2.5 million. Our compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of ($0.4) million and $(0.6) million as of December 31, 2013 and 2012, respectively, is based on primarily level 2 inputs described above.

The derivative instrument (Note 8) consists solely of an interest rate swap that is not traded on an exchange and is recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. We obtained an estimate of fair value of the swaps from the counterparties. The Trust then tested the fair value against a fair value determined by a third party.  The fair values resulting from the separate calculations were not significantly different.

Both direct and indirect observable inputs may be used to determine the fair value of the positions classified as Level 2 assets and liabilities. As a result, the unrealized gains and losses for these asset and liabilities presented above may include changes in fair value that were attributable to both direct and indirect observable inputs. Changes in fair value of the interest rate swaps totaled $(0.2) million, $(0.1) million and $0.3 million for 2013, 2012 and 2011, respectively, and are included in the consolidated and combined statement of operations.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairments. There were no such assets measured at fair value as of December 31, 2013.

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

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level 3 for the fair value hierarchy as of December 31, 2012. There were no changes in the quantitative inputs and assumptions used for items categorized in Level 3 for the fair hierarchy as of December 31, 2013. The disclosure below excludes information on unobservable inputs that are non-quantitative such as unadjusted prices from recent transactions or third party valuations.

Asset Category	Fair value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Investment in real estate properties	$4,799	Discounted cash flow	Discount rate	10.7-13.5%
			Capitalization rate	7.7-10.5%
			Vacancy rate	9.41-17.8%
Property under development	$675	Market comparable/ Discounted cash flow	Capitalization rate	9-10%

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities.

The following table presents the fair value of other financial instruments (in thousands). The swaps are measured at fair value on a recurring basis.

	December 31, 2013		December 31, 2012
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$56,478	$56,478	$2,614	$2,614
Debt	$42,821	$44,130	$84,489	$86,982
Interest rate swaps—Liabilities	$397	$397	$643	$643

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

The Trust and the Predecessor held swaps to pay fixed/receive variable interest rates swaps with a total notional amount of $7.9 million and $25.6 million as of December 31, 2013 and 2012, respectively. Gains recognized on the interest rate swaps of $(0.2) million, $(0.1) million and $0.3 million for 2013, 2012 and 2011, respectively, and are included in the consolidated and combined statement of operations.

Note 9—Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2014 through 2028. As of December 31, 2013, the future minimum rental payments on non-cancelable leases were as follows (in thousands):

Year Ending December 31:
2014	$20,976
2015	21,296
2016	21,303
2017	21,033
2018	19,747
Thereafter	155,359
Total Payments	$259,714

Note 10—Rent Expense

The Trust leases the land upon which three of its properties are located from third party land owners pursuant to separate ground leases.  The ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 68 years remaining, excluding extension options. As of December 31, 2013, the future minimum lease obligations under non-cancelable ground leases were as follows (in thousands):

Year Ending December 31:
2014	$279
2015	287
2016	295
2017	304
2018	313
Thereafter	26,091
Total Payments	$27,569

The Crescent City Surgical Centre ground lease is paid directly by the tenant per the terms of the lease.  Therefore, the rent expense of $0.1 million, associated with this ground lease is excluded from the Consolidated and Combined Statement of Operations as of December 31, 2013.  On February 21, 2014, the Trust completed the acquisition of a 40% ownership interest in the entity that owns the land at Crescent City Surgical Centre for $1.3 million.

Note 11—Earnings Per Share

The following table shows the amounts used in computing our basic and diluted earnings per share. As the year ended December 31, 2013 resulted in a net loss, there is no separate calculation of diluted earnings per share (in thousands, except share and per share data):

2013
Numerator for earnings per share—basic and diluted:
Net loss	$(2,636)
Less: Loss attributable to Predecessor	576
Less: Loss attributable to noncontrolling interests	399
Numerator for earnings per share—basic and diluted	$(1,661)
Denominator for earnings per share—basic and diluted shares:	12,883,917
Basic and diluted earnings per share	$(0.13)

Note 12—Related Party Transactions

The Trust has entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee. The shared service fee amounted to $0.3 million in 2013 and is recorded in general and administrative expense in the statement of operations.

Ziegler charged our Predecessor an annual management fee equal to 2 percent of the total capital commitments. Total management fees charged to our Predecessor were $1.0 million for each of the years ended December 31, 2012 and 2011. Total other fees charged to our Predecessor were $0.03 million and $0.07 million for the year ended December 31, 2012 and 2011, respectively. The other fees include fees for accounting expenses and other expenses owed to Ziegler. As of December 31, 2012 management and other fees of $1.5 million  were payable to Ziegler and are included in accounts payable to related parties on the consolidated and combined balance sheet.

Note 13—Subsequent Events

On January 2, 2014, the Trust completed a $6.9 million mezzanine loan to affiliates controlled by MedProperties Holdings, LLC.  The loan has a five year, interest only term and bears interest at a rate of 9.0% per annum.

On January 10, 2014, the Trust completed a $7.8 million mortgage financing on Foundation Surgical Affiliates Medical Care Building in Oklahoma City, Oklahoma, which property the Trust acquired in September 2013.  The loan has a seven year term, monthly interest and principal payments of $0.05 million, and bears interest at a rate of 4.71% per annum.

On January 14, 2014, the Trust completed a $18.8 million mortgage financing on Crescent City Surgical Centre in New Orleans, Louisiana, which property the Trust acquired in September 2013.  The loan has a five year term, interest only payments and bears interest at a rate of 5.0% per annum.  Also, the Trust completed the acquisition of a 40% ownership interest in the entity that owes the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.  Such land is leased to the Trust pursuant to a long-term ground lease.

On January 29, 2014, the Trust, through its operating partnership, entered into an agreement of sale and purchase with Octopods, LLC to purchase an approximately 45,200 square foot medical official building known as the South Bend Orthopaedics Medical Office Building, located in Mishawaka, Indiana for $14.9 million.  The purchase price is payable in cash less approximately $8.5 million in assumed debt.

On February 19, 2014, the Trust, through its operating partnership, closed on the acquisition of the Eagles Landing Family Practice medical office buildings located in McDonough, Jackson and Conyers, Georgia. The four medical office buildings occupy approximately 68,711 square feet, are 100% occupied as of February 19, 2014 and were acquired for approximately $20.8 million in cash.

On February 19, 2014, the Trust, through its operating partnership, entered into and closed an Agreement of Sale and Purchase with Foundation Bariatric Real Estate of San Antonio, LLLP to purchase a surgical hospital located in San Antonio, Texas. The hospital occupies approximately 46,000 square feet, is 100% occupied as of February 19, 2014 and was acquired for approximately $18.9 million in cash minus an amount equal to the principal balance, accrued interest and fees related to certain indebtedness with respect the surgical hospital to be assumed by the Trust at the closing. As of February 19, 2014, the principal balance of such debt was approximately $10.8 million.  The surgical hospital is leased to Foundation Bariatric Hospital of San Antonio, L.L.C.  In addition, on February 28, 2014, the Trust’s operating partnership acquired a medical office building nearby the hospital in San Antonio Texas for $6.8 million in cash from an affiliate of the seller of the hospital. The building is 100% occupied as of February 28, 2014.

On February 21, 2014, through its operating partnership, as borrower, and the Trust and certain of its subsidiaries, as guarantors, entered into the Second Incremental Commitment Agreement and Third Amendment to the existing Credit Agreement dated August 29, 2013 with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders (the “Credit Agreement”), pursuant to which the Trust agreed with the lenders to increase the borrowing capacity under the senior secured revolving credit facility from $90 million to $140 million. All other material terms of the Credit Agreement remain substantially unchanged. Subject to satisfaction of certain conditions, including additional lender commitments, the Trust has the option to increase the borrowing capacity under the senior secured revolving credit facility to up to $250 million.

On February 26, 2014, the Trust, through its operating partnership, closed on the acquisition of four medical office buildings located in Sarasota, Venice, Engelwood and Port Charlotte, Florida from entities primarily owned by Dr. Alan Porter. The buildings total approximately 44,295 square feet, are 100% occupied as of February 26, 2014 and were acquired for approximately $17.5 million in cash. The buildings are leased to 21st Century Oncology, the nation’s largest provider of Advanced Oncology Radiation Therapy and other integrated cancer care services.

On February 28, 2014, the Trust, through its operating partnership, entered into and closed an Agreement of Sale and Purchase with North American Property Corporation to acquire an approximately 131,000 square foot medical office building known as the Peachtree Dunwoody Medical Center, located in Atlanta, Georgia for approximately $36.6 million in cash and payment of approximately $3 million in prepayment penalties related to the prepayment of the seller’s indebtedness secured by the property.

See “Part I, Item 1. Business - Recent Developments” for a further discussion of these acquisitions.

PHYSICIANS REALTY TRUST

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Arrowhead Commons	Phoenix, AZ	—	$740	$2,551	$1	$740	$2,552	$3,292	(310)	2004	5/31/2008	46
Aurora Medical Office Building	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(117)	2010	4/15/2010	50
Austell Medical Office Building	Atlanta, GA	—	289	1,992	264	289	2,256	2,545	(312)	1971	6/30/2008	36
Canton Medical Office Building	Atlanta, GA	6,308	710	7,225	97	710	7,322	8,032	(1,608)	1984	5/25/2007	30
Decatur Medical Office Building	Atlanta, GA	—	740	2,593	36	740	2,629	3,369	(584)	1974	10/12/2007	28
El Paso Medical Office Building	El Paso, TX	—	860	2,867	333	860	3,200	4,060	(1,123)	1987	8/24/2006	21
Farmington Professional Pavillion	Detroit, MI	—	580	1,714	54	580	1,768	2,348	(960)	1972	1/5/2006	15
Firehouse Square	Milwaukee, WI	2,828	1,121	2,769	—	1,121	2,769	3,890	(592)	2002	8/15/2007	30
Hackley Medical Center	Grand Rapids, MI	5,513	1,840	6,400	11	1,840	6,411	8,251	(1,442)	1968	12/22/2006	30
Ingham Regional Medical Center	Lansing, MI	—	676	2,893	—	676	2,893	3,569	(693)	1994	7/26/2006	39
Meadow View Professional Center	Kingsport, TN	10,584	2,270	11,344	—	2,270	11,344	13,614	(2,542)	2005	5/10/2007	30
Mid Coast Hospital Office Building	Portland, ME	8,072	—	11,247	—	—	11,247	11,247	(2,102)	2008	5/1/2008	30
New Albany Professional Building	Columbus, OH	—	237	2,764	20	237	2,784	3,021	(402)	2000	1/4/2008	42
Northpark Trail	Atlanta, GA	—	839	1,245	218	839	1,463	2,302	(501)	2001	12/28/2005	35
Remington Medical Commons	Chicago, IL	4,533	895	6,499	319	895	6,818	7,713	(1,209)	2008	6/1/2008	30
Stonecreek Family Heatlh Center	Columbus, OH	—	534	1,909	11	534	1,920	2,454	(615)	1996	9/15/2006	23
Summerfield Square	Tampa, FL	—	—	405	(180)	—	225	225	—	2005	9/15/2005	Development
Summit Healthplex	Atlanta, GA	—	2,633	15,576	4,416	2,633	19,992	22,625	(3,160)	2002	7/3/2008	44
Valley West Hospital Medical Office Building	Chicago, IL	4,983	—	6,274	611	—	6,885	6,885	(1,331)	2007	11/1/2007	30
East El Paso MOB	El Paso, TX	—	710	4,500	—	710	4,500	5,210	(43)	2004	8/30/2013	35
East El Paso Surgery Center	El Paso, TX	—	3,070	23,627	—	3,070	23,627	26,697	(219)	2004	8/30/2013	36
LifeCare Plano LTACH	Plano, TX	—	3,370	11,689	—	3,370	11,689	15,059	(136)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	—		34,208	—	—	34,208	34,208	(178)	2010	9/30/2013	48
Foundation Surgical Affiliates MOB	Oklahoma City, OK	—	1,300	12,724	—	1,300	12,724	14,024	(74)	2004	9/30/2013	43
Pensacola Medical Office Building	Pensacola, FL	—	990	5,005	—	990	5,005	5,995	(26)	2012	10/4/2013	49
Central Ohio Neurosurgical Surgeons MOB (CONS)	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(14)	2007	11/27/2013	44
Great Falls Ambulatory Surgery Center	Great Falls, MT	—	203	3,225	—	203	3,225	3,428	(6)	1999	12/11/2013	33
		$42,821	$26,088	$192,431	$6,211	$26,088	$198,642	$224,730	$(20,299)

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance as of the beginning of the year	$111,149	$124,333	$125,764
Acquisitions	113,225	—	—
Additions	806	786	10
Dispositions	(450)	(13,970)	(1,441)
Balance as of the end of the year	$224,730	$111,149	$124,333

The changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance as of the beginning of the year	$16,495	$14,484	$11,171
Acquisitions	694	—	—
Additions	3,110	3,024	3,313
Dispositions	—	(1,013)	—
Balance as of the end of the year	$20,299	$16,495	$14,484

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Senior Vice President—Principal Accounting and Reporting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Senior Vice President—Principal Accounting and Reporting Officer concluded that as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President—Principal Accounting and Reporting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of trustees consists of seven members, including a majority of trustees who are independent within the meaning of the listing standards of the NYSE. Each of our trustees will be elected by our shareholders at our annual meeting of shareholders to serve until the next annual meeting of our shareholders and until his or her successor is duly elected and qualified. The first annual meeting of our shareholders will be held in 2014. Subject to rights pursuant to any employment agreements, officers serve at the pleasure of our board of trustees.

The following table sets forth certain information as of February 25, 2014 concerning our trustees and executive officers:

Name	Age	Position
John T. Thomas	47	President and Chief Executive Officer and Trustee
John W. Sweet Jr.	69	Executive Vice President and Chief Investment Officer
John W. Lucey	52	Senior Vice President—Principal Accounting and Reporting Officer
Mark D. Theine	30	Senior Vice President of Asset and Investment Management
Tommy G. Thompson	72	Trustee, Non-Executive Chairman of the Board
Stanton D. Anderson	73	Trustee
Mark A. Baumgartner	58	Trustee
Albert C. Black, Jr.	54	Trustee
William A. Ebinger, M.D.	59	Trustee
Richard A. Weiss	67	Trustee

The following are biographical summaries of the experience of our trustees and executive officers.  Each of our trustees and executive officers have held their respective positions with the Company described below since the completion of our IPO in July 2013.

Name	Biographical Summary
John T. Thomas

Mr. Thomas is our President and Chief Executive Officer and serves on our board of trustees. Mr. Thomas has been an executive officer and trustee since our organization in April 2013. Mr. Thomas was the Executive Vice President-Medical Facilities Group for Health Care REIT Inc. (NYSE: HCN) from January 2009 to July 2012 where his group was responsible for growing total net investments for HCN’s medical facilities division, including hospitals, medical office buildings, and life science research facilities, from $2.3 billion in assets to approximately $5 billion. During that three and a half year time frame, Mr. Thomas’ group expanded HCN’s medical office building portfolio from 128 properties to 210 properties with rentable square feet growing from 5.6 million to 13 million and the percentage of medical office buildings affiliated with healthcare delivery systems growing from 62% to approximately 90%, while occupancy for the medical office buildings improved from 90% to almost 94% during this period. The medical facilities division’s annualized net operating income increased from $131 million in 2008 to more than $350 million while Mr. Thomas led HCN’s medical facilities division. Prior to July 2013, Mr. Thomas was self-employed as a healthcare consultant and lawyer. Mr. Thomas has relationships with over 25 national operators and healthcare delivery systems with whom he has worked to develop and acquire healthcare facilities occupied by these healthcare delivery systems and operators. Prior to HCN, Mr. Thomas served as President, Chief Development Officer and Business Counsel of Cirrus Health from August 2005 to December 2008, where he led efforts to acquire and manage four hospitals and an endoscopy center, as well as

Name	Biographical Summary

efforts to develop other facilities. From October 2000 to July 2009, he served as Senior Vice President and General Counsel for Baylor Health Care System in Dallas, Texas. As General Counsel for Baylor Health Care System, he was responsible for legal and government affairs. Mr. Thomas has been recognized for his team’s advocacy work on Texas H.B. 3 and Proposition 12, the 2003 Texas legislative and constitutional amendment efforts to increase patient access to physicians and care through reforms to Texas’ medical malpractice laws. He was also co-founder and chairman of the Coalition for Affordable and Reliable Healthcare, a national coalition to reform medical malpractice laws through federal legislation. Mr. Thomas has testified before the Ways and Means Committee and Energy and Commerce Committee of the U.S. House of Representatives and a sub-committee of the U.S. Senate’s Homeland Security Committee, all related to health care policy. From April 1997 to October 2000, he served as General Counsel and Secretary for Unity Health System, a five hospital division of the Sisters of Mercy Health System in St. Louis, MO where he oversaw legal affairs for the healthcare delivery system and its operating subsidiaries.

Mr. Thomas began his career as a tax lawyer at Milbank, Tweed, Hadley and McCoy in New York, NY in 1990, and was elected a partner at Sonnenschein, Nath and Rosenthal (now SNR Denton) in April 1997. Mr. Thomas received his J.D. from Vanderbilt University Law School and his B.S. in Economics from Jacksonville State University, where he was a scholarship letterman on the football team and was a member of the Academic All-Conference Team. Mr. Thomas graduated with Distinction and Special Honors in Economics.

John W. Sweet Jr.

Mr. Sweet is our Executive Vice President and Chief Investment Officer. Mr. Sweet became an executive officer in connection with our IPO in July 2013. Mr. Sweet was formerly the Managing Director of the Ziegler Funds and responsible for all investment, financing and management activities. Prior to re-joining Ziegler in 2005 to establish the Ziegler Funds, Mr. Sweet was a co-founder of Windrose Medical Properties Trust (“Windrose”), a publicly-held healthcare REIT which completed its initial public offering in August 2002. Mr. Sweet assisted in the creation and initial public offering of Windrose as an independent consultant, and subsequent to its initial public offering, joined the company as its Vice President—Business Development where he was responsible for identifying and negotiating the acquisition of new medical office buildings. In his capacities at both Windrose and Ziegler, Mr. Sweet has supervised the investment of over $565 million in the acquisition of healthcare related properties.

From 1997 to 2001, Mr. Sweet served as Senior Vice President—Corporate Finance for B.C. Ziegler and Company and was engaged in both healthcare and multi-industry mergers and acquisitions and capital formation. Over a number of years, Mr. Sweet has held positions as a financial executive with several publicly traded companies, private family businesses and financial services companies. Mr. Sweet has a bachelor’s degree in business administration from St. John Fisher College in Rochester, New York and an M.B.A. from Rochester Institute of Technology.

John W. Lucey

Mr. Lucey is our Senior Vice President—Principal Accounting and Reporting Officer. Mr. Lucey became an executive officer in connection with our IPO in July 2013. Mr. Lucey has more than twenty years of public company financial experience, of which more than ten of those years have been in the senior living healthcare industry. From 2005 until joining our company upon completion of our IPO, Mr. Lucey served as the Director of Financial Reporting for Assisted Living Concepts, Inc. (NYSE: ALC), a senior housing operator with over 200 locations in 20 states and annual revenues of approximately $230 million where he was responsible for the consolidated financial statements, SEC reporting, coordination of the annual audit and annual report, corporate office budget, HUD compliance, workers compensation and general/professional liability insurance oversight and

Name	Biographical Summary

research and implementation of all new accounting standards. Prior to ALC, Mr. Lucey served as the Manager of Financial Reporting for Case New Holland from 2003 to 2005 and as a Division Controller at Monster Worldwide from 2001 to 2003. From 1996 to 2001, Mr. Lucey was the Director of Financial Reporting for Alterra Healthcare Corporation (now Brookdale Living Communities, NYSE: BKD). Mr. Lucey’s experience includes initial public offerings, as well as various equity and debt offerings and mergers and acquisitions. Mr. Lucey is a certified public accountant in the State of Wisconsin and has a bachelor’s degree in accounting from the University of Wisconsin—Madison and an M.B.A. in finance from St. Louis University in St. Louis, MO.

Mark D. Theine

Mr. Theine is our Senior Vice President of Asset and Investment Management. Mr. Theine became an executive officer in connection with our IPO in July 2013. Mr. Theine joined the Ziegler Funds in September 2005 as an associate responsible for evaluating investment opportunities, assisting in the daily asset management of all Ziegler Fund investments, overseeing third party property management and leasing and monitoring actual property performance. Additionally, Mr. Theine’s responsibilities have included identifying new investment opportunities and assisting with due diligence and financing arrangements for each investment. Mr. Theine graduated summa cum laude with a B.B.A. in finance and accounting from the University of Wisconsin-Milwaukee.

Tommy G. Thompson

Governor Thompson was appointed to our board of trustees in connection with our IPO in July 2013 and is the non-executive chairman of our board of trustees and a member of the compensation and nominating governance committee. Governor Thompson is the former United States Health and Human Services (HHS) Secretary and a four-term Governor of Wisconsin. Governor Thompson served as HHS Secretary from 2001 to 2005 and is one of the nation’s leading advocates for the health and welfare of all Americans. Following his term in public office, Governor Thompson built on his efforts as HHS Secretary and Governor to develop innovative solutions to the health care challenges facing American families, businesses, communities, states and the nation as a whole. These efforts focus on improving the use of information technology in hospitals, clinics and doctors’ offices; promoting healthier lifestyles; strengthening and modernizing Medicare and Medicaid; and expanding the use of medical diplomacy around the world. From 2005 until 2009, Governor Thompson served as a senior advisor at the consulting firm Deloitte and Touche USA LLP and was the founding independent chairman of the Deloitte Center for Health Solutions, which researches and develops solutions to some of our nation’s most pressing health care and public health related challenges. From 2005 to early 2012, Governor Thompson served as a senior partner at the law firm of Akin, Gump, Strauss, Hauer, & Feld LLP. Governor Thompson served as Chairman of the Board of Directors of Logistics Health, Inc. from January 2011 to May 2011, and served as President from February 2005 to January 2011. Governor Thompson currently serves on the Board of Directors of Centene Corporation (since 2005), C.R. Bard, Inc. (since 2005), United Therapeutics Corporation (since 2010), Cytori Therapeutics, Inc. (since 2011), and TherapeuticsMD,  Inc. (since 2012). Governor Thompson was formerly a director of Cancer Genetics, Inc., CareView Communications, Inc., AGA Medical Corporation, CNS Response, Inc. PURE Bioscience, SpectraScience, Inc., and VeriChip Corporation. Governor Thompson received his B.S. and J.D. from the University of Wisconsin-Madison.

We have determined that Governor Thompson should serve on our board of trustees because of his extensive knowledge of the evolving healthcare industry and his unique experience with physicians, healthcare decision makers, and business executives nationwide regarding healthcare policy and improvements within the industry.

Name	Biographical Summary
Stanton D. Anderson

Mr. Anderson was appointed to our board of trustees in connection with our IPO in July 2013 and is the Chairman of the audit committee and a member of the compensation and nominating governance committee. Mr. Anderson resigned as a partner from the law firm McDermott Will & Emery in February 2008. He has served as Senior Counsel to the President and CEO of the U.S. Chamber of Commerce since 1997. While a partner at McDermott Will & Emery, Mr. Anderson served as Executive Vice President and Chief Legal Officer of the U.S. Chamber of Commerce (the “Chamber”). Mr. Anderson also oversaw the National Chamber Litigation Center, the public policy legal arm of the Chamber; the Institute for Legal Reform, a Chamber affiliate dedicated to restoring fairness, efficiency, and consistency to the U.S. civil justice system; and the Chamber’s Office of General Counsel. Mr. Anderson has been involved in national political affairs since 1972 where he managed a number of Republican conventions and served as Counsel to the Reagan-Bush Campaign in 1980. Mr. Anderson has received a number of Presidential appointments, including the President’s Advisory Committee on Trade Negotiations and the Presidential Commission on Personnel Interchange and chaired the U.S. delegation to the United Nations Conference on New and Renewable Energy Resources in 1981. Mr. Anderson previously served on the Board of Directors of two public companies, CB Richard Ellis, a national real estate company where he chaired the audit committee for a number of years, and Aegis Communications Group, where he chaired a number of Board committees, including the audit committee. Mr. Anderson graduated from Westmont College where he was a Small College All-American basketball player, and received his law degree from Willamette University where he was a member of the Law Review.

We have determined that Mr. Anderson should serve on our board of trustees because of his significant financial and legal experience, prior service as a member of the board of directors of other public companies, and his familiarity with business policy.

Mark A. Baumgartner

Mr. Baumgartner was appointed to our board of trustees in connection with our IPO in July 2013. Mr. Baumgartner is currently the Chief Credit Officer of B.C. Ziegler responsible for review of certain transactions underwritten by the firm for hospitals, senior living entities, churches, and charter schools, totaling approximately $3 billion annually. Prior to assuming the position of Chief Credit Officer in 2009, Mr. Baumgartner worked as an investment banker at B.C. Ziegler beginning in 1984. Over the next 25 years, he completed more than 150 public debt offerings in excess of $5 billion for hospital systems, clinics and senior living facilities across the country. During that time, Mr. Baumgartner’s investment banking activities have included mergers, acquisitions and financial advisory work as well as tax-exempt and taxable financings on a fixed variable or blended interest rate basis. Mr. Baumgartner has also had the opportunity to work on numerous strategic advisory transactions for healthcare providers involved in merging, acquiring or partnering with other healthcare entities. Mr. Baumgartner is a registered representative and registered principal and is a member of the Healthcare Financial Management Association. He earned a B.B.A. in finance from the University of Notre Dame.

We have determined that Mr. Baumgartner should serve on our board of trustees because of his healthcare industry expertise and capital markets experience.

Albert C. Black, Jr.

Mr. Black was appointed to our board of trustees in connection with our IPO in July 2013 and is the Chairman of the compensation and nominating governance committee. Mr. Black has been President and Chief Executive Officer of On-Target Supplies & Logistics, Ltd. (“On-Target”), a regional logistics management firm that provides outsourced services to a diverse set of Fortune

Name	Biographical Summary

500 companies and large non-profit organizations since he founded the company in 1982. On-Target’s supply chain functions include product sourcing, procurement, transportation, warehousing, light manufacturing, web-based fulfillment, distribution and second market management. As President and Chief Executive Officer of On-Target, Mr. Black’s primary responsibility is to guide the growth and development of On-Target and its affiliate companies TreCo Investments and ReadyToWork®. Mr. Black’s professional and community experience over the years has included serving in leadership positions with several civic and educational institutions, including Baylor Health Care System, one of the leading healthcare delivery systems in the country with approximately $4.8 billion in annual operating revenue. Mr. Black is the Immediate Past Chairman of the Board of Directors for Baylor Health Care System and current chairman of its audit committee. Mr. Black has served on the Baylor Health Care System Board of Directors for the past 16 years where he has been the chairman of the finance and operating committees and the sponsoring trustee of the BHCS Diabetes Health and Wellness Institute. Mr. Black has also served as Greater Dallas Chamber Board Chairman, PrimeSource Board Chairman and Interim CEO, St. Louis University Board of Trustee, Baylor University Regent, Texas Southern University Regent, JPMorgan Chase Board Advisor, AT&T Advisor, TXU Advisor, and Capital One Texas Client Advisory Board. Mr. Black graduated from the University of Texas at Dallas and earned an MBA from the School of Business at Southern Methodist University.

We have determined that Mr. Black should serve on our board of trustees because of his entrepreneurial start-up business experience and important perspective serving as a long standing member of the Board of Directors of a major healthcare delivery system as well as other civic and educational institutions.

William A. Ebinger, M.D.

Dr. Ebinger was appointed to our board of trustees in connection with our IPO in July 2013 and is a member of the audit committee. Dr. Ebinger has been a practicing internist since 2008 with Aurora Health Care, the largest healthcare delivery system in Wisconsin with 15 hospitals across the state, nearly 1,500 employed physicians and approximately $4 billion in annual revenue. Dr. Ebinger has been the President of the Medical Staff at the Aurora hospital in Grafton, Wisconsin known as the Aurora Medical Center Grafton since 2010. Dr. Ebinger is also a member of the Medical Group Leadership Council for Aurora Health Care. Prior to joining Aurora Health Care in 2008, Dr. Ebinger was a physician stockholder of Advanced Healthcare, the largest independent physician practice group in Southeastern Wisconsin with approximately 250 physicians. In 2008, Dr. Ebinger helped Advance Healthcare arrange a strategic hospital affiliation with Aurora Health Care to create Aurora Advanced Health Care. Dr. Ebinger is now a member of the Board of Directors for the Aurora Advanced Healthcare Division of Aurora Health Care, where he also serves as a Medical Director for its Ozaukee Region. Dr. Ebinger graduated from Cornell College and the medical school at the University of Chicago. Dr. Ebinger completed his postgraduate studies in Internal Medical at the University of Michigan and is a member of the American Board of Internal Medicine.

We have determined that Dr. Ebinger should serve on our board of trustees because of his unique perspective as a practicing physician and experience with the integration and affiliation of an independent physician practice group with a leading healthcare delivery system.

Richard A. Weiss

Mr. Weiss was appointed to our board of trustees in connection with our IPO in July 2013 and is a member of the audit committee. Mr. Weiss retired as a partner from the law firm Foley & Lardner LLP in June 2008 where he served

Name	Biographical Summary

as managing partner of the firm’s Washington D.C. office and as a member of the firm’s management committee. Mr. Weiss has concentrated his law practice in health care finance, representing hospital systems, medical practice groups and investment. Mr. Weiss is a former member of the board of directors and former board chair of Washington Hospital Center, the largest private hospital in Washington, D.C. Mr. Weiss is a member of the board of directors and chairman of the capital committee of Aurora Health Care, the largest health care delivery system in Wisconsin, where he served two years as its board chairman. Mr. Weiss has also been a trustee of the Medical College of Wisconsin and board chairman of a private psychiatric hospital. In addition to his work in healthcare, Mr. Weiss worked in the sports industry where he represented the Washington Nationals in connection with its new baseball stadium in Washington, D.C., as well as the Green Bay Packers in the renovation of Lambeau Field, the Milwaukee Brewers in the development and financing of Miller Park, and Major League Baseball in the financing of new ballparks in San Diego and Miami. Mr. Weiss graduated from the University of Wisconsin Law School (magna cum laude, 1971), where he was Order of the Coif and on the editorial board of the Wisconsin Law Review, and has a business degree from Northwestern University (B.S.B.A., with distinction, 1968). Mr. Weiss is a board member of Great Lakes Higher Education Corporation, a retired member of The Economic Club of Washington D.C. and a former board member and the general campaign chair for the United Way of the National Capital Area and a former member of the board of directors and executive committee of the Greater Washington Board of Trade.

We have determined that Mr. Weiss should serve on our board of trustees because of his healthcare industry, legal and financial experience.

Mr. Sweet, our Executive Vice President and Chief Investment Officer, and Mr. Theine, our Senior Vice President of Asset and Investment Management, were employees of the Ziegler Funds prior to completion of our IPO and Mr. Baumgartner, one of our trustees, is currently an employee of the Ziegler Funds and Messrs. Sweet and Baumgartner own direct or indirect interests in one or more of the Ziegler Funds.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s trustees and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Company common shares and other equity securities of the Company. Executive officers, trustees and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2013, each of the Company’s executive officers, trustees and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements applicable to them with respect to events and transactions that occurred during 2013, except that Mr. Baumgartner did not timely file a Form 4 with respect to the purchase of 645 common shares on July 19, 2013.  The purchase of such common shares was reported on a Form 4 filed by Mr. Baumgartner on November 25, 2013.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in “Part I., Item 1. Business — Available Information” and is incorporated herein by reference.

Trustee Nomination Procedure

Our bylaws provide that, with respect to an annual meeting of shareholders, nominations of individuals for election to our board of trustees at an annual meeting and the proposal of other business to be considered by shareholders may be made only (1) pursuant to our notice of the meeting, (2) by or at the direction of our board of trustees or (3) by a shareholder of record both at the time of giving of notice and at the time of the annual meeting, who is entitled to vote at the meeting and has complied with the advance notice provisions set forth in our bylaws. Our bylaws currently require the shareholder generally to provide notice to the secretary containing the information required by our bylaws not less than 120 days nor more than 150 days prior to the first anniversary of the date of our proxy statement for the solicitation of proxies for election of trustees at the preceding year’s annual meeting, or if the date of the meeting is advanced or delayed by more than 30 days from the first anniversary of the preceding year’s annual meeting, or with respect to the first annual meeting after this this report on Form 10-K, not more than 150 days before the date of such meeting and not less than the later of 120 days before the date of such meeting or 10 days after the date on which we first publicly announce the date of such meeting.

With respect to special meetings of shareholders, only the business specified in our notice of meeting may be brought before the meeting. Nominations of individuals for election to our board of trustees at a special meeting may be made only by or at the direction of our board of trustees or provided that our board of trustees has determined that trustees will be elected at such meeting, by a shareholder who has complied with the advance notice provisions set forth in our bylaws. Such shareholder may nominate one or more individuals, as the case may be, for election as a trustee if the shareholder’s notice containing the information required by our bylaws is delivered to the secretary not earlier than the 120th day prior to such special meeting and not later than 5:00 p.m., Eastern Time, on the later of (1) the 90th day prior to such special meeting or (2) the tenth day following the day on which public announcement is first made of the date of the special meeting and the proposed nominees of our board of trustees to be elected at the meeting.

Our corporate governance guidelines were revised on February 25, 2014, in part, to adopt further procedures by which shareholders may recommend nominees to our board of trustees.  Our corporate governance guidelines provide in relevant part as follows:

•                  Shareholders may contact the compensation and nominating governance committee by mail to recommend a nominee for our board of trustees. Correspondence should be addressed to the compensation and nominating governance committee and should be sent by mail to Physicians Realty Trust, Board of Trustees c/o the Office of the Secretary, 735 N. Water Street, Suite 1000, Milwaukee, WI 53202.

•                  The secretary shall promptly forward to members of the compensation and nominating governance committee any recommendations so received.

•                  The compensation and nominating governance committee shall give appropriate consideration to candidates for trusteeship nominated by shareholders in accordance with the Company’s bylaws, and shall evaluate such candidates in the same manner as other candidates identified by the compensation and nominating governance committee.

•                  The compensation and nominating governance committee, through the secretary, will endeavor to acknowledge its receipt of any timely recommendation received and notify the shareholder of the actions taken with respect to such candidate.

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)A) of the Exchange Act. Our audit committee consists of Mr. Anderson, who serves as Chairman, and Messrs. Ebinger and Weiss. The board of trustees has determined that each member of the audit committee is “independent” based on the NYSE’s listing rules and that each member of the audit committee also satisfies the additional independence requirements of the SEC for members of audit committees. In addition, the board of trustees has determined that each member of the audit committee is “financially literate” within the meaning of the listing standards of the NYSE and that Mr. Anderson is an “audit committee financial expert” as that term is defined by the applicable SEC regulations and the listing standards of the NYSE.

Audit Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

The following is the report of the audit committee with respect to the Company’s audited consolidated and combined financial statements for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for that year.

The audit committee has reviewed and discussed these audited financial statements with management of the Company.

The audit committee has discussed with the Company’s independent registered public accounting firm, Plante & Moran, PLLC, the matters required to be discussed by PCAOB Auditing Standard No. 16 Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, or any successor rule.

The audit committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with Plante & Moran, PLLC its independence.

Based on the review and discussions referred to above in this report, the audit committee recommended to the Company’s Board of Trustees that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee

of the Board of Trustees

Stanton D. Anderson, Chairman

Richard A. Weiss

William A. Ebinger, M.D.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

We did not conduct business in our current corporate format prior to the completion of our IPO on July 24, 2013 and did not pay any compensation to any of our named executive officers. Accordingly, no compensation policies or objectives governed our named executive officer compensation. The following table sets forth the compensation of our principal executive officer and the two most highly compensated executive officers other than our principal executive officer for fiscal year 2013. Throughout this annual report, these three officers are referred to as our named executive officers. As discussed below under “—Employment Agreements,” we provide severance benefits to each of our named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	All Other Compensation		Total
John T. Thomas—President and Chief Executive Officer	2013	$175,000	$150,000	$1,000,000	$20,392	(3)	$1,345,392
John W. Sweet Jr.—Executive Vice President and Chief Investment Officer	2013	$96,377	$100,000	$800,000	$17,554	(3)	$1,013,931
Mark D. Theine—Senior Vice President of Asset and Investment Management	2013	$72,283	$75,000	$400,000	$6,353	(3)	$553,636

(1) Pursuant to their respective employment agreements, each of our named executive officers is eligible for an annual cash bonus of up to 100% of his base salary for each calendar year during his employment based on a combination of continued employment and the achievement of certain performance goals established by our Board of Trustees.

(2) Represents the aggregate grant date fair value computed in in accordance with FASB ASC Topic 718 of awards of restricted common shares to the executive officers upon completion of our IPO in July 2013 under the 2013 Equity Incentive Plan (the “2013 Awards”). The dollar value of the awards was based upon the IPO price of our common shares.

(3) Represents the dollar value of insurance premiums paid by the Company during 2013 with respect to life insurance for the benefit of such named executive officer and the $0.18 per share initial dividend for the partial quarterly period from July 19, 2013 through September 30, 2013, which is payable on the 2013 Awards to such named executive officer subject to the terms of his 2013 Award.

Employment Agreement with John T. Thomas

We entered into an employment agreement with Mr. Thomas pursuant to which Mr. Thomas agreed to serve as our President and Chief Executive Officer for an initial three-year term, which term will automatically renew for successive one-year terms unless earlier terminated in accordance with the employment agreement’s provisions or unless either we or Mr. Thomas provide the other notice of non-renewal at least 60 days prior to the expiration of the initial or a renewal term. This employment agreement provides that Mr. Thomas will be entitled to an annual base salary of $300,000, subject to such annual increases as the compensation, nominating and governance committee may approve, reimbursement of up to $10,000 annually for reasonable professional expenses to receive personal advice from certain professional advisors, and other benefits generally available to other employees and our other executives. Mr. Thomas will also be eligible for an annual cash bonus of up to 100% of his base salary for each calendar year during his employment based on a combination of Mr. Thomas’s continued employment with us and the achievement of certain performance goals established by our Board of Trustees. This employment agreement also provides that we will grant to Mr. Thomas, on or as soon as administratively practicable after the date of the completion of our IPO, an award of restricted shares under the 2013 Equity Incentive Plan, which award will have a value of $1,000,000 with the number of shares being determined by the public offering price in this offering and which will vest over a three-year period, equally on the first, second, and third anniversary of the employment agreement’s effective date, subject to any forfeiture or acceleration provisions set forth in the restricted share agreement and the 2013 Equity Incentive Plan. We granted Mr. Thomas an award of 86,956 restricted common shares on July 24, 2013.

Mr. Thomas’s employment agreement provides that it may be terminated at any time, without severance, by us for “cause” or by Mr. Thomas if without “good reason,” however, upon such termination of employment, Mr. Thomas will be entitled to receive (i) his base salary accrued through the date of termination, any accrued but unpaid vacation pay, plus any bonuses earned but unpaid with respect to fiscal years or other periods ending before the termination date (collectively, the “Accrued Obligations”), payable within the time period required by law, and in any event within 60 days following the date of termination; and (ii) any nonforfeitable benefits payable to him under any deferred compensation, incentive, or other benefit plans maintained by the Company, payable in accordance with the terms of the applicable plan (“Nonforfeitable Benefits”). If Mr. Thomas’s employment is terminated by us without “cause” or by Mr. Thomas for “good reason,” then he would be entitled to the Accrued Obligations, Nonforfeitable Benefits, and, subject to his continued compliance with the restrictive covenants set forth in this employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to severance pay equal to the sum of (i) his then current base salary, payable in accordance with our normal payroll practices, for a period equal to the greater of (a) the remainder of the then current term of the employment agreement or (b) 24 months; and (ii) any annual bonuses that would have been earned based solely on Mr. Thomas’s continued employment for the remainder of the then current term of the employment agreement, or if none, an amount equal to 50% of his then current base salary, payable at the same time bonuses are paid to other active employees with respect to the applicable performance period. Additionally, any options, restricted shares, or other awards granted to Mr. Thomas under the 2013 Equity Incentive Plan would become fully vested and, in the case of options, exercisable in full, and Mr. Thomas would be entitled to continue coverage, at our expense, under any health insurance programs, which were maintained by us and that he participated in at the time of his termination, for a period of 12 months or, if earlier, the date he obtains comparable coverage under a group health plan maintained by a new employer. However, if Mr. Thomas’s employment is involuntarily terminated (except by us for “cause”) or by Mr. Thomas for “good reason” within 12 months following a change in control, in lieu of the severance pay amount described above, Mr. Thomas would be entitled to severance pay in a lump sum cash payment within 60 days of his termination of employment equal to the present value of a series of monthly payments for 24 months, each in an amount equal to one-twelfth of the sum of (i) his then current base salary and (ii) the average of the annual bonuses paid to him for the prior two fiscal years, if any; additionally, the period of time during which he is entitled to continue coverage under our health insurance programs would be extended to 18 months. If Mr. Thomas’s employment were terminated due to his “disability,” then he would be entitled to the Accrued Obligations, Nonforfeitable Benefits, and, subject to his continued compliance with the restrictive covenants set forth in this employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to severance pay, payable in accordance with our normal payroll practices, equal to 12 months of his then current base salary, reduced on a dollar-for-dollar basis by the amount of bona fide disability pay (within the meaning of Treas. Reg. section 1.409A-1(a)(5)) received or receivable by Mr. Thomas during such 12-month period, provided such disability payments are made pursuant to a plan sponsored by us that covers a substantial number of our employees and was established prior to the date Mr. Thomas incurred a permanent disability, and further provided that such reduction does not otherwise affect the time of payment of his severance pay.

For purposes of this employment agreement, “cause” is limited to: (i) the executive engaging in any act of fraud, dishonesty, theft, misappropriation or embezzlement of funds or misrepresentation with respect to us; (ii) the executive’s conviction or plea of no contest with respect to any felony or other crime involving moral turpitude; (iii) the executive’s material breach of his obligations under the employment agreement, without limitation, breach of the covenants set forth in Section 9 (Protection of Confidential Information) and Section 10 (Restrictive Covenants) or the refusal of the executive to perform his job duties as directed by our Board of Trustees, which the executive failed to cure within 30 days after receiving written notice from our Board of Trustees specifying the alleged breach; (iv) violation of any material duty or obligation to us or of any direction or any rule or regulation reasonably established by our Board of Trustees, which the executive failed to cure within 30 days after receiving written notice from our Board of Trustees specifying the alleged violation; or (v) insubordination or misconduct in the performance of, or neglect of, the executive’s duties which the executive failed to cure within 30 days after receiving written notice from our Board of Trustees specifying the alleged insubordination, misconduct, or neglect. “Good Reason” is defined as any of the following occurrences (without the executive’s consent): (i) being assigned to a position other than President and Chief Executive Officer (other than for “cause” or by reason of his “disability”) or assigned duties materially inconsistent with such position if either such change in assignment constitutes a material diminution in the executive’s authority, duties or responsibilities; or (ii) being directed to report to anyone other than our Board of Trustees if such change in reporting duties constitutes a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report; provided that the executive has notified us within the first 90 days following the initial date of such change in assignment or reporting duties that the executive regards such change in assignment or reporting duties as grounds justifying his resignation for “good reason” and we have failed to cure such change in assignment or reporting duties within 90 days following its receipt of such notice from the executive; and provided further that the executive resigns for “good reason” within six months following the initial existence of a change in assignment or reporting duties that constitute “good reason.” “Disability” is defined as the executive being incapacitated due to physical or mental illness and such incapacity, with or without reasonable accommodation, prevents the executive from satisfactorily performing the essential functions of his job for us on a full-time basis for at least 90 days in a calendar year.

Employment Agreement with John W. Sweet Jr.

We entered into an employment agreement with Mr. Sweet pursuant to which Mr. Sweet agreed to serve as our Executive Vice President and Chief Investment Officer for an initial three-year term, which term will automatically renew for successive one-year terms unless earlier terminated in accordance with the employment agreement’s provisions or unless either we or Mr. Sweet provide the other with notice of non-renewal at least 60 days prior to the expiration of the initial or a renewal term. This employment agreement provides that Mr. Sweet will be entitled to an annual base salary of $200,000, subject to such annual increases as the compensation, nominating and governance committee may approve, reimbursement of up to $10,000 annually for reasonable professional expenses to receive personal advice from certain professional advisors, and other benefits generally available to other employees and our other executives. Mr. Sweet will also be eligible for an annual cash bonus of up to 100% of his base salary for each calendar year during his employment based on a combination of Mr. Sweet’s continued employment with us and the achievement of certain performance goals established by our Board of Trustees. This employment agreement also provides that we will grant to Mr. Sweet, on or as soon as administratively practicable after the date of the completion of our IPO, an award of restricted shares under the 2013 Equity Incentive Plan, which award will have a value of $800,000 with the number of shares being determined by the public offering price in this offering and which will vest over a three-year period, equally on the first, second, and third anniversary of the employment agreement’s effective date, subject to any forfeiture or acceleration provisions set forth in the restricted share agreement and the 2013 Equity Incentive Plan. We granted Mr. Sweet an award of 69,564 restricted common shares on July 24, 2013.

Mr. Sweet’s employment agreement provides that it may be terminated at any time, without severance, by us for “cause” or by Mr. Sweet if without “good reason,” however, upon such termination of employment, Mr. Sweet would be entitled to receive (i) the Accrued Obligations, payable within the time period required by law, and in any event within 60 days following the date of termination; and (ii) Nonforfeitable Benefits. If Mr. Sweet’s employment were terminated by us without “cause” or by Mr. Sweet for “good reason,” then he would be entitled to the Accrued Obligations, Nonforfeitable Benefits, and, subject to his continued compliance with the restrictive covenants set forth in this employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to severance pay equal to the sum of (i) his then current base salary, payable in accordance with our normal payroll practices, for a period equal to the greater of (a) the remainder of the then current term of the employment agreement or (b) 24 months; and (ii) any annual bonuses that would have been earned based solely on Mr. Sweet’s continued employment for the remainder of the then current term of the employment agreement, or if none, an amount equal to 50% of his then current base salary, payable at the same time bonuses are paid to other active employees with respect to the applicable performance period. Additionally, any options, restricted shares, or other awards granted to Mr. Sweet under the 2013 Equity Incentive Plan would become fully vested and, in the case of options, exercisable in full, and Mr. Sweet would be entitled to continue coverage, at our expense, under any health insurance programs, which were maintained by us and that he participated in at the time of his termination, for a period of 12 months or, if earlier, the date he obtains comparable coverage under a group health plan maintained by a new employer. However, if Mr. Sweet’s employment is involuntarily terminated (except by us for “cause”) or by Mr. Sweet for “good reason” within 12 months following a change in control, in lieu of the severance pay amount described above, Mr. Sweet would be entitled to severance pay in a lump sum cash payment within 60 days of his termination of employment equal to the present value of a series of monthly payments for 24 months, each in an amount equal to one-twelfth of the sum of (i) his then current base salary and (ii) the average of the annual bonuses paid to him for the prior two fiscal years, if any; additionally, the period of time during which he is entitled to continue coverage under our health insurance programs would be extended to 18 months. If Mr. Sweet’s employment is terminated due to his “disability,” then he would be entitled to the Accrued Obligations, Nonforfeitable Benefits and, subject to his continued compliance with the restrictive covenants set forth in this employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to severance pay, payable in accordance with our normal payroll practices, equal to 12 months of his then current base salary, reduced on a dollar-for-dollar basis by the amount of bona fide disability pay (within the meaning of Treas. Reg. section 1.409A-1(a)(5)) received or receivable by Mr. Sweet during such 12-month period, provided such disability payments are made pursuant to a plan sponsored by us that covers a substantial number of our employees and was established prior to the date Mr. Sweet incurred a permanent disability, and further provided that such reduction does not otherwise affect the time of payment of his severance pay. “Cause,” “good reason,” and “disability” have the same definitions as those terms in Mr. Thomas’s employment agreement, except that “good reason” will exist if Mr. Sweet is assigned to a position other than Executive Vice President and Chief Investment Officer or if he is directed to report to anyone other than to our President and Chief Executive Officer.

Employment Agreement with Mark D. Theine

We entered into an employment agreement with Mr. Theine pursuant to which Mr. Theine agreed to serve as our Senior Vice President of Asset and Investment Management for an initial three-year term, which term will automatically renew for successive one-year terms unless earlier terminated in accordance with the employment agreement’s provisions or unless either we or Mr. Theine provide the other with notice of non-renewal at least 60 days prior to the expiration of the initial or a renewal term. This employment agreement provides that Mr. Theine will be entitled to an annual base salary of $150,000, subject to such annual increases as the compensation, nominating and governance committee may approve, reimbursement of up to $10,000 annually for reasonable professional expenses to receive personal advice from certain professional advisors, and other benefits generally available to other employees and our other executives. Mr. Theine will also be eligible for an annual cash bonus of up to 100% of his base salary for each calendar year during his employment based on a combination of Mr. Theine’s continued employment with us and the achievement of certain performance goals established by our Board of Trustees. This employment agreement also provides that we will grant to Mr. Theine, on or as soon as administratively practicable after the date of the completion of our IPO, an award of restricted shares under the 2013 Equity Incentive Plan, which award will have a value of $400,000 with the number of shares being determined by the public offering price in this offering and which will vest over a three-year period, equally on the first, second, and third anniversary of the employment agreement’s effective date, subject to any forfeiture or acceleration provisions set forth in the restricted share agreement and the 2013 Equity Incentive Plan. We granted Mr. Theine an award of 34,782 restricted common shares on July 24, 2013.

Mr. Theine’s employment agreement provides that it may be terminated at any time, without severance, by us for “cause” or by Mr. Theine if without “good reason,” however, upon such termination of employment, Mr. Theine would be entitled to receive (i) the Accrued Obligations, payable within the time period required by law, and in any event within 60 days following the date of termination; and (ii) Nonforfeitable Benefits. If Mr. Theine’s employment were terminated by us without “cause” or by Mr. Theine for “good reason,” then he would be entitled to the Accrued Obligations, Nonforfeitable Benefits, and, subject to his continued compliance with the restrictive covenants set forth in this employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to severance pay equal to the sum of (i) his then current base salary, payable in accordance with our normal payroll practices, for a period equal to the greater of (a) the remainder of the then current term of the employment agreement or (b) 24 months; and (ii) any annual bonuses that would have been earned based solely on Mr. Theine’s continued employment for the remainder of the then current term of the employment agreement, or if none, an amount equal to 50% of his then current base salary, payable at the same time bonuses are paid to other active employees with respect to the applicable performance period. Additionally, any options, restricted shares, or other awards granted to Mr. Theine under the 2013 Equity Incentive Plan would become fully vested and, in the case of options, exercisable in full, and Mr. Theine would be entitled to continue coverage, at our expense, under any health insurance programs, which were maintained by us and that he participated in at the time of his termination, for a period of 12 months or, if earlier, the date he obtains comparable coverage under a group health plan maintained by a new employer. However, if Mr. Theine’s employment is involuntarily terminated (except by us for “cause”) or by Mr. Theine for “good reason” within 12 months following a change in control, in lieu of the severance pay amount described above, Mr. Theine would be entitled to severance pay in a lump sum cash payment within 60 days of his termination of employment equal to the present value of a series of monthly payments for 24 months, each in an amount equal to one-twelfth of the sum of (i) his then current base salary and (ii) the average of the annual bonuses paid to him for the prior two fiscal years, if any; additionally, the period of time during which he is entitled to continue coverage under our health insurance programs would be extended to 18 months. If Mr. Theine’s employment is terminated due to his “disability,” then he would be entitled to the Accrued Obligations, Nonforfeitable Benefits, and, subject to his continued compliance with the restrictive covenants set forth in this employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to severance pay, payable in accordance with our normal payroll practices, equal to 12 months of his then current base salary, reduced on a dollar-for-dollar basis by the amount of bona fide disability pay (within the meaning of Treas. Reg. section 1.409A-1(a)(5)) received or receivable by Mr. Theine during such 12-month period, provided such disability payments are made pursuant to a plan sponsored by us that covers a substantial number of our employees and was established prior to the date Mr. Theine incurred a permanent disability, and further provided that such reduction does not otherwise affect the time of payment of his severance pay. “Cause,” “good reason,” and “disability” have the same definitions as those terms in Mr. Sweet’s employment agreement, except that “good reason” will exist if Mr. Theine is assigned to a position other than Senior Vice President of Asset and Investment Management.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards held by each of our named executive officers at December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
John T. Thomas	—	—	—	—	—	—	—	86,956	(2)	$1,107,819
John W. Sweet Jr.	—	—	—	—	—	—	—	69,564	(2)	$886,245
Mark D. Theine	—	—	—	—	—	—	—	34,782	(2)	$443,123

(1) The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our common stock on December 31, 2013, which was $12.74.

(2) Vests in three equal annual installments on each of July 24, 2014, July 24, 2015 and July 24, 2016, subject to continued employment with the Company or a subsidiary of the Company on the applicable vesting date.

401(k) Plan

On January 1, 2014, the Company enacted a 401(k) plan, which is intended to be a tax qualified defined contribution plan under Section 401(k) of the Code, for all eligible employees. The 401(k) plan allows all eligible employees to contribute up to 100% of their base salary and bonus, up to limits imposed by the Code. The Company adds a cash match to its 401(k) plan for all participants, including those executive officers who participate in the 401(k) plan. The Company matches 100% of the first 3% of compensation deferred as contributions plus 50% of the next 2% deferred as contributions.  The 401(k) plan also allows for discretionary profit sharing contributions. Employer contributions, if any, vest immediately.

Trustee Compensation

The following table sets forth the compensation received by each non-employee trustee from the completion of our IPO through December 31, 2013.

	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Tommy G. Thompson	$43,750	$100,000	—	—	—	$1,565	$145,315
Stanton D. Anderson	$41,750	$100,000	—	—	—	$1,565	$143,315
Mark A. Baumgartner	$40,500	$100,000	—	—	—	$1,565	$142,065
Albert C. Black, Jr.	$41,250	$100,000	—	—	—	$1,565	$142,815
William A. Ebinger, M.D.	$34,500	$100,000	—	—	—	$1,565	$136,065
Richard A. Weiss	$34,500	$100,000	—	—	—	$1,565	$136,065

(1) Represents the cash portion of the annual board fees and chair fees.

(2) This column represents the aggregate grant date fair value of restricted common shares computed in accordance with FASB ASC Topic 718. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value, if any, that will be recognized by the non-employee trustees.

(3)  Each of our non-employee trustees received an initial equity grant of 8,696 restricted common shares (the “2013 Trustee Awards”).  The 2013 Trustee Awards were granted pursuant to our 2013 Equity Incentive Plan. The 2013 Trustee Awards vest in three equal installments, with the first installment vesting on the first anniversary of the date of grant and the second and third installments vesting on the second and third anniversaries of the date of grant, respectively, subject to the trustee’s continued service on our board of trustees.

(4) Represents the $0.18 per share initial dividend for the partial quarterly period from July 19, 2013 through September 30, 2013, which is payable on the 2013 Trustee Awards to such trustee subject to the terms of his 2013 Trustee Award.

For fiscal 2013, each of our non-employee trustees received an annual cash retainer of $30,000.  Our lead independent trustee serves as chairman of the board of trustees and received an additional annual cash retainer of $10,000. For fiscal 2013, the trustee who serves as chair of the audit committee received an additional annual cash retainer of $7,500, and the trustees who serves as chair of the compensation and nominating governance committee and the finance and investment committee, respectively, received an additional annual cash retainer of $7,500. Mr. Thomas, our President and Chief Executive Officer, does not receive compensation for his services as trustee. In addition, for fiscal 2013, we provided each non-employee trustee with compensation of (i) $1,000 for each duly convened meeting of the board of trustees attended in person by such trustee, (ii) $500 for each duly convened meeting of the board of trustees attended telephonically by such trustee, (iii) $250 for each duly convened meeting of one of the committees of the board of trustees attended in person by a non-employee member of such committee, and (iv) $250 for each duly convened meeting of one of the committees of the board of trustees attended telephonically by such trustee. All members of our board of trustees are reimbursed for their reasonable costs and expenses incurred in attending our board meetings up to $8,000 per year.

Compensation Committee Interlocks and Insider Participation

The compensation and nominating governance committee is comprised of three non-employee, independent trustees: Messrs. Black, Thompson and Anderson. No member of the compensation and nominating governance committee is or was formerly an officer or an employee of the Company or had any related person transaction required to be disclosed in which the Company was a participant during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of the Company’s directors serves as an executive officer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below presents information as of December 31, 2013 for the 2013 Equity Incentive Plan. We do not have any equity compensation plans that have not been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	350,000

Equity compensation plans not approved by security holders	—	—	—

Security Ownership of Physicians Realty

The following table sets forth certain information known to the Company with respect to beneficial ownership of our common shares and common shares issuable upon redemption of OP Units as of March 17, 2014 by (1) each person known by the Company to be the beneficial owner of more than 5% of the Company’s common shares; (2) each member of the Board; (3) the Company’s President and Chief Executive Officer and each of its other named executive officers in the Summary Compensation Table in this report; and (4) all trustees and executive officers as a group. The percentage of shares owned is based on 21,632,863 common shares outstanding and 3,698,877 OP Units outstanding as of March 17, 2014.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, our common shares subject to options or other rights (as set forth above) held by that person that are exercisable as of the completion of this Report on Form 10-K or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Unless otherwise indicated, the address of each named person is c/o Physicians Realty Trust, 735 N. Water Street, Suite 1000, Milwaukee, Wisconsin 53202. No shares beneficially owned by any executive officer, trustee or trustee nominee have been pledged as security for a loan.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Number of Common Shares and OP Units Beneficially Owned	Percentage of All Common Shares	Percentage of All Common Shares and OP Units
Bank of Montreal and its subsidiaries, BMO Asset Management Corp. and BMO Harris Bank N.A. (1)	1,725,734	1,725,734	8.0%	6.8%

Prudential Financial, Inc. (2)	1,213,020	1,213,020	5.6%	4.8%

John T. Thomas (3)	133,856	133,856	*	*

John W. Sweet Jr.	80,700	83,430	*	*

John W. Lucey	12,234	12,234	*	*

Mark D. Theine	38,494	38,494	*	*

Tommy G. Thompson	28,054	28,054	*	*

Stanton D. Anderson	30,542	30,542	*	*

Mark A. Baumgartner	13,796	13,905	*	*

Albert C. Black, Jr. (4)	21,845	21,845	*	*

William A. Ebinger, M.D.	14,020	14,020	*	*

Richard A. Weiss	13,151	13,151	*	*

All executive officers, and trustees as a group (10 people)	386,692	389,531	1.8%	1.5%

*Less than 1.0%

(1) Based on a Schedule 13G filed with the SEC on February 14, 2014: (i) Bank of Montreal has sole voting power with respect to 1,519,723 common shares, sole dispositive power with respect to 1,716,452 common shares, shared voting power with respect to 2,555 common shares and shared dispositive power with respect to 9,282 common shares; (ii) BMO Asset Management Corp. has sole voting power with respect to 1,441,213 common shares and sole dispositive power with respect to 1,637,942 common shares; and (iii) BMO Harris Bank N.A. has sole voting power with respect to 78,510 common shares, sole dispositive power with respect to 78,510 common shares, shared voting power with respect to 2,555 common shares and shared dispositive power with respect to 9,282 common shares. The securities are held through Bank of Montreal’s subsidiaries, BMO Asset Management Corp. and BMO Harris Bank N.A. as fiduciaries for certain employee benefit plans, trust and/or customer accounts.  Bank of Montreal is located at 1 First Canadian Place, Toronto, Ontario, Canada M5X 1A1. BMO Asset Management Corp. is located at 115 South La Salle Street, Floor 11 West, Chicago, IL 60603. BMO Harris Bank N.A. is located at 111 West Monroe Street, Floor 6E, Chicago, IL 60690.

(2) Based on a Schedule 13G filed with the SEC on February 5, 2014, Prudential Financial, Inc. has sole voting and dispositive power with respect to 227,941 common shares and shared voting and dispositive power with respect to 985,079 common shares.  Prudential Financial, Inc. is a Parent Holding Company and the indirect parent of Quantitative Management Associates LLC, who is the beneficial owner of 1,213,020 common shares. Prudential Financial, Inc. is located at 751 Broad Street, Newark, New Jersey 07102-3777.

(3) Includes shares held by accounts held for the benefit of Mr. Thomas’s children.

(4) Includes 4,347 shares held by Mr. Black’s spouse, of which Mr. Black disclaims beneficial ownership

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval or Ratification of Related Person Transactions

Following our IPO and the transactions discussed below, the Company established a policy that it will not enter into any transaction required to be disclosed under Item 404 of Regulation S-K unless the compensation and nominating governance committee reviews and approves or ratifies such transaction in accordance with a written policy.  Related person transactions generally are identified in:

•            questionnaires annually distributed to the Company’s trustees and executive officers; and

•            communications made directly by the related person to the principal financial officer, the principal accounting officer or if neither are available, an officer of a similar position.

In the course of its review and approval or ratification of a disclosable related party transaction, the compensation and nominating governance committee will consider all relevant factors, including whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party. Among other relevant factors, the compensation and nominating governance committee will consider the following:

•                  the size of the transaction and the amount of consideration payable to a related person;

•                  the nature of the interest of the applicable related person;

•                  whether the transaction may involve a conflict of interest; and

•                  whether the Transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties.

The compensation and nominating governance committee may, in its discretion, engage outside counsel to review certain related person transactions. In addition, the Committee may request that the full board of trustees consider the approval or ratification of any related person transaction if it deems advisable.

Finally, it is the Company’s policy to make disclosures regarding any transactions in which the Company participates and in which any related person has a director or indirect material interest and the amount involved exceeds $120,000 to the extent required by SEC rules.

Formation Transactions

We acquired interests in the entities that own our initial properties, as well as certain other assets and liabilities, from the Ziegler Funds in the formation transactions pursuant to contribution agreements. Mr. Sweet, our Executive Vice President and Chief Investment Officer, and Mr. Theine, our Senior Vice President of Asset and Investment Management, were employees of Ziegler prior to completion of our IPO, and Mr. Baumgartner, a member of our Board, is currently an employee of Ziegler. Messrs. Sweet and Baumgartner have direct or indirect interests in one or more of the Ziegler Funds. Mr. Sweet owns a 0.11% interest in Ziegler Funds that received OP Units in connection with the formation transactions.  Mr. Baumgartner owns an indirect 0.004% interest in Ziegler Funds that received OP Units in connection with the formation transactions.

We did not conduct arm’s-length negotiations with respect to all of the terms of the formation transactions. The Ziegler Funds entered into contribution agreements with our operating partnership, pursuant to which they contributed their interests in the Ziegler Funds to our operating partnership in exchange for OP Units, upon completion of our IPO. We reimbursed one of the Ziegler Funds approximately $1 million for organizational, legal, accounting and other similar expenses incurred by such fund in connection with our IPO and the formation transactions.

The following table sets forth the consideration received by our trustees and our named executive officers in connection with the formation transactions.

Ziegler Fund Investors	Relationship with Us	Number of OP Units Received in Formation Transactions(1)	Total Value of Formation Transaction Consideration(2)
John Sweet	Executive Vice President and Chief Investment Officer	2,730	$31,395
Mark Baumgartner	Trustee Nominee	109	$1,254

(1) Based on such person’s pro rata interest in the Ziegler Funds.

(2) Based on the IPO price per share for our common shares.

We did not obtain independent third-party appraisals of our properties. Accordingly, there can be no assurance that the fair market value of the OP Units that we issue to the Ziegler Funds did not exceed the fair market value of the properties and other assets acquired by us in the formation transactions. See the discussion under Item 1A, “Risk Factors,” under the caption “Risks Related to Our Formation and Structure”—We did not use third-party appraisals of our initial properties to determine the consideration paid in the formation transactions. As a result, the value of the consideration for our initial properties in the formation transactions may exceed their aggregate fair market value.”

Registration Rights

Pursuant to the terms of the partnership agreement of our operating partnership, we agreed to file, following the date on which we become eligible to file a registration statement on Form S-3 under the Securities Act, one or more registration statements registering the issuance or resale of the common shares issuable upon redemption of the OP Units issued in connection with the formation transactions. We agreed to pay all of the expenses relating to such registration statements.

Shared Services Agreement

Our shared services agreement with Ziegler requires Ziegler to provide certain support services to us, including providing office space and administrative support, accounting support, information technology services, which include hosting and maintaining a separate and secure website, email service and other software necessary to operate our business, in a totally independent and password protected system segregated from other Ziegler sites, human resources and marketing assistance. In addition, we have access to Ziegler’s proprietary credit research on hundreds of hospitals, hospital systems and senior living operators. We believe this arrangement with Ziegler provides cost-effective support to us until such time as our portfolio and revenues reach a level that makes it cost-effective for us to internally build out our staff and other overhead.

The term of the shared services agreement is five years ending July 24, 2018 and provides for an annual fee of $650,000, payable to Ziegler in equal monthly installments. After the initial two years of the term, we may, at our option, elect to reduce the level of services under the agreement in which event the annual fee for the remaining period will be reduced to $500,000 per year payable in cash or in our common shares, at our option. The shared service fee amounted to $0.3 million in 2013.

Mr. Baumgartner is affiliated with and currently employed by Ziegler. Mr. Weiss, a member of our Board, has an “immediate family member,” as defined in NYSE Rule 303A.02, that is a managing director of Ziegler.

Indemnification of Officers and Trustees

Our declaration of trust and bylaws provide for certain indemnification rights for our trustees and officers and we have entered into an indemnification agreement with each of our executive officers and trustees, providing for procedures for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us or, at our request, service to other entities, as officers or trustees, or in other capacities, to the maximum extent permitted by Maryland law.

Trustee Independence

Under the listing requirements and rules of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. The compensation and nominating governance committee recommended to the Board of Trustees, and the Board determined, that of the seven persons who serve on our Board of Trustees, the following five trustees are “independent” based on the NYSE’s listing rules, Rule 10A-3 under the Exchange Act and the Company’s corporate governance principles: Messrs. Thompson, Anderson, Black, Weiss and Ebinger.

The audit committee consists of Messrs. Anderson, Weiss and Ebinger. Mr. Anderson is Chairman of the audit committee. The compensation and nominating governance committee recommended to the Board of Trustees, and the Board determined, that each member of the audit committee is “independent” based on the NYSE’s listing rules and that each member of the audit committee also satisfies the additional independence requirements of the SEC for members of audit committees.

The compensation and nominating governance committee consists of Messrs. Black, Thompson and Anderson. Mr. Black is Chairman of the compensation and nominating governance committee. The compensation and nominating governance committee recommended to the Board of Trustees, and the Board determined, that each member of the compensation and nominating governance committee is “independent” based on the NYSE’s listing rules and also meets the NYSE’s additional independence requirements for membership on a compensation committee.

In making the independence determinations, our Board of Trustees assessed the current and prior relationships that each nonemployee trustee has with us and all other relevant facts and circumstances, including the beneficial ownership of our common shares by each non-employee trustee. Based on these assessments, for each trustee deemed to be independent, our board of trustees made a determination that, because of the nature of the trustee’s relationships and/or the amounts involved, the trustee had no relationships with our company or our management that, in the judgment of the board, would impair the trustee’s independence.

In connection with the independence determination of Mr. Weiss, each of the compensation and nominating governance committee and our Board of Trustees considered the fact that Mr. Weiss has an “immediate family member,” as defined in NYSE Rule 303A.02, that is a managing director of Ziegler. Each of the compensation and nominating governance committee and our Board of Trustees concluded that this relationship did not impair Mr. Weiss’s independence.

A copy of the Company’s corporate governance principles is available in the Investor Relations section of our website (www.docreit.com) under the tab “Governance Documents.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

Plante & Moran, PLLC (“Plante Moran”) is the Company’s independent registered public accounting firm. The aggregate fees billed for professional services by Plante Moran in 2013 were as follows:

Audit Fees. The aggregate fees billed for professional services rendered by Plante Moran for the audit of the Company’s consolidated and combined financial statements included in this annual report, review of financial statements included in Form 10-Qs, audit of management’s assessment of internal controls, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were approximately $70,360 for the year ended December 31, 2013.

Audit Related Fees. The aggregate fees billed for assurance and related services by Plante Moran that are reasonably related to the performance of the audit or review of the Company’s consolidated and combined financial statements and are not reported under “Audit Fees” above were approximately $659,950 for the year ended December 31, 2013. Audit related services included services for matters such as audits of equity offerings, acquisitions and other domestic services.

Tax Fees. The aggregate fees billed for professional services rendered by Plante Moran for tax compliance, tax advice and tax planning were approximately $18,248 for the year ended December 31, 2013. Tax related services included preparation and review of tax returns and consultation related to tax strategies and planning, compliance and state and local tax regulatory matters.

All Other Fees. The aggregate fees billed for other professional services was $7,456.

Any audit, audit-related, tax and other fees of Plante Moran incurred by our Predecessor prior to the formation transactions in July 2013 were paid by the Ziegler Funds because the Company’s results were included in the combined financial statements of the Ziegler Funds. As a result, the amounts reported above are not necessarily representative of the fees the Company expects to pay its independent registered public accounting firm in future years.

Audit Committee Pre-Approval Policies and Procedures

The audit committee has established a pre-approval policy under which all audit and non-audit services performed by the Company’s independent registered public accounting firm must be approved in advance by the audit committee. The audit committee’s pre-approval policy provides for pre-approval of audit, audit-related, tax and certain other services specifically described by the audit committee.  The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period.  The audit committee will revise the list of pre-approved services from time to time, based on subsequent determinations. In addition, individual engagements anticipated to exceed pre-established thresholds, as well as certain other services, must be specifically pre-approved by the audit committee. The pre-approval policy also provides that the audit committee may delegate pre-approval authority to the Chairman of the audit committee provided that the decision to pre-approve is communicated to the full audit committee at its next meeting.

The services performed by Plante Moran in 2013 were pre-approved in accordance with the audit committee’s pre-approval policy.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as part of this report:

(1)                                 Financial Statements:

Physicians Realty Trust and Predecessor
Report of Independent Registered Public Accounting Firm	86
Consolidated and Combined Balance Sheets at December 31, 2013 and 2012	87
Consolidated and Combined Statement of Operations for the years ended December 31, 2013, 2012 and 2011	88
Consolidated and Combined Statements of Equity for the year ended December 31, 2013	89
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	90
Notes to Consolidated and Combined Financial Statements	91

(2)         Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation	105

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)           Exhibits:

See the Exhibit Index immediately following the signature page of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY TRUST.
Dated: March 21, 2014	/s/ JOHN T. THOMAS
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Thomas and John W. Lucey and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and
John T. Thomas	President and Trustee (Principal
	Executive Officer)	March 21, 2014

/s/JOHN W. LUCEY	Senior Vice President—Principal
John W. Lucey	Accounting and Reporting Officer
(Principal Financial and
	Accounting Officer)	March 21, 2014

/s/STANTON D. ANDERSON	Trustee	March 21, 2014
Stanton D. Anderson

/s/MARK A. BAUMGARTNER	Trustee	March 21, 2014
Mark A. Baumgartner

/s/ALBERT C. BLACK, JR.	Trustee	March 21, 2014
Albert C. Black, Jr.

/s/WILLIAM A. EBINGER, M.D.	Trustee	March 21, 2014
William A. Ebinger, M.D.

/s/TOMMY G. THOMPSON	Chairman	March 21, 2014
Tommy G. Thompson

/s/ RICHARD A. WEISS
Richard A. Weiss	Trustee	March 21, 2014

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Form of Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(1)	Form of Amended and Restated Bylaws of Physicians Realty Trust
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
10.1	(1)	Form of Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P.
10.2	(2)	Form of Physicians Realty Trust 2013 Equity Incentive Plan**
10.3	(2)	Form of Restricted Shares Award Agreement (Time Vesting)
10.4	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.5	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund I, dated as of June 19, 2013
10.6	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund II, dated as of June 19, 2013
10.7	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund III, dated as of June 19, 2013
10.8	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund IV, LP, dated as of June 19, 2013
10.9	(3)	Form of Shared Services Agreement by and among Physicians Realty Trust, Physicians Realty L.P. and B.C. Ziegler and Company
10.10	(3)

Membership Interest Purchase Agreement for the Arrowhead Commons property by and among Physicians Realty L.P., Birdie Zone, L.L.C., Ziegler Healthcare Real Estate Fund I and Ziegler-Arizona 23, LLC dated as of June 24, 2013

10.11	(3)	Form of Employment Agreement by and between Physicians Realty Trust and John T. Thomas**
10.12	(3)	Form of Employment Agreement by and between Physicians Realty Trust and Mark D. Theine**
10.13	(3)	Form of Employment Agreement by and between Physicians Realty Trust and John W. Sweet Jr.**
10.14	(3)	Form of Employment Agreement by and between Physicians Realty Trust and John W. Lucey**
10.15	(4)

Credit Agreement, dated as of August 29, 2013, among Physician Realty L.P. as Borrower, Physicians Realty Trust, certain Subsidiaries and other Affiliates of the Borrower party, as Guarantor, Regions Bank, as Administrative Agent, Regions Capital Markets, as sole Lead Arranger and Sole Book Runner, and the Lenders party thereto

10.16	(4)	Agreement of Sale and Purchase, by and between Physicians Realty L.P., a Delaware Limited Partnership, and 6800 Preston Limited, a Texas Limited Partnership, dated August 21, 2013
10.17	(5)

Assignment and Assumption Agreement of Sale and Purchase by and between Foundation Surgical Hospital Affiliates, L.L.C., a Nevada limited liability company, and DOC-FSH El Paso Medical Center, LLC, a Wisconsin limited liability company, as of August 30, 2013

10.18	(5)

Agreement of Sale and Purchase by and between HCRI Texas Properties, Ltd., a Texas limited partnership, Health Care REIT, Inc., a Delaware Corporation and Foundation Surgical Hospital Affiliates, L.L.C., a Nevada limited liability company, as of August 30, 2013

10.19	(5)

Membership Interest Contribution Agreement by and among DOC-CCSC Crescent City Surgical Centre, LLC, Crescent City Surgical Centre Facility, LLC, Physicians Realty L.P. and the Members of Crescent City Surgical Centre Facility, LLC, dated as of September 30, 2013

10.20		Assignment and Assumption of Agreement of Sale and Purchase by and between Graymark Healthcare, Inc. and DOC-Greymark HQ OKC MOB, LLC, dated September 30, 2013*
10.21		Agreement of Sale and Purchase, dated as of November 7, 2013, by and among Steele Properties I, LLC, a Nevada limited liability company, Collyn Williams and Physicians Realty L.P. *
10.22	(6)

Second Incremental Commitment Agreement and Third Amendment, dated February 21, 2014 among Physician Realty L.P. as Borrower, Physicians Realty Trust, certain Subsidiaries and other Affiliates of the Borrower, as Guarantors, the Lenders party thereto and Regions Bank as Administrative Agent

21.1		List of Subsidiaries of the Registrant*
23.1		Consent of Plante & Moran, PLLC*
24.1		Power of Attorney (included on signature page) *
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2		Certification of John W. Lucey, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1		Certification of John T. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*
32.2		Certification of John W. Lucey, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*
101.INS		XBRL Instance Document(+)

Exhibit No.	Title
101.SCH	XBRL Extension Schema Document(+)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(+)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(+)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(+)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(+)

*                                         Filed herewith

**                                  Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 14, 2013 (File No. 333-188862).

(2) Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).

(3) Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on July 3, 2013 (File No. 333-188862).

(4) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 30, 2013 (File No. 001-36007)

(5) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013 (File No. 001-36007)

(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2014 (File No. 001-36007)

(+) Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.