Form 10-Q
period 2014-03-31
Physicians Realty Trust
filed 2014-05-07
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36007

PHYSICIANS REALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Organization)	46-2519850 (IRS Employer Identification No.)

735 N. Water Street Suite 1000 Milwaukee, Wisconsin (Address of Principal Executive Offices)	53202 (Zip Code)

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

The number of the Registrant’s common shares outstanding as of May 2, 2014 was 21,632,863.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

•                  our geographic concentrations in Texas and the greater Atlanta, Georgia metropolitan area causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

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

•                  difficulties in identifying healthcare properties to acquire and complete acquisitions;

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

•                  changes in accounting principles generally accepted in the United States (or GAAP);

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this prospectus, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the Year Ended December 31, 2013 and Part II, Item 1A (Risk Factors) of this report.

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

PART I.                          Financial Information

Item 1.                                 Financial Statements

Physicians Realty Trust

Consolidated Balance Sheets

(Unaudited)

 (In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Investment properties:
Land and improvements	$44,419	$26,088
Building and improvements	313,985	192,959
Tenant improvements	5,498	5,458
Acquired lease intangibles	39,712	31,236
Property under development	225	225
	403,839	255,966
Accumulated depreciation	(30,858)	(28,427)
Net real estate property	372,981	227,539
Real estate loan receivable	6,855	—
Investment in unconsolidated entity	1,317	—
Net real estate investments	381,153	227,539
Cash and cash equivalents	10,092	56,478
Tenant receivables, net	1,403	837
Deferred costs, net	2,690	2,105
Other assets	6,513	5,901
Total assets	$401,851	$292,860
LIABILITIES AND EQUITY
Liabilities:
Debt	$159,382	$42,821
Accounts payable	722	836
Dividend payable	5,699	5,681
Accrued expenses and other liabilities	3,889	2,288
Derivative liability	356	397
Total liabilities	170,048	52,023
Equity:
Common shares, $0.01 par value, 500,000,000 shares authorized, 21,632,863 and 21,548,597 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	216	215
Additional paid-in capital	213,833	213,359
Accumulated deficit	(16,630)	(8,670)
Total shareholders’ equity	197,419	204,904
Noncontrolling interests:
Operating partnership	33,749	35,310
Partially owned properties	635	623
Total noncontrolling interest	34,384	35,933
Total equity	231,803	240,837
Total liabilities and equity	$401,851	$292,860

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Operations

(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2014
		Predecessor
	2014	2013
Revenues:
Rental revenues	$6,808	$2,497
Expense recoveries	1,070	814
Interest income on real estate loans and other	113	5
Total revenues	7,991	3,316
Expenses:
Interest expense, net	1,281	1,166
General and administrative	2,014	120
Operating expenses	1,609	1,188
Depreciation and amortization	2,416	979
Acquisition expenses	4,287	—
Management fees	—	238
Total expenses	11,607	3,691
Other income:
Change in fair value of derivative	41	74
Equity in income of unconsolidated entity	17	—
Net loss	(3,558)	$(301)
Less: Net loss attributable to noncontrolling interests —operating partnership	531
Less: Net income attributable to noncontrolling interests — partially owned properties	(66)
Net loss attributable to common shareholders	$(3,093)
Net loss per share:
Basic and diluted	$(0.15)
Weighted average common shares:
Basic and diluted	21,298,597

Dividends and distributions declared per common share and unit	$0.225

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor
Consolidated and Combined Statement of Equity

(In thousands, except shares)

(Unaudited)

	Number of Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Predecessor Equity	Total Shareholders’ and Predecessor Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Predecessor Balance
January 1, 2013	—	$—	$—	$—	$19,068	$19,068	$—	$29	$29	$19,097
Net (loss)/income	—	—	—	—	(712)	(712)	—	136	136	(576)
Transfer	—	—	—	—	36	36	—	(36)	(36)	—
Distributions	—	—	—	—	(211)	(211)	—	(209)	(209)	(420)
Balance July 24, 2013	—	—	—	—	18,181	18,181		(80)	(80)	18,101
Physicians Realty Trust
Net proceeds from sale of common shares	21,298,597	213	225,707	—	—	225,920	—	—	—	225,920
Formation Transactions	—	—	35	—	(18,181)	(18,146)	18,181	(389)	17,792	(354)
Restricted share award grants	250,000	2	431	—	—	433	—	—	—	433
Dividends declared	—	—	—	(7,009)	—	(7,009)	(1,326)	—	(1,326)	(8,335)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	—	(7,391)	—	—	(7,391)	7,391	—	7,391	—
Contributions	—	—	(5,423)	—	—	(5,423)	11,534	1,276	12,810	7,387
Distributions	—	—	—	—	—	—	—	(255)	(255)	(255)
Net (loss) income	—	—	—	(1,661)	—	(1,661)	(470)	71	(399)	(2,060)
Balance December 31, 2013	21,548,597	215	213,359	(8,670)	—	204,904	35,310	623	35,933	240,837
Restricted share award grants	84,266	1	333	—	—	334	—		—	334
Dividends/distributions declared	—	—	—	(4,867)	—	(4,867)	(832)		(832)	(5,699)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	—	198	—	—	198	(198)	—	(198)	—
Offering costs	—	—	(57)	—	—	(57)	—		—	(57)
Distributions	—	—	—	—	—	—	—	(54)	(54)	(54)
Net (loss) income	—	—	—	(3,093)	—	(3,093)	(531)	66	(465)	(3,558)
Balance March 31, 2014	21,632,863	$216	$213,833	$(16,630)	$—	$197,419	$33,749	$635	$34,384	$231,803

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
		Predecessor
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,558)	$(301)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,416	979
Amortization of deferred financing costs	148	42
Amortization of lease inducements and acquired lease intangibles	81	18
Straight-line rental revenue	(652)	(5)
Equity in income of unconsolidated entity	(17)	—
Change in fair value of derivative	(41)	(74)
Provision for bad debts	6	9
Non-cash share compensation	356	—
Change in operating assets and liabilities:
Tenant receivables	(591)	68
Other assets	6	18
Accounts payable to related parties	—	134
Accounts payable	(114)	(216)
Accrued expenses and other liabilities	1,580	39
Net cash (used in) provided by operating activities	(380)	711
Cash Flows from Investing Activities:
Acquisition of investment properties, net	(138,779)	(257)
Real estate loan receivable	(6,836)	—
Leasing commissions	(5)	—
Cash used in investing activities	(145,620)	(257)
Cash Flows from Financing Activities:
Offering costs	(57)	—
Proceeds from credit facility borrowings	80,000	—
Proceeds from issuance of debt	26,550	204
Debt issuance costs	(761)	—
Payments on debt	(384)	(432)
Dividends paid - shareholders	(4,848)	—
Distributions to noncontrolling interest— operating partnership	(832)	—
Distributions to members and partners	—	(70)
Distributions to noncontrolling interest — partially owned properties	(54)	(108)
Net cash provided by (used in) financing activities	99,614	(406)
Net (decrease) increase in cash and cash equivalents	(46,386)	48
Cash and cash equivalents, beginning of period	56,478	2,614
Cash and cash equivalents, end of period	$10,092	$2,662
Supplemental disclosure of cash flow information — interest paid during the period	$1,025	$1,049
Supplemental disclosure of noncash activity — assumed debt	$10,800	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor
Notes to Consolidated and Combined Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of March 31, 2014, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

The Trust is a self-managed real estate investment trust (“REIT”) formed primarily to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems.

Initial Public Offering and Formation Transactions and Follow-On Public Offering

Pursuant to the IPO, the Trust issued an aggregate of 11,735,597 common shares, including common shares issued upon exercise of the underwriters’ overallotment option, and reserved approximately $123.8 million of net proceeds. The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 common units of partnership interest (“OP Units”). Concurrently with the completion of the IPO, the Trust acquired, through a series of contribution transactions, the entities that own the 19 properties that comprised the Trust’s initial properties from four healthcare real estate funds (the “Ziegler Funds”), as well as certain operating assets and liabilities. The Trust determined that the Ziegler Funds constitute the Trust’s accounting predecessor (the “Predecessor”). The Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial 19 properties in the Trust’s portfolio. The combined historical data for the Predecessor is not necessarily indicative of the Trust’s future financial position or results of operations. In addition, at the completion of the IPO, the Trust entered into a shared services agreement with B.C. Ziegler & Company (“Ziegler”) pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee.

To acquire the ownership interests in the entities that own the 19 properties included in the Trust’s initial properties, and certain other operating assets and liabilities, from the Ziegler Funds, the Operating Partnership issued to the Ziegler Funds an aggregate of 2,744,000 OP Units, having an aggregate value of approximately $31.6 million based on the price to the public per share in the IPO. These formation transactions were effected concurrently with the completion of the IPO.

The net proceeds from the IPO, inclusive of shares issued pursuant to the exercise of the underwriters’ overallotment option, were approximately $123.8 million (after deducting the underwriting discount and expenses of the IPO and the formation transactions payable by the Trust). The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 OP Units on July 24, 2013, and upon closing of the IPO, the Trust owned a 79.6% interest in the Operating Partnership. The Operating Partnership used a portion of the IPO proceeds received from the Trust to purchase the 50% interest in the Arrowhead Commons property not owned by the Ziegler Funds for approximately $850,000, after which the Operating Partnership became the 100% owner of the property, and to pay certain expenses related to debt transfers and the Trust’s senior secured revolving credit facility. The balance of the net proceeds was subsequently invested in healthcare properties.

On December 11, 2013, the Trust completed a public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $103.1 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s senior secured revolving credit facility and for general corporate and working capital purposes, funding possible future acquisitions, including any pending acquisitions, and development activities.

Because the IPO and the formation transactions were completed on July 24, 2013, the Trust had no operations prior to that date.  References in these notes to the consolidated and combined financial statements of Physicians Realty Trust signify the Trust for the period from July 24, 2013, the date of completion of the IPO and the formation transactions, and of the Predecessor for all prior periods.

Note 2—Summary of Significant Accounting Policies

The accompanying unaudited consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2014 and 2013 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 21, 2014.

Principles of Consolidation

Property holding entities and other subsidiaries of which the Trust owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which the Trust owns less than 100% of the equity interest, the Trust consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Trust records a non-controlling interest representing equity held by non-controlling interests.

The Trust continually evaluates all of its transactions and investments to determine if they represent variable interests in a variable interest entity (“VIE”). If the Trust determines that it has a variable interest in a VIE, the Trust then evaluates if it is the primary beneficiary of the VIE. The evaluation is a qualitative assessment as to whether the Trust has the ability to direct the activities of a VIE that most significantly impact the entity’s economic performance. The Trust consolidates each VIE in which it, by virtue of or transactions with the Trust’s investments in the entity, is considered to be the primary beneficiary.

The Trust consolidates the following VIE for which it is the primary beneficiary:

In 2005, Ziegler Florida 4, LLC (Florida 4) entered into an agreement with CED SS II, LLC (CED) to form Ziegler CED Summerfield Square, LLC (Summerfield). Summerfield is in the business of property development. Florida 4 contributed $0.6 million of cash in exchange for a 40 percent interest in Summerfield. CED agreed to manage the development efforts of Summerfield and assume certain risks of project overruns in exchange for a 60 percent interest in Summerfield. Florida 4 is the primary beneficiary of Summerfield because Florida 4 has the power to direct activities of Summerfield that most significantly impact Summerfield’s economic performance. Those activities include management oversight and negotiation of unit sales related to the property. As of March 31, 2014 and December 31, 2013 property under development was approximately $0.2 million.

Noncontrolling Interests

Operating Partnership: Net income or loss is allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units held by the noncontrolling interests and the Trust. Issuance of additional Common Shares and OP Units changes the ownership interests of both the noncontrolling interests and the Trust. Such transactions and the related proceeds are treated as capital transactions.

In connection with the closing of the IPO, the Trust and the Operating Partnership completed related formation transactions pursuant to which the Operating Partnership acquired from the Ziegler Funds, the Ziegler Funds’ ownership interests in 19 medical office buildings located in ten states in exchange for an aggregate of 2,744,000 OP Units.

In connection with the acquisition of a surgical center hospital in the New Orleans, Louisiana metropolitan area for approximately $37.5 million, on September 30, 2013, the Operating Partnership partially funded the purchase price by issuing 954,877 OP Units valued at approximately $11.5 million on the date of issuance.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors.  As of March 31, 2014, the Trust held an 85.4% interest in the Operating Partnership.  As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

Holders of OP Units may not transfer their units without the Trust’s prior written consent, as general partner of the Operating Partnership.  Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or, for common shares on a one-for-one basis.  Such election to pay cash or issue shares to satisfy an OP Unit holder’s redemption request is solely within the control of the Trust.  Accordingly, the Trust presents the OP Units of the Operating Partnership held by the Predecessor’s prior investors and other investors as noncontrolling interests within equity in the consolidated balance sheet.

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated and combined statement of operations.

Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between land and building based upon their fair values at the date of acquisition.  A property acquired with an existing lease is accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations, and recorded at fair value.

Investments in Unconsolidated Entities

The Trust reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.  Under this method of accounting, the Trust’s share of the investee’s earnings or losses is included in its consolidated and combined statement of operations.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest.

Real Estate Loans Receivable

Real estate loans receivable consists of a mezzanine loan.  Interest income on the loan is recognized as earned based on the terms of the loan subject to evaluation of collectability risks and is included in the Trust’s consolidated and combined statement of operations.

Dividends and Distributions

On March 31, 2014, the Trust’s Board of Trustees declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2014.  The dividend was paid on April 24, 2014 to common shareholders and common OP unit holders of record on April 18, 2014.

Impairment of Real Estate Property

The Trust evaluates the recoverability of the recorded amount of real estate property whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If the Trust determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. Fair value is determined using a discounted future cash flow analysis.

The Trust did not recognize any impairment for the three months ended March 31, 2014, nor did the Predecessor in the comparative period presented.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were $2.6 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses.  Rental revenue is reduced by amortization of lease inducements and above market rents and increased by amortization of below market rents on certain leases.  Lease inducements, above market rents and below market rents are amortized over the average remaining life of the lease.

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

Earnings Per Share

The Trust calculates earnings per share based upon the weighted average shares outstanding during the period.  Diluted earnings per share is calculated after giving effect to all potential diluted shares outstanding during the period.  There were 175,988 potentially dilutive shares outstanding related to the 2013 Equity Incentive Plan during the three months ended March 31, 2014. However, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive.  As a result, the number of outstanding shares was the same for basic and diluted earnings per share.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the amounts of revenue and expenses reported in the period. Significant estimates are made for the valuation of real estate and property, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the consolidated financial position or results of operations.

Note 3—Acquisitions and Investments

During the quarter ended March 31, 2014, the Trust completed acquisitions of 13 operating healthcare properties located in five states for an aggregate purchase price of approximately $147.4 million as summarized below (in thousands):

Property(1)	Location	Acquisition Date	Purchase Price
Foundations San Antonio Surgical Hospital(2)	San Antonio, TX	February 19, 2014	$25,556
Eagles Landing Family Practice 4 MOBs(2)	Atlanta, GA	February 19, 2014	$20,800
21st Century Oncology 4 MOBs(3)	Sarasota, FL	February 26, 2014	$17,486
Foundations San Antonio MOB(3)	San Antonio, TX	February 28, 2014	$6,800
Peachtree Dunwoody MOB(3)	Atlanta, GA	February 28, 2014	$36,726
LifeCare LTACH(2)	Fort Worth, TX	March 28, 2014	$27,160
LifeCare LTACH(2)	Pittsburgh, PA	March 28, 2014	$12,840

(1)         “MOB” means medical office building and “LTACH” means long term acute care hospital.

(2)         The Trust accounted for these acquisitions as asset acquisitions and capitalized $0.4 million of total acquisition costs to the basis of the properties

(3)         The Trust accounted for these acquisitions under the acquisition method and expensed total acquisition costs of $4.3 million.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land	$18,331
Building and improvements	121,472
In-place lease intangible	7,585
Above market in-place lease intangible	891
Investment in unconsolidated entity	1,300
Debt assumed	(10,800)
Net assets acquired	$138,779

On January 2, 2014, the Trust completed a $6.9 million mezzanine loan (“Mezzanine Loan”) to affiliates controlled by MedProperties Holdings, LLC, a Dallas, Texas based private investor in medical facilities (“MedProperties”).  The Mezzanine Loan is secured by MedProperties’ ownership interest in two special purpose entities that own a surgical hospital located in San Antonio, Texas (the “Surgical Hospital”) and an inpatient rehabilitation facility located in Scottsdale, Arizona (the “Rehab Hospital,” and together with the Surgical Hospital, the “Hospitals”). The Mezzanine Loan has a five year, interest-only term and bears interest at a rate of 9.0% per annum. As part of the consideration for providing the Mezzanine Loan, the Trust has an option to acquire the property leased to the Hospitals at a formula purchase price during year four of the Mezzanine Loan based on a fixed capitalization rate.

The Trust completed the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.  Such land is leased to the Trust pursuant to a long-term ground lease.  The Trust is accounting for this investment under the equity method of accounting.

Unaudited Pro Forma Financial Information

The following table illustrates the effect on net income, earnings per share —basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2014 (in thousands, except per share amounts):

Three Months Ended
March 31, 2014
Revenue	$4,329
Net income	1,795
Net income available to common shareholders	1,533
Earnings per share — basic and diluted	$0.07
Weighted average common shares — basic and diluted	21,298,597

Note 4—Intangibles

The following is a summary of the carrying amount of acquired lease intangibles as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
In-place leases	$36,641	$(8,759)	$27,882	$29,056	$(8,080)	$20,976
Above market leases	3,071	(95)	2,976	2,180	(48)	2,132
Total	$39,712	$(8,854)	$30,858	$31,236	$(8,128)	$23,108

Amortization expense related to intangible in-place leases was $0.7 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. For both the three months ended March 21, 2014 and 2013, rental revenues were reduced by $0.05 million from the amortization of above market lease intangibles.  Future aggregate amortization of the acquired lease intangibles as of March 31, 2014, is as follows (in thousands):

Assets
2014	$2,777
2015	3,684
2016	3,671
2017	3,495
2018	3,139
Thereafter	14,092
Total	$30,858

The weighted average amortization period for lease intangibles is 11 years.

Note 5—Debt

The following is a summary of debt as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
$140 million senior secured revolving credit facility bearing interest at floating rates, due August 2016, collateralized by twelve properties with a net book value of $133,140.	$80,000	$—
Mortgage notes, bearing fixed interest from 4.82% to 6.58%, with a weighted average interest rate of 5.26%, and due in 2016, 2017, 2018, 2019, 2021 and 2022 collateralized by nine properties with a net book value of $50,380.	74,883	38,288
Mortgage note, bearing variable interest of LIBOR plus 2.65% and due in 2017	4,499	4,533

Total debt	$159,382	$42,821

Senior Secured Credit Facility:

On August 29, 2013, the Trust and the Operating Partnership entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). On November 8, 2013, the Trust agreed with the lenders to increase the total amount available under the credit agreement from $75 million to $90 million. On February 21, 2014, the Trust agreed with the lenders to increase the total amount available under the Trust’s senior secured revolving credit facility from $90 million to $140 million. Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the revolving credit facility to up to $250 million. The amount available to the Trust under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the credit facility.

The Credit Agreement has a three-year term with an initial maturity date of August 29, 2016. Subject to the terms of the Credit Agreement, the Operating Partnership has the option to extend the term of the Credit Agreement to August 29, 2017.

The obligations of the Operating Partnership under the Credit Agreement are guaranteed by the Trust and certain of its subsidiaries. In addition, the Credit Agreement provides for security in the form of, among other things, mortgage liens on certain properties owned by the Operating Partnership that comprise the borrowing base.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Credit Agreement also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Agreement.  As of March 31, 2014, the

Trust was in compliance with all financial covenants.

As of March 31, 2014, there were $80 million of outstanding borrowings under the Trust’s Credit Agreement and $3.4 million is available to borrow without adding additional properties to the borrowing base securing the Credit Agreement.

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

On February 19, 2014, the Trust assumed debt of approximately $10.8 million in connection with the purchase of a surgical hospital located in San Antonio, Texas.  The loan was recorded at estimated fair value equal to its outstanding principal balance of $10.8 million at the assumption date.  The loan has a remaining term of approximately eight years, monthly interest and principal payments of $0.1 million, and bears interest at a rate of 5.00% per annum until July 2018, after which the rate will be the greater of the prime rate plus 1.75% per annum or 5.00% per annum.

Scheduled principal payments due on debt as of March 31, 2014, are as follows (in thousands):

2014	$1,353
2015	1,869
2016	89,427
2017	28,664
2018	5,498
Thereafter	32,571
Total	$159,382

Note 6—Stock-based Compensation

The Trust follows ASC 718 in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.  Share-based payments classified as liability awards are marked to fair value at each reporting period.

Certain of the Trust’s employee stock awards vest only upon the achievement of performance targets. ASC 718 requires recognition of compensation cost only when achievement of performance conditions is considered probable.  Consequently, the Trust’s determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets.  Additionally, the Trust must make estimates regarding employee forfeitures in determining compensation expense.  Subsequent changes in actual experience are monitored and estimates are updated as information is available.

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan which made available 600,000 restricted shares to be administered by the Compensation and Nominating Governance Committee of the Board of Trustees.  The committee has broad discretion in administering the terms of the plan.  Restricted shares granted under the plan are eligible for dividends as well as the right to vote.  The Trust granted to management and the Board of Trustees 250,000 restricted common shares upon completion of the IPO under the Trust’s 2013 Equity Incentive Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. In March 2014, an additional 84,266 restricted common shares were granted to management and the Board of Trustees.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	250,000	$11.50
Granted	84,266	13.47
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2014	334,266	$12.00

For all service awards, we record compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period.  For the three months ended March 31, 2014, the Trust recognized non-cash share compensation of $0.3 million.  Unrecognized compensation expense at March 31, 2014 was $4.1 million.  The Trust’s compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2014, under the Trust’s 2013 Equity Incentive Plan, the Trust granted 55,680 performance-based restricted share units at target level to management, which are subject to various performance measurements and a three year service period.  Also, each restricted share unit contains one dividend equivalent.  The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.  For the three months ended March 31, 2014, the Trust recognized non-cash share unit compensation of $0.02 million.  Unrecognized compensation expense at March 31, 2014 was $0.8 million.

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

The derivative instrument (Note 9) consists solely of an interest rate swap that is not traded on an exchange and is recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs.

The Trust measures its interest rate swap at fair value on a recurring basis. The fair value of ($0.4) million and $(0.4) million as of March 31, 2014 and December 31, 2013, respectively, is based on primarily Level 2 inputs described above.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  This generally includes assets subject to impairments.  There were no such assets measured at fair value as of March 31, 2014.

The carrying amounts of cash and cash equivalents, tenant receivables, payables, accrued interest, and the Credit Agreement are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for mortgage notes are estimated based on rates currently prevailing for similar instruments of similar maturities.

The following table presents the fair value of other financial instruments (in thousands). The swap is measured at fair value on a recurring basis.

	March 31,		December 31,
	2014		2013
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$10,092	$10,092	$56,478	$56,478
Real estate loan receivable	$6,855	$6,855	$—	$—

Mortgage notes	$79,382	$80,242	$42,821	$44,130
Derivative liability	$356	$356	$397	$397

Note 8—Derivative Financial Instruments

The Trust is exposed to certain risks in the normal course of its business operations. One risk relating to the variability of interest on variable rate debt is managed through the use of derivatives. All derivative financial instruments are reported in the balance sheet at fair value.  The Trust has elected not to apply hedge accounting to its derivative financial instrument.

Generally, the Trust enters into swap relationships such that changes in the fair value or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

The Trust and the Predecessor held a swap to pay fixed/receive variable interest rates with a total notional amount of $7.9 million as of each of March 31, 2014 and December 31, 2013.  Gains recognized on the interest rate swap of $0.04 million and $0.07 million were included in change in fair value of derivatives, net in the consolidated and combined statements of operations for the three months ended March 31, 2014 and 2013, respectively.

Note 9—Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2014 through 2028. As of March 31, 2014, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2014	$25,440
2015	34,193
2016	33,818
2017	33,601
2018	31,653
Thereafter	264,848
Total	$423,553

Note 10—Rent Expense

The Trust leases the land upon which three of its properties are located from third party land owners pursuant to separate ground leases.  The ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 68 years remaining, excluding extension options. As of March 31, 2014, the future minimum lease obligations under non-cancelable ground leases were as follows (in thousands):

2014	$210
2015	287
2016	295
2017	304
2018	313
Thereafter	26,091
Total	$27,500

Note 11—Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share. As the three months ended March 31, 2014 resulted in a net loss, there is no dilution to earnings per share (in thousands, except share and per share data):

Three Months Ended March 31,
2014
Numerator for earnings per share — basic and diluted:
Net loss	$(3,558)
Less: Loss allocable to noncontrolling interests	465
Numerator for earnings per share — basic and diluted	$(3,093)
Denominator for earnings per share - basic and diluted shares:	21,298,597
Basic and diluted earnings per share	$(0.15)

Note 12—Related Party Transactions

The Trust has entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee. The shared service fee was $0.2 million for the three months ended March 31, 2014, and is recorded in general and administrative expense in the consolidated statement of operations.

Ziegler charged the Predecessor an annual management fee equal to 2 percent of the total capital commitments. Total management fees charged to the Predecessor were $0.2 million for the three months ended March 31, 2013. The Trust did not incur a management fee for the three months ended March 31, 2014.

Note 13 — Subsequent Events

Events subsequent to March 31, 2014, were evaluated through the date these financials statements were issued.

On April 4, 2014, the Audit Committee of the Board of Trustees completed a “Response for Proposal” process to determine whom to engage to perform the Trust’s independent public audit for the fiscal year ended December 31, 2014.  As a result of that process, which included Plante & Moran, PLLC, the independent registered public accounting firm that performed audit and other assurance services for the Trust’s Predecessor and for the Trust for the fiscal year ended December 31, 2013, the Audit Committee determined that it was in the best interest of the Trust to appoint Ernst & Young LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2014. Additional information regarding the change in the Trust’s independent registered public accounting firm can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2014.

The Trust, through subsidiaries of its operating partnership, closed on the below acquisitions (in thousands):

Property(1)	Location	Acquisition Date	Purchase Price
Pinnacle Health 2 MOBs	Wormleysburg & Carlisle, PA	April 22, 2014	$9,300
South Bend MOB	Mishawaka, IN	April 30, 2014	$14,900
Grenada MOB	Grenada, MS	April 30, 2014	$7,100

(1)         “MOB” means medical office building.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the Year Ended December 31, 2013.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ending December 31, 2013, upon the filing of our federal income tax return for such year.

We completed our IPO, pursuant to which we issued an aggregate of 11,753,597 common shares, including shares issued upon exercise of the underwriters’ overallotment option, and received approximately $123.8 million of net proceeds. We contributed the net proceeds of the IPO to our Operating Partnership in exchange for 11,753,597 OP Units. Simultaneously with the closing of our IPO, we completed a series of related formation transactions pursuant to which we acquired 19 medical office buildings located in ten states with approximately 524,048 net leasable square feet in exchange for 2,744,000 OP Units, and the assumption of approximately $84.3 million of debt related to such properties. We used the net proceeds of the IPO to repay approximately $36.9 million of such debt, to purchase the 50% interest in the Arrowhead Common property not owned by the Ziegler Funds for approximately $850,000, after which we became the 100% owner of that property, and to pay certain expenses related to the assumption of debt and our senior secured revolving credit facility. In addition, at the completion of the IPO, we entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to us in exchange for an annual fee.

We have entered into a $75 million senior secured revolving credit facility and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes. Subject to the satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility up to $250 million. On November 8, 2013, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. As of  March 31, 2014, we had approximately $79.4 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and had $80 million of outstanding borrowings under our senior secured revolving credit facility.

Following completion of our IPO and related formation transactions through December 31, 2013, we completed the acquisitions of eight healthcare properties located in six states containing an aggregate of 377,295 net leasable square feet for an aggregate of approximately $136.4 million using proceeds from the IPO, borrowings under our senior secured revolving credit facility and issuance of OP units. One of the eight healthcare property acquisitions was the Crescent City Surgical Centre in New Orleans, Louisiana, which was acquired in September 2013 for approximately $37.5 million. As partial payment of the purchase price for the property, we issued an aggregate of 954,877 OP Units to the sellers of that property valued at approximately $11.5 million (based on the average three-day closing price of our common shares on the NYSE prior to closing).  Also, during 2013, we acquired approximately 40% and 35% of the joint venture interests we did not own with respect to two of our existing properties, which resulted in our 100% ownership of those properties.

On December 11, 2013, we completed a public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $103.1 million. We contributed the net proceeds of this offering to our operating partnership in exchange for OP Units, and our operating partnership used the net proceeds of the public offering to repay borrowings under our senior secured revolving credit facility and for general corporate and working capital purposes, funding possible future acquisitions, including any pending acquisitions, and development activities.

During the quarterly period ended March 31, 2014, we have completed seven acquisitions of 13 healthcare properties located in five states containing an aggregate of 550,670 net leasable square feet for an aggregate of approximately $147.4 million as summarized below using proceeds from our December 2013 public offering, borrowings under our senior secured revolving credit facility and mortgage financing on existing properties.

Property(1)	Location	Acquisition Date	Square Footage	Purchase Price (in thousands)

Foundations San Antonio Surgical Hospital	San Antonio, TX	February 19, 2014	45,954	$25,556
Eagles Landing Family Practice 4 MOBs	Atlanta, GA	February 19, 2014	68,711	$20,800
21st Century Oncology 4 MOBs	Sarasota, FL	February 26, 2014	46,895	$17,486
Foundations San Antonio MOB	San Antonio, TX	February 28, 2014	22,832	$6,800
Peachtree Dunwoody MOB	Atlanta, GA	February 28, 2014	131,368	$36,726
LifeCare LTACH	Fort Worth, TX	March 28, 2014	80,000	$27,160
LifeCare LTACH	Pittsburgh, PA	March 28, 2014	154,910	$12,840

(1)         “MOB” means medical office building and “LTACH” means long term acute care hospital.

Also, we completed the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.  Such land is leased to us pursuant to a long-term ground lease.

As of March 31, 2014, our portfolio consisted of 40 properties located in 14 states with approximately 1,452,013 net leasable square feet, which were approximately 93.45% leased with a weighted average remaining lease term of approximately 10.1 years and approximately 60.5% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system and approximately 65.2% of the net leasable square footage of our properties is located within approximately 1/4 mile of a hospital campus. We receive a cash rental stream from these healthcare providers under our leases. Approximately 88.1% of the annualized base rent payments from our properties as of March 31, 2014 are from triple net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. We seek to structure our triple net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 2%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2014, leases representing 1.5%, 1.7% and 4.7% of leasable square feet in our portfolio will expire in 2014, 2015 and 2016, respectively.

We did not conduct business operations prior to completion of our IPO on July 24, 2013, therefore, the financial information herein for periods prior to July 24, 2013 reflects the operations of the four healthcare real estate funds managed by Ziegler, which we refer to as the Ziegler Funds or the Predecessor, from whom we acquired the equity interests in the 19 properties that constituted our initial properties upon completion of our IPO and formation transactions. We determined the Ziegler Funds to be our accounting predecessor. The financial information herein since July 24, 2013 reflect our operations since completion of the IPO and formation transactions and include the results of operations of the 21 acquisition properties from the date of our acquisition.

We are a Maryland real estate investment trust and will elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ending December 31, 2013, upon the filing of our federal income tax return for such year. We conduct our business through an UPREIT structure in which our properties are owned by our operating partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our operating partnership and, as of March 31, 2014, own approximately 85.4% of the partnership interests in our operating partnership.

Property Acquisitions Subsequent to March 31, 2014

The Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions (in thousands):

Property(1)	Location	Acquisition Date	Purchase Price
Pinnacle Health 2 MOBs	Wormleysburg & Crlisle, PA	April 22, 2014	$9,300
South Bend MOB	Mishawaka, IN	April 30, 2014	$14,900
Grenada MOB	Grenada, MS	April 30, 2014	$7,100

(1)                                 “MOB” means medical office building.

Other Recent Developments

On January 2, 2014, we closed our previously announced mezzanine loan in the approximate amount of $6.9 million (“Mezzanine Loan”) to entities controlled by MedProperties, L.L.C., a Dallas, Texas based private investor in medical facilities (“MedProperties”). The Mezzanine Loan is secured by MedProperties’ ownership interest in two special purpose entities that own a surgical hospital located in San Antonio, Texas (the “Surgical Hospital”) and an inpatient rehabilitation facility located in Scottsdale, Arizona (the “Rehab Hospital,” and together with the Surgical Hospital, the “Hospitals”). The Mezzanine Loan has a five-year term, is interest only during the term and bears interest at a 9% fixed annual interest rate. As part of the consideration for providing the Mezzanine Loan, the Company has an option to acquire the property leased to the Hospitals at a formula purchase price during year 4 of the Mezzanine Loan based on a fixed capitalization rate.

On January 10, 2014, we completed a $7.8 million mortgage financing on Foundation Surgical Affiliates Medical Care Building in Oklahoma City, Oklahoma.  The loan has a seven-year term and bears interest at a rate of 4.71% per annum.

On January 14, 2014, we completed a $18.8 million mortgage financing on Crescent City Surgical Centre in New Orleans, Louisiana.  The loan has a five year term, interest only payments and bears interest at a rate of 5.0% per annum.  Also, we completed the acquisition of a 40% ownership interest in the entity that owns the land, and from whom we lease, at Crescent City Surgical Centre for $1.3 million.

On April 4, 2014, the Audit Committee of the Board of Trustees completed a “Response for Proposal” process to determine whom to engage to perform the Trust’s independent public audit for the fiscal year ended December 31, 2014.  As a result of that process, which included Plante & Moran, PLLC, the independent registered public accounting firm that performed audit and other assurance services for the Trust’s Predecessor and for the Trust for the fiscal year ended December 31, 2013, the Audit Committee determined that it was in the best interest of the Trust to appoint Ernst & Young LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2014. Additional information regarding the change in the Trust’s independent registered public accounting firm can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2014.

Components of Our Revenues, Expenses and Cash Flow

The financial information of our Predecessor, the Ziegler Funds, prior to completion of the IPO, reflects a different structure than our operations following the inception of operations upon completion of our IPO and as a result, the results of operations of the Predecessor and our results since our inception of operations may not be comparable.  While the financial presentation of revenues pursuant to the leases at the properties in our initial portfolio and certain expenses, such as depreciation and amortization, are substantially consistent for the Predecessor and for us, the expense structure of our company since completion of the IPO and the formation transactions differs from the historical expense structure of the Predecessor.  During the periods of financial information for the Predecessor, the Ziegler Funds had no direct employees and paid a fixed annual management fee to B.C. Ziegler & Company (“Ziegler”), which managed the operations of the Ziegler Funds.  By contrast, as a self-managed REIT, we do not pay management fees to third parties (other than to third party property management companies with respect to certain of our properties) but rather we pay cash and other forms of compensation to our officers and employees.  Also, effective upon completion of the formation transactions, we entered into a Shared Services Agreement with Ziegler pursuant to which we pay Ziegler a fixed annual fee for office space, IT support, accounting support and similar services.  In addition, as a public reporting company, we have incurred and expect to continue to incur certain expenses, such as legal and accounting expenses relating to SEC reporting and other matters that were not incurred historically by the Predecessor, which was not a public reporting company.

Revenues

Revenues consist primarily of the rental revenues and property operating expense recoveries we collect from tenants pursuant to our leases. Additionally, we recognize certain cash and non-cash revenues. These cash and non-cash revenues are highlighted below.

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants and straight-lining of contractual rents reduced by lease inducement and above market lease amortization.

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

Interest income on real estate loans. Represents interest income on a mezzanine loan.  Interest income on the loan is recognized as earned based on the terms of the loan subject to evaluation of collectability risks.

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

Acquisition expenses.  Acquisition costs are costs we incur in pursuing and closing property acquisitions accounted for as business combinations.  These costs include legal, accounting, valuation, other professional or consulting fees and the compensation of certain employees who dedicate substantial all of their time to acquisition related job functions.  We account for acquisition related costs as expenses in the period in which the costs are incurred and the services are received.

Interest expense, net.  We recognize the interest expense we incur on our borrowings as interest expense.  Additionally, we incur amortization expense for charges such as legal fees, commitment fees and arrangement fees that reflect costs incurred with arranging certain debt financings.  We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred as a component of interest expense.

Change in fair value of derivative, net. We have implemented Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated and combined statements of operations.

Equity in income of unconsolidated entity.  We recognize our 40% share of earnings and losses from the entity that owns the land under Crescent City Surgical Centre.

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

Cash flows from financing activities. Cash flows from financing activities consist of cash we receive from debt and equity financings. This cash provides the primary basis for investments in new properties and capital expenditures. While we may invest a portion of our cash from operations into new investments, as a result of the distribution requirements to maintain our REIT status, it is likely that additional debt or equity financings will finance the majority of our investment activity. Cash used in financing activities consists of repayment of debt and distributions paid to shareholders and OP Unit holders.

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

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013.  The 2013 results disclosed in this report reflect only the results of the Predecessor.

The following table summarizes our results of operations for the three months ended March 31, 2014 and the historical operations of our Predecessor for the three months ended March 31, 2013 (in thousands):

	2014	2013	Change	%
Revenues:
Rental revenues	$6,808	$2,497	$4,311	172.6
Expense recoveries	1,070	814	256	31.4
Interest income on real estate loans and other	113	5	108	2,160.0
Total revenues	7,991	3,316	4,675	141.0
Expenses:
Interest expense	1,281	1,166	115	9.9
General and administrative	2,014	120	1,894	1,578.3
Operating expenses	1,609	1,188	421	35.4
Depreciation and amortization	2,416	979	1,437	146.8
Acquisition expenses	4,287	—	4,287	NM
Management fees	—	238	(238)	-100.0
Total expenses	11,607	3,691	7,916	214.5
Other income:
Change in value of derivative	41	74	33	-44.6
Equity in income of unconsolidated entity	17	—	17	NM
Net loss	$(3,558)	$(301)	$(3,257)	1,082.1

NM = Not Meaningful

Revenues

Total revenues increased $4.7 million, or 141.0%, for the three months ended March 31, 2014 as compared to the Predecessor’s three months ended March 31, 2013. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $4.3 million, or 172.6%, from $2.5 million for the three months ended March 31, 2013 to $6.8 million for the three months ended March 31, 2014.  The increase in rental revenues primarily resulted from eight property acquisitions which closed in the third and fourth quarters of 2013 and 13 property acquisitions that closed in the first quarter of 2014 and resulted in an additional $4.4 million in revenue for the three months ended March 31, 2014.

Expense recoveries. Expense recoveries increased $0.3 million, or 31.4%, for the three months ended March 31, 2014 as compared to the Predecessor’s three months ended March 31, 2013.  The increase is primarily due to additional expense recoveries related to the properties acquired in the third and fourth quarters of 2013 and first quarter of 2014.

Interest income on real estate loans and other.  Interest income on real estate loans and other increased $0.1 million for the three months ended March 31, 2014 as compared to the Predecessor’s three months ended March 31, 2013. The increase is due to the mezzanine loan transaction completed on January 2, 2014.

Expenses

Total expenses increased by $7.9 million, or 214.5%, for the three months ended March 31, 2014 as compared to the Predecessor’s three months ended March 31, 2013. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended March 31, 2014 was $1.3 million compared to $1.2 million for the Predecessor for the three months ended March 31, 2013, representing an increase of $0.1 million, or 9.9%. The increase of $0.1 million was the result of an increase in interest on new mortgage debt of $0.4 million and $0.3 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit, partially offset by the decrease in interest on mortgage debt of $0.5 million due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO. Also, interest expense was partially offset by the accelerated amortization of deferred financing costs due to mortgage re-financings of $0.1 million during the three months ended March 31, 2013.

General and administrative. General and administrative expenses increased $1.9 million or 1,578.3%, from $0.1 million during the three months ended March 31, 2013 to $2.0 million during the three months ended March 31, 2014. The increase included salaries and benefits of $0.7 million (including non-cash share compensation of $0.3 million), professional fees of $0.7 million and other administrative costs of $0.5 million.

Operating expenses. Operating expenses increased $0.4 million or 35.4%, from $1.2 million during the three months ended March 31, 2013 to $1.6 million during the three months ended March 31, 2014.  The increase is primarily due to the properties acquired in the third and fourth quarters of 2013 and first quarter of 2014 which resulted in an additional $0.3 million of operating expenses.

Depreciation and amortization. Depreciation and amortization increased $1.4 million, or 146.8%, from $1.0 million during the three months ended March 31, 2013 to $2.4 million during the three months ended March 31, 2014.  The increase in depreciation and amortization was primarily from the properties acquired in the third and fourth quarters of 2013 and first quarter of 2014 and resulted in an additional $1.4 million in depreciation and amortization for the three months ended March 31, 2014.

Acquisition expenses. Acquisition expenses were $4.3 million for the three months ended March 31, 2014 and included a $3.2 million prepayment penalty on the repayment of mortgage debt on one acquisition.  The Predecessor did not incur any acquisition expenses in the three months ended March 31, 2013.  During the 2014 period, we acquired $148.7 million of real estate.

Management fees. The Predecessor incurred $0.2 million of management fees in the three months ended March 31, 2013.  We do not incur these management fees.  No management fees were incurred by the Trust in the three months ended March 31, 2014.

Change in value of derivative.  The change in value of derivatives, net for the three months ended March 31, 2014 was $0.04 million compared to $0.07 million for the Predecessor for the three months ended March 31, 2013, representing a decrease of $0.03 million, or 44.6%. The decrease was the result of increasing interest rates and their effect on the valuation of this liability.

Equity in income of unconsolidated entity.  The change in equity income from unconsolidated entity for the three months ended March 31, 2014 was $0.02 million. The increase is the result of the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.

Net loss.  Net loss for the three months ended March 31, 2014 was $3.6 million compared to net loss of the Predecessor of $0.3 million for the three months ended March 31, 2013, due to the reasons described above.

Cash Flows

Three months ended March 31, 2014 compared to three months ended March 31, 2013 (In thousands):

	2014	2013
Cash (used in) provided by operating activities	$(380)	$711
Cash used in investing activities	(145,620)	(257)
Cash provided by(used in) financing activities	99,614	(406)
(Decrease) increase in cash and cash equivalents	$(46,386)	$48

Cash flows from operating activities. Cash flows used in operating activities was $0.4 million during the three months ended March 31, 2014 compared to cash flow provided by operating activities of the Predecessor of $0.7 million during the three months ended March 31, 2013, representing a decrease of $1.1 million. This change was primarily attributable to a $3.3 million increase in net loss and a $0.8 million increase in accounts receivable, partially offset by a $1.5 million increase in amortization and depreciation and a $1.5 million increase in accrued expenses.

Cash flows from investing activities. Cash flows used in investing activities was $145.6 million during the three months ended March 31, 2014 compared to cash flows used in investing activities of the Predecessor of $0.3 million during the three months ended March 31, 2013, representing a change of $145.4 million. The increase in cash flows used in investing activities was primarily attributable to the acquisition of thirteen properties and one land purchase for $138.8 million and funding of the mezzanine loan for $6.8 million.

Cash flows from financing activities. Cash flows provided by financing activities was $99.6 million during the three months ended March 31, 2014 compared to cash flows used in financing activities for the Predecessor of $0.4 million during the three months ended March 31, 2013, representing an increase of $100.0 million. The increase was primarily attributable to $80.0 million in proceeds from borrowing on our revolving line of credit and $26.3 million in proceeds from issuance of mortgage debt, partially offset by $5.7 million of dividends and distributions paid.

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

As of March 31, 2014, we had a total of $10.1 million of cash and cash equivalents and $3.4 million of near-term availability on our senior secured revolving credit facility.  Also, we had an additional $60.0 million of availability under our senior secured revolving credit facility as of March 31, 2014 which is subject to customary property underwriting standards.  We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our senior secured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months.

However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

On August 29, 2013, our Operating Partnership, as borrower, we, as parent guarantor, and certain subsidiaries of our Operating Partnership, as guarantors, entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility to up to $250 million. On November 8, 2013, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility to up to $250 million. The amount available to us under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the senior secured revolving credit facility.

As of March 31, 2014, there were $80 million of outstanding borrowings under the Credit Agreement and $3.4 million is available to borrow without adding additional properties to the borrowing base securing the Credit Agreement.

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

We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty.

The Credit Agreement contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. The Credit Agreement also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Agreement. As of March 31, 2014, we were in compliance with all financial covenants.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet debt.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

Critical Accounting Policies

Our consolidated and combined financial statements included in Part I, Item 1 of this report are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”) , which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 21, 2014, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated and combined financial statements included in Part I, Item 1 of this report.

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instrument consists solely of an interest rate swap that is not traded on an exchange and is recorded on the consolidated balance sheet at its fair value.  See Note 10 to our consolidated and combined financial statements included in Item 1 to this report.

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

The variable rate component of our consolidated indebtedness at March 31, 2014 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at March 31, 2014, would increase by approximately $0.8 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at March 31, 2014, would decrease by approximately $0.8 million annually.

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

Indebtedness

As of March 31, 2014, we had total consolidated indebtedness of approximately $159.4 million. The weighted average interest rate on our consolidated indebtedness was 5.26% (based on the 30-day LIBOR rate as of March 31, 2014, of 0.155%). As of March 31, 2014, we had approximately $84.5 million, or approximately 53%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2014.

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Senior Secured Revolving Credit Facility	$80,000	Floating	LIBOR + 2.65%		08/29/16
Canton Medical Office Building(1)	6,282	Fixed	5.94%		06/06/17
Firehouse Square	2,812	Fixed	6.58%		09/06/17
Hackley Medical Center	5,486	Fixed	5.93%		01/06/17
MeadowView Professional Center	10,538	Fixed	5.81%		06/06/17
Mid Coast Hospital Medical Office Building(2)	8,023	Fixed	4.82	%(3)	05/16/16
Remington Medical Commons	4,499	Floating	LIBOR + 2.75%		09/28/17
Valley West Hospital Medical Office Building	4,957	Fixed	4.83%		11/10/20
Oklahoma City, OK Medical Office Building	7,771	Fixed	4.71%		01/01/20
Crescent City Surgical Center	18,750	Fixed	5.00%		02/01/19
San Antonio, TX Hospital	10,264	Fixed	5.00	%(4)	06/01/22
Total	$159,382

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

(4) This loan bears interest at a fixed  rate of 5.00% until July 2018, then the interest rate is the higher of the prime rate plus 1.75% or 5.00%.

Item 4.                                 Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of March 31, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors

The following description of risk factors includes any material changes to, and, where appropriate, supersedes the description of certain risk factors associated with our business previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the Year Ended December 31, 2013. Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with our consolidated and combined financial statements included and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below.

Risks Related To Our Business

A substantial portion of our revenue is derived from five tenants and the bankruptcy, insolvency or weakened financial position of any one of them or our other tenants could seriously harm our operating results and financial condition.

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $15.7 million, or 46.3%, of the annualized rent from our properties as of March 31, 2014. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Additionally, private or governmental payors may lower the reimbursement rates paid to our tenants for their healthcare services. For example, the Patient Protection and Affordable Care Act (the “Affordable Care Act”) provides for significant reductions to Medicare and Medicaid payments. As a result, our tenants may delay lease commencement or renewal, fail to make rent payments when due or declare bankruptcy. Any leasing delays, lessee failures to make rent payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, or a significant number of tenants, may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares. In addition, to the extent a tenant vacates specialized space in one of our properties (such as imaging space, ambulatory surgical space, or inpatient hospital space), re-leasing the vacated space could be more difficult than re-leasing more generic office space, as there are fewer users for such specialized healthcare space in a typical market than for more traditional office space.

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

As of March 31, 2014, approximately 61% of our total annualized rent was derived from properties located in Texas (35%) and in the greater Atlanta, Georgia metropolitan area (26%). As a result of this geographic concentration, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in either of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

We cannot predict whether our tenants will renew existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of March 31, 2014, leases representing 1.5%, 1.7% and 4.7% of leasable square feet at our initial properties will expire in the remainder of 2014, 2015 and 2016, respectively. If any of our leases are not renewed, we would attempt to lease those properties to another tenant. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us.

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

Three of our properties (Mid Coast Hospital, Valley West Hospital and Crescent City Surgical Centre), representing approximately 10% of our total leasable square feet and 14.6% of our annualized revenue as of March 31, 2014, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-let our properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Our investments in, or originations of, senior debt or mezzanine debt will be subject to the specific risks relating to the particular borrower and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

As described in further detail under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation”, we closed our previously announced mezzanine loan in the approximate amount of $6.9 million (“Mezzanine Loan”) to entities controlled by MedProperties, L.L.C., a Dallas, Texas based private investor in medical facilities on January 2, 2014. We may invest in, or originate, additional senior debt or mezzanine debt. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities may not be collateralized and also may be subordinated to the borrower’s other obligations. We are likely to invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments also subject us to the risks inherent with real estate investments referred to previously, including:

• risks of delinquency and foreclosure, and risks of loss in the event thereof;

• dependence upon the successful operation of, and net income from, real property;

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

The Affordable Care Act is changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of the Affordable Care Act are significant and are being implemented in a phased approach which began in 2010. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

Annual statutory and regulatory policy decisions may impact one or more specific unique providers that lease space in any of our facilities.  For example, on April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which in part amended an existing statutory moratorium on the establishment of new long-term care hospitals (“LTCH”), the establishment of new LTCH satellite facilities, and bed increases within such existing facilities effective for the period April 1, 2014 through September 30, 2017. The present moratorium is similar to a moratorium that expired December 28, 2012, but unlike the expired moratorium, does not include any exceptions that would allow for bed increases at existing LTCHs or LTCH satellite facilities. Pursuant to the new law, limited exceptions apply to the moratorium on the establishment of new LTCHs and new LTCH satellite facilities. To qualify for the exception, a hospital or entity must have satisfied one of the following: (1) begun its qualifying period for payment as an LTCH; (2) entered into a binding written agreement with an outside, unrelated party for the actual construction, renovation, lease or demolition for an LTCH, and have expended, before April 1, 2014, at least 10 percent of the estimated cost of the project or, if less, $2.5 million; or (3) obtained a certificate of need, as may be required, in a certificate-of-need state. The Centers for Medicare and Medicaid Services (CMS) has issued a proposed rule addressing the moratorium and exceptions thereto but to date no final rule has been implemented. This law directly applies to our existing tenant, LifeCare Hospitals in each of Plano, Texas, Fort Worth, Texas and Pittsburgh, Pennsylvania but does not directly impact any of our existing facilities, as it only applies to the Medicare participation of facilities that are not already participating in the Medicare program as LTCHs.

Many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through certificate of need, or CON, laws, which by way of example may include regulation of certain types of beds, medical equipment and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner.

Failure to comply with these laws and regulations or failure to secure CON approval to undertake a desired project could adversely affect our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Item 6.                                 Exhibits

Exhibit No.	Description
10.1	Agreement of Sale and Purchase, dated as of January 29, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership

10.2

Amendment to Agreement of Sale and Purchase, dated as of February 28, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership

10.3

Second Amendment to Agreement of Sale and Purchase, dated as of April 30, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership

10.4	Agreement of Sale and Purchase, dated as of February 10, 2014, by and between those Sellers set forth on Exhibit A thereto and Physicians Realty L.P., a Delaware limited partnership

10.5

Agreement of Sale and Purchase, dated as of February 19, 2014, by and between Foundation Bariatric Real Estate of San Antonio, LLLP, a Texas limited liability limited partnership, and DOC-FSH San Antonio Hospital, LLC, a Wisconsin limited liability company

10.6

Agreement of Sale and Purchase, dated as of February 28, 2014, by and between North American Property Corporation, a British Columbia corporation, and DOC-PDMC Atlanta, LLC, a Wisconsin limited liability company

10.7

Agreement of Sale and Purchase, dated as of March 28, 2014, by and between New LifeCare Hospitals of Pittsburgh, LLC, a Delaware limited liability company, and New LifeCare Hospitals of North Texas, LLC a Delaware limited liability company, and DOC-LifeCare Ft. Worth Ltach, LLC, a Wisconsin limited liability company, and DOC-LifeCare Pittsburgh Ltach, LLC, a Wisconsin limited liability company

31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John W. Lucey, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John T. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification of John W. Lucey, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101.INS	XBRL Instance Document (+)

101.SCH	XBRL Extension Schema Document (+)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(+)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(+)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(+)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(+)

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

PHYSICIANS REALTY TRUST

Date: May 7, 2014	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2014	/s/ John W. Lucey
John W. Lucey
Senior Vice President—Principal Accounting and Reporting Officer
(Principal Financial and Accounting Officer)