Form 10-Q
period 2014-06-30
Physicians Realty Trust
filed 2014-08-13
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of the Registrant’s common shares outstanding as of August 8, 2014 was 34,322,589.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2014

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

•                  our failure to qualify and maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes;

•                  limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•                  changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this prospectus, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

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

PART I.                          Financial Information

Item 1.                                 Financial Statements

Physicians Realty Trust

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Investment properties:
Land and improvements	$51,694	$26,088
Building and improvements	372,097	193,184
Tenant improvements	5,505	5,458
Acquired lease intangibles	47,239	31,236
	476,535	255,966
Accumulated depreciation	(34,636)	(28,427)
Net real estate property	441,899	227,539
Real estate loan receivable	6,881	—
Investment in unconsolidated entity	1,298	—
Net real estate investments	450,078	227,539
Cash and cash equivalents	6,697	56,478
Tenant receivables, net	836	837
Deferred costs, net	3,025	2,105
Other assets	8,516	5,901
Total assets	$469,152	$292,860
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$—	$—
Mortgage debt	78,963	42,821
Accounts payable	697	836
Dividend payable	8,728	5,681
Accrued expenses and other liabilities	4,241	2,288
Acquired lease intangible, net	133	—
Derivative liability	325	397
Total liabilities	93,087	52,023
Equity:
Common shares, $0.01 par value, 500,000,000 shares authorized, 34,288,126 and 21,548,597 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	343	215
Additional paid-in capital	360,908	213,359
Accumulated deficit	(24,919)	(8,670)
Total shareholders’ equity	336,332	204,904
Noncontrolling interests:
Operating partnership	39,059	35,310
Partially owned properties	674	623
Total noncontrolling interest	39,733	35,933
Total equity	376,065	240,837
Total liabilities and equity	$469,152	$292,860

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Operations

(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Predecessor		Predecessor
	2014	2013	2014	2013
Revenues:
Rental revenues	$10,241	$2,535	$17,049	$5,032
Expense recoveries	1,020	786	2,090	1,601
Interest income on real estate loans and other	186	116	340	196
Total revenues	11,447	3,437	19,479	6,829
Expenses:
Interest expense, net	1,657	1,102	2,938	2,171
General and administrative	2,408	102	4,422	222
Operating expenses	2,227	1,260	3,836	2,524
Depreciation and amortization	3,736	1,018	6,152	2,021
Acquisition expenses	2,045	—	6,332	—
Management fees	—	238	—	475
Total expenses	12,073	3,720	23,680	7,413
Loss before equity in income of unconsolidated entity and noncontrolling interests:	(626)	(283)	(4,201)	(584)
Equity in income of unconsolidated entity	26	—	43	—
Net loss	(600)	$(283)	(4,158)	$(584)
Less: Net loss attributable to noncontrolling interests —operating partnership	123		654
Less: Net income attributable to noncontrolling interests — partially owned properties	(84)		(150)
Net loss attributable to common shareholders	$(561)		$(3,654)
Net loss per share:
Basic and diluted	$(0.02)		$(0.15)
Weighted average common shares:
Basic and diluted	26,163,982		23,744,730

Dividends and distributions declared per common share and unit	$0.225		$0.45

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statement of Equity

(In thousands, except shares)

(Unaudited)

	Number of Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Predecessor Equity	Total Shareholders’ and Predecessor Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Predecessor Balance
January 1, 2013	—	$—	$—	$—	$19,068	$19,068	$—	$29	$29	$19,097
Net (loss)/income	—	—	—	—	(712)	(712)	—	136	136	(576)
Transfer	—	—	—	—	36	36	—	(36)	(36)	—
Distributions	—	—	—	—	(211)	(211)	—	(209)	(209)	(420)
Balance July 24, 2013	—	—	—	—	18,181	18,181		(80)	(80)	18,101
Physicians Realty Trust
Net proceeds from sale of commonShares	21,298,597	213	225,707	—	—	225,920	—	—	—	225,920
Formation Transactions	—	—	35	—	(18,181)	(18,146)	18,181	(389)	17,792	(354)
Restricted share award grants	250,000	2	431	—	—	433	—	—	—	433
Dividends declared	—	—	—	(7,009)	—	(7,009)	(1,326)	—	(1,326)	(8,335)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	—	(7,391)	—	—	(7,391)	7,391	—	7,391	—
Contributions	—	—	(5,423)	—	—	(5,423)	11,534	1,276	12,810	7,387
Distributions	—	—	—	—	—	—	—	(255)	(255)	(255)
Net (loss) income	—	—	—	(1,661)	—	(1,661)	(470)	71	(399)	(2,060)
Balance December 31, 2013	21,548,597	215	213,359	(8,670)	—	204,904	35,310	623	35,933	240,837
Net proceeds from sale of common stock	12,650,000	127	149,790	—	—	149,917	—	—	—	149,917
Restricted share award grants	89,529	1	859	—	—	860	—	—	—	860
Dividends/distributions declared	—	—	—	(12,595)	—	(12,595)	(1,832)	—	(1,832)	(14,427)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	—	(3,100)	—	—	(3,100)	3,100	—	3,100	—
Issuance of Operating Partnership Units in connection with acquisitions	—	—	—	—	—	—	3,135	—	3,135	3,135
Distributions	—	—	—	—	—	—	—	(99)	(99)	(99)
Net (loss) income	—	—	—	(3,654)	—	(3,654)	(654)	150	(504)	(4,158)
Balance June 30, 2014	34,288,126	$343	$360,908	$(24,919)	$—	$336,332	$39,059	$674	$39,733	$376,065

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Cash Flows

 (In thousands) (Unaudited)

	Six Months Ended
	June 30,
		Predecessor
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(4,158)	$(584)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,152	2,021
Amortization of deferred financing costs	352	42
Amortization of lease inducements and above/below market lease intangibles	186	35
Straight-line rental revenue	(1,585)	(1)
Equity in income of unconsolidated entity	(43)	—
Distribution from unconsolidated entity	45	—
Change in fair value of derivative	(72)	(190)
Provision for bad debts	6	30
Non-cash share compensation	860	—
Change in operating assets and liabilities:
Tenant receivables	(50)	97
Other assets	402	(737)
Accounts payable to related parties	—	384
Accounts payable	(138)	(270)
Accrued expenses and other liabilities	1,954	239
Net cash provided by operating activities	3,911	1,066
Cash Flows from Investing Activities:
Acquisition of investment properties, net	(208,118)	—
Capital expenditures on investment properties	(87)	(268)
Real estate loan receivable	(6,836)	—
Leasing commissions	(5)	(39)
Lease inducement	(1,500)	—
Cash used in investing activities	(216,546)	(307)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	149,917	—
Proceeds from credit facility borrowings	113,200	—
Payment on credit facility borrowings	(113,200)	—
Proceeds from issuance of mortgage debt	26,550	163
Payments on mortgage debt	(803)	(857)
Debt issuance costs	(1,331)	—
Dividends paid - shareholders	(9,716)	—
Distributions to noncontrolling interest— operating partnership	(1,664)	(173)
Distributions to members and partners	—	(140)
Distributions to noncontrolling interest — partially owned properties	(99)	—
Net cash provided by (used in) financing activities	162,854	(1,007)
Net decrease in cash and cash equivalents	(49,781)	(248)
Cash and cash equivalents, beginning of period	56,478	2,614
Cash and cash equivalents, end of period	$6,697	$2,366
Supplemental disclosure of cash flow information — interest paid during the period	$2,607	$2,131
Supplemental disclosure of noncash activity — assumed debt	$10,395	$—
Supplemental disclosure of noncash activity — issuance of Operating Partnership units in connection with acquisitions	$3,135	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Notes to Consolidated and Combined Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2014, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Initial Public Offering and Formation Transactions and Follow-On Public Offerings

Pursuant to the IPO, the Trust issued an aggregate of 11,753,597 common shares, including common shares issued upon exercise of the underwriters’ overallotment option, and received approximately $123.8 million of net proceeds.  The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 common units of partnership interest (“OP Units”).  Concurrently with the completion of the IPO, the Trust acquired, through a series of contribution transactions, the entities that own the 19 properties that comprised the Trust’s initial properties from four healthcare real estate funds (the “Ziegler Funds”), as well as certain operating assets and liabilities, including the assumption of approximately $84.3 million of debt related to such properties. The Trust determined that the Ziegler Funds constitute the Trust’s accounting predecessor (the “Predecessor”). The Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial 19 properties in the Trust’s portfolio. The combined historical data for the Predecessor is not necessarily indicative of the Trust’s future financial position or results of operations. In addition, at the completion of the IPO, the Trust entered into a shared services agreement with B.C. Ziegler & Company (“Ziegler”) pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee.

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

The net proceeds from the IPO, inclusive of shares issued pursuant to the exercise of the underwriters’ overallotment option, were approximately $123.8 million (after deducting the underwriting discount and expenses of the IPO and the formation transactions payable by the Trust). The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 OP Units on July 24, 2013, and upon closing of the IPO, the Trust owned a 79.6% interest in the Operating Partnership. The Operating Partnership used a portion of the IPO proceeds received from the Trust to purchase the 50% interest in the Arrowhead Commons property not owned by the Ziegler Funds for approximately $850,000, after which the Operating Partnership became the 100% owner of the property, and to pay certain expenses related to debt assumptions and the Trust’s senior secured revolving credit facility. The balance of the net proceeds was subsequently invested in healthcare properties.

On December 11, 2013, the Trust completed a public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $103.1 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 9,545,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s senior secured revolving credit facility and for general corporate and working capital purposes, funding future acquisitions, including any pending acquisitions, and development activities.

On May 27, 2014, the Trust completed a public offering of 12,650,000 common shares of beneficial interest, including 1,650,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $149.9 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s senior secured revolving credit facility and for general corporate and working capital purposes, funding future acquisitions, including any pending acquisitions, and development activities.

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

Note 2—Summary of Significant Accounting Policies

The accompanying unaudited consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2014 and 2013 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 21, 2014.

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

In the second quarter of 2014, the Operating Partnership has partially funded 2 additional acquisitions by issuing 243,758 OP Units valued at approximately $3.1 million on the date of issuance.  The 2 acquisitions had a total purchase price of $21.4 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors.  As of June 30, 2014, the Trust held an 89.6% interest in the Operating Partnership.  As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

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

Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between land and building based upon their relative fair values at the date of acquisition.  A property acquired with an existing lease is accounted for as a business combination pursuant to the acquisition method in accordance with ASC Topic 805, Business Combinations, and assets acquired and liabilities assumed, including lease intangibles, are recorded at fair value.

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

Real Estate Loans Receivable

Real estate loans receivable consists of a mezzanine loan which is collateralized by an equity interest in a medical office building development.  Interest income on the loan is recognized as earned based on the terms of the loan subject to evaluation of collectability risks and is included in the Trust’s consolidated and combined statement of operations.

Dividends and Distributions

On June 30, 2014, the Trust’s Board of Trustees declared a cash dividend of $0.225 per share for the quarterly period ended June 30, 2014.  The dividend was paid on August 1, 2014 to common shareholders and common OP Unit holders of record on July 18, 2014.

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

The Trust did not recognize any impairment for the three and six months ended June 30, 2014, nor did the Predecessor in the comparative periods presented.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were $3.6 million and $2.0 million as of June 30, 2014 and December 31, 2013, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses.  Rental revenue is reduced by amortization of lease inducements and above market lease intangibles and increased by amortization of below market lease intangibles on certain leases.  Lease inducements, above market lease intangibles and below market lease intangibles are amortized over the average remaining life of the lease.

Expense Recoveries

Expense recoveries relate to tenant reimbursement of real estate taxes, insurance and other operating expenses that are recognized as expense recovery revenue in the period the applicable expenses are incurred. The reimbursements are recorded at gross amounts, as the Trust is generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers and has discretion in selecting the supplier and bears the credit risk of tenant reimbursement.

The Trust has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, the Trust does not recognize the operating expenses or expense recoveries.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the amounts of revenue and expenses reported in the period. Significant estimates are made for the valuation of investment property, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the consolidated financial position or results of operations.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Updated, or ASU, 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 14, 2014 with early adoption permitted.  The Trust early adopted the provisions of the guidance in the first quarter of 2104.  Such adoption has had no impact on the Trust’s financial statements as no dispositions have occurred during the six months ended June 30, 2014

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606).  The standard is principle-based and provides a five-step model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.  Early adoption of this standard is not allowed.  The Trust is currently evaluating the impact the adoption of Topic 606 will have on its financial statements.

Note 3—Acquisitions and Investments

During the six months ended June 30, 2014, the Trust completed acquisitions of 22 operating healthcare properties located in eight states for an aggregate purchase price of approximately $221.0 million as summarized below (in thousands):

Property(1)	Location	Acquisition Date	Purchase Price
Foundations San Antonio Surgical Hospital(2)	San Antonio, TX	February 19, 2014	$25,556
Eagles Landing Family Practice 4 MOBs(2)	Atlanta, GA	February 19, 2014	$20,800
21st Century Oncology 4 MOBs(3)	Sarasota, FL	February 26, 2014	$17,486
Foundations San Antonio MOB(3)	San Antonio, TX	February 28, 2014	$6,800
Peachtree Dunwoody MOB(3)	Atlanta, GA	February 28, 2014	$36,726
LifeCare LTACH(2)	Fort Worth, TX	March 28, 2014	$27,160
LifeCare LTACH(2)	Pittsburgh, PA	March 28, 2014	$12,840
Pinnacle Health Cardiology Portfolio 2 MOBs (3)	Carlisle & Wormleyburg, PA	April 22, 2014	$9,208
South Bend Orthopedic MOB (3)	South Bend, IN	April 30, 2014	$14,900
Grenada Medical Complex MOB (3)	Grenada, MS	April 30,2014	$7,100
Mississippi Sports Medicine and Orthopaedics Center MOB (2)(4)	Jackson, MS	May 23, 2014	$16,700
Carmel Medical Pavilion MOB (3)(4)	Carmel, IN	May 28, 2014	$4,664
Summit Urology MOB (2)	Bloomington, IN	June 30, 2014	$4,783
Renaissance Center (3)	Oshkosh, WI	June 30, 2014	$8,500
Presbyterian Medical Plaza MOB (3)	Monroe, NC	June 30, 2014	$7,750

(1)         “MOB” means medical office building and “LTACH” means long-term acute care hospital

(2)         The Trust accounted for these acquisitions as asset acquisitions and capitalized $0.8 million of total acquisition costs to the basis of the properties

(3)         The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $6.3 million.

(4)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 243,758 OP Units valued at approximately $3.1 million on the date of issuance.

During the three months ended June 30, 2014, the Trust recorded revenues and net income of $4.9 million and $1.7 million, respectively, from its 2014 acquisitions.  During the six months ended June 30, 2014, the Trust recorded revenues and net income of $6.0 million and $1.8 million, respectively, from its 2014 acquisitions.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which we determined using level two and level three inputs (in thousands):

	1ST Quarter	2nd Quarter	Total
Land	$18,331	$7,275	$25,606
Building and improvements	121,472	57,401	178,873
In-place lease intangible	7,585	7,061	14,646
Above market in-place lease intangible	891	465	1,356
Below market in-place lease intangible	—	(133)	(133)
Investment in unconsolidated entity	1,300	—	1,300
Issuance of OP units	—	(3,135)	(3,135)
Mortgage debt assumed	(10,800)	405	(10,395)
Lease inducement	—	1,500	1,500
Net assets acquired	$138,779	$70,839	$209,618

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Unaudited Pro Forma Financial Information

The following table illustrates the pro forma combined revenue, net income, and earnings per share —basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
		Predecessor		Predecessor
	2014	2013	2014	2013
Revenue	$12,439	$9,280	$24,978	$18,323
Net income	1,868	1,822	3,864	2,872
Net income available to common shareholders	1,868	—	4,192	—
Earnings per share - basic and diluted	$0.07	$—	$0.18	$—
Weighted average common shares - basic and diluted	26,163,982	—	23,744,730	—

Note 4—Intangibles

The following is a summary of the carrying amount of acquired lease intangibles as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$43,702	$(9,741)	$33,961	$29,056	$(8,080)	$20,976
Above market leases	3,537	(167)	3,370	2,180	(48)	2,132
Total	$47,239	$(9,908)	$37,331	$31,236	$(8,128)	$23,108
Liability
Below market lease	$134	$(1)	$133	—	—	—

The following is a summary of the acquired lease intangible amortization for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense related to in-place leases	$1,013	$312	$1,724	$512
Amortization recorded against rental income related to above market leases	73	—	119	—
Amortization recorded to rental income related to below market leases	1	—	1	—

Future aggregate amortization of the acquired lease intangibles as of June 30, 2014, is as follows (in thousands):

	Assets	Liability
2014	$2,412	$7
2015	4,824	13
2016	4,812	13
2017	4,635	13
2018	4,280	13
Thereafter	16,368	74
Total	$37,331	$133

The weighted average amortization period for asset lease intangibles and liability lease intangible is 10 years.

Note 5—Debt

The following is a summary of debt as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
$ 200 million senior secured revolving credit facility bearing interest at floating rates, due August 2016, collateralized by twenty properties with a net book value of $274,112.	$—	$—
Mortgage notes, bearing fixed interest from 4.82% to 6.58%, with a weighted average interest rate of 5.27%, and due in 2016, 2017, 2018, 2019, 2021 and 2022 collateralized by nine properties with a net book value of $51,230.	74,497	38,288
Mortgage note, bearing variable interest of LIBOR plus 2.65% and due in 2017, collateralized by one property with a net book value of $2,444	4,466	4,533

Total debt	$78,963	$42,821

Senior Secured Credit Facility:

On August 29, 2013, the Trust and the Operating Partnership entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). On November 8, 2013, the Trust agreed with the lenders to increase the total amount available under the credit agreement from $75 million to $90 million. On February 21, 2014, the Trust agreed with the lenders to increase the total amount available under the Trust’s senior secured revolving credit facility from $90 million to $140 million. On June 20, 2014, the Trust agreed with the lenders to increase the total amount available under the Trust’s senior secured revolving credit facility from $140 million to $200 million. Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the revolving credit facility to up to $250 million. The amount available to the Trust under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the credit facility.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Credit Agreement also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Agreement.  As of June 30, 2014, the Trust was in compliance with all financial covenants.

As of June 30, 2014, there were no outstanding borrowings under the Trust’s Credit Agreement and $171.0 million was available to borrow without adding additional properties to the borrowing base securing the Credit Agreement.

Scheduled principal payments due on debt as of June 30, 2014, are as follows (in thousands):

2014	$903
2015	1,869
2016	9,425
2017	28,697
2018	1,100
Thereafter	36,969
Total	$78,963

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

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan which made available 600,000 restricted shares to be administered by the Compensation and Nominating Governance Committee of the Board of Trustees.  The committee has broad discretion in administering the terms of the plan.  Restricted shares granted under the plan are eligible for dividends as well as the right to vote.  The Trust granted to management and the Board of Trustees 250,000 restricted common shares upon completion of the IPO under the Trust’s 2013 Equity Incentive Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. In March 2014 an additional 84,266 restricted common shares were granted to management and the Board of Trustees. In June 2014, an additional 5,263 restricted common shares were granted to certain Trust employees.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	250,000	$11.50
Granted	89,529	13.52
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2014	339,529	$12.03

For all service awards, we record compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period.  For the three and six months ended June 30, 2014, the Trust recognized non-cash share compensation of $0.5 million and $0.9 million.  Unrecognized compensation expense at June 30, 2014 was $2.8 million.  The Trust’s compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2014, under the Trust’s 2013 Equity Incentive Plan, the Trust granted 55,680 restricted share units at target level to management, which are subject to various criteria and a three year service period.  Based on the criteria the restricted share units are accounted for as a liability award.  Also, each restricted share unit contains one dividend equivalent.  The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.  The Trust recognized $0.02 million and $0.08 million of non-cash share unit compensation expense for the three and six month periods ended June 30, 2014.  Unrecognized compensation expense at June 30, 2014 was $0.7 million.

Note 7—Fair Value Measurements

Accounting standards require certain assets and liabilities be reported and/or disclosed at fair value in the financial statements and provides a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the valuation techniques and inputs used to measure fair value.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

The derivative instrument (Note 9) consists solely of an interest rate swap that is not traded on an exchange and is recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs.

The Trust measures its interest rate swap at fair value on a recurring basis. The fair value is based on primarily Level 2 inputs described above.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  This generally includes assets subject to impairments.  There were no such assets measured at fair value as of June 30, 2014.

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short term maturities of these instruments. Fair values for real estate loan receivable and mortgage notes are estimated based on rates currently prevailing for similar instruments of similar maturities and are based primarily on level 2 inputs

The following table presents the fair value of other financial instruments (in thousands). The swap is measured at fair value on a recurring basis.

	June 30,		December 31,
	2014		2013
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,697	$6,697	$56,478	$56,478
Real estate loan receivable	$6,881	$6,881	$—	$—
Mortgage notes	$78,963	$79,045	$42,821	$44,130
Derivative liability	$325	$325	$397	$397

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

The Trust and the Predecessor held a swap to pay fixed/receive variable interest rates with a total notional amount of $7.8 million and $7.9 million as of June 30, 2014 and December 31, 2013, respectively.  Gains recognized on the interest rate swap of $0.03 million and $0.1 million were included in interest income on real estate loans and other in the consolidated and combined statements of operations for the three and six months ended June 30, 2014, respectively. Gains recognized on the interest rate swap of $0.1 million and $0.2 million were included in interest income on real estate loans and other in the consolidated and combined statements of operations for the three and six months ended June 30, 2013, respectively.

Note 9—Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2014 through 2028. As of June 30, 2014, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2014	$32,426
2015	40,815
2016	40,550
2017	40,452
2018	38,430
Thereafter	301,701
Total	$494,374

Note 10—Rent Expense

The Trust leases the rights to a parking structure at one of its properties and the land upon which three of its properties are located from third party land owners pursuant to separate ground and parking leases.  The parking and ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 68 years remaining, excluding extension options. As of June 30, 2014, the future minimum lease obligations under non-cancelable parking and ground leases were as follows (in thousands):

2014	$597
2015	1,226
2016	1,264
2017	1,304
2018	1,345
Thereafter	18,542
Total	$24,278

Rent expense for the parking and ground leases are reported in operating expenses in the Consolidated and Combined Statement of Operations.

Note 11—Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share. As the three and six months ended June 30, 2014 resulted in a net loss, there is no dilution to earnings per share (in thousands, except share and per share data):

	Three Months Ended June30,	Six Months Ended June 30,
	2014	2014
Numerator for earnings per share — basic and diluted:
Net loss	$(600)	$(4,158)
Less: Net loss attributable to noncontrolling interests —operating partnership	123	654
Less: Net income attributable to noncontrolling interests — partially owned properties	(84)	(150)
Numerator for earnings per share — basic and diluted	$(561)	$(3,654)
Denominator for earnings per share - basic and diluted shares:	26,163,982	23,744,730
Basic and diluted earnings per share	$(0.02)	$(0.15)

There were 182,961 potentially dilutive shares outstanding related to the 2013 Equity Incentive Plan during the three and six months ended June 30, 2014. However, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive.  As a result, the number of outstanding shares was the same for basic and diluted earnings per share.

Note 12—Related Party Transactions

The Trust has entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee. The shared service fee was $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, and is recorded in general and administrative expense in the consolidated statement of operations.

Ziegler charged the Predecessor an annual management fee equal to 2 percent of the total capital commitments. Total management fees charged to the Predecessor were $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively. The Trust did not incur a management fee for the three and six months ended June 30, 2014.

Note 13 — Subsequent Events

On May 13, 2014, the Trust hired Jeffrey Theiler, 40, as Executive Vice President and Chief Financial Officer, effective July 7, 2014. John Lucey, the Trust’s Senior Vice President—Principal Accounting and Reporting Officer, remains the Trust’s principal accounting officer. On July 7, 2014, the Trust granted an award of 56,617 restricted common shares to Mr. Theiler. Additional information regarding the hiring of Mr. Theiler, his employment agreement and the grant of restricted common shares to Mr. Theiler can be found in the Trust’s Current Report on Form 8-K filed with the Commission on May 14, 2014.

On July 31, 2014, the Trust and its Operating Partnership entered into the First Amendment to Shared Services Agreement to the existing Shared Services Agreement dated July 24, 2013 with Ziegler. The amendment reduces the shared services provided by Ziegler, the initial term of the agreement, and the monthly fee paid by the Trust for the remainder of the term of the agreement.  The amendment also clarifies that the monthly fee includes the rent payable by the Trust to Ziegler under its sublease for office space with Ziegler.  In consideration of the reductions in shared services, the initial term and the monthly fee, the Trust will make a one-time payment to Ziegler in the amount of $1,800,000, which may be paid in cash or in unrestricted shares of the Trust’s common shares as determined by the Trust in its sole discretion.

On August 4, 2014, the Trust filed a universal shelf registration statement on Form S-3 with the Commission, allowing the Trust to offer up to $900 million of an indeterminate amount of common shares, preferred shares, convertible preferred shares, debt securities, convertible debt securities or other types of securities, from time to time.

On August 7, 2014, at the Annual Meeting of Shareholders of the Trust, the Trust’s shareholders approved an amendment to the Physicians Realty Trust 2013 Equity Incentive Plan to increase the number of common shares authorized for issuance under the plan by 1,850,000 common shares.

The Trust, through subsidiaries of its operating partnership, closed on the below acquisitions:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Premier Healthcare Portfolio 3 MOBs	Bloomington, IN	July 1, 2014	$23,837
Carlisle MOB II	Carlisle, PA	July 25, 2014	$4,500
Surgical Institute of Monroe	Monroe, MI	July 28, 2014	$6,000
The Oaks MOB	Lady Lake, FL	July 31, 2014	$10,600

(1)         “MOB” means medical office building.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares. We will elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ending December 31, 2013, upon the filing of our federal income tax return for such year.

We completed our IPO in July 2013, pursuant to which we issued an aggregate of 11,753,597 common shares, including shares issued upon exercise of the underwriters’ overallotment option, and received approximately $123.8 million of net proceeds. We contributed the net proceeds of the IPO to our Operating Partnership in exchange for 11,753,597 OP Units. Simultaneously with the closing of our IPO, we completed a series of related formation transactions pursuant to which we acquired 19 medical office buildings located in ten states with approximately 524,048 net leasable square feet in exchange for 2,744,000 OP Units, and the assumption of approximately $84.3 million of debt related to such properties. We used the net proceeds of the IPO to repay approximately $36.9 million of such debt, to purchase the 50% interest in the Arrowhead Common property not owned by the Ziegler Funds for approximately $850,000, after which we became the 100% owner of that property, and to pay certain expenses related to the assumption of debt and our senior secured revolving credit facility. In addition, at the completion of the IPO, we entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to us in exchange for an annual fee.

We have entered into a $75 million senior secured revolving credit facility and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes. Subject to the satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility up to $250 million. On November 8, 2013, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. On June 20, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $140 million to $200 million. As of June 30, 2014, we had approximately $79.0 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and had no outstanding borrowings under our senior secured revolving credit facility.

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

On April 4, 2014, the Audit Committee of the Board of Trustees completed a “Response for Proposal” process to determine whom to engage to perform our independent public audit for the fiscal year ended December 31, 2014.  As a result of that process, which included Plante & Moran, PLLC, the independent registered public accounting firm that performed audit and other assurance services for our Predecessor and for us for the fiscal year ended December 31, 2013, the Audit Committee determined that it was in our best interest to appoint Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2014. Additional information regarding the change in our independent registered public accounting firm can be found in our Current Report on Form 8-K filed with the Commission on April 7, 2014.

On May 13, 2014, we hired Jeffrey Theiler, 40, as Executive Vice President and Chief Financial Officer, effective July 7, 2014. John Lucey, Senior Vice President—Principal Accounting and Reporting Officer, remains our principal accounting officer. On July 7, 2014, we granted an award of 56,617 restricted common shares Mr. Theiler. Additional information regarding the hiring of Mr. Theiler, his employment agreement and the grant of restricted common shares to Mr. Theiler can be found in our Current Report on Form 8-K filed with the Commission on May 14, 2014.

On May 27, 2014, we completed a public offering of 12,650,000 common shares of beneficial interest, including 1,650,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $149.9 million. We contributed the net proceeds of this offering to our operating partnership in exchange for OP Units, and our operating partnership used the net proceeds of the public offering to repay borrowings under our senior secured revolving credit facility and for general corporate and working capital purposes, funding possible future acquisitions, including any pending acquisitions, and development activities.

During the quarterly period ended March 31, 2014, we completed seven acquisitions of 13 healthcare properties located in five states containing an aggregate of 550,670 net leasable square feet for an aggregate of approximately $147.4 million using proceeds from our December 2013 public offering, borrowings under our senior secured revolving credit facility and mortgage financing on existing properties.  Also, we completed the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.  Such Land is leased to us pursuant to a long-term ground lease.

During the quarterly period ended June 30, 2014, we completed eight acquisitions of nine healthcare properties located in five states containing an aggregate of 279,056 net leasable square feet for an aggregate of approximately $73.6 million as summarized below using proceeds from our December 2013 and May 2014 public offerings, borrowings under our senior secured revolving credit facility and mortgage financing on existing properties.

Property(1)	Location	Acquisition Date	Square Footage	Purchase Price (in thousands)
Pinnacle Health Cardiology Portfolio 2 MOBs	Carlisle & Wormleyburg, PA	April 22, 2014	38,086	$9,208
South Bend Orthopaedics MOB	South Bend, IN	April 30, 2014	45,198	$14,900
Grenada Medical Complex MOB	Grenada, MS	April 30, 2014	52,941	$7,100
Mississippi Sports Medicine and Orthopaedics Center MOB	Jackson, MS	May 23, 2014	44,269	$16,700
Carmel Medical Pavilion MOB	Carmel, IN	May 28, 2014	28,572	$4,664
Summit Urology MOB	Bloomington, IN	June 30, 2014	15,946	$4,783
Renaissance Center	Oshkosh, WI	June 30, 2014	24,622	$8,500
Presbyterian Medical Plaza MOB	Monroe, NC	June 30, 2014	29,422	$7,750

(1)         “MOB” means medical office building.

As part of the Carmel Medical Pavilion acquisition, 96,099 OP Units were issued, which comprised an approximately $1.3 million portion of the purchase price for the property.

As part of the Mississippi Sports Medicine and Orthopaedics Center acquisition, 147,659 OP Units were issued, which comprised an approximately $1.9 million portion of the purchase price for the property.

As of June 30, 2014, our portfolio consisted of 49 properties located in 17 states with approximately 1,731,069 net leasable square feet, which were approximately 94.24% leased with a weighted average remaining lease term of approximately 9.7 years and approximately 58.8% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system and approximately 57.0% of the net leasable square footage of our properties is located within approximately 1/4 mile of a hospital campus. We receive a cash rental stream from these healthcare providers under our leases. Approximately 87.4% of the annualized base rent payments from our properties as of June 30, 2014 are from triple net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. We seek to structure our triple net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 2%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2014, leases representing 1.4%, 1.6% and 4.8% of leasable square feet in our portfolio will expire in 2014, 2015 and 2016, respectively.

With the acquisitions closed since June 30, 2014 (discussed below), we have grown our portfolio of real estate assets from approximately $124 million at the time of our IPO in July 2013 to more than $500 million.

We did not conduct business operations prior to completion of our IPO on July 24, 2013, therefore, the financial information herein for periods prior to July 24, 2013 reflects the operations of the four healthcare real estate funds managed by Ziegler, which we refer to as the Ziegler Funds or the Predecessor, from whom we acquired the equity interests in the 19 properties that constituted our initial properties upon completion of our IPO and formation transactions. We determined the Ziegler Funds to be our accounting predecessor. The financial information herein since July 24, 2013 reflect our operations since completion of the IPO and formation transactions and include the results of operations of the 31 acquisition properties from the date of our acquisition.

We are a Maryland real estate investment trust and will elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ending December 31, 2013, upon the filing of our federal income tax return for such year. We conduct our business through an UPREIT structure in which our properties are owned by our operating partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our operating partnership and, as of June 30, 2014, own approximately 89.6% of the partnership interests in our operating partnership.

Property Acquisitions Subsequent to June 30, 2014

The Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Premier Healthcare Portfolio 3 MOBs	Bloomington, IN	July 1, 2014	$23,837
Carlisle MOB II	Carlisle, PA	July 25, 2014	$4,500
Surgical Institute of Monroe	Monroe, MI	July 28, 2014	$6,000
The Oaks MOB	Lady Lake, FL	July 31, 2014	$10,600

(1)                                 “MOB” means medical office building.

As part of the Premier Healthcare Portfolio acquisition, 502,586 OP Units were issued, which comprised an approximately $7.2 million portion of the purchase price for the properties. On July 28, 2014, we entered into an amendment to the purchase agreement for the Premier Healthcare Portfolio pursuant to which, on July 28, 2014, the Operating Partnership issued 73,454 additional OP Units in exchange for the surrender by the seller of the Premier Healthcare Portfolio of its right to receive approximately $1.1 million of the cash purchase price.

Other Recent Developments

On July 31, 2014, we and the Operating Partnership entered into the First Amendment to Shared Services Agreement to the existing Shared Services Agreement dated July 24, 2013 with Ziegler. The amendment reduces the shared services provided by Ziegler, the initial term of the agreement, and the monthly fee paid by us for the remainder of the term of the agreement.  The amendment also clarifies that the monthly fee includes the rent payable by us to Ziegler under our sublease for office space with Ziegler.  In consideration of the reductions in shared services, the initial term and the monthly fee, we will make a one-time payment to Ziegler in the amount of $1,800,000, which may be paid in cash or in unrestricted shares of our common shares as determined by us in our sole discretion.

On August 7, 2014, at the Annual Meeting of Shareholders of the Trust, our shareholders approved an amendment to the Physicians Realty Trust 2013 Equity Incentive Plan to increase the number of common shares authorized for issuance under the plan by 1,850,000 common shares.

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

We have certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, we do not recognize operating expense or expense recoveries.

Interest income on real estate loans and other. Represents interest income on a mezzanine loan and change in fair value of derivative liability.  Interest income on the loan is recognized as earned based on the terms of the loan subject to evaluation of collectability risks.

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

Expenses

Expenses consist primarily of interest expense, general and administrative costs associated with operating our properties, operating expenses of our properties, depreciation and amortization, and costs we incur to acquire properties.

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

Acquisition expenses.  Acquisition costs are costs we incur in pursuing and closing property acquisitions accounted for as business combinations.  These costs include legal, accounting, valuation, other professional or consulting fees and the compensation of certain employees who dedicate substantially all of their time to acquisition related job functions.  We account for acquisition related costs as expenses in the period in which the costs are incurred and the services are received.

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

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013.  The 2013 results disclosed in this report reflect only the results of the Predecessor.

The following table summarizes our results of operations for the three months ended June 30, 2014 and the historical operations of our Predecessor for the three months ended June 30, 2013 (in thousands):

	2014	2013	Change	%
Revenues:
Rental revenues	$10,241	$2,535	$7,706	304.0
Expense recoveries	1,020	786	234	29.8
Interest income on real estate loans and other	186	116	70	60.3
Total revenues	11,447	3,437	8,010	233.1
Expenses:
Interest expense, net	1,657	1,102	555	50.4
General and administrative	2,408	102	2,306	2,260.8
Operating expenses	2,227	1,260	967	76.7
Depreciation and amortization	3,736	1,018	2,718	267.0
Acquisition expenses	2,045	—	2,045	NM
Management fees	—	238	(238)	-100.0
Total expenses	12,073	3,720	8,353	224.5
Loss before equity in income of unconsolidated entity:	(626)	(283)	(343)	121.2
Equity in income of unconsolidated entity	26	—	26	NM
Net loss	$(600)	$(283)	$(317)	112.0

NM = Not Meaningful

Revenues

Total revenues increased $8.0 million, or 233.1%, for the three months ended June 30, 2014 as compared to the Predecessor’s three months ended June 30, 2013. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $7.7 million, or 304.0%, from $2.5 million for the three months ended June 30, 2013 to $10.2 million for the three months ended June 30, 2014.  The increase in rental revenues primarily resulted from eight property acquisitions which closed in the third and fourth quarters of 2013 and twenty-two property acquisitions that closed in the first and second quarter of 2014 which resulted in an additional $7.8 million in revenue, partially offset by a $0.1 million decrease in revenue of existing properties for the three months ended June 30, 204.

Expense recoveries. Expense recoveries increased $0.2 million, or 29.8%, for the three months ended June 30, 2014 as compared to the Predecessor’s three months ended June 30, 2013.  The increase is primarily due to additional expense recoveries related to the properties acquired in the third and fourth quarter of 2013 and first and second quarters of 2014.

Interest income on real estate loans and other.  Interest income on real estate loans and other increased $0.1 million for the three months ended June 30, 2014 as compared to the Predecessor’s three months ended June 30, 2013. An increase of $0.2 million is due to the mezzanine loan transaction completed on January 2, 2014, which was partially offset by a $0.1 million decrease in the gain from the change in fair value of a derivative liability.

Expenses

Total expenses increased by $8.4 million, or 224.5%, for the three months ended June 30, 2014 as compared to the Predecessor’s three months ended June 30, 2013. An analysis of selected expenses follows.

Interest expense, net. Interest expense for the three months ended June 30, 2014 was $1.7 million compared to $1.1 million for the Predecessor for the three months ended June 30, 2013, representing an increase of $0.6 million, or 50.4%. The $0.6 million increase was the result of a $0.4 million increase in interest on new mortgage debt and $0.7 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit, partially offset by $0.5 million decrease in interest on mortgage debt due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO.

General and administrative. General and administrative expenses increased $2.3 million or 2,260.8%, from $0.1 million during the three months ended June 30, 2013 to $2.4 million during the three months ended June 30, 2014. The increase included salaries and benefits of $1.2 million (including non-cash share compensation of $0.5 million), professional fees of $0.7 million and other administrative costs of $0.4 million.

Operating expenses. Operating expenses increased $1.0 million or 76.7%, from $1.2 million during the three months ended June 30, 2013 to $2.2 million during the three months ended June 30, 2014.  The increase is primarily due to the properties acquired in the third and fourth quarters of 2013 and first and second quarter of 2014 which resulted in an additional $1.1 million of operating expenses, partially offset by a $0.1 million decrease relating to existing properties.

Depreciation and amortization. Depreciation and amortization increased $2.7 million, or 267.0%, from $1.0 million during the three months ended June 30, 2013 to $3.7 million during the three months ended June 30, 2014.  The increase in depreciation and amortization was primarily from the properties acquired in the third and fourth quarter of 2013 and first and second quarter of 2014 and resulted in an additional $2.7 million in depreciation and amortization for the three months ended June 30, 2014.

Acquisition expenses. Acquisition expenses were $2.0 million for the three months ended June 30, 2014. The Predecessor did not incur any acquisition expenses in the three months ended June 30, 2013.  During the second quarter of 2014, we acquired $52.1 million of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Management fees. The Predecessor incurred $0.2 million of management fees in the three months ended June 30, 2013.  We do not incur these management fees.  No management fees were incurred by the Trust in the three months ended June 30, 2014.

Equity in income of unconsolidated entity.  The change in equity income from unconsolidated entity for the three months ended June 30, 2014 was $0.02 million. The increase is the result of the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013.  The 2013 results disclosed in this report reflect only the results of the Predecessor.

The following table summarizes our results of operations for the six months ended June 30, 2014 and the historical operations of our Predecessor for the six months ended June 30, 2013 (in thousands):

	2014	2013	Change	%
Revenues:
Rental revenues	$17,049	$5,032	$12,017	238.8
Expense recoveries	2,090	1,601	489	30.5
Interest income on real estate loans and other	340	196	144	73.5
Total revenues	19,479	6,829	12,650	185.2
Expenses:
Interest expense, net	2,938	2,171	767	35.3
General and administrative	4,422	222	4,200	1,891.9
Operating expenses	3,836	2,524	1,312	52.0
Depreciation and amortization	6,152	2,021	4,131	204.4
Acquisition expenses	6,332	—	6,332	NM
Management fees	—	475	(475)	-100.0
Total expenses	23,680	7,413	16,267	219.4
Loss before equity in income of unconsolidated entity:	(4,201)	(584)	(3,617)	619.3
Equity in income of unconsolidated entity	43	—	43	NM
Net loss	$(4,158)	$(584)	$(3,574)	612.0

NM = Not Meaningful

Revenues

Total revenues increased $12.7 million, or 185.2%, for the six months ended June 30, 2014 as compared to the Predecessor’s six months ended June 30, 2013. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $12.0 million, or 238.8%, from $5.0 million for the six months ended June 30, 2013 to $17.0 million for the six months ended June 30, 2014.  The increase in rental revenues primarily resulted from eight property acquisitions which closed in the third and fourth quarters of 2013 and twenty-two property acquisitions that closed in the first and second quarters of 2014 and resulted in an additional $12.2 million in revenue, partially offset by a $0.2 million decrease in revenue of existing properties for the three months ended June 30, 2014.

Expense recoveries. Expense recoveries increased $0.5 million, or 30.5%, for the six months ended June 30, 2014 as compared to the Predecessor’s six months ended June 30, 2013.  The increase is primarily due to additional expense recoveries related to the properties acquired in the third and fourth quarter of 2013 and first and second quarter of 2014.

Interest income on real estate loans and other.  Interest income on real estate loans and other increased $0.1 million for the six months ended June 30, 2014 as compared to the Predecessor’s six months ended June 30, 2013. An increase of $0.3 million is due to the mezzanine loan transaction completed on January 2, 2014, which was partially offset by a $0.2 million decrease in the gain from the change in fair value of a derivative liability.

Expenses

Total expenses increased by $16.3 million, or 219.4%, for the six months ended June 30, 2014 as compared to the Predecessor’s six months ended June 30, 2013. An analysis of selected expenses follows.

Interest expense, net. Interest expense for the six months ended June 30, 2014 was $2.9 million compared to $2.2 million for the Predecessor for the six months ended June 30, 2013, representing an increase of $0.8 million, or 35.3%. The $0.8 million increase was the result of a $0.8 million increase in interest on new mortgage debt and

$1.0 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit, partially offset by a $1.0 million decrease in interest on mortgage debt due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO.

General and administrative. General and administrative expenses increased $4.2 million or 1,891.9%, from $0.2 million during the six months ended June 30, 2013 to $4.4 million during the six months ended June 30, 2014. The increase included salaries and benefits of $2.0 million (including non-cash share compensation of $0.8 million), professional fees of $1.3 million and other administrative costs of $0.9 million.

Operating expenses. Operating expenses increased $1.3 million or 52.0%, from $2.5 million during the six months ended June 30, 2013 to $3.8 million during the six months ended June 30, 2014.  The increase is primarily due to the properties acquired in the third and fourth quarters of 2013 and first and second quarters of 2014 which resulted in an additional $1.5 million of operating expenses, partially offset by a $0.2 million decrease relating to existing properties.

Depreciation and amortization. Depreciation and amortization increased $4.1 million, or 204.4%, from $2.0 million during the six months ended June 30, 2013 to $6.2 million during the six months ended June 30, 2014.  The increase in depreciation and amortization was primarily from the properties acquired in the third and fourth quarters of 2013 and first and second quarters of 2014 and resulted in an additional $4.1 million in depreciation and amortization for the six months ended June 30, 2014.

Acquisition expenses. Acquisition expenses were $6.3 million for the six months ended June 30, 2014 and included a $3.2 million prepayment penalty on the repayment of mortgage debt on one acquisition.  The Predecessor did not incur any acquisition expenses in the six months ended June 30, 2013.  During the six months ended June 30, 2014, we acquired $113.2 million of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Management fees. The Predecessor incurred $0.5 million of management fees in the six months ended June 30, 2013.  We do not incur these management fees.  No management fees were incurred by the Trust in the six months ended June 30, 2014.

Equity in income of unconsolidated entity.  The change in equity income from unconsolidated entity for the six months ended June 30, 2014 was $0.04 million. The increase is the result of the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.

Cash Flows

Six months ended June 30, 2014 compared to six months ended June 30, 2013 (In thousands):

	2014	2013
Cash provided by operating activities	$3,911	$1,066
Cash used in investing activities	(216,546)	(307)
Cash provided by (used in) financing activities	162,854	(1,007)
Decrease in cash and cash equivalents	$(49,781)	$(248)

Cash flows from operating activities. Cash flows provided by operating activities was $3.9 million during the six months ended June 30, 2014 compared to cash flow provided by operating activities of the Predecessor of $1.1 million during the six months ended June 30, 2013, representing an increase of $2.8 million. This change was primarily attributable to a $4.1 million increase in amortization and depreciation, a $1.3 million increase in non-cash stock compensation, a $0.9 million increase in other assets and accounts payable, and a $1.3 million increase in accrued expense, partially offset by a $3.6 million increase in net loss and $1.6 million increase in straight line rents.

Cash flows from investing activities. Cash flows used in investing activities was $216.5 million during the six months ended June 30, 2014 compared to cash flows used in investing activities of the Predecessor of $0.3 million during the six months ended June 30, 2013, representing a change of $216.2 million. The increase in cash flows used in investing activities was primarily attributable to the acquisition of twenty-two properties and one land purchase for $208.1 million, a lease inducement for $1.5 million and funding of the mezzanine loan for $6.8 million.

Cash flows from financing activities. Cash flows provided by financing activities was $162.9 million during the six months ended June 30, 2014 compared to cash flows used in financing activities for the Predecessor of $1.0 million during the six months ended June 30, 2013, representing an increase of $163.9 million. The increase was primarily attributable to $149.9 million in net proceeds from our May 27, 2014 public offering and $26.6 million in proceeds from issuance of mortgage debt, partially offset by $11.3 million of dividends and distributions paid and $1.3 million of debt issuance costs on our senior secured credit facility.

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

As of June 30, 2014, we had a total of $6.7 million of cash and cash equivalents and $171.0 million of near-term availability on our senior secured revolving credit facility.  Also, we had an additional $50.0 million of availability under our senior secured revolving credit facility as of June 30, 2014 which is subject to customary property underwriting standards..  We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our senior secured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

On August 4, 2014, we filed a universal shelf registration statement on Form S-3 with the Commission, allowing us to offer up to $900 million of an indeterminate amount of common shares, preferred shares, convertible preferred shares, debt securities, convertible debt securities or other types of securities, from time to time.  However, there can be no assurance that we will be able to complete any such securities offerings.  Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets.  Future issuances of our securities may be dilutive to existing shareholders.

On August 29, 2013, our Operating Partnership, as borrower, we, as parent guarantor, and certain subsidiaries of our Operating Partnership, as guarantors, entered into a Credit Agreement with Regions Bank, as Administrative Agent, Regions Capital Markets, as Sole Lead Arranger and Sole Book Runner, and various other lenders in connection with a $75 million senior secured revolving credit facility (the “Credit Agreement”). Subject to satisfaction of certain conditions, including additional lender commitments, we have the option to increase the borrowing capacity under the senior secured revolving credit facility to up to $250 million. On November 8, 2013, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $75 million to $90 million. On February 21, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $90 million to $140 million. On June 20, 2014, we agreed with the lenders to increase the total amount available under our senior secured revolving credit facility from $140 million to $200 million.  The amount available to us under the Credit Agreement is subject to certain limitations including, but not limited to, the appraised value of the pledged properties that comprise the borrowing base of the senior secured revolving credit facility.

As of June 30, 2014, there were no outstanding borrowings under the Credit Agreement and approximately $171.0 million was available to borrow without adding additional properties to the borrowing base securing the Credit Agreement.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. The Credit Agreement also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Agreement.  As of June 30, 2014, we were in compliance with all financial covenants.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet debt.

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instrument consists solely of an interest rate swap that is not traded on an exchange and is recorded on the consolidated balance sheet at its fair value.  See Note 8 to our consolidated and combined financial statements included in Item 1 to this report.

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

The variable rate component of our consolidated indebtedness at June 30, 2014 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at June 30, 2014, would increase by approximately $0.8 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at June 30, 2014, would decrease by approximately $0.8 million annually.

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

Indebtedness

As of June 30, 2014, we had total consolidated indebtedness of approximately $79.0 million. The weighted average interest rate on our consolidated indebtedness was 5.14% (based on the 30-day LIBOR rate as of June 30, 2014, of 0.152%). As of June 30, 2014, we had approximately $4.5 million, or approximately 6%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2014.

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Senior Secured Revolving Credit Facility	$—	Floating	LIBOR + 2.65%		08/29/16
Canton Medical Office Building(1)	6,258	Fixed	5.94%		06/06/17
Firehouse Square	2,796	Fixed	6.58%		09/06/17
Hackley Medical Center	5,460	Fixed	5.93%		01/06/17
MeadowView Professional Center	10,497	Fixed	5.81%		06/06/17
Mid Coast Hospital Medical Office Building(2)	7,973	Fixed	4.93	%(3)	05/16/16
Remington Medical Commons	4,466	Floating	LIBOR + 2.75%		09/28/17
Valley West Hospital Medical Office Building	4,931	Fixed	4.83%		12/01/20
Oklahoma City, OK Medical Office Building	7,731	Fixed	4.71%		01/10/21
Crescent City Surgical Center	18,750	Fixed	5.00%		01/23/19
San Antonio, TX Hospital	10,101	Fixed	5.00	%(4)	06/26/22
Total	$78,963

(1) We own a 50.0% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(2) We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(3) This loan bears interest at a rate of LIBOR + 2.25%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.93% through the date of maturity.

(4) This loan bears interest at a fixed rate of 5.00% until July 2018, then the interest rate is the higher of the prime rate plus 1.75% or 5.00%.

Item 4.                                 Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of June 30, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on March 21, 2014 (the “Annual Report”), and in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Commission on May 7, 2014 (the “First Quarter Quarterly Report”). There have been no material changes from the risk factors previously disclosed in the Annual Report as superseded by the First Quarter Quarterly Report.

Item 6.                                                         Exhibits

Exhibit No.	Description
10.1 (1)

Second Amendment to Agreement of Sale and Purchase, dated as of April 30, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership

10.2* (2)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and John T. Thomas
10.3* (2)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and John Sweet
10..4* (2)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and John Lucey
10.5* (2)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and Mark D. Theine
10.6* (2)	Physicians Realty Trust Incentive Bonus Plan
10.7* (2)	Amendment No. 1 to the Physicians Realty Trust 2013 Equity Plan
10.8* (2)	Form of Restricted Share Award Agreement - Executive (Time Vesting)
10.9* (2)	Form of Restricted Share Award Agreement - Trustees (Time Vesting).
10.10* (2)	Form of Restricted Share Unit Award Agreement (Performance Units)
10.11* (3)	Employment Agreement dated as of May 13, 2014, between the Company and Jeffrey Theiler
10.12 (4)

Third Incremental Commitment Agreement and Fourth Amendment dated June 20, 2014, among Physicians Realty L.P., as Borrower, Physicians Realty Trust, certain Subsidiaries and other Affiliates of the Borrower, as Guarantors, the Lenders party thereto and Regions Bank, as Administrative Agent

10.13(5)	First Amendment to Shared Services Agreement dated July 31, 2014, among B.C. Ziegler and Company, Physicians Realty Trust, and Physicians Realty L.P.
10.14*(6)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective August 7, 2014
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jeffrey Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John T. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of Jeffrey Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101.INS	XBRL Instance Document (+)
101.SCH	XBRL Extension Schema Document (+)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(+)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(+)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(+)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(+)

* Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2014.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2014.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2014.

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 23, 2014.

(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2014.

(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 7, 2014.

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

PHYSICIANS REALTY TRUST

Date: August 13, 2014	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2014	/s/ Jeffrey Theiler
Jeffrey Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)