Form 10-Q
period 2014-09-30
Physicians Realty Trust
filed 2014-11-13
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of the Registrant’s common shares outstanding as of November 7, 2014 was 47,381,216.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2014

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and, thus, you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•                  general economic conditions;

•                  adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•                  our failure to generate sufficient cash flows to service our outstanding indebtedness;

•                  fluctuations in interest rates and increased operating costs;

•                  the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•                  our ability to make distributions on our shares of beneficial interest;

•                  general volatility of the market price of our common shares;

•                  our limited operating history;

•                  our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•                  our geographic concentrations in Texas causes us to be particularly exposed to downturns in this local economy or other changes in local real estate market conditions;

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

•                  changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•                  various other factors may materially adversely affect us, including the per share trading price of our common shares, such as:

•                  higher market interest rates;

•                  the number of our common shares available for future issuance or sale;

•                  our issuance of equity securities or the perception that such issuance might occur;

•                  future offerings of debt; and

•                  if securities analysts do not publish research or reports about our industry or if they downgrade our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this prospectus, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Part II, Item 1A (Risk Factors) of our Quarterly Reports on Form 10-Q for the quarterly periods ended during this fiscal 2014 and Part II, Item 1A (Risk Factors) of this report.

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

PART I.                          Financial Information

Item 1.                                 Financial Statements.

Physicians Realty Trust

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$70,561	$26,088
Building and improvements	567,342	193,184
Tenant improvements	5,986	5,458
Acquired lease intangibles	60,831	31,236
	704,720	255,966
Accumulated depreciation	(39,105)	(28,427)
Net real estate property	665,615	227,539
Real estate loan receivable	6,907	—
Investment in unconsolidated entity	1,324	—
Net real estate investments	673,846	227,539
Cash and cash equivalents	17,025	56,478
Tenant receivables, net	1,282	837
Deferred costs, net	5,097	2,105
Other assets	11,412	5,901
Total assets	$708,662	$292,860
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$70,000	$—
Mortgage debt	83,420	42,821
Accounts payable	633	836
Dividend payable	11,379	5,681
Accrued expenses and other liabilities	7,222	2,685
Acquired lease intangible, net	344	—
Total liabilities	172,998	52,023
Equity:
Common shares, $0.01 par value, 500,000,000 shares authorized, 45,376,115 and 21,548,597 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	453	215
Additional paid-in capital	511,500	213,359
Accumulated deficit	(37,674)	(8,670)
Total shareholders’ equity	474,279	204,904
Noncontrolling interests:
Operating partnership	60,679	35,310
Partially owned properties	706	623
Total noncontrolling interest	61,385	35,933
Total equity	535,664	240,837
Total liabilities and equity	$708,662	$292,860

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust

Consolidated and Combined Statements of Operations

(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental revenues	$12,506	$2,920	$29,555	$7,952
Expense recoveries	1,355	798	3,445	2,399
Interest income on real estate loans and other	300	11	640	206
Total revenues	14,161	3,729	33,640	10,557
Expenses:
Interest expense, net	1,911	826	4,849	3,114
General and administrative	4,445	1,285	8,867	1,507
Operating expenses	2,531	1,130	6,367	3,578
Depreciation and amortization	4,413	1,146	10,565	3,123
Acquisition expenses	2,922	756	9,254	756
Management fees	—	—	—	475
Impairment loss	250	—	250	—
Total expenses	16,472	5,143	40,152	12,553
Loss before equity in income of unconsolidated entity, gain (loss) on sale of property, and noncontrolling interests:	(2,311)	(1,414)	(6,512)	(1,996)
Equity in income of unconsolidated entity	26	—	69	—
Gain (loss) on sale of property	34	(2)	34	(2)
Net loss	(2,251)	(1,416)	(6,409)	(1,998)
Less: Net (income) loss attributable to Predecessor	—	(6)	—	576
Less: Net loss (income) attributable to noncontrolling interests —operating partnership	233	(61)	887	(61)
Less: Net (income) loss attributable to noncontrolling interests — partially owned properties	(76)	323	(226)	323
Net loss attributable to common shareholders	$(2,094)	$(1,160)	$(5,748)	$(1,160)
Net loss per share:
Basic and diluted	$(0.06)	$(0.10)	$(0.21)	$(0.10)
Weighted average common shares:
Basic and diluted	36,313,644	11,486,011	27,980,408	11,486,011

Dividends and distributions declared per common share and unit	$0.23	$0.18	$0.68	$0.18

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statement of Equity

(In thousands, except shares)

(Unaudited)

	Number of Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Predecessor Equity	Total Shareholders’ and Predecessor Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Predecessor Balance
January 1, 2013	—	$—	$—	$—	$19,068	$19,068	$—	$29	$29	$19,097
Net (loss) income	—	—	—	—	(712)	(712)	—	136	136	(576)
Transfer	—	—	—	—	36	36	—	(36)	(36)	—
Distributions	—	—	—	—	(211)	(211)	—	(209)	(209)	(420)
Balance July 24, 2013	—	—	—	—	18,181	18,181		(80)	(80)	18,101
Physicians Realty Trust
Net proceeds from sale of common shares	21,298,597	213	225,707	—	—	225,920	—	—	—	225,920
Formation Transactions	—	—	35	—	(18,181)	(18,146)	18,181	(389)	17,792	(354)
Restricted share award grants	250,000	2	431	—	—	433	—	—	—	433
Dividends declared	—	—	—	(7,009)	—	(7,009)	(1,326)	—	(1,326)	(8,335)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	—	(7,391)	—	—	(7,391)	7,391	—	7,391	—
Contributions	—	—	(5,423)	—	—	(5,423)	11,534	1,276	12,810	7,387
Distributions	—	—	—	—	—	—	—	(255)	(255)	(255)
Net (loss) income	—	—	—	(1,661)	—	(1,661)	(470)	71	(399)	(2,060)
Balance December 31, 2013	21,548,597	215	213,359	(8,670)	—	204,904	35,310	623	35,933	240,837
Net proceeds from sale of shares	23,575,000	236	295,374	—	—	295,610	—	—	—	295,610
Restricted share award grants	127,605	1	1,185	—	—	1,186	—	—	—	1,186
Issuance of shares in connection with the Ziegler shared service amendment payment	124,913	1	1,799	—	—	1,800	—	—	—	1,800
Dividends/distributions declared	—	—	—	(23,256)	—	(23,256)	(2,550)	—	(2,550)	(25,806)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	—	(217)	—	—	(217)	217	—	217	—
Issuance of Operating Partnership Units in connection with acquisitions	—	—	—	—	—	—	28,589	—	28,589	28,589
Distributions	—	—	—	—	—	—	—	(143)	(143)	(143)
Net (loss) income	—	—	—	(5,748)	—	(5,748)	(887)	226	(661)	(6,409)
Balance September 30, 2014	45,376,115	$453	$511,500	$(37,674)	$—	$474,279	$60,679	$706	$61,385	$535,664

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(6,409)	$(1,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	10,565	3,026
Amortization of deferred financing costs	626	330
Accelerated amortization of deferred financing costs	141	—
Amortization of lease inducements and above/below market lease intangibles	331	70
Straight-line rental revenue/expense	(2,785)	(100)
(Gain) loss on sale of property	(34)	2
Equity in income of unconsolidated entity	(69)	—
Distribution from unconsolidated entity	45	—
Change in fair value of derivative	(138)	(206)
Provision for bad debts	5	36
Non-cash share compensation	1,681	191
Ziegler shared service amendment payment	1,800	—
Impairment on investment property	250	—
Change in operating assets and liabilities:
Tenant receivables	(521)	(64)
Other assets	(1,285)	(773)
Accounts payable to related parties	—	(1,530)
Accounts payable	(203)	(316)
Accrued expenses and other liabilities	3,445	1,298
Net cash provided by (used in) operating activities	7,445	(34)
Cash Flows from Investing Activities:
Proceeds on sales of property	235	448
Acquisition of investment properties, net	(404,715)	(100,084)
Capital expenditures on existing investment properties	(551)	—
Real estate loan receivable	(6,836)	—
Leasing commissions	(5)	(163)
Lease inducement	(1,532)	(1,543)
Net cash used in investing activities	(413,404)	(101,342)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	295,610	122,873
Formation transactions	—	(354)
Proceeds from credit facility borrowings	286,200	19,850
Payment on credit facility borrowings	(216,200)	—
Proceeds from issuance of mortgage debt	26,550	163
Payments on mortgage debt	(1,234)	(37,978)
Debt issuance costs	(3,848)	(1,074)
Dividends paid - shareholders	(17,443)	—
Distributions to noncontrolling interest— operating partnership	(2,665)	—
Distributions to members and partners	—	(211)
Distributions to noncontrolling interest — partially owned properties	(143)	(274)
Common shares repurchased and retired	(321)	—
Net cash provided by financing activities	366,506	102,995
Net (decrease) increase in cash and cash equivalents	(39,453)	1,619
Cash and cash equivalents, beginning of period	56,478	2,614
Cash and cash equivalents, end of period	$17,025	$4,233
Supplemental disclosure of cash flow information — interest paid during the period	$4,113	$2,967
Supplemental disclosure of noncash activity — assumed debt	$15,283	$—
Supplemental disclosure of noncash activity — issuance of Operating Partnership units in connection with acquisitions	$28,589	$—
Supplemental disclosure of noncash activity — contingent consideration	$840	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Notes to Consolidated and Combined Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2014, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

On December 11, 2013, the Trust completed a public offering of 9,545,000 common shares, including 1,245,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $103.1 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 9,545,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 27, 2014, the Trust completed a public offering of 12,650,000 common shares, including 1,650,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $149.9 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 12,650,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On August 19, 2014, the Trust’s Registration Statement on Form S-3 (File No. 333-197842), which we filed with the Commission on August 4, 2014, was declared effective by the Commission. (the “Shelf Registration Statement”).  The Shelf Registration Statement covers the offering, from time to time, of various securities with an aggregate value of up to $900 million and the secondary offering of common shares by certain selling shareholders.

On August 19, 2014, the Trust and the Operating Oartnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement. In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), which includes sales made directly on the New York Stock Exchange (the “NYSE”), or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement. During the quarterly period ended September 30, 2014, the Trust did not issue and sell any common shares pursuant to any of the Sales Agreements.

On September 12, 2014, the Trust completed a public offering of 10,925,000 common shares, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $145.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 10,925,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

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

Note 2—Summary of Significant Accounting Policies

The accompanying unaudited consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2014 and 2013 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 21, 2014.

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

During the quarterly period ended June 30, 2014, the Operating Partnership partially funded two property acquisitions by issuing an aggregate of 243,758 OP Units valued at approximately $3.1 million on the date of issuance.  The two acquisitions had a total purchase price of approximately $21.4 million.

During the quarterly period ended September 30, 2014, the Operating Partnership partially funded three property acquisitions by issuing an aggregate of 1,798,555 OP Units valued at approximately $25.5 million on the date of issuance.  The three acquisitions had a total purchase price of approximately $82.2 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors.  As of September 30, 2014, the Trust held a 88.7% interest in the Operating Partnership.  As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

Holders of OP Units may not transfer their units without the Trust’s prior written consent, as general partner of the Operating Partnership.  Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or, for common shares on a one-for-one basis.  Such election to pay cash or issue shares to satisfy an OP Unit holder’s redemption request is solely within the control of the Trust.  Accordingly, the Trust presents the OP Units of the Operating Partnership held by the Predecessor’s prior investors and other investors as noncontrolling interests within equity in the consolidated balance sheets.

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated and combined statements of operations.

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

Investments in Unconsolidated Entities

The Trust reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.  Under this method of accounting, the Trust’s share of the investee’s earnings or losses is included in its consolidated and combined statements of operations.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest.

Real Estate Loans Receivable

Real estate loans receivable consists of a mezzanine loan which is collateralized by an equity interest in a medical office building development.  Interest income on the loan is recognized as earned based on the terms of the loan subject to evaluation of collectability risks and is included in the Trust’s consolidated and combined statement of operations.

Dividends and Distributions

On September 26, 2014, the Trust’s Board of Trustees declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2014.  The dividend was paid on October 30, 2014 to common shareholders and common OP Unit holders of record on October 16, 2014.

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

The Trust recognized $0.3 million of an impairment loss on a medical office building in Pickerington, OH for the three and nine months ended September 30, 2014.  The property currently is vacant and the fair value was determined based on a previously accepted offer to purchase the property. The impairment was assessed because the property’s carrying amount exceeded its estimated fair value.  The Trust did not recognize any impairment for the three and nine months ended September 30, 2013.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were $4.8 million and $2.0 million as of

September 30, 2014 and December 31, 2013, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses.  Rental revenue is reduced by amortization of lease inducements and above-market lease intangibles and increased by amortization of below-market lease intangibles on certain leases.  Lease inducements, above-market lease intangibles and below-market lease intangibles are amortized over the average remaining life of the lease.

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

Contingent Liability

The Trust will record a liability for contingent consideration (included in accrued expenses and other liabilities on its consolidated balance sheets) at fair value as of the acquisition date and reassess the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Updated, or ASU, 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 14, 2014 with early adoption permitted.  The Trust early adopted the provisions of the guidance in the first quarter of 2014.  Such adoption has had no impact on the Trust’s financial statements as no dispositions have occurred during the nine months ended September 30, 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to address financial reporting considerations about an entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods within annual periods beginning after December 15, 2016.  The Trust is currently evaluating the impact the adoption will have on its financial statements.

Note 3—Acquisitions and Investments

During the nine months ended September 30, 2014, the Trust completed acquisitions of 38 operating healthcare properties located in 10 states for an aggregate purchase price of approximately $447.2 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Foundations San Antonio Surgical Hospital(2)	San Antonio, TX	February 19, 2014	$25,556
Eagles Landing Family Practice 4 MOBs(2)	Atlanta, GA	February 19, 2014	$20,800
21st Century Oncology 4 MOBs(3)	Sarasota, FL	February 26, 2014	$17,486
Foundations San Antonio MOB(3)	San Antonio, TX	February 28, 2014	$6,800
Peachtree Dunwoody MOB(3)	Atlanta, GA	February 28, 2014	$36,726
LifeCare LTACH(2)	Fort Worth, TX	March 28, 2014	$27,160
LifeCare LTACH(2)	Pittsburgh, PA	March 28, 2014	$12,840
Pinnacle Health Cardiology Portfolio 2 MOBs (3)	Carlisle & Wormleyburg, PA	April 22, 2014	$9,208
South Bend Orthopedic MOB (3)	South Bend, IN	April 30, 2014	$14,900
Grenada Medical Complex MOB (3)	Grenada, MS	April 30,2014	$7,100
Mississippi Sports Medicine and Orthopaedics Center MOB (2)(4)	Jackson, MS	May 23, 2014	$16,700
Carmel Medical Pavilion MOB (3)(4)	Carmel, IN	May 28, 2014	$4,664
Summit Urology MOB (2)	Bloomington, IN	June 30, 2014	$4,783
Renaissance Center (3)	Oshkosh, WI	June 30, 2014	$8,500
Presbyterian Medical Plaza MOB (3)	Monroe, NC	June 30, 2014	$7,750
Landmark Medical Portfolio (Premier) 3 MOBs (2)(5)	Bloomington, IN	July 1, 2014	$23,837
Carlisle II MOB (3)	Carlisle, PA	July 25, 2014	$4,500
Surgical Institute of Monroe ASC (2)	Monroe, MI	July 28, 2014	$6,000
The Oaks Medical Building MOB (3)	Lady Lake, FL	July 31, 2014	$10,600
Baylor Surgicare ASC — Mansfield (3)	Mansfield, TX	September 2, 2014	$8,500
Eye Center of Southern Indiana (2)(5)	Bloomington, IN	September 5, 2014	$12,174
Wayne State Medical Center and MOB (2)	Troy, MI	September 10, 2014	$46,500
El Paso Portfolio (specialty surgical hospital and 2 MOBs) (3)(5)	El Paso, TX	September 30, 2014	$46,235
The Mark H. Zangmeister Center (3)	Columbus, OH	September 30, 2014	$36,600
Berger Medical Center (3)	Orient, OH	September 30, 2014	$6,785
Orthopedic One 2 MOBs (3)	Columbus, OH	September 30, 2014	$24,500
	Westerville, OH
Total			$447,204

(1)         “MOB” means medical office building, “LTACH” means long-term acute care hospital and “ASC” means ambulatory surgical center.

(2)         The Trust accounted for these acquisitions as asset acquisitions and capitalized $1.5 million of total acquisition costs to the basis of the properties.

(3)         The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $9.3 million.

(4)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 243,758 OP Units valued at approximately $3.1 million in the aggregate on the date of issuance.

(5)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 1,798,555 OP Units valued at approximately $25.5 million in the aggregate on the date of issuance.

During the three months ended September 30, 2014, the Trust recorded revenues and net income of $7.3 million and $1.1 million, respectively, from its 2014 acquisitions.  During the nine months ended September 30, 2014, the Trust recorded revenues and net loss of $13.2 million and $1.3 million, respectively, from its 2014 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which we determined using level two and level three inputs (in thousands):

	1ST Quarter	2nd Quarter	3rd Quarter	Total
Land	$18,331	$7,275	$18,942	$44,548
Building and improvements	121,472	57,401	195,662	374,535
In-place lease intangible	7,585	7,061	12,374	27,020
Above market in-place lease intangible	891	465	1,219	2,575
Below market in-place lease intangible	—	(133)	(221)	(354)
Investment in unconsolidated entity	1,300	—	—	1,300
Issuance of OP units	—	(3,135)	(25,454)	(28,589)
Mortgage debt assumed	(10,800)	405	(4,888)	(15,283)
Lease inducement	—	1,500	32	1,532
Derivative liability	—	—	(197)	(197)
Contingent consideration	—	—	(840)	(840)
Net assets acquired	$138,779	$70,839	$196,629	$406,247

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

Unaudited Pro Forma Financial Information

The following table illustrates the pro forma combined revenue, net income, and earnings per share —basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$17,796	$14,634	$52,452	$42,536
Net income	2,254	1,227	10,666	4,521
Net income available to common shareholders	2,066	859	9,656	3,820
Earnings per share - basic and diluted	$0.06	$0.07	$0.35	$0.33
Weighted average common shares - basic and diluted	36,313,644	11,486,011	27,980,408	11,486,011

Note 4—Intangibles

The following is a summary of the carrying amount of acquired lease intangibles as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$56,076	$(10,804)	$45,272	$29,056	$(8,080)	$20,976
Above market leases	4,755	(254)	4,501	2,180	(48)	2,132
Total	$60,831	$(11,058)	$49,773	$31,236	$(8,128)	$23,108
Liability
Below market lease	$354	$(10)	$344	—	—	—

The following is a summary of the acquired lease intangible amortization for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense related to in-place leases	$1,002	$312	$2,724	$512
Amortization recorded against rental income related to above market leases	86	—	205	—
Amortization recorded to rental income related to below market leases	9	—	10	—

Future aggregate amortization of the acquired lease intangibles as of September 30, 2014, is as follows (in thousands):

	Assets	Liability
2014	$1,589	$13
2015	6,357	50
2016	6,345	50
2017	6,124	50
2018	5,632	50
Thereafter	23,726	131
Total	$49,773	$344

The weighted average amortization period for asset lease intangibles and liability lease intangible is 10 years and 7 years, respectively.

Note 5—Debt

The following is a summary of debt as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Mortgage notes, bearing fixed interest from 4.82% to 6.58%, with a weighted average interest rate of 5.24%, and due in 2016, 2017, 2018, 2019, 2021 and 2022 collateralized by ten properties with a net book value of $52,138.	$78,987	$38,288
Mortgage note, bearing variable interest of LIBOR plus 2.65% and due in 2017, collateralized by one property with a net book value of $2,530.	4,433	4,533
Total Mortgage Debt	83,420	42,821
$400 million unsecured revolving credit facility bearing interest at floating rates, due September 2018.	70,000	—
Total debt	$153,420	$42,821

New Unsecured Credit Facility; Termination of Senior Secured Credit Facility:

Effective September 18, 2014, the Credit Agreement, dated as of August 29, 2013 (as amended, restated, increased, extended, supplemented or otherwise modified from time to time, the “Prior Credit Agreement”), among the Operating Partnership, as borrower, the Trust, certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, Regions Bank, as administrative agent, Regions Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto, and all commitments provided thereunder, were terminated. All amounts due and outstanding under the Prior Credit Agreement were repaid on or prior to such date.

On September 18, 2014, the Operating Partnership, as borrower, and the Trust and certain subsidiaries and other affiliates of the Trust, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. The Credit Agreement replaced the Trust’s senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

The Credit Agreement has a maturity date of September 18, 2018 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20%. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2014, the Trust was in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by the Operating Partnership, the Trust and each other guarantor and imposes customary covenants on the Operating Partnership, the Trust and each other guarantor. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the consolidated leverage ratio of the Trust, the Operating Partnership and its subsidiaries as follows:

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
<35%	LIBOR + 1.50%	0.50%
>35% and <45%	LIBOR + 1.65%	0.65%
>45% and <45%	LIBOR + 1.75%	0.75%
>45% and <50%	LIBOR + 1.85%	0.85%
>50% and <55%	LIBOR + 2.00%	1.00%
>55%	LIBOR + 2.20%	1.20%

Scheduled principal payments due on debt as of September 30, 2014, are as follows (in thousands):

2014	$490
2015	2,008
2016	9,567
2017	33,285
2018	71,100
Thereafter	36,970
Total	$153,420

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

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan which made available 600,000 restricted shares to be administered by the Compensation and Nominating Governance Committee of the Board of Trustees.  On August 7, 2014, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved an amendment to the 2013 Equity Incentive Plan to increase the number of common shares authorized for issuance under the 2013 Equity Incentive Plan by 1,850,000 common shares.

The committee has broad discretion in administering the terms of the plan.  Restricted shares granted under the plan are eligible for dividends as well as the right to vote.  The Trust granted to management and the Board of Trustees 250,000 restricted common shares upon completion of the IPO under the Trust’s 2013 Equity Incentive Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. In March 2014, an additional 84,266 restricted common shares were granted to management and the Board of Trustees. During the quarters ended June 30, 2014 and September 30, 2014, an additional 5,263 and 60,230 restricted common shares, respectively, were granted to certain Trust employees.

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	250,000	$11.50
Granted	149,759	13.76
Vested	(83,333)	11.50
Share repurchase	(22,154)	14.49
Non-vested at September 30, 2014	294,272	$13.85

For all service awards, we record compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period.  For the three and nine months ended September 30, 2014, the Trust recognized non-cash share compensation of $0.6 million and $1.5 million, respectively.  Unrecognized compensation expense at September 30, 2014 was $3.0 million.  For the three and nine months ended September 30, 2013, the Trust recognized non-cash share compensation of $0.2 million. The Trust’s compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2014, under the Trust’s 2013 Equity Incentive Plan, the Trust granted 55,680 restricted share units at target level to management, which are subject to various criteria and a three-year service period.  Also, each restricted share unit contains one dividend equivalent.  The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.  The Trust recognized $0.1 million and $0.2 million of non-cash share unit compensation expense for the three and nine month periods ended September 30, 2014, respectively.  Unrecognized compensation expense at September 30, 2014 was $0.6 million.

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

The derivative instruments (Note 8) consists solely of two interest rate swaps that are not traded on an exchange and are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs.

The Trust measures its interest rate swaps at fair value on a recurring basis. The fair values are based on primarily Level 2 inputs described above.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  The following table sets forth by level the fair value hierarchy of the Trust’s asset that was accounted for on a non-recurring basis as of September 30, 2014.  There were no such assets measured at fair value as of September 30, 2013.

		Non-recurring Fair Value Measurements At Report Date using:
	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for Nine Months Ended September 30, 2014
Pickerington, OH, Medical office building	$1,779	$1,529	$—	$—	$(250)

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

The following table presents the fair value of other financial instruments (in thousands). The swaps are measured at fair value on a recurring basis.

	September 30,		December 31,
	2014		2013
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loan receivable	$6,907	$6,907	$—	$—
Credit Facility	$70,000	$70,000	—	—
Mortgage debt	$83,420	$83,507	$42,821	$44,130
Derivative liabilities	$456	$456	$397	$397

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

The Trust holds two swaps to pay fixed/receive variable interest rates with a total notional amount of $12.6 million and $7.9 million as of September 30, 2014 and December 31, 2013, respectively.  Gains recognized on interest rate swaps of $0.07 million and $0.1 million were included in interest income on real estate loans and other in the consolidated and combined statements of operations for the three and nine months ended September 30, 2014, respectively. Gains recognized on the interest rate swap of $0.02 million and $0.2 million were included in interest income on real estate loans and other in the consolidated and combined statements of operations for the three and nine months ended September 30, 2013, respectively.

Note 9—Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2014 through 2028. As of September 30, 2014, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2014	$14,291
2015	57,539
2016	57,400
2017	57,561
2018	55,747
Thereafter	435,125
Total	$677,663

Note 10—Rent Expense

The Trust leases the rights to a parking structure at one of its properties and the land upon which five of its properties are located from third party land owners pursuant to separate ground and parking leases.  The parking and ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 68 years remaining, excluding extension options. As of September 30, 2014, the future minimum lease obligations under non-cancelable parking and ground leases were as follows (in thousands):

2014	$328
2015	1,345
2016	1,383
2017	1,423
2018	1,465
Thereafter	23,232
Total	$29,176

Rent expense for the parking and ground leases of $0.2 million and $0.01 million for the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $0.01 million for the nine months ended September 30, 2014 and 2013, respectively, are reported in operating expenses in the consolidated and combined statements of operations.

Note 11—Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share. As the three and nine months ended September 30, 2014 resulted in a net loss, there is no dilution to earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for earnings per share — basic and diluted:
Net loss	$(2,251)	$(1,416)	$(6,409)	$(1,998)
Less: Net (income) loss attributable to Predecessor	—	(6)	—	576
Less: Net loss (income) attributable to noncontrolling interests —operating partnership	233	(61)	887	(61)
Less: Net (income) loss attributable to noncontrolling interests — partially owned properties	(76)	323	(226)	323
Numerator for earnings per share — basic and diluted	$(2,094)	$(1,160)	$(5,748)	$(1,160)
Denominator for earnings per share - basic and diluted shares:	36,313,644	11,486,011	27,980,408	11,486,011
Basic and diluted earnings per share	$(0.06)	$(0.10)	$(0.21)	$(0.10)

There were 202,446 potentially dilutive shares outstanding related to the 2013 Equity Incentive Plan during the three and nine months ended September 30, 2014. However, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive.  As a result, the number of outstanding shares was the same for basic and diluted earnings per share.

Note 12—Related Party Transactions

The Trust has entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee. The shared service fee was $0.1 million and $0.1 million and $0.4 million and $0.1 million for the three and nine months ended September 30, 2014 and 2013, respectively, and is recorded in general and administrative expense in the consolidated statement of operations.

Ziegler charged the Predecessor an annual management fee equal to 2 percent of the total capital commitments. Total management fees charged to the Predecessor were $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively. The Trust did not incur a management fee for the three and nine months ended September 30, 2014.

The Operating Partnership and the Trust entered into the First Amendment to Shared Services Agreement, dated July 31, 2014 (the “First Amendment”), with Ziegler, which amended certain terms of the shared services agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by the Trust for the remainder of the term.  In consideration of these changes, the Trust was obligated to make a one-time payment to Ziegler in the amount of $1,800,000 (the “Amendment Payment”), which may be paid in cash or in unrestricted common shares of the Trust as determined by the Trust in its sole discretion.  On August 19, 2014, the Shelf Registration Statement was declared effective by the Commission and the Trust made the Amendment Payment by issuing 124,913 common shares to Ziegler. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered by the Trust pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. The $1,800,000 one-time payment in unrestricted shares is included in general and administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2014.

Note 13 — Subsequent Events

Pursuant to that certain First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated July 24, 2013, among the Trust and the limited partners set forth therein (the “partnership agreement”), limited partners, other than the Trust, have redemption rights, to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at the Trust’s option, for common shares on a one-for-one basis, generally commencing one year from the date of issuance of such OP units. Pursuant to the terms of the partnership agreement, certain limited partners, including each of the Ziegler Funds, exercised their respective redemption rights and in connection therewith, the Trust purchased on October 1, 2014 an aggregate of 545,750 OP Units in exchange for an aggregate of approximately $7.5 million in cash and the Trust issued 2,005,101 common shares to purchase 2,005,101 OP Units. The common shares issued were issued (a) in private placements in reliance on Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder and (b) to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act. The resale of the common shares by the then selling shareholders and former limited partners has been registered by the Trust under the Securities Act pursuant to the Trust’s Registration Statement on Form S-3 (File No. 333-197842), filed with the Commission on August 4, 2014, which was declared effective by the Commission on August 19, 2014 (the “Shelf Registration Statement”).

Upon the effectiveness of the above transactions, the Trust held a 93.7% interest in the Operating Partnership as of October 1, 2014.

On October 29, 2014 the Trust closed on the purchase of five medical office buildings (the “Facilities”) located in the greater Harrisburg, Pennsylvania area for a purchase price of $23.1 million. The Facilities have approximately 117,765 square feet and are 97% occupied. Pinnacle Health System is the largest tenant occupying approximately 67% of the Facilities.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and Part II, Item 1A (Risk Factors) of this report.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, specialty surgical hospitals, and long-term acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 7% to 10%. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013.

As of September 30, 2014, our portfolio consisted of 64 properties located in 17 states with approximately 2,524,950 net leasable square feet, which were approximately 95.4% leased with a weighted average remaining lease term of approximately 9.9 years and approximately 60.0% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system and approximately  50.3% of the net leasable square footage of our properties is located within approximately 1/4 mile of a hospital campus. We receive a cash rental stream from these healthcare providers under our leases.

Approximately 91.0% of the annualized base rent payments from our properties as of September 30, 2014 are from triple net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. We seek to structure our triple net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 2%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2014, leases representing 0.4%, 1.2% and 3.4% of leasable square feet in our portfolio will expire in 2014, 2015 and 2016, respectively.

On September 18, 2014, the Operating Partnership, as borrower, and we and certain of our subsidiaries and other affiliates, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Company to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million.

Effective September 18, 2014, the Credit Agreement, dated as of August 29, 2013 (as amended, restated, increased, extended, supplemented or otherwise modified from time to time, the “Prior Credit Agreement”), among the Operating Partnership, as borrower, us, certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, Regions Bank, as administrative agent, Regions Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto, and all commitments provided thereunder, were terminated. All amounts due and outstanding under the Prior Credit Agreement were repaid on or prior to such date. The Credit Agreement replaces our existing senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

As of September 30, 2014, we had approximately $83.4 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and $70.0 million outstanding borrowings under our unsecured revolving credit facility.

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

On December 11, 2013, we completed a public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $103.1 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 9,545,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

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

On May 27, 2014, we completed a public offering of 12,650,000 common shares of beneficial interest, including 1,650,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $149.9 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 12,650,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

During the quarterly period ended June 30, 2014, we completed eight acquisitions of nine healthcare properties located in five states containing an aggregate of 279,056 net leasable square feet for an aggregate of approximately $73.6 million using proceeds from our December 2013 and May 2014 public offerings, borrowings under our senior secured revolving credit facility and mortgage financing on existing properties.  The Operating Partnership partially funded the purchase price of two of these acquisitions by issuing a total of 243,758 OP Units valued at approximately $3.2 million on the date of issuance.

The Operating Partnership and we entered into the First Amendment to Shared Services Agreement, dated July 31, 2014 (the “First Amendment”), with Ziegler, which amended certain terms of our shared services agreement with Ziegler. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by the Trust for the remainder of the term.  In consideration of these changes, we were obligated to make a one-time payment to Ziegler in the amount of $1,800,000 (the “Amendment Payment”), which may be paid in cash or in unrestricted common shares of the Trust as determined by the Trust in its sole discretion.

Our Registration Statement on Form S-3 (File No. 333-197842), which we filed with the Commission on August 4, 2014, was declared effective by the Commission on August 19, 2014 (the “Shelf Registration Statement”).  The Shelf Registration Statement covers the offering, from time to time, of various securities with an aggregate value of up to $900 million and the secondary offering of common shares by certain selling shareholders.

On August 19, 2014, we made the Amendment Payment by issuing 124,913 common shares to Ziegler. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and were offered by us pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act.

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement. In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. During the quarterly period ended September 30, 2014, we did not issue and sell any common shares pursuant to any of the Sales Agreements.

On September 12, 2014, we completed a public offering of 10,925,000 common shares of beneficial interest, including 1,425,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $145.7 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 10,925,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

During the quarterly period ended September 30, 2014, we completed 11 acquisitions of 16 healthcare properties located in six states containing an aggregate of 795,139 net leasable square feet for an aggregate of approximately $226.2 million as summarized below using proceeds from our May 2014 and September 2014 public offerings, borrowings under our former senior secured revolving credit facility and borrowings under our new unsecured revolving credit facility.

Property(1)	Location	Acquisition Date	Square Footage	Purchase Price (in thousands)
Landmark Healthcare Portfolio (Premier) 3 MOBs (2)	Bloomington, IN	July 1, 2014	90,000	$23,837
Carlisle II MOB	Carlisle, PA	July 25, 2014	13,245	$4,500
Surgical Institute of Monroe ASC	Monroe, MI	July 28, 2014	24,500	$6,000
The Oaks Medical Building MOB	Lady Lake, FL	July 31, 2014	27,992	$10,600
Baylor Surgicare ASC - Mansfield	Mansfield, TX	September 2, 2014	15,662	$8,500
Eye Center of Southern Indiana(2)	Bloomington, IN	September 5, 2014	32,096	$12,174
Wayne State Medical Center and MOB	Troy, MI	September 10, 2014	176,000	$46,500
El Paso Portfolio (specialty surgical hospital and 2 MOBs)(2)	El Paso, TX	September 30, 2014	178,700	$46,235
The Mark H. Zangmeister Center	Columbus, OH	September 30, 2014	109,667	$36,600
Berger Medical Center	Orient, OH	September 30, 2014	31,528	$6,785
Orthopedic One 2 MOBs	Columbus, OH Westerville, OH	September 30, 2014	95,749	$24,500
Total			795,139	$226,231

(1)         “MOB” means medical office building and “ASC” means ambulatory surgical center.

(2)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 1,798,555 OP Units valued at approximately $25.5 million in the aggregate on the date of issuance.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to $713.0 million as of September 30, 2014. We expect our portfolio to grow to between $750 million to $800 million in gross real estate investments by the end of this fiscal year.

We did not conduct business operations prior to completion of our IPO on July 24, 2013, therefore, the financial information herein for periods prior to July 24, 2013 reflects the operations of the four healthcare real estate funds managed by Ziegler, which we refer to as the Ziegler Funds or the Predecessor, from whom we acquired the equity interests in the 19 properties that constituted our initial properties upon completion of our IPO and formation transactions. We determined the Ziegler Funds to be our accounting predecessor. The financial information herein since July 24, 2013 reflect our operations since completion of the IPO and formation transactions.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of September 30, 2014, own approximately 88.7% of the partnership interests in our Operating Partnership.

Property Acquisitions Subsequent to September 30, 2014

On October 29, 2014 the Company closed on the purchase of five medical office buildings (the “Facilities”) located in the greater Harrisburg, Pennsylvania area for a purchase price of $23.1 million. The Facilities have approximately 117,765 square feet and are 97% occupied. Pinnacle Health System (“Pinnacle”) is the largest tenant occupying approximately 67% of the Facilities. Pinnacle is one of the premier healthcare systems in central Pennsylvania with the leading market share based on inpatient discharges in Harrisburg. Pinnacle provides a wide array of services, including diagnostic, therapeutic, inpatient, outpatient, cardiovascular and cardiothoracic surgery, orthopedics, and neurosurgery.

Other Recent Developments

Pursuant to that certain First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated July 24, 2013, among us and the limited partners set forth therein (the “partnership agreement”), limited partners, other than us, have redemption rights, to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at our option, for common shares on a one-for-one basis, generally commencing one year from the date of issuance of such OP units. Pursuant to the terms of the partnership agreement, certain limited partners, including each of the Ziegler Funds, exercised their respective redemption rights and in connection therewith, we purchased on October 1, 2014 an aggregate of 545,750 OP Units in exchange for an aggregate of approximately $7.5 million in cash and we issued 2,005,101 common shares to purchase 2,005,101 OP Units. The common shares issued were issued (a) in private placements in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder and (b) to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act. The resale of the common shares by the then selling shareholders and former limited partners has been registered by us under the Securities Act pursuant to our Shelf Registration Statement.

Upon the effectiveness of the above transactions, the Trust held a 93.7% interest in the Operating Partnership as of October 1, 2014.

We expect to join the MSCI US REIT Index at the close of business on November 25, 2014.

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

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants and straight-lining of contractual rents reduced by lease inducement and above-market lease amortization.

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

Acquisition expenses.  Acquisition costs are costs we incur in pursuing and closing property acquisitions accounted for as business combinations.  These costs include legal, accounting, valuation, other professional or consulting fees and the compensation of certain employees who dedicate substantially all of their time to acquisition related job functions.  We account for acquisition-related costs as expenses in the period in which the costs are incurred and the services are received.

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

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013.  The 2013 results disclosed in this report include the Trust’s results from July 24, 2013 through September 30, 2013, combined with the results of our Predecessor from July 1, 2013 through July 23, 2013.

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013 (in thousands):

	2014	2013	Change	%
Revenues:
Rental revenues	$12,506	$2,920	$9,586	328.3
Expense recoveries	1,355	798	557	69.8
Interest income on real estate loans and other	300	11	289	2,627.3
Total revenues	14,161	3,729	10,432	279.8
Expenses:
Interest expense, net	1,911	826	1,085	131.4
General and administrative	4,445	1,285	3,160	245.9
Operating expenses	2,531	1,130	1,401	124.0
Depreciation and amortization	4,413	1,146	3,267	285.1
Acquisition expenses	2,922	756	2,166	286.5
Impairment loss	250	—	250	NM
Total expenses	16,472	5,143	11,329	220.3
Loss before equity in income of unconsolidated entity and gain (loss) on sale of property:	(2,311)	(1,414)	(897)	63.4
Equity in income of unconsolidated entity	26	—	26	NM
Gain (loss) on sale of property	34	(2)	36	-1,800.0
Net loss	$(2,251)	$(1,416)	$(835)	59.0

NM = Not Meaningful

Revenues

Total revenues increased $10.4 million, or 279.8%, for the three months ended September 30, 2014 as compared to ours and the Predecessor’s three months ended September 30, 2013. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $9.6 million, or 328.3%, from $2.9 million for the three months ended September 30, 2013 to $12.5 million for the three months ended September 30, 2014.  The increase in rental revenues primarily resulted from property acquisitions which closed in the fourth quarter of 2013 and the 38 property acquisitions that closed in the nine months ended September 30, 2014 which resulted in an additional $9.7 million in revenue

Expense recoveries. Expense recoveries increased $0.6 million, or 69.8%, for the three months ended September 30, 2014 as compared to ours and the Predecessor’s three months ended September 30, 2013.  The increase is primarily due to additional expense recoveries related to the properties acquired in the fourth quarter of 2013 and nine months ended September 30, 2014.

Interest income on real estate loans and other.  Interest income on real estate loans and other increased $0.3 million for the three months ended September 30, 2014 as compared to ours and the Predecessor’s three months ended September 30, 2013. An increase of $0.2 million is due to the mezzanine loan transaction completed on January 2, 2014, and a $0.1 million increase in the gain from the change in fair value of a derivative liability.

Expenses

Total expenses increased by $11.4 million, or 220.3%, for the three months ended September 30, 2014 as compared to ours and the Predecessor’s three months ended September 30, 2013. An analysis of selected expenses follows.

Interest expense, net. Interest expense for the three months ended September 30, 2014 was $1.9 million compared to $0.8 million for the three months ended September 30, 2013, representing an increase of $1.1 million, or 131.4%. The $1.1 million increase was the result of a $0.5 million increase in interest on new mortgage debt and $0.8 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit (including a $0.1 million deferred financing cost write off relating to the Prior Credit Agreement), partially offset by $0.2 million decrease relating to a mortgage re-finance and debt pay-down.

General and administrative. General and administrative expenses increased $3.2 million or 245.9%, from $1.3 million during the three months ended September 30, 2013 to $4.5 million during the three months ended September 30, 2014. The increase included salaries and benefits of $1.1 million (including non-cash share compensation of $0.6 million), professional fees of $0.2 million and other administrative costs of $1.9 million (including one-time Amendment Payment of $1.8 million to Ziegler).

Operating expenses. Operating expenses increased $1.4 million or 124.0%, from $1.1 million during the three months ended September 30, 2013 to $2.5 million during the three months ended September 30, 2014.  The increase is primarily due to the properties acquired in the fourth quarter of 2013 and the nine months ended September 30, 2014 which resulted in an additional $1.3 million of operating expenses.

Depreciation and amortization. Depreciation and amortization increased $3.3 million, or 285.1%, from $1.1 million during the three months ended September 30, 2013 to $4.4 million during the three months ended September 30, 2014.  The increase in depreciation and amortization was primarily from the properties acquired in the fourth quarter of 2013 and the nine months ended September 30, 2014 which resulted in an additional $3.3 million in depreciation and amortization for the three months ended September 30, 2014.

Acquisition expenses. Acquisition expenses increased $2.2 million or 286.5%, from $0.8 million during the three months ended September 30, 2013 to $2.9 million for the three months ended September 30, 2014. During the third quarter of 2014, we acquired $137.7 million of real estate that were considered business combinations and as such, the related acquisition costs were expensed, compared to $111.3 million for the third quarter of 2013.

Impairment loss. The Trust recognized a $0.3 million impairment on a Predecessor purchased medical office building.

Equity in income of unconsolidated entity.  The change in equity income from unconsolidated entity for the three months ended September 30, 2014 was $0.03 million. The increase is the result of the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.

Gain (loss) on sale of property.  On September 19, 2014, the Trust sold a 2,000 square foot medical office building condominium unit located in Florida for approximately $0.3 million. On September 30, 2013, the Trust sold a 4,000 square foot medical office building condominium unit located in Florida for approximately $0.5 million.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013.  The 2013 results disclosed in this report include the Trust’s results from July 24, 2013 through September 30, 2013, combined with the results of the Predecessor from January 1, 2013 through July 23, 2013.

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013	Change	%
Revenues:
Rental revenues	$29,555	$7,952	$21,603	271.7
Expense recoveries	3,445	2,399	1,046	43.6
Interest income on real estate loans and other	640	206	434	210.7
Total revenues	33,640	10,557	23,083	218.7
Expenses:
Interest expense, net	4,849	3,114	1,735	55.7
General and administrative	8,867	1,507	7,360	488.4
Operating expenses	6,367	3,578	2,789	77.9
Depreciation and amortization	10,565	3,123	7,442	238.3
Acquisition expenses	9,254	756	8,498	1,124.1
Management fee	—	475	(475)	-100.0
Impairment loss	250	—	250	NM
Total expenses	40,152	12,553	27,599	219.9
Loss before equity in income of unconsolidated entity:	(6,512)	(1,996)	(4,516)	226.3
Equity in income of unconsolidated entity	69	—	69	NM
Gain (loss) on sale of property	34	(2)	36	-1,800.0
Net loss	$(6,409)	$(1,998)	$(4,411)	220.8

NM = Not Meaningful

Revenues

Total revenues increased $23.1 million, or 218.7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $21.6 million, or 271.7%, from $8.0 million for the nine months ended September 30, 2013 to $29.6 million for the nine months ended September 30, 2014.  The increase in rental revenues primarily resulted from eight property acquisitions which closed in the third and fourth quarters of 2013 and 38 property acquisitions that closed in the nine months ended September 30, 2014 and resulted in an additional $21.9 million in revenue.

Expense recoveries. Expense recoveries increased $1.0 million, or 43.6%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The increase in expense recoveries primarily resulted from eight property acquisitions which closed in the third and fourth quarters of 2013 and 38 property acquisitions that closed in the nine months ended September 30, 2014 and resulted in an additional $0.9 million.

Interest income on real estate loans and other.  Interest income on real estate loans and other increased $0.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was the result of a $0.4 million increase due to the mezzanine loan transaction completed on January 2, 2014 and an increase of $0.07 million of other income, which was partially offset by a $0.07 million decrease in the gain from the change in fair value of a derivative liability.

Expenses

Total expenses increased by $27.6 million, or 219.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. An analysis of selected expenses follows.

Interest expense, net. Interest expense for the nine months ended September 30, 2014 was $4.8 million compared to $3.1 million for the nine months ended September 30, 2013, representing an increase of $1.7 million, or 55.7%. The $1.7 million increase was the result of a $1.3 million increase in interest on new mortgage debt and  $1.8 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit (including a $0.1 million deferred financing cost write off relating to the Prior Credit Agreement), partially offset by a $1.1 million decrease in interest on mortgage debt due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO and $0.3 million decrease relating to a mortgage re-finance and debt pay-downs.

General and administrative. General and administrative expenses increased $7.4 million or 488.4%, from $1.5 million during the nine months ended September 30, 2013 to $8.7 million during the nine months ended September 30, 2014. The increase included salaries and benefits of $3.0 million (including non-cash share compensation of $1.4 million), professional fees of $1.4 million and other administrative costs of $3.0 million (including one-time Amendment Payment of $1.8 million to Ziegler).

Operating expenses. Operating expenses increased $2.8 million or 77.9%, from $3.6 million during the nine months ended September 30, 2013 to $6.4 million during the nine months ended September 30, 2014.  The increase is primarily due to the properties acquired in the third and fourth quarters of 2013 and the nine months ended September 30, 2014 which resulted in an additional $2.8 million of operating expenses.

Depreciation and amortization. Depreciation and amortization increased $7.4 million, or 238.3%, from $3.1 million during the nine months ended September 30, 2013 to $10.5 million during the nine months ended September 30, 2014.  The increase in depreciation and amortization was primarily from the properties acquired in the third and fourth quarters of 2013 and the nine months ended September 30, 2014 which resulted in an additional $7.5 million in depreciation and amortization for the nine months ended September 30, 2014.

Acquisition expenses. Acquisition expenses increased $8.5 million or 1,124.1%, from $0.8 million during the nine months ended September 30, 2013 to $9.3 million for the nine months ended September 30, 2014.  During the nine months ended September 30, 2014 and 2013, we acquired $277.9 million and $111.3 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Impairment loss. The Trust recognized a $0.3 million impairment on a Predecessor purchased medical office building.

Management fees. The Predecessor incurred $0.5 million of management fees in the nine months ended September 30, 2013.  We do not incur these management fees.  No management fees were incurred by the Trust in the nine months ended September 30, 2014.

Equity in income of unconsolidated entity.  The change in equity income from unconsolidated entity for the nine months ended September 30, 2014 was $0.1 million. The increase is the result of the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.

Gain (loss) on sale of property.  On September 19, 2014, the Trust sold a 2,000 square foot medical office building condominium unit located in Florida for approximately $0.3 million. On September 30, 2013, the Trust sold a 4,000 square foot medical office building condominium unit located in Florida for approximately $0.5 million.

Cash Flows

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 (In thousands):

	2014	2013
Net cash provided by (used in) operating activities	$7,445	$(34)
Net cash used in investing activities	(413,404)	(101,342)
Net cash provided by financing activities	366,506	102,995
(Decrease) increase in cash and cash equivalents	$(39,453)	$1,619

Cash flows from operating activities. Cash flows provided by operating activities was $7.4 million during the nine months ended September 30, 2014 compared to cash flow used in operating activities of $0.03 million during the nine months ended September 30, 2013, representing an increase of $7.5 million. This change was primarily attributable to a $7.3 million increase in amortization and depreciation, a $1.5 million increase in non-cash stock compensation, a $1.6 million increase in other assets and accounts payable, a $2.2 million increase in accrued expense, and a $1.8 million increase in shared service agreement due to the Amendment Payment to Ziegler, partially offset by a $4.4 million increase in net loss and $2.7 million increase in straight line rents.

Cash flows from investing activities. Cash flows used in investing activities was $413.4 million during the nine months ended September 30, 2014 compared to cash flows used in investing activities of $101.3 million during the nine months ended September 30, 2013, representing a change of $312.1 million. The increase in cash flows used in investing activities was primarily attributable to the acquisition of 38 properties and one land purchase for $404.7 million and funding of the mezzanine loan for $6.8 million, and $0.6 million increase in capital expenditures on investment properties, which was partially offset by $100.0 million of acquisitions in the nine months ended September 30, 2013.

Cash flows from financing activities. Cash flows provided by financing activities was $366.5 million during the nine months ended September 30, 2014 compared to cash flows provided by financing activities of $103.0 million during the nine months ended September 30, 2013, representing an increase of $263.5 million. The increase was primarily attributable to an increase of $172.7 million in net proceeds from follow-on public offerings, net increase of proceeds and payments on credit facility borrowings of $50.2 million, increase of $26.4 million in proceeds from issuance of mortgage debt and a decrease of $36.7 million of payments on mortgage debt, partially offset by an increase of $20.1 million of dividends and distributions paid and an increase of $2.8 million of debt issuance costs on our credit facility.

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

As of September 30, 2014, we had a total of $17.0 million of cash and cash equivalents and $255.8 million of near-term availability on our unsecured revolving credit facility.  Also, we had an additional $74.2 million of availability under our unsecured revolving credit facility as of September 30, 2014 which is subject to customary property underwriting standards.  We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our senior secured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We expect to satisfy our long-term liquidity needs through cash flow from operations, unsecured borrowings, issuances of equity securities, and, in connection with acquisitions of additional properties, the issuance of OP Units of our Operating Partnership, and proceeds from select property dispositions and joint venture transactions.

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We currently are evaluating additional potential investments consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the investment. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, borrowings, including under our unsecured revolving credit facility or the proceeds from additional issuances of common or preferred shares, issuances of OP Units or other securities.

On August 4, 2014, we filed the Shelf Registration Statement with the Commission, allowing us to offer up to $900 million of an indeterminate amount of common shares, preferred shares, convertible preferred shares, debt securities, convertible debt securities or other types of securities, from time to time.  The Commission declared the Shelf Registration Statement effective on August 19, 2014. There can be no assurance that we will be able to complete any such securities offerings.  Factors influencing the availability of additional financing include investor perception of our prospects and the general condition of the financial markets.  Future issuances of our securities may be dilutive to existing shareholders.

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement. In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. During the quarterly period ended September 30, 2014, we did not issue and sell any common shares pursuant to any of the Sales Agreements.

Effective September 18, 2014, the Credit Agreement, dated as of August 29, 2013 (as amended, restated, increased, extended, supplemented or otherwise modified from time to time, the “Prior Credit Agreement”), among the Operating Partnership, as borrower, the Company, certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, Regions Bank, as administrative agent, Regions Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto, and all commitments provided thereunder, were terminated. All amounts due and outstanding under the Prior Credit Agreement were repaid on or prior to such date.

On September 18, 2014, the Operating Partnership, as borrower, and the Company and certain subsidiaries and other affiliates of the Company, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. The Credit Agreement replaced our senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

The Credit Agreement has a maturity date of September 18, 2018 and includes a one-year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20%. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.  Any additional indebtedness incurred or issued by us may be secured or unsecured, may have a short, medium, or long term fixed or variable interest rate and may be subject to other terms and conditions. We may also enter into financing arrangements on terms that we might not otherwise accept if we were in need of liquidity and had limited options.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2014, we were in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by the Operating Partnership, us and each other guarantor and imposes customary covenants on the Operating Partnership, us and each other guarantor. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet debt.

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk.

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

The variable rate component of our consolidated indebtedness at September 30, 2014 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at September 30, 2014, would increase by approximately $0.7 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at September 30, 2014, would decrease by approximately $0.7 million annually.

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

Indebtedness

As of September 30, 2014, we had total consolidated indebtedness of approximately $153.4 million. The weighted average interest rate on our consolidated indebtedness was 3.54% (based on the 30-day LIBOR rate as of September 30, 2014, of 0.154%). As of September 30, 2014, we had approximately $74.4 million, or approximately 49%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of September 30, 2014.

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Unsecured Revolving Credit Facility	$70,000	Floating	LIBOR + 1.50%		09/18/18
Canton Medical Office Building(1)	6,233	Fixed	5.94%		06/06/17
Firehouse Square	2,781	Fixed	6.58%		09/06/17
Hackley Medical Center	5,433	Fixed	5.93%		01/06/17
MeadowView Professional Center	10,454	Fixed	5.81%		06/06/17
Mid Coast Hospital Medical Office Building(2)	7,921	Fixed	4.93	%(3)	05/16/16
Remington Medical Commons	4,433	Floating	LIBOR + 2.75%		09/28/17
Valley West Hospital Medical Office Building	4,905	Fixed	4.83%		12/01/20
Oklahoma City, OK Medical Office Building	7,690	Fixed	4.71%		01/10/21
Crescent City Surgical Center	18,750	Fixed	5.00%		01/23/19
San Antonio, TX Hospital	9,944	Fixed	5.00	%(4)	06/26/22
Baylor Surgicare AS - Mansfield	4,876	Fixed	4.97	%(5)
Total	$153,420

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

(5) This loan bears interest at a rate of LIBOR + 2.65%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.97% through the date of maturity.

Item 4.                                 Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of September 30, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.            Other Information

Item 1.           Legal Proceedings.

From time to time, we may be party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us.

Item 1A.                Risk Factors.

In addition to the following description of risk factors, information on risk factors can be found in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on March 21, 2014 (the “Annual Report”), and in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Commission on May 7, 2014 (the “First Quarter Quarterly Report”). There have been no material changes from the risk factors previously disclosed in the Annual Report as superseded by the First Quarter Quarterly Report. Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

Because of the following risk factors, as well as other risk factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below and the risk factors previously disclosed in the Annual Report as superseded by the First Quarter Quarterly Report.

Increases in market interest rates may have an adverse effect on the trading prices of our common shares as prospective purchasers of our common shares may expect a higher dividend yield and as an increased cost of borrowing may decrease our funds available for distribution.

One of the factors that influences the trading prices of our common shares is the dividend yield on the common shares (as a percentage of the price of our common shares) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the trading prices of our common shares) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

The number of our common shares available for future issuance or sale could materially adversely affect the per share trading price of our common shares.

As of November 7, 2014, we have issued and outstanding approximately 47,381,216 common shares and 3,190,339 common shares reserved for issuance upon redemption of our outstanding OP Units. Of these common shares, all are freely tradable, except for any common shares owned or any common shares owned by our affiliates, as that term is defined by Rule 144 under the Securities Act. We have registered the common shares issuable upon redemption of the OP Units so that such shares will be freely tradable under the securities laws.

Pursuant to the partnership agreement, limited partners, other than us, have redemption rights, to cause our Operating Partnership to redeem their OP Units in exchange for cash or, at our option, for common shares on a one-for-one basis, generally commencing one year from the date of issuance of such units. Pursuant to the terms of the partnership agreement, certain limited partners, including each of the Ziegler Funds, exercised their respective redemption rights and in connection therewith, we purchased on October 1, 2014 an aggregate of 545,750 OP Units in exchange for an aggregate of approximately $7.5 million in cash and the Trust issued 2,005,101 common shares to redeem 2,005,101 OP Units. The common shares issued were issued (a) in private placements in reliance on Section 4(2) of the Securities Act Securities Act and the rules and regulations promulgated thereunder and (b) to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act. The resale of the common shares by the then selling shareholders and former limited partners has been registered by us under the Securities Act pursuant to the Shelf Registration Statement.

These and other future issuances or sales of our common shares or the availability of shares for resale in the open market may decrease the per share trading price of our common shares.

Our issuance of equity securities, including OP Units, or the perception that such issuances might occur could materially adversely affect us, including the per share trading price of our common shares.

The vesting of any restricted shares granted to trustees, executive officers and other employees under our 2013 Equity Incentive Plan, the issuance of our common shares or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common shares could have an adverse effect on the per share trading price of our common shares may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common shares may be dilutive to existing shareholders.

Our effective Shelf Registration Statement covers the offering, from time to time, of various securities with an aggregate value of up to $900 million.

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement. In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. During the quarterly period ended September 30, 2014, we did not issue and sell any common shares pursuant to any of the Sales Agreements.

Any offering pursuant to the Shelf Registration Statement, whether an “at the market offering” or otherwise, may cause dilution to our shareholders and could cause the per share trading price of our common shares to decline.

Future offerings of debt, which would be senior to our common shares upon liquidation, or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, may materially adversely affect us, including the per share trading price of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share trading price of our common shares and dilute their interest in us.

If securities analysts do not publish research or reports about our industry or if they downgrade our common shares or the healthcare-related real estate sector, the market price of our common shares could decline.

The trading market for our common shares depends in part upon the research and reports that industry or financial analysts publish about us or our industry. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the price of our common shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market which in turn could cause the market price of our common shares to decline.

Item 6.                   Exhibits.

Exhibit No.	Description
10.1 (1)	First Amendment to Shared Services Agreement dated July 31, 2014, among B.C. Ziegler and Company, Physicians Realty Trust, and Physicians Realty L.P.
10.2*(2)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective August 7, 2014
10.3 (3)

Credit Agreement, dated September 18, 2014, among Physicians Realty L.P., Physicians Realty Trust and certain subsidiaries and other affiliates party thereto, KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, BMO Capital Markets, and the lenders party thereto

10.4

Agreement of Sale and Purchase, dated as of September 8, 2014, by and between Cassady Gateway Partners, LLC, an Ohio limited liability company, and DOC-3100 Plaza Properties Boulevard MOB, LLC, a Wisconsin limited liability company

10.5	Contribution Agreement, dated as of September 8, 2014, by and between Cure Building, Ltd., a Texas limited partnership, and DOC-1755 Curie Drive MOB, LLC, a Wisconsin limited liability company
10.6

Agreement of Sale and Purchase, dated as of September 8, 2014, by and between University Physician Group, d/b/a Wayne State University Physician Group, a Michigan nonprofit corporation, and DOC-WSUPG Troy MOB, LLC, a Wisconsin limited liability company

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

(1) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2014.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 7, 2014.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 23, 2014.

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

PHYSICIANS REALTY TRUST

Date: November 13, 2014	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2014	/s/ Jeffrey Theiler
Jeffrey Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)