Form 10-K
period 2014-12-31
Physicians Realty Trust
filed 2015-03-12
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20541

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the Registrant as of June 30, 2014 was approximately $487.7 million based upon the closing price reported for such date on the New York Stock Exchange.  For purposes of this disclosure, common shares held by executive officers and trustees of the Registrant on June 30, 2014 have been excluded because such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2015, the number of the Registrant’s common shares outstanding was 70,237,520.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 7, 2015, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

PHYSICIANS REALTY TRUST

Annual Report on Form 10-K for the Year Ended December 31, 2014

Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

•                  our ability to make distributions on our common shares of beneficial interest;

•                  general volatility of the market price of our common shares;

•                  our limited operating history;

•                  our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•                  our geographic concentrations in Texas and metro Atlanta, Georgia causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

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

•                  the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•                  cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Part I, Item 1A. Risk Factors.”

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

PART I

ITEM 1.  BUSINESS

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We completed our initial public offering (“IPO”) in July 2013. As of December 31, 2014, our portfolio consisted of 87 properties located in 19 states with approximately 3,100,701 net leasable square feet, which were approximately 94.6% leased with a weighted average remaining lease term of approximately 9.6 years and approximately 76.5% of the net leasable square footage of our portfolio was either affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 85% of the annualized base rent payments from our properties as of December 31, 2014 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.  Approximately 15% of the annualized base rent payments from our properties as of December 31, 2014 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses, (e.g., property tax and insurance), to tenants for reimbursement, thus protecting us from increases in such operating expenses.  We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2014, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year	Portfolio Lease Expirations
2015	2.8%
2016	3.6%
2017	2.2%
2018	6.6%
2019	6.5%
2020	1.6%
2021	2.4%
2022	3.4%
2023	5.7%
2024	16.9%
Thereafter	42.8%

We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in health care related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 10%. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We had no business operations prior to completion of the IPO and the related formation transactions on July 24, 2013. Our Predecessor, which is not a legal entity, is comprised of the four healthcare real estate funds managed by B.C. Ziegler & Company (“Ziegler”) that owned directly or indirectly interests in entities that owned our initial properties we acquired on July 24, 2013 in connection with completion of our IPO and related formation transactions.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. See “Part I, Item 1A. Risk Factors - Risks Related to Our Qualification and Operation as a REIT.” We are the sole general partner of our Operating Partnership and, as of March 9, 2015, own approximately 94.4% of the partnership interests in our Operating Partnership (the “OP Units”).

Our Objectives and Growth Strategy

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares. Our primary strategies to achieve our business objective are to invest in, own and manage a diversified portfolio of high quality healthcare properties and pay careful attention to our tenants’ real estate strategies, which we believe will drive high retention, high occupancy and reliable, increasing rental revenue and cash flow.

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with premier healthcare real estate developers. Generally, we only expect to make investments in new development properties when approximately 70% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on the following types of healthcare properties:

•                  medical office buildings;

•                  outpatient treatment and diagnostic facilities;

•                  physician group practice clinics;

•                  ambulatory surgery centers;

•                  specialty hospitals and treatment centers;

•                  acute care hospitals; and

•                  post-acute care hospitals and long-term care facilities.

We may invest opportunistically in life science facilities, assisted living and independent senior living facilities and in the longer term, senior housing properties, including skilled nursing. Consistent with our intent to qualify as a REIT, we may also opportunistically invest in companies that provide healthcare services, in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

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

Employees

At December 31, 2014, we had 14 full-time employees, none of whom are subject to a collective bargaining agreement.

Portfolio Summary

Please see “Item 2. Properties” for a table that summarizes our portfolio as of December 31, 2014.

Geographic Concentration

As of December 31, 2014, approximately 41% of our total annualized base rent was derived from properties located in Texas (23%) or metro Atlanta, Georgia (18%).  The Texas properties are concentrated in El Paso and Plano.

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

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $17.2 million, or 26.1%, of the annualized rent from our properties as of December 31, 2014. No one tenant represents more than 7.1% of our total annualized rent. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

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

The Credit Agreement has a maturity date of September 18, 2018 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20%, depending on the consolidated leverage ratio outlined below. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2014, the Trust was in compliance with all financial covenants.

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

We may, at any time, voluntarily prepay any loan under the unsecured revolving credit facility in whole or in part without premium or penalty.

The unsecured revolving credit facility contains financial covenants that, among other things, require compliance with loan-to-value, leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. The unsecured revolving credit facility also contains customary events of default. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the unsecured revolving credit facility.

As of December 31, 2014, there were $138 million of borrowings outstanding under our unsecured revolving credit facility and $189 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

As of March 9, 2015, there were no borrowings outstanding under our unsecured revolving credit facility and $327 million is available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

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

Based on information primarily provided by our tenants and operators as of December 31, 2014 we estimate that approximately 47% of our hospital and long-term acute care hospital tenants’ and operators’ revenues were dependent on Medicare reimbursement.

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

Available Information

Our website address is www.docreit.com.  We make available, free of charge through the Investor Relations portion of the website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC” or the “Commission”). Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

In addition, our board of trustees has established a Code of Business Conduct and Ethics that applies to our officers, including our Chief Executive Officer and President and Chief Financial Officer, trustees and employees. The Code of Business Conduct and Ethics provides a statement of the Company’s policies and procedures for conducting business legally and ethically. A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of our website (www.docreit.com) under the tab “Governance Documents.” Any amendments to or waivers from the Code of Business Conduct and Ethics will be disclosed on our website. Information contained on our website is not part of this report.

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

We acquire, own, manage, operate and selectively develop properties for lease primarily to physicians, hospitals and healthcare delivery systems. We are subject to risks inherent in concentrating investments in real estate, and the risks resulting from a lack of diversification become even greater as a result of our business strategy to concentrate our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare related facility specifically, could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Economic and other conditions that negatively affect geographic areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2014, approximately 41% of our total annualized rent was derived from properties located in Texas (23%) and metro Atlanta, Georgia (18%).   The Texas properties are concentrated in El Paso and Plano.

As a result of these geographic concentration, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in either of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

We may not realize the benefits that we anticipate from focusing on healthcare properties that are strategically aligned with a healthcare delivery system and from the relationships established through such strategic alignments.

As part of our business strategy, we focus on healthcare properties that are strategically aligned with a healthcare delivery system by (i) seeking to acquire, own, manage, and develop healthcare properties that are located on medical campuses where the underlying land is owned by a healthcare delivery system or by us, or (ii) seeking to acquire, own, manage, and develop healthcare properties located in close proximity to a healthcare delivery system or strategically aligned with a healthcare delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships. In particular, we may not obtain or realize increased rents, or reduced tenant turnover rates as compared to healthcare properties that are not strategically aligned. Moreover, building a portfolio of healthcare properties that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our healthcare properties could dissolve, and we may not succeed in replacing them. If we do not realize the benefits that we anticipate from this focus and those strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results and prospects may be adversely affected.

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

We cannot predict whether our tenants will renew existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2014, leases representing 2.8%, 3.6% and 2.2% of leasable square feet at our properties will expire in the 2015, 2016 and 2017, respectively. If any of our leases are not renewed, we would attempt to lease those properties to another tenant. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

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

From time to time, we enter into definitive agreements through subsidiaries of our Operating Partnership to acquire healthcare properties that are structured as bifurcated transactions (i.e., the closing of the transaction does not occur at the time of the signing of the definitive agreement). The acquisition of any such properties are subject to customary closing conditions, and there can be no assurance that those conditions will be satisfied or that the acquisitions will close on the terms that may be described or at all. Pending acquisitions, whether or not successful, require substantial time and attention from management. Furthermore, any such pending acquisitions require significant expense, including expenses for due diligence, legal and accounting fees and other costs. In the event we do not complete any pending acquisitions, these expenses will not be offset by revenues from the investments and we may have issued a significant number of additional common shares without realizing a corresponding increase in earnings and cash flow from the investments. As a result, our failure to complete pending acquisitions could have a material adverse impact on our financial condition, results of operations and the market price of our common shares.

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

An important component of our growth strategy is to acquire “off-market” properties before they are widely marketed by the owners. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for these assets and therefore likely would increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

Some of our existing properties and properties we acquire in the future are and may be subject to ground lease or other restrictions on the use of the space. If we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Six of our properties (Mid Coast Hospital, Valley West Hospital, Crescent City Surgical Centre, Ortho One — Columbus, Berger Medical Center, and Carmel Medical Pavilion), representing approximately 9% of our total leasable square feet and 11% of our annualized revenue based on rental payments for the month ended December 31, 2014, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-let our initial properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

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

We may in the future make investments in development projects, which may not yield anticipated returns which could directly affect our operating results and reduce the amount of funds available for distributions.

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

We may in the future make investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We may in the future make co-investments with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for the management of the affairs of a property, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:

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

RIDEA and operating properties.

We may invest in senior housing facilities or other properties, structured, where applicable, in compliance with RIDEA or other applicable REIT laws or regulations. If so, we will be exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in patient volume and occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation; the availability and increases in cost of labor (as a result of unionization or otherwise) and other risks applicable to operating businesses. Any one or a combination of these factors may adversely affect our revenue and operations.

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

We receive a significant portion of our revenues by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalations. Leases in the future may contain escalators contingent upon the achievement of specified revenue parameters or based on changes in the Consumer Price Index. If, as a result of weak economic conditions or other factors, the revenues generated by our triple-net-leased properties do not meet the specified parameters or the Consumer Price Index does not increase, our growth and profitability will be hindered by these leases.

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

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. Cybersecurity incidents could disrupt our business and compromise confidential information and of ours and third parties, including our tenants.

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

On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Affordable Care Act but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allow states not to participate in the expansion (and to forego funding for the Medicaid expansion) without losing their existing Medicaid funding. While the U.S. federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to pay a small percentage of those additional costs beginning in 2017. Because the U.S. federal government substantially funds the Medicaid expansion, it is unclear how many states ultimately will elect this option. The participation by states in the Medicaid expansion could have the effect of increasing some of our tenants’ revenues but also could be a strain on U.S. federal government and state budgets.

On March 4, 2015, the United States Supreme Court (“USSC”) will consider in King v. Burwell (Docket No. 14-114) whether the U.S. Internal Revenue Service may extend tax credits subsidies to health insurance purchased through exchanges established by the U.S. federal government under Section 1321 of the Patient Protection and Affordable Care Act.  If the USSC rules the subsidies are not permitted by the Affordable Care Act, millions of Americans who purchased health insurance coverage residing in 34 states could default on their obligation to pay for their health insurance coverage and thus their ability to pay for health care services.  Such default could adversely affect our tenants and their ability to pay rent to us

Annual statutory and regulatory policy decisions may impact one or more specific unique providers that lease space in any of our facilities. For example, on April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014, which in part amended an existing statutory moratorium on the establishment of new long-term care hospitals (“LTCH”), the establishment of new LTCH satellite facilities, and bed increases within such existing facilities effective for the period April 1, 2014 through September 30, 2017. The present moratorium is similar to a moratorium that expired December 28, 2012, but unlike the expired moratorium, does not include any exceptions that would allow for bed increases at existing LTCHs or LTCH satellite facilities. Pursuant to the new law, limited exceptions apply to the moratorium on the establishment of new LTCHs and new LTCH satellite facilities. To qualify for the exception, a hospital or entity must have satisfied one of the following: (1) begun its qualifying period for payment as an LTCH; (2) entered into a binding written agreement with an outside, unrelated party for the actual construction, renovation, lease or demolition for an LTCH, and have expended, before April 1, 2014, at least 10 percent of the estimated cost of the project or, if less, $2.5 million; or (3) obtained a certificate of need, as may be required, in a certificate-of-need state. The Centers for Medicare and Medicaid Services (CMS) has issued a proposed rule addressing the moratorium and exceptions thereto but to date no final rule has been implemented. This law directly applies to our existing tenant, LifeCare Hospitals in each of Plano, Texas, Fort Worth, Texas and Pittsburgh, Pennsylvania facilities but does not directly impact any of our existing facilities, as it only applies to the Medicare participation of facilities that are not already participating in the Medicare program as LTCHs.

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

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded. We recognized a $0.3 million impairment loss on a medical office building in Pickerington, Ohio, and a $1.5 million impairment loss on a medical office building in Lansing, Michigan.  Both properties are vacant. The fair market value of the Ohio property was determined based on an accepted arms-length offer to purchase the property and the fair market value of the Lansing, Michigan property was determined by a third party valuation firm. For both properties, the impairment was assessed because the property’s carrying amount exceeded its estimated fair value.

Our mezzanine loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

We have originated two mezzanine loans and in the future, we may originate further mezzanine loans or other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such mezzanine loan. If a borrower defaults on a mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, such mezzanine loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some mezzanine loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

Risks Related to Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.

As of December 31, 2014, we had approximately $78.1 million of mortgage debt on individual properties. During January 2015, we have assumed an additional $5.8 million of mortgage debt in connection with a property acquisition.  We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

•                  we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

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

As of December 31, 2014, our indebtedness represented approximately 26.6% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.

As of December 31, 2014, we had approximately $142.4 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2014 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

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

The vesting of any restricted shares granted to trustees, executive officers and other employees under our 2013 Equity Incentive Plan, the issuance of our common shares or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common shares could have an adverse effect on the per share trading price of our common shares and may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common shares may be dilutive to existing shareholders.

On August 4, 2014, we filed a shelf registration statement on Form S-3 with the Commission, allowing us to offer up to $900 million of an indeterminate amount of common shares, preferred shares, convertible preferred shares, debt securities, convertible debt securities or other types of securities, from time to time (the “Shelf Registration Statement”).  The Commission declared the Shelf Registration Statement effective on August 19, 2014.  We have issued securities under the Shelf Registration Statement as follows.

On August 19, 2014, we and the Operating Partnership entered into separate At-the-Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. For the year ended December 31, 2014, we sold 3,576,010 common shares pursuant to the ATM Program, at a weighted average price of $15.54 per share resulting in total proceeds of approximately $55.6 million, before $0.8 million in commissions. As of March 9, 2015, we sold 247,397 common shares during 2015 pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.2 million, before $55,696 in commissions. As of March 9, 2015, we have $90.2 million remaining available under the ATM Program.

On September 12, 2014, we completed a follow-on public offering of 10,925,000 common shares of beneficial interest, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $145.7 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 10,925,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.2 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

Any offering pursuant to the Shelf Registration Statement, whether a follow-on public offering, an “at-the-market offering” or otherwise, may cause dilution to our shareholders and could cause the per share trading price of our common shares to decline.

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

The trading market for our common shares depends in part upon the research and reports that industry or financial analysts publish about us and our industry. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the price of our common shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market which in turn could cause the market price of our common shares to decline.

Risks Related to Our Portfolio and Structure

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

We conduct substantially all of our operations through our Operating Partnership. As of March 9, 2015, we owned approximately 94.4% of the OP Units and apart from this ownership interest, we will not have any independent operations. As a result, we rely upon distributions from our Operating Partnership to pay any distributions that we might declare on our common shares. We also rely upon distributions from our Operating Partnership to meet our obligations, including tax liability on taxable income allocated to us from our Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income). Shareholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our shareholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

We expect that we will no longer be an emerging growth company next year.

We incur new costs as a result of becoming a public company, and such costs may increase if and when we cease to be an “emerging growth company.”

As a public company, we incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate theses costs with any degree of certainty. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies. We expect that we will no longer be an emerging growth company next year.

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

However, after we are no longer an emerging growth company under the JOBS Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of December 31 subsequent to the period covered by this report. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per share trading price of our common shares.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Thomas, our President and Chief Executive Officer, Mr. Theiler, our Executive Vice President and Chief Financial Officer, Mr. Sweet, our Executive Vice President and Chief Investment Officer, Mr. Lucey, our Senior Vice President—Principal Accounting and Reporting Officer, Mr. Theine, our Senior Vice President of Asset and Investment Management and Mr. Page, our Senior Vice President and General Counsel. We do not maintain key person life insurance on any of our officers. Our ability to continue to acquire and develop healthcare properties depends upon the significant relationships that our senior management team has developed over many years.

Although we have entered into employment agreements with Messrs. Thomas, Theiler, Sweet, Lucey, Theine and Page, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our senior management team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

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

As of December 31, 2014, we owned 94.1% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of properties or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our shareholders. Our shareholders do not directly own OP Units, and thus, do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Risks Related to Our Qualification and Operation as a REIT

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that would substantially reduce funds available for distributions to our shareholders.

We were organized on April 9, 2013 as a Maryland real estate investment trust. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013. Commencing with such taxable year, we were organized and operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and we intend to continue to operate in such a manner, but no assurances can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we would face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

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

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, we will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% REIT subsidiaries limitation or to avoid application of the 100% excise tax.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is 23.8%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to maintain our qualification as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the federal income tax asset and income tests applicable to REITs, the loan must be secured by real property. We may originate (in connection with a forward purchase or option to purchase contract) or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest, including our two outstanding mezzanine loans, would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Properties

The table below sets forth certain information regarding the 87 properties in our portfolio as of December 31, 2014:

PROPERTY	PROPERTY TYPE	PROPERTY LOCATION	YEAR BUILT	% OWNED	NET LEASABLE SQUARE FOOTAGE	% LEASED	ANNUALIZED BASE RENT(1) (thousands)	ANNUALIZED BASE RENT PER LEASED SQUARE FOOT	HEALTHCARE DELIVERY SYSTEM AFFILIATION	PRINCIPAL TENANTS
									INITIAL PROPERTIES (2)
Arrowhead Commons	Medical Office Building	Phoenix, AZ	2004	100.0%	12,800	85.0%	$261	$24.00	N/A	Paseo Family Physicians
Aurora Medical Office Building	Medical Office Building	Green Bay, WI	2010	100.0%	9,112	100.0%	$191	$20.96	Aurora Health Care	Aurora Health Care
Austell Medical Office Building	Medical Office Building	Atlanta, GA	1971	100.0%	14,598	78.5%	$183	$15.97	Northside Hospital	Northside Hospital
Canton Medical Office Building	Medical Office Building	Atlanta, GA	1994	51.0%	38,098	100.0%	$817	$21.44	Northside Hospital	Northside Hospital
Decatur Medical Office Building	Medical Office Building	Atlanta, GA	1974	100.0%	13,300	100.0%	$357	$26.84	N/A	Georgia Urology, P.A.
El Paso Medical Office Building	Medical Office Building	El Paso, TX	1987	100.0%	21,777	100.0%	$374	$17.17	HCA	HCA—Del Sol Medical Center
Farmington Professional Pavilion	Medical Office Building	Detroit, MI	1972	100.0%	21,338	57.5%	$189	$15.40	Botsford Hospital	Botsford Hospital, Farmington Dermatology
Firehouse Square	Medical Office Building	Milwaukee, WI	2002	100.0%	17,265	100.0%	$393	$22.76	Aurora Health Care	Aurora Health Care
Hackley Medical Center	Medical Office Building	Grand Rapids, MI	1968	100.0%	44,089	85.9%	$682	$18.00	Trinity Health	Hackley Hospital, Port City Pediatrics
Ingham Regional Medical Center	Medical Office Building	Lansing, MI	1994	100.0%	26,783	0.0%	—	$—	N/A	N/A
MeadowView Professional Center	Medical Office Building	Kingsport, TN	2005	100.0%	64,200	100.0%	$1,539	$23.97	Holston Medical Group	Holston Medical Group
Mid Coast Hospital Medical Office Building	Medical Office Building	Portland, ME	2008	66.3%	44,677	100.0%	$1,205	$26.97	Mid Coast Hospital	Mid Coast Hospital
New Albany Professional Building	Medical Office Building	Columbus, OH	2000	100.0%	17,213	75.1%	$177	$13.69	N/A	Rainbow Pediatrics
Northpark Trail	Medical Office Building	Atlanta, GA	2001	100.0%	14,223	37.4%	$66	$12.39	N/A	Georgia Urology, P.A.
Remington Medical Commons	Medical Office Building	Chicago, IL	2008	100.0%	37,240	75.7%	$704	$24.98	Adventist	Fresenius Dialysis, Gateway Spine and Pain
Stonecreek Family Health Center	Medical Office Building	Columbus, OH	1996	100.0%	20,329	0.0%	—	$—	N/A	N/A
Summit Healthplex	Medical Office Building	Atlanta, GA	2002	100.0%	67,333	100.0%	$1,720	$25.54	Piedmont	Georgia Bone and Joint, Piedmont Hospital
Valley West Hospital Medical Office Building	Medical Office Building	Chicago, IL	2007	100.0%	38,717	96.1%	$779	$20.93	Kish Health System	Valley West Hospital, Midwest Orthopedics
INITIAL PROPERTIES TOTAL/WEIGHTED AVERAGE					523,092	82.6%	$9,637	$22.31

Completed Acquisitions Since the IPO (3)
21st Century Radiation Oncology Centers — Sarasota	Medical Office Building	Sarasota, FL	1975	100.0%	21,400	100.0%	$660	$30.84	21st Century Oncology	21st Century Oncology
21st Century Radiation Oncology Centers - Venice	Medical Office Building	Venice, FL	1987	100.0%	10,100	100.0%	$345	$34.16	21st Century Oncology	21st Century Oncology
21st Century Radiation Oncology Centers - Engelwood	Medical Office Building	Engelwood, FL	1992	100.0%	7,000	100.0%	$213	$30.43	21st Century Oncology	21st Century Oncology

21st Century Radiation Oncology Centers — Port Charlotte	Medical Office Building	Port Charlotte, FL	1996	100.0%	8,395	100.0%	$255	$30.38	21st Century Oncology	21st Century Oncology
Central Ohio Neurosurgical Surgeons Medical Office	Medical Office Building	Columbus, OH	2007	100.0%	38,891	100.0%	$818	$21.03	N/A	CONS
Crescent City Surgical Centre	Hospital	New Orleans, LA	2010	100.0%	60,000	100.0%	$3,090	$51.50	Crescent City Surgical Centre	Crescent City Surgical Centre
Eagles Landing Family Practice Medical Office Building	Medical Office Building	McDonough, GA	2007	100.0%	17,733	100.0%	$403	$22.73	N/A	Eagles Landing Family Practice
Eagles Landing Family Practice Medical Office Building	Medical Office Building	Jackson, GA	2006	100.0%	14,269	100.0%	$324	$22.71	N/A	Eagles Landing Family Practice
Eagles Landing Family Practice Medical Office Building	Medical Office Building	Conyers, GA	2008	100.0%	18,014	100.0%	$409	$22.70	N/A	Eagles Landing Family Practice
Eagles Landing Family Practice Medical Office Building	Medical Office Building	McDonough, GA	2010	100.0%	18,695	100.0%	$424	$22.68	N/A	Eagles Landing Family Practice
East El Paso Medical Office Building	Medical Office Building	El Paso, TX	2004	99.0%	41,007	100.0%	$591	$14.41	Foundation Healthcare Inc.	EEPPMC Partners, LLC
East El Paso Surgical Hospital	Hospital	El Paso, TX	2004	99.0%	77,000	100.0%	$3,381	$43.91	Foundation Healthcare Inc.	East El Paso Physicians Medical Center, LLC
Foundation San Antonio Surgical Hospital	Hospital	San Antonio, TX	2007	100.0%	45,954	100.0%	$2,300	$50.05	Foundation Healthcare Inc.	Foundation Bariatric Hospital of San Antonio, L.L.C
Foundation San Antonio Healthplex	Medical Office Building	San Antonio, TX	2007	100.0%	22,832	100.0%	$602	$26.37	Foundation Healthcare Inc.	Foundation Healthcare Inc.
Foundation Surgical Affiliates Medical Office Building	Medical Office Building	Oklahoma City, OK	2004	99.0%	52,000	100.0%	$1,273	$24.48	Foundation Healthcare Inc.	Foundation Surgical Affiliates
Great Falls Ambulatory Surgery Center	Medical Office Building	Great Falls, MT	1999	100.0%	12,636	100.0%	$346	$27.38	N/A	Great Falls Clinic Surgery Center LLC
LifeCare LTACH — Fort Worth	Post-Acute Hospital	Fort Worth, TX	1985	100.0%	80,000	100.0%	$2,200	$27.50	LifeCare Hospitals	LifeCare Holdings, LLC
LifeCare LTACH — Pittsburgh	Post-Acute Hospital	Pittsburgh, PA	1987	100.0%	154,910	100.0%	$1,040	$6.71	LifeCare Hospitals	LifeCare Holdings, LLC
LifeCare Plano LTACH	Post-Acute Hospital	Plano, TX	1987	100.0%	75,442	100.0%	$1,457	$19.31	LifeCare Hospitals	LifeCare Holdings, LLC
Peachtree Dunwoody Medical Center	Medical Office Building	Atlanta, GA	1987	100.0%	131,368	94.7%	$3,651	$29.34	Northside	Northside Hospital
Pensacola Medical Office Building	Medical Office Building	Pensacola, FL	2012	100.0%	20,319	100.0%	$609	$29.97	N/A	N/A
South Bend Orthopaedics Medical Office Building	Medical Office Building	Mishawaka, IN	2007	100.0%	45,198	100.0%	$1,195	$26.44	N/A	South Bend Orthopaedics
PinnacleHealth Medical Office Building	Medical Office Building	Harrisburg, PA	1990	100.0%	27,601	100.0%	$614	$22.25	Pinnacle Health Hospitals	Pinnacle Health Hospitals
Pinnacle Health Medical Office Building	Medical Office Building	Carlisle, PA	2002	100.0%	10,485	100.0%	$265	$25.27	Pinnacle Health Hospitals	Pinnacle Health Hospitals
Grenada Medical Complex	Medical Office Building	Grenada, MS	1975	100.0%	52,941	94.7%	$1,071	$21.36	N/A	N/A
Mississippi Ortho Medical Office Building	Medical Office Building	Jackson, MS	1987	100.0%	44,269	100.0%	$1,319	$29.80	N/A	N/A
Carmel Medical Pavilion	Medical Office Building	Carmel, IN	1993	100.0%	28,572	100.0%	$350	$12.25	St. Vincent’s	St. Vincent’s
Renaissance Ambulatory Surgery Center	Medical Office Building	Oshkosh, WI	2007	100.0%	24,622	100.0%	$703	$28.55	ThedaCare	ThedaCare
Presbyterian Medical Plaza	Medical Office Building	Monroe, NC	2008	100.0%	29,422	100.0%	$611	$20.77	Novant	Novant
Summit Urology	Medical Office Building	Bloomington, IN	1996	100.0%	15,946	100.0%	$386	$24.21	N/A	Surgicare, LLC
500 Landmark	Medical Office Building	Bloomington, IN	2000	100.0%	65,000	100.0%	$1,319	$20.29	N/A	Premier Healthcare
550 Landmark	Medical Office Building	Bloomington, IN	2000	100.0%	15,000	100.0%	$282	$18.80	N/A	Premier Healthcare
574 Landmark	Medical Office Building	Bloomington, IN	2004	100.0%	10,000	100.0%	$187	$18.70	N/A	Premier Healthcare

Carlisle II MOB	Medical Office Building	Carlisle, PA	1996	100.0%	13,245	100.0%	$251	$18.95	Carlisle Regional Medical Center	Carlisle Regional Medical Center
Surgical Institute of Monroe	Medical Office Building	Monroe, MI	2010	100.0%	24,500	100.0%	$480	$19.59	ProMedica	The Surgical Institute of Monroe Ambulatory Surgery Center
The Oaks @ Lady Lake	Medical Office Building	Lady Lake, FL	2011	100.0%	27,992	100.0%	$739	$26.40	Munroe Regional Health System	Munroe Regional Health System
Mansfield ASC	Medical Office Building	Mansfield, TX	2010	100.0%	15,662	100.0%	$633	$40.42	N/A	Baylor Surgicare
Eye Center of Southern Indiana	Medical Office Building	Bloomington, IN	1995	100.0%	32,096	100.0%	$883	$27.51	N/A	Eye Center of Southern Indiana
Wayne State	Medical Office Building	Troy, MI	1986	100.0%	176,000	100.0%	$3,168	$18.00	Wayne State University Physician Group	Wayne State University Physician Group
Zangmeister	Medical Office Building	Columbus, OH	2007	100.0%	109,667	100.0%	$2,555	$23.30		Mid Ohio Oncology
Ortho One - Columbus	Medical Office Building	Columbus, OH	2009	100.0%	75,873	100.0%	$1,463	$19.28	N/A	Orthopedic One
Ortho One - Westerville	Medical Office Building	Columbus, OH	2007	100.0%	19,876	100.0%	$382	$19.22	N/A	Orthopedic One
Berger Medical Center	Medical Office Building	Columbus, OH	2007	100.0%	31,528	77.7%	$509	$20.78	Berger Hospital	Berger Hospital
El Paso - Lee Trevino	Medical Office Building	El Paso, TX	1983	100.0%	75,484	92.8%	$1,092	$15.59	N/A	EPOSG Clinic
El Paso - Murchison	Hospital	El Paso, TX	1970	100.0%	86,971	100.0%	$2,310	$26.56	N/A	El Paso Specialty Hospital, EPOSG Clinic
El Paso - Kenworthy	Medical Office Building	El Paso, TX	1983	100.0%	16,245	73.6%	$457	$38.23	N/A	EPOSG Clinic
Pinnacle - 32 Northeast	Medical Office Building	Harrisburg, PA	1994	100.0%	19,110	100.0%	$364	$19.05	Pinnacle Health Systems	Pinnacle Health Systems
Pinnacle - 4518 Union Deposit	Medical Office Building	Harrisburg, PA	2000	100.0%	39,009	89.5%	$651	$18.65	Pinnacle Health Systems	Pinnacle Health Systems
Pinnacle - 4520 Union Deposit	Medical Office Building	Harrisburg, PA	1997	100.0%	10,200	100.0%	$162	$15.88	Pinnacle Health Systems	Tristan Associates
Pinnacle - 240 Grandview	Medical Office Building	Harrisburg, PA	1980	100.0%	19,446	100.0%	$370	$19.03	Pinnacle Health Systems	Pinnacle Health Systems
Pinnacle - Market Place Way	Medical Office Building	Harrisburg, PA	2004	100.0%	30,000	100.0%	$332	$11.07	Pinnacle Health Systems	Pinnacle Health Systems
CRHS - 2000 10th Avenue	Medical Office Building	Columbus, GA	1989	100.0%	40,341	83.2%	$471	$14.04	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1942 North Avenue	Medical Office Building	Columbus, GA	1971	100.0%	6,808	100.0%	$94	$13.81	Columbus Regional Health System	Columbus Regional Health System
CRHS - 920 18th Street	Medical Office Building	Columbus, GA	1982	100.0%	6,055	100.0%	$89	$14.70	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1900 10th Avenue	Medical Office Building	Columbus, GA	1976	100.0%	50,930	94.2%	$740	$15.43	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1800 10th Avenue	Medical Office Building	Columbus, GA	1980	100.0%	38,650	100.0%	$626	$16.20	Columbus Regional Health System	Columbus Regional Health System
CRHS - 705 17th Street	Medical Office Building	Columbus, GA	1994	100.0%	44,995	82.8%	$646	$17.35	Columbus Regional Health System	Columbus Regional Health System
CRHS - 615 19th Street	Medical Office Building	Columbus, GA	1976	100.0%	9,048	100.0%	$95	$10.50	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1968 North Avenue	Medical Office Building	Columbus, GA	1966	100.0%	3,952	100.0%	$—	$—	N/A	N/A
CRHS - 633 19th Street	Medical Office Building	Columbus, GA	1972	100.0%	11,315	71.2%	$112	$13.90	Columbus Regional Health System	Columbus Regional Health System
CRHS - 500 18th Street	Medical Office Building	Columbus, GA	1982	100.0%	15,877	71.8%	$143	$12.54	Columbus Regional Health System	Columbus Regional Health System
CRHS - 2200 Hamilton Road	Medical Office Building	Columbus, GA	1992	100.0%	17,805	84.9%	$254	$16.81	Columbus Regional Health System	Columbus Regional Health System
CRHS - 1810 Stadium Drive	Medical Office Building	Columbus, GA	1999	100.0%	27,620	65.2%	$255	$14.15	Columbus Regional Health System	Columbus Regional Health System
Carle Danville MOB	Medical Office Building	Danville, IL	2007	100.0%	46,663	100.0%	$622	$13.33	N/A	Carle Foundation
Middletown Medical - 111 Maltese	Medical Office Building	Middletown, NY	1988	100.0%	27,264	100.0%	$710	$26.04	N/A	Middletown Medical
Middletown Medical - 2 Edgewater	Medical Office Building	Middletown, NY	1992	100.0%	8,162	100.0%	$212	$25.97	N/A	Middletown Medical
Napoleon Medical Office Building	Medical Office Building	New Orleans, LA	1974	100.0%	65,775	88.9%	$1,251	$21.40	Oschner Health System	N/A
West TN Bone & Joint - Physicians Drive	Medical Office Building	Jackson, TN	1991	100.0%	23,900	100.0%	$454	$19.00	N/A	West TN Bone & Joint Clinic
West TN Bone & Joint	Medical Office Building	Jackson, TN	1996	100.0%	12,524	100.0%	$257	$20.52	N/A	Jackson Ophthalmology ASC
COMPLETED PROPERTIES TOTAL WEIGHTED AVERAGE					2,577,609	97.1%	$56,525	$22.59
Portfolio Total/Weighted Average					3,100,701	94.6%	$66,162	$22.55

In the opinion of management, each of our properties is adequately covered by insurance. We currently have no plans for material renovations or other capital improvements at, or developments of, any of our properties.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our properties owned as of December 31, 2014 for the periods indicated.

	NUMBER OF LEASES EXPIRING	NET RENTABLE SQUARE FEET	PERCENTAGE OF NET RENTABLE SQUARE FEET	ANNUALIZED RENT(1) (thousands)	PERCENTAGE OF ANNUALIZED RENT	ANNUALIZED RENT LEASED SQUARE FOOT(2)
2015	29	86,971	2.8%	$1,795	2.7%	$20.64
2016	28	110,075	3.6%	2,425	3.7%	$22.03
2017	21	68,298	2.2%	1,647	2.5%	$24.11
2018	27	203,922	6.6%	4,306	6.5%	$21.12
2019	25	202,606	6.5%	4,057	6.1%	$20.02
2020	13	49,028	1.6%	969	1.5%	$19.76
2021	11	73,855	2.4%	1,784	2.7%	$24.16
2022	11	106,611	3.4%	2,669	4.0%	$25.03
2023	17	178,001	5.7%	3,941	6.0%	$22.14
2024	45	523,238	16.9%	10,017	15.1%	$19.14
Thereafter	58	1,328,091	42.8%	32,517	49.1%	$24.48
Month to month	2	3,323	0.1%	35	0.1%	$10.53
Vacant	—	166,682	5.4%	—	—	—

Total/ Weighted average	287	3,100,701	100.0%	$66,162	100.0%	$21.34

(1)                                 Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2014, by (b) 12.

(2)                                 Annualized rent leased square foot is calculated by dividing (a) annualized rent as of December 31, 2014, by (b) square footage under commenced leases as of December 31, 2014.

Tenants

As of December 31, 2014, our properties were 94.6% leased.  No single tenant accounts for more than 7.1% of our total annualized rent as of December 31, 2014.

The following table sets forth certain information about the 10 largest tenants in our portfolio based on total annualized rent as of December 31, 2014.

Tenant	# of Properties	Property Location	Leased SF	% Leased GLA	Annualized Base Rent(1) (thousands)	% of Portfolio Annualized Rent(2)
LifeCare	3	TX, PA	310,352	10.0%	$4,697	7.1%
East El Paso Physicians Medical Center	1	TX	77,000	2.5%	$3,381	5.1%
Wayne State University Physician Group	1	MI	176,000	5.7%	$3,168	4.8%
Crescent City Surgical Centre	1	LA	60,000	1.9%	$3,090	4.7%
Foundation Hospital of San Antonio, LLC	2	TX	68,786	2.2%	$2,902	4.4%
Northside Hospital	3	GA	88,003	2.8%	$2,242	3.4%
Mid Ohio Oncology	1	OH	98,325	3.2%	$2,233	3.4%
Pinnacle Health	6	PA	105,199	3.4%	$2,011	3.0%
Columbus Regional Health System	9	GA	125,189	4.0%	$1,909	2.9%
Premier Healthcare	3	IN	90,000	2.9%	$1,788	2.7%

(1)                                 Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2014, multiplied by 12.

(2)                                 Calculated as annualized base rent for such tenant as of December 31, 2014 divided by annualized base rent for the total portfolio as of December 31, 2014.

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

Ground Leases

We lease the land upon which six of our properties (Mid Coast Hospital, Valley West Hospital, Crescent City Surgical Centre, Ortho One — Columbus, Berger Medical Center, and Carmel Medical Pavilion), representing approximately 9% of our total leasable square feet and 11% of our annualized revenue for the year ended December 31, 2014, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land, and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on the NYSE under the symbol “DOC.” As of March 9, 2015, we had 32 registered shareholders of record for our common shares.

The following table sets forth, for the periods indicated, the high and low sale prices of our common shares since completion of our IPO, as reported on the NYSE, and the dividends paid by us with respect to those periods.

2013	High	Low	Dividends (1)
Third quarter (commencing July 19, 2013 to September 30, 2013)	$12.74	$11.00	$0.18	(2)
Fourth quarter	$13.00	$11.05	$0.225	(3)

2014	High	Low	Dividends (1)
First quarter	$14.00	$11.99	$0.225	(4)
Second quarter	$14.63	$12.39	$0.225	(5)
Third quarter	$15.00	$13.51	$0.225	(6)
Fourth quarter	$16.97	$13.56	$0.225	(7)

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

(4)                                 On March 27, 2014, we declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2014. The dividend was paid on April 25, 2014 to common shareholders and common OP Unit holders of record on April 18, 2014.

(5)                                 On June 26, 2014, we declared a cash dividend of $0.225 per share for the quarterly period ended June 30, 2014. The dividend was paid on August 1, 2014 to common shareholders and common OP Unit holders of record on July 18, 2014.

(6)                                 On September 26, 2014, we declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2014. The dividend was paid on October 30, 2014 to common shareholders and common OP Unit holders of record on October 17, 2014.

(7)                                 On December 30, 2014, we declared a cash dividend of $0.225 per share for the quarter ending December 31, 2014. The dividend was paid on February 6, 2015 to common shareholders and common OP Unit holders of record on January 23, 2015.

It has been our policy to declare quarterly dividends to the shareholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Trustees.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Physicians Realty Trust under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P 500 and the MSCI US REIT Index (RMS), from July 19, 2013 (the date of our IPO) through December 31, 2014. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we joined the MSCI US REIT Index in November 2014 and therefore, we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	07/19/13	09/30/13	12/31/13	03/31/14	06/30/14	09/30/14	12/31/14
Physicians Realty Trust	100.00	105.39	112.34	124.94	131.32	127.18	156.36
S&P 500	100.00	99.80	110.29	112.29	118.16	119.50	125.39
MSCI US REIT (RMS)	100.00	92.33	91.70	100.86	107.92	104.57	119.56

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated and combined financial statements and related notes thereto included elsewhere in this report.

We had no business operations prior to completion of the IPO and the formation transactions on July 24, 2013. As a result, the balance sheet data as of December 31, 2012 reflects the financial condition of the Predecessor and the balance sheet data as of December 31, 2013 and 2014 reflects our financial condition. References in the notes to the consolidated and combined financial statements refer to Physicians Realty Trust for the period July 24, 2013, the date of completion of the IPO and the related formation transactions through December 31, 2013, and to the Predecessor for all prior periods.

Our Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial properties, we acquired on July 24, 2013 in connection with completion of our IPO and related formation transactions.

Physicians Realty Trust and Predecessor
(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013 (1)	Predecessor 2012
Statement of Operations Data:
Revenues:
Rental revenues	$46,397	$13,565	$9,821
Expense recoveries	5,871	3,234	3,111
Interest income on real estate loans and other	1,066	246	137
Total revenues	53,334	17,045	13,069
Expenses:
Interest expense	6,907	4,295	4,538
General and administrative	11,440	3,214	362
Operating expenses	10,154	4,650	4,758
Depreciation and amortization	16,731	5,107	4,150
Impairment losses	1,750	—	937
Acquisition expenses	10,897	1,938	—
Management fees	—	475	951
Total expenses	57,879	19,679	15,696
Loss before equity in income of unconsolidated entity, gain (loss) on sale of investment properties, discontinued operations, and noncontrolling interests:	(4,545)	(2,634)	(2,627)
Equity in income of unconsolidated entity	95	—	—
Gain (loss) on sale of investment properties	32	(2)	(228)
Net loss from continuing operations	(4,418)	(2,636)	(2,855)
Discontinued Operations
Loss from discontinued operations	—	—	(198)
Gain on sale of discontinued investment properties	—	—	1,519
Income from discontinued operations	—	—	1,321
Net loss	(4,418)	$(2,636)	$(1,534)
Less: net loss attributable to Predecessor	—	576
Less: net loss attributable to noncontrolling interest — Operating Partnership	695	470
Less: net income attributable to noncontrolling interest — partially owned properties	(314)	(71)
Net loss attributable to common shareholders	$(4,037)	$(1,661)
Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$773,650	$227,539	$99,897
Cash and cash equivalents	15,923	56,478	2,614
Tenant receivables, net	1,324	837	682
Deferred costs, net	4,870	2,105	1,107
Other assets	15,806	5,901	3,292
Total assets	$811,573	$292,860	$107,592
Liabilities and Equity
Credit Facility	$138,000	$—	$—
Mortgage debt	78,105	42,821	84,489
Accounts payable to related parties	—	—	1,530
Accounts payable	700	836	802
Dividends payable	16,548	5,681	—
Accrued expenses and other liabilities	6,140	2,685	1,674
Acquired lease intangible, net	2,871	—	—
Total liabilities	242,364	52,023	88,495
Total shareholders’ and predecessor equity	534,730	204,904	19,068
Noncontrolling interest	34,479	35,933	29
Total liabilities and equity	$811,573	$292,860	$107,592

(1)         Because our IPO and the formation transactions were completed on July 24, 2013 and we had no operations prior to completion of our IPO, the results of operations, for the year ended December 31, 2013 reflect the results of operations of the Predecessor Ziegler Funds from July 1, 2013 through July 23, 2013 and of the us from July 24, 2013 through December 31, 2013.

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

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 10%. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We have entered into an unsecured credit facility in the maximum principal amount of $400 million and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes.  The unsecured credit facility includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. As of December 31, 2014, we had approximately $78.1 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and $138.0 million of outstanding borrowings under our unsecured credit facility.

As of December 31, 2014, our portfolio consisted of 87 properties located in 19 states with approximately 3,100,701 net leasable square feet, which were approximately 94.6% leased with a weighted average remaining lease term of approximately 9.6 years and approximately 76.5% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 85% of the annualized base rent payments from our properties as of December 31, 2014 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.  Approximately 15% of the annualized base rent payments from our properties as of December 31, 2014 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses, (e.g., property tax and insurance), to tenants for reimbursement, thus protecting us from increases in such operating expenses.  We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2014, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year	Portfolio Lease Expirations
2015	2.8%
2016	3.6%
2017	2.2%
2018	6.6%
2019	6.5%
2020	1.6%
2021	2.4%
2022	3.4%
2023	5.7%
2024	16.9%
Thereafter	42.8%

We completed our IPO in July 2013, pursuant to which we issued an aggregate of 11,753,597 common shares, including shares issued upon exercise of the underwriters’ overallotment option, and received approximately $123.8 million of net proceeds. We contributed the net proceeds of the IPO to our Operating Partnership in exchange for 11,753,597 OP Units. Simultaneously with the closing of our IPO, we completed a series of related formation transactions pursuant to which we acquired 19 medical office buildings located in ten states with approximately 524,048 net leasable square feet in exchange for 2,744,000 OP Units, and the assumption of approximately $84.3 million of debt related to such properties. We used the net proceeds of the IPO to repay approximately $36.9 million of such debt, to purchase the 50% interest in the Arrowhead Common property not owned by the Ziegler Funds for approximately $850,000, after which we became the 100% owner of that property, and to pay certain expenses related to the assumption of debt. In addition, at the completion of the IPO, we entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to us in exchange for an annual fee.  On July 31, 2014, we entered into the First Amendment to Shared Services Agreement with Ziegler, which amended certain terms of the Shared Services Agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by us for the remainder of the term.  In consideration of these changes, we were obligated to make a one-time payment to Ziegler in the amount of $1,800,000, which could be paid in cash or in unrestricted common shares, as determined by us in our sole discretion.  On August 19, 2014, we made the amendment payment by issuing 124,913 common shares to Ziegler.

Following completion of our IPO and related formation transactions through December 31, 2013, we completed the acquisitions of eight healthcare properties located in six states containing an aggregate of 377,295 net leasable square feet for an aggregate of approximately $136.4 million using proceeds from the IPO, borrowings under our former senior secured revolving credit facility and issuance of OP Units. One of the eight healthcare property acquisitions was the Crescent City Surgical Centre in New Orleans, Louisiana, which was acquired in September 2013 for approximately $37.5 million. As partial payment of the purchase price for the property, we issued an aggregate of 954,877 OP Units to the sellers of that property valued at approximately $11.5 million. Also, during 2013, we acquired approximately 40% and 35% of the joint venture interests we did not own with respect to two of our existing properties, which resulted in our 100% ownership of those properties.

On December 11, 2013, we completed a follow-on public offering of 9,545,000 common shares of beneficial interest, including 1,245,000 shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $103.1 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 27, 2014, we completed a follow-on public offering of 12,650,000 common shares of beneficial interest, including 1,650,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $149.9 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On August 4, 2014, we filed a shelf registration statement on Form S-3 with the Commission, allowing us to offer up to $900 million of an indeterminate amount of common shares, preferred shares, convertible preferred shares, debt securities, convertible debt securities or other types of securities, from time to time (the “Shelf Registration Statement”).  The Commission declared the Shelf Registration Statement effective on August 19, 2014.

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. During 2014, we sold 3,576,010 common shares pursuant to the ATM Program, at a weighted average price of $15.54 per share resulting in total proceeds of approximately $55.6 million, before $0.8 million in commissions. As of March 9, 2015, we sold 247,397 common shares during 2015 pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.2 million, before $55,696 in commissions. As March 9, 2015, we have $90.2 million remaining available under the ATM Program.

On September 12, 2014, we completed a follow-on public offering of 10,925,000 common shares of beneficial interest, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $145.7 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 10,925,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

We were included in the MSCI US REIT Index at the close of business on November 25, 2014.

On December 2, 2014, we adopted a Dividend Reinvestment and Share Purchase Plan (the “DRIP”). Under the DRIP:

•                  Existing shareholders may purchase additional common shares by reinvesting all or a portion of the dividends paid on their common shares and by making optional cash payments of not less than $50 and up to a maximum of $10,000 per month.

•                  New investors may join the DRIP by making an initial investment of not less than $1,000 and up to a maximum of $10,000.

•                  Once enrolled in the DRIP, participants may authorize electronic deductions from their bank account for optional cash payments to purchase additional shares.

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A.  Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of March 9, 2015, we have issued 2,540 common shares under our DRIP.

On December 30, 2014, our Board of Trustees authorized and we declared a cash distribution of $0.225 per common share and common OP Unit for the quarterly period ended December 31, 2014. The distribution was paid on February 6, 2015 to common shareholders and OP Unit holders of record as of the close of business on January 23, 2015.

During 2014, we completed acquisitions of 61 operating healthcare properties located in 15 states for an aggregate purchase price of approximately $543.4 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Foundations San Antonio Surgical Hospital(2)	San Antonio, TX	February 19, 2014	$25,556
Eagles Landing Family Practice 4 MOBs(2)	Atlanta, GA	February 19, 2014	20,800
21st Century Oncology 4 MOBs(3)	Sarasota, FL	February 26, 2014	17,486
Foundations San Antonio MOB(3)	San Antonio, TX	February 28, 2014	6,800
Peachtree Dunwoody MOB(3)	Atlanta, GA	February 28, 2014	36,726
LifeCare LTACH(2)	Fort Worth, TX	March 28, 2014	27,160
LifeCare LTACH(2)	Pittsburgh, PA	March 28, 2014	12,840
Pinnacle Health Cardiology Portfolio 2 MOBs (3)	Carlisle & Wormleyburg, PA	April 22, 2014	9,208
South Bend Orthopedic MOB (3)	South Bend, IN	April 30, 2014	14,900
Grenada Medical Complex MOB (3)	Grenada, MS	April 30,2014	7,100
Mississippi Sports Medicine and Orthopaedics Center MOB (2)(4)	Jackson, MS	May 23, 2014	16,700
Carmel Medical Pavilion MOB (3)(5)	Carmel, IN	May 28, 2014	4,664
Summit Urology MOB (2)	Bloomington, IN	June 30, 2014	4,783
Renaissance Center (3)	Oshkosh, WI	June 30, 2014	8,500
Presbyterian Medical Plaza MOB (3)	Monroe, NC	June 30, 2014	7,750
Landmark Medical Portfolio (Premier) 3 MOBs (2)(6)	Bloomington, IN	July 1, 2014	23,837
Carlisle II MOB (3)	Carlisle, PA	July 25, 2014	4,500
Surgical Institute of Monroe ASC (2)	Monroe, MI	July 28, 2014	6,000
The Oaks Medical Building MOB (3)	Lady Lake, FL	July 31, 2014	10,600
Baylor Surgicare ASC — Mansfield (3)	Mansfield, TX	September 2, 2014	8,500
Eye Center of Southern Indiana (2)(7)	Bloomington, IN	September 5, 2014	12,174
Wayne State Medical Center and MOB (2)	Troy, MI	September 10, 2014	46,500
El Paso Portfolio (specialty surgical hospital and 2 MOBs) (3)(8)	El Paso, TX	September 30, 2014	46,235
The Mark H. Zangmeister Center (3)	Columbus, OH	September 30, 2014	36,600
Berger Medical Center (3)	Orient, OH	September 30, 2014	6,785
Orthopedic One 2 MOBs (3)	Columbus, OH Westerville, OH	September 30, 2014	24,500
Pinnacle Health Portfolio 5 MOBs (3)	Harrisburg, PA	October 29, 2014	23,100
Columbus Regional Health Portfolio 12 MOBs (3) Columbus Regional Health Portfolio 1 MOB (3)	Columbus, GA Phenix City, AL	November 20, 2014	27,997
Middletown Medical 2 MOBs (2)	Middletown, NY	November 26. 2014	14,399
Carle Danville Clinic MOB (3)	Danville, IL	November 26, 2014	10,300
Napoleon Medical Building MOB (3)	New Orleans, LA	December 18, 2014	10,500
West Tennessee Bone & Joint 1 MOB 1 ASC (2)	Jackson, TN	December 30, 2014	9,936

Total			$543,436

(1)         “MOB” means medical office building, “LTACH” means long-term acute care hospital and “ASC” means ambulatory surgical center.

(2)         The Trust accounted for these acquisitions as asset acquisitions and capitalized $1.7 million of total acquisition costs to the basis of the properties.

(3)         The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $10.9 million.

(4)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 147,659 OP Units valued at approximately $1.9 million in the aggregate on the date of issuance.

(5)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 96,099 OP Units valued at approximately $1.2 million in the aggregate on the date of issuance.

(6)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 576,040 OP Units valued at approximately $8.3 million in the aggregate on the date of issuance.

(7)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 272,191 OP Units valued at approximately $4.0 million in the aggregate on the date of issuance.

(8)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 950,324 OP Units valued at approximately $13.2 million in the aggregate on the date of issuance.

In 2014, we originated two mezzanine.  On January 2, 2014, we completed a $6.9 million mezzanine loan to affiliates controlled by MedProperties Holdings, LLC, a Dallas, Texas based private investor in medical facilities (“MedProperties”).  The mezzanine loan is secured by MedProperties’ ownership interest in two special purpose entities that own a surgical hospital located in San Antonio, Texas and an inpatient rehabilitation facility located in Scottsdale, Arizona. The mezzanine loan has a five year, interest-only term and bears interest at a rate of 9.0% per annum. As part of the consideration for providing the mezzanine loan, we have an option to acquire the property at a formula purchase price during year four of the mezzanine loan based on a fixed capitalization rate.

On November 26, 2014, we made an $8.6 million term loan to fund the renovations and additions of two re-purposed buildings in Jacksonville, Florida. Upon completion of the expansion and renovations, the properties will be approximately 40,000 square feet in the aggregate. Upon completion of the construction of the buildings and them becoming fully occupied, which we expect to occur in the second half of 2015, we have the option to purchase the buildings. The term loan bears interest at a rate of 9.0%.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $819 million as of December 31, 2014. As of March 9, 2015 we have 70,237,520 common shares outstanding.

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

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of March 9, 2015, own approximately 94.4% of the OP Units.

Recent Developments

January 2015 Follow-on Public Offering

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.2 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

2015 Property Acquisitions

Since January 1, 2015, we have completed six acquisitions of 16 healthcare properties located in six states containing an aggregate of 610,084 net leasable square feet for an aggregate of approximately $172.0 million as summarized below.

Columbus Regional Health Portfolio.  On January 23, 2015, we closed on the final building of the previously announced $34.5 million portfolio of 13 on-campus medical office facilities located in Columbus, Georgia. This last building is an approximately 37,995 square foot facility and is 100% leased to the Columbus Clinic, a large multi-specialty physician group, and is attached to Columbus Regional Health’s midtown hospital. The purchase price for the building was $6.5 million.

Methodist Sports Medicine.  On January 28, 2015, through a subsidiary of our Operating Partnership, we completed the acquisition of an approximately 38,000 square foot orthopedic complex comprised of three medical office buildings in Greenwood, Indiana. The orthopedic complex is 100% occupied. As part of the transaction, approximately 420,963 OP Units were issued, which comprised an approximately $7.3 million portion of the purchase price for the properties.

Minnesota Portfolio.  During January and February 2015, we closed on the $116.3 million Minnesota portfolio:

•                  Through a subsidiary of our Operating Partnership, we entered into and closed a contribution agreement (the “Contribution Agreement”) with Minnetonka Medical Building, LLC, an affiliate of The Davis Group (“MMB”), and another investor also associated with The Davis Group (together with MMB, the “Contributors”), to acquire a medical office building in Minnetonka, Minnesota (the “Minnetonka MOB”) in exchange for approximately $16.3 million in cash and approximately $9.7 million payable in newly designated Series A Participating Redeemable Preferred Units of the Operating Partnership (the “Series A Preferred Units”). Pursuant to the Contribution Agreement, Mark Davis acquired a less than 1% minority interest in the property holding entity that was acquired by a subsidiary of the Operating Partnership. The Minnetonka MOB has approximately 63,500 square feet, and is 100% occupied by North Memorial Healthcare, a comprehensive health care system, on a long-term triple-net lease.  Holders of the Series A Preferred Units issued in connection with the acquisition of the Minnetonka MOB are entitled to certain redemption rights under the partnership agreement of the Operating Partnership which allow them to cause the Operating Partnership to redeem the Series A Preferred Units in exchange for cash, or at our option, for our common shares, pursuant to a formula provided in the partnership agreement and currently on an approximately one-for-12.65 basis. Approximately 44,685 Series A Preferred Units were issued in the transaction to acquired the Minnetonka MOB. The investors in the Series A Preferred Units have agreed not cause the Operating Partnership to redeem their Series A Preferred Units prior to February 5, 2016.

•                  Through subsidiaries of our Operating Partnership, we entered into and closed purchase and sale or contribution agreements with other affiliates of The Davis Group and investors associated with The Davis Group to acquire six medical office facilities located in the Minneapolis-St. Paul Metropolitan area and one additional medical office facility located in Jamestown, North Dakota. The Davis Group acquired or retained a less than 1% minority interest in five property holding entities that otherwise were wholly acquired by subsidiaries of our Operating Partnership.

•                  In the aggregate the portfolio is approximately 362,654 square feet, and is 98% leased.

The Series A Preferred Units and OP Units issued in connection with the property acquisitions described above were issued (a) in private placements in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder and (b) to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act.

Indianapolis South Portfolio.  On February 13, 2015, through a subsidiary of our Operating Partnership, we closed the acquisition of four medical office buildings in Greenwood, Indiana for a purchase price of approximately $17.2 million.  The medical office buildings contain approximately 118,934 square feet in the aggregate and are 81.0% leased.

Bridgeport Medical Center.  On February 27, 2015, through a subsidiary of our Operating Partnership, we closed the acquisition of a medical office building in Lakewood, Washington for a purchase price of approximately $13.8 million.  The medical office building contains approximately 31,074 square feet and is 100% leased.

Baylor Cancer Center.  On February 27, 2015, through a subsidiary of our Operating Partnership, we closed the acquisition of a medical office building in Dallas, Texas for a purchase price of approximately $8.2 million.  The medical office building contains approximately 21,427 square feet and is 100% leased.

We expect to acquire between $500 million to $700 million of real estate during 2015, including the six acquisitions described above.

Partnership Agreement of the Operating Partnership

On February 5, 2015, we entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Preferred Units. The Series A Preferred Units will have priority over all other partnership interests of the operating partnership with respect to distributions and liquidation. In addition, the Series A Preferred Units will be redeemable at the option of the holders on or after the one year anniversary of their issuance, which redemption obligation may be satisfied, at the our option, in cash or our common shares.

Appointment of General Counsel

On January 8, 2015, we announced that Bradley D. Page would join us as Senior Vice President and General Counsel, effective February 2, 2015. Mr. Page reports directly to our President and Chief Executive Officer, John T. Thomas. In connection with his appointment, we granted an award of 17,401 restricted common shares to Mr. Page.

Mr. Page served as a shareholder and, most recently, as President of Milwaukee-based Davis & Kuelthau, s.c. until his resignation to accept this position with us. He joined Davis and Kuelthau in 1995, where he represented businesses in all areas of commercial real estate, commercial lending, corporate and construction transactions. Mr. Page’s private practice included acquisition, development, leasing and sales of healthcare, retail, office, multifamily and industrial properties including our company. He has extensive experience negotiating contracts, leases, organizational documents, real estate documents, financing documents and other agreements with national retail tenants, healthcare providers, financial institutions, municipalities, and owners of real property. Mr. Page is a graduate of the University of Wisconsin Law School, with a B.B.A. from the University of Michigan.

Amendment to Mr. Sweet’s Employment Agreement

On February 19, 2015, we and Mr. Sweet entered into an Amended and Restated Employment Agreement, effective January 1, 2015 (the “Amended Employment Agreement”). The Amended Employment Agreement extends Mr. Sweet’s service as Executive Vice President and Chief Investment Officer until January 1, 2017. Then, Mr. Sweet will be employed as a consultant to us until January 1, 2018.

The Amended Employment Agreement amends and restates the first amended and restated Employment Agreement between the Company and Mr. Sweet, dated May 6, 2014. Under the Amended Employment Agreement, until January 1, 2017, Mr. Sweet will receive a base salary of $245,000 per annum and will be eligible to receive an annual bonus of $50,000 to $100,000 based upon performance goals as established by our board of trustees or the compensation, nominating and governance committee of our board of trustees. For 2015 and 2016, Mr. Sweet also will be eligible to receive a one-time award of restricted share units under our 2013 Equity Incentive Plan for that number of underlying common shares that has a fair market value of at least $500,000, subject to vesting in 2017. When employed as a consultant between January 1, 2017 and January 1, 2018, Mr. Sweet will receive a consulting fee of $75,000 per annum.

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

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants, straight-lining of contractual rents and below-market lease amortization reduced by lease inducements and above-market lease amortization.

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

Interest income on real estate loans and other. Represents interest income on a mezzanine loan, term loan and change in fair value of derivative liability.  Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks.

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

General and administrative. General and administrative expenses include certain expenses such as compensation, accounting, legal and other professional fees as well as certain other administrative and travel costs, and expenses related to bank charges, franchises taxes, corporate filing fees, exchange listing fees, officer and trustee insurance costs and other costs associated with being a public company.  In addition, effective upon completion of the IPO, we entered into a Shared Services Agreement with Ziegler with respect to certain overhead expenses.  On July 31, 2014, we entered into the First Amendment to Shared Services Agreement with Ziegler, which amended certain terms of the Shared Services Agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by us for the remainder of the term.  In consideration of these changes, we were obligated to make a one-time payment to Ziegler in the amount of $1,800,000, which could be paid in cash or in unrestricted common shares, as determined by us in our sole discretion.  On August 19, 2014, we made the amendment payment by issuing 124,913 common shares to Ziegler.  The fees paid under the Shared Services Agreement are included in general and administrative expenses.

Operating Expenses.  Operating expenses include property operating expenses such as real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses, some of which are reimbursed to us by tenants under the terms of triple-net leases.

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

Management fees. Ziegler and another subsidiary of the Ziegler Companies, Inc. historically charged a management fee to the Ziegler Funds. These management fees were discontinued in connection with the acquisition of our initial properties upon completion of our IPO and the formation transactions.

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

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013.  The 2013 results disclosed in this report include the Trust’s results from July 24, 2013 through September 30, 2013, combined with the results of the Predecessor from January 1, 2013 through July 23, 2013.

The following table summarizes our results of operations for the year ended December 31, 2014 and 2013 (in thousands):

	2014	2013	Change	%
Revenues:
Rental revenues	$46,397	$13,565	$32,832	242.0
Expense recoveries	5,871	3,234	2,637	81.5
Interest income on real estate loans and other	1,066	246	820	333.3
Total revenues	53,334	17,045	36,289	212.9
Expenses:
Interest expense	6,907	4,295	2,612	60.8
General and administrative	11,440	3,214	8,226	255.9
Operating expenses	10,154	4,650	5,504	118.4
Depreciation and amortization	16,731	5,107	11,624	227.6
Acquisition expenses	10,897	1,938	8,959	462.3
Management fee	—	475	(475)	-100.0
Impairment loss	1,750	—	1,750	NM
Total expenses	57,879	19,679	38,200	194.1
Loss before equity in income of unconsolidated entity and gain (loss) on sale of investment properties:	(4,545)	(2,634)	(1,911)	72.6
Equity in income of unconsolidated entity	95	—	95	NM
Gain (loss) on sale of investment properties	32	(2)	34	NM
Net loss	$(4,418)	$(2,636)	$(1,782)	67.6

NM = Not Meaningful

Revenues

Total revenues increased $36.3 million, or 212.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $32.8 million, or 242.0%, from $13.6 million for the year ended December 31, 2013 to $46.4 million for the year ended December 31, 2014.  The increase in rental revenues primarily resulted from our 2014 and 2013 acquisitions which resulted in additional rental revenue of $23.4 million and $9.8 million, respectively.

Expense recoveries. Expense recoveries increased $2.6 million, or 81.5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The increase in expense recoveries primarily resulted from our 2014 and 2013 acquisitions which resulted in additional expense recoveries of $2.5 million and $0.2 million, respectively.

Interest income on real estate loans and other.  Interest income on real estate loans and other increased $0.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was the result of a $0.7 million increase due to the mezzanine loan transaction completed on January 2, 2014 and an increase of $0.2 million of other income, which was partially offset by a $0.1 million decrease in the gain from the change in fair value of a derivative liability.

Expenses

Total expenses increased by $38.2 million, or 194.1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. An analysis of selected expenses follows.

Interest expense. Interest expense for the year ended December 31, 2014 was $6.9 million compared to $4.3 million for the year ended December 31, 2013, representing an increase of $2.6 million, or 60.8%. The $2.6 million increase was the result of a $1.9 million increase in interest on new mortgage debt and $2.3 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit, partially offset by a $1.5 million decrease in interest on mortgage debt due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO and $0.1 million decrease relating to a mortgage re-finance and debt pay-downs.

General and administrative. General and administrative expenses increased $8.2 million or 255.9%, from $3.2 million during the year ended December 31, 2013 to $11.4 million during the year ended December 31, 2014. The increase included salaries and benefits of $3.8 million (including non-cash share compensation of $1.5 million), professional fees of $1.3 million and other administrative costs of $3.1 million (including one-time Amendment Payment of $1.8 million to Ziegler).

Operating expenses. Operating expenses increased $5.5 million or 118.4%, from $4.7 million during the year ended December 31, 2013 to $10.2 million during the year ended December 31, 2014.  The increase in operating expense primarily resulted from our 2014 and 2013 acquisitions which resulted in additional operating expense of $5.2 million and $0.3 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $11.6 million, or 227.6%, from $5.1 million during the year ended December 31, 2013 to $16.7 million during the year ended December 31, 2014.  The increase in depreciation and amortization primarily resulted from our 2014 and 2013 acquisitions which resulted in additional depreciation and amortization of $8.0 million and $3.1 million, respectively.

Acquisition expenses. Acquisition expenses increased $9.0 million or 462.3%, from $1.9 million during the year ended December 31, 2013 to $10.9 million for the year ended December 31, 2014.  During the year ended December 31, 2014 and 2013, we acquired $322.8 million and $132.4 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Impairment loss. The Trust recognized a $1.8 million impairment loss on two medical office buildings purchased by the Predecessor for the year ended December 31, 2014.  No such impairment loss was recorded for the year ended December 31, 2013.

Management fees. The Predecessor incurred $0.5 million of management fees in the year ended December 31, 2013.  We do not incur these management fees.  No management fees were incurred by the Trust in the year ended December 31, 2014.

Equity in income of unconsolidated entity.  The change in equity in income from unconsolidated entity for the year ended December 31, 2014 was $0.1 million. The increase is the result of the acquisition of a 40% ownership interest in the entity that owns the land under Crescent City Surgical Centre for $1.3 million on February 21, 2014.

Gain (loss) on sale of investment properties.  On September 19, 2014, the Trust sold a 2,000 square foot medical office building condominium unit located in Florida for approximately $0.3 million. During 2013, the Trust sold a 4,000 square foot medical office building condominium unit located in Florida for approximately $0.5 million.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013.  The 2013 results disclosed in this report include the Trust’s results from July 24, 2013 through September 30, 2013, combined with the results of the Predecessor from January 1, 2013 through July 23, 2013.

The following table summarizes our results of operations for the year ended December 31, 2013 and 2012 (in thousands):

	2013	2012	Change	%
Revenues:
Rental revenues	$13,565	$9,821	$3,744	38.1
Expense recoveries	3,234	3,111	123	4.0
Interest income on real estate loans and other	246	137	109	79.6
Total revenues	17,045	13,069	3,976	30.4
Expenses:
Interest expense	4,295	4,538	(243)	(5.4)
General and administrative	3,214	362	2,852	787.8
Operating expenses	4,650	4,758	(108)	(2.3)
Depreciation and amortization	5,107	4,150	957	23.1
Acquisition expenses	1,938	—	1,938	NM
Management fee	475	951	(476)	(50.1)
Impairment loss	—	937	(937)	(100.0)
Total expenses	19,679	15,696	3,983	25.4
Loss before loss on the sale of investment properties and discontinued operations:	(2,634)	(2,627)	(7)	(0.3)
Loss on the sale of investment properties	(2)	(228)	226	(99.1)
Discontinued operations:
Loss from operations	—	(198)	198	(100.0)
Gain on sale of investment properties	—	1,519	(1,519)	(100.0)
Income from discontinued operations	—	1,321	(1,321)	(100.0)
Net loss	$(2,636)	$(1,534)	$(1,102)	71.8

NM = Not Meaningful

Revenues

Total revenues increased $4.0 million, or 30.4%, for the year ended December 31, 2013 as compared to the Predecessor’s year ended December 31, 2012.

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

Expense recoveries.    Expense recoveries increased $0.1 million, or 4.0%, from $3.1 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013, due primarily to an increase in property related operating expenses which are reimbursed to us by tenants under our triple-net leases.

Interest income on real estate loans and other.  Interest income on real estate loans and other increased $0.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was the result of a mark to market gain on interest rate swap.

Total expenses increased by $4.0 million, or 25.4%, for the year ended December 31, 2013 as compared to the Predecessor’s year ended December 31, 2012.

Interest expense.    Interest expense for the year ended December 31, 2013 was $4.3 million compared to $4.5 million for the Predecessor for the year ended December 31, 2012, representing a decrease of $0.2 million, or 5.4%. The decrease of $0.2 million was the result of a decrease in interest on mortgage debt of $0.9 million due to the repayment of $36.9 million of mortgage notes payable in connection with the formation transactions using proceeds from our IPO and partially offset by an increase in interest expense of $0.5 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit. Also, partially offset by the accelerated amortization of deferred financing costs due to mortgage re-financings of $0.2 million.

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

Loss on sale of investment properties.  We incurred a loss of $0.02 million on the sale of a medical office building condominium unit at the Summerfield Square property during the year ended December 31, 2013. Total proceeds of the sale were $0.5 million. During the year ended December 31, 2012, the Predecessor incurred a loss of $0.2 million on the sale of a condominium unit at the Summerfield Square property. Total proceeds on the sale were $0.3 million. We have 2,000 square feet remaining in the Summerfield Square property.

Income from discontinued operations.    There were no discontinued operations in the year ended December 31, 2013. In fiscal 2012, the Predecessor recorded income from discontinued operations and recognized a gain on the sale of two properties totaling $1.5 million.

Cash Flows

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013 (In thousands):

	2014	2013
Net cash provided by operating activities	$13,295	$1,168
Net cash used in investing activities	(518,810)	(126,443)
Net cash provided by financing activities	464,960	179,139
(Decrease) increase in cash and cash equivalents	$(40,555)	$53,864

Cash flows from operating activities. Cash flows provided by operating activities was $13.3 million during the year ended December 31, 2014 compared to cash flow provided by operating activities of $1.2 million during the year ended December 31, 2013, representing an increase of $12.1 million. This change is attributable to the  increased operating cash flows resulting from the acquisition of 61 healthcare properties in 2014.

Cash flows from investing activities. Cash flows used in investing activities was $518.8 million during the year ended December 31, 2014 compared to cash flows used in investing activities of $126.4 million during the year ended December 31, 2013, representing a change of $392.4 million. The increase in cash flows used in investing activities was primarily attributable to a $375.4 million increase in 2014 acquisitions compared to 2013, funding of two loans for $15.4 million, and $0.9 million increase in capital expenditures on investment properties.

Cash flows from financing activities. Cash flows provided by financing activities was $465.0 million during the year ended December 31, 2014 compared to cash flows provided by financing activities of $179.1 million during the year ended December 31, 2013, representing an increase of $285.5 million. The increase was primarily attributable to an increase of $124.5 million in net proceeds from follow-on public offerings, net increase of proceeds and payments on credit facility borrowings of $138.0 million, increase of $26.4 million in proceeds from issuance of mortgage debt and a decrease of $35.3 million of payments on mortgage debt, partially offset by an increase of $28.8 million of dividends and distributions paid, a $7.6 million increase in purchase of OP Units, and an increase of $2.5 million of debt issuance costs on our credit facility.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012 (In thousands):

	2013	2012
Cash provided by operating activities	$1,168	$3,513
Cash (used in)/provided by investing activities	(126,443)	13,527
Cash provided by/(used in) financing activities	179,139	(16,358)
Increase in cash and cash equivalents	$53,864	$682

Cash flows from operating activities.    Cash flows provided by operating activities was $1.2 million during the year ended December 31, 2013 compared to cash flow provided by operating activities of the Predecessor of $3.5 million during the year ended December 31, 2012, representing a decrease of $2.3 million. This change was primarily attributable to a $1.1 million decrease in net loss, a $1.8 million decrease in related party accounts payable and a $2.0 million increase in other assets, partially offset by a $1.5 million increase in gain on sale of investment property and a $1.0 million decrease in impairment loss.

Cash flows from investing activities.    Cash flows used in investing activities was $126.4 million during the year ended December 31, 2013 compared to cash flow provided by investing activities of the Predecessor of $13.5 million during the year ended December 31, 2012, representing a change of $139.9 million. The increase in cash flows used in investing activities was primarily attributable to the acquisition of eight properties for $125.7 million in 2013 and a $14.1 million decrease in proceeds from the Predecessor’s sale of property in fiscal 2012.

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

Non-GAAP Financial Measures

Funds From Operations (FFO) and Normalized FFO

We believe that information regarding FFO is helpful to shareholders and potential investors because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Because real estate values have historically increased or decreased with market conditions, we believe that FFO provides a more meaningful and accurate indication of our performance. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, (“NAREIT”).  NAREIT defines FFO as net income (computed in accordance with GAAP) before noncontrolling interests of holders of OP units, excluding gains (or losses) on sales of depreciable operating property, impairment write-downs on depreciable assets and extraordinary items (computed in accordance with GAAP), plus real estate related depreciation and amortization (excluding amortization of deferred financing costs). Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with NAREIT definition or that interpret the NAREIT definition differently than we do. The GAAP measure that we believe to be most directly comparable to FFO, net income (loss), includes depreciation and amortization expenses, gains or losses on property sales, impairments and noncontrolling interests. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from the operations of our properties. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (determined in accordance with GAAP) as presented in our financial statements. FFO does not represent cash generated from operating activities in accordance with GAAP, should not be considered to be an alternative to net income (loss) (determined in accordance with GAAP) as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to make cash distributions to shareholders.

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition-related expenses, acceleration of deferred financing costs, and other normalizing items (Ziegler shared service amendment payment). However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor its indicative of funds available to fund our cash needs, including its ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

Year Ended December 31, 2014
Net loss	$(4,418)
Depreciation and amortization expense	16,731
Gain on the sale of investment properties	(32)
Impairment loss	1,750
FFO	$14,031
FFO per share and unit	$0.38
Net change in fair value of derivative	(161)
Acquisition-related expenses	10,897
Acceleration of deferred financing costs	178
Other normalizing items	1,800
Normalized FFO	$26,745
Normalized FFO per share and unit	$0.72

Weighted average number of shares and units outstanding	37,196,043

Net Operating Income (NOI) and Cash NOI

NOI is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties before general and administrative expenses, acquisition-related expenses, depreciation and amortization expense, interest expense, net change in the fair value of derivative financial instruments, gain or loss on the sale of investment properties, and impairment losses. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Additionally, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above and below market leases and other non-cash and normalizing items. Other non-cash and normalizing items include items such as the amortization of lease inducements. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term Cash NOI may not be comparable to that of other real estate companies as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

Year Ended December 31, 2014
Net loss	$(4,418)
General and administrative	11,440
Acquisition-related expenses	10,897
Depreciation and amortization	16,731
Interest expense	6,907
Net change in the fair value of derivative	(161)
Gain on the sale of investment properties	(32)
Impairment loss	1,750
NOI	$43,114

NOI	$43,114
Straight-line rent adjustments	(4,259)
Amortization of acquired above/below market leases	378
Amortization of lease inducements	191
Cash NOI	$39,424

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net (loss) income computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net (loss) income computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments, acquisition-related expenses, non-cash share compensation, and other non-recurring items, such as impairment loss and shared service amendment payment. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

Year Ended December 31, 2014
Net loss	$(4,418)

Depreciation and amortization	16,731
Interest expense	6,907
Net change in fair value of derivatives	(161)
EBITDA	$19,059
Acquisition-related expenses	10,897
Non-cash share compensation	1,977
Impairment loss	1,750
Shared service amendment payment	1,800
Adjusted EBITDA	$35,483

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

As of December 31, 2014, we had a total of $16.0 million of cash and cash equivalents and $189.0 million of near-term availability on our unsecured revolving credit facility.  Also, we had an additional $73.0 million of availability under our unsecured revolving credit facility as of December 31, 2014 which is subject to customary property underwriting standards.  We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

On August 4, 2014, we filed the Shelf Registration Statement with the Commission, which the Commission declared effective on August 19, 2014.

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. During 014, we sold 3,576,010 common shares pursuant to the ATM Program, at a weighted average price of $15.54 per share resulting in total proceeds of approximately $55.6 million, before $0.8 million in commissions. As of March 9, 2015, we sold 247,397 common shares during 2015 pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.2 million, before $55,696 in commissions. As of March 9, 2015, we have $90.2 million remaining available under the ATM Program.

On September 12, 2014, we completed a follow-on public offering of 10,925,000 common shares of beneficial interest, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $145.7 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 10,925,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.2 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

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

The Credit Agreement has a maturity date of September 18, 2018 and includes a one-year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20% depending on the consolidated leverage ratio. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.  Any additional indebtedness incurred or issued by us may be secured or unsecured, may have a short, medium, or long term fixed or variable interest rate and may be subject to other terms and conditions. We may also enter into financing arrangements on terms that we might not otherwise accept if we were in need of liquidity and had limited options.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2014, we were in compliance with all financial covenants.

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

We did not conduct business operations prior to completion of the IPO on July 24, 2013, so the financial information herein for periods prior to July 24, 2013 reflects the operations of the Ziegler Funds, from whom we acquired the equity interests in the 19 properties that constituted our initial portfolio upon completion of the IPO and formation transactions. We determined the Ziegler Funds to be our accounting Predecessor. The financial information herein since July 24, 2013 reflect the operations of Physicians Realty Trust since completion of the IPO and formation transactions.

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

The accompanying consolidated and combined financial statements include the accounts of all controlled subsidiaries and joint ventures. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated and combined statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC Topic 360, Property, Plant & Equipment (“ASC 360”) to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful live should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investment will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investment and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows is based on a number of factors including the historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell.

Revenue

We recognize rental revenues in accordance with ASC 840, Leases (“ASC 840”). ASC 840 requires that rental revenue and adjustments relating to lease inducements and above and below market leases, be recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due are included in other assets on the consolidated balance sheets. If we determine the collectability of straight-line rents is not reasonable assured, we limit future recognition to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

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

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the consolidated and combined statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators, adjustments relating to amortization of lease inducements, above and below market leases. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Purchase of Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired tangible assets and assumed liabilities based upon their relative fair values at the date of acquisition.  A property acquired with an existing lease is accounted for as a business combination pursuant to the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.

The determination of fair value involves the use of significant judgment and estimation.  The Trust makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and may include the assistance of a third party appraiser.  We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over its estimated remaining life. We determine the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within the our portfolio.

In recognizing identified intangible assets and liabilities in connection with a business combination, the value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

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

The values assigned to all lease intangible assets and liabilities are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

We calculate the fair value of any long-term debt assumed by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which it would expect to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Based on these estimates, we recognize the acquired assets and assumed liabilities at their estimated fair values, which generally are determined using Level 3 inputs, such as market rental rates, capitalization rates, discount rates, or other available market data. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

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

Real Estate Taxes

As owner of our properties, we are ultimately liable for the real estate taxes on our properties. Pursuant to our triple-net lease agreements, tenants generally are responsible, directly or indirectly, for the payment of all real estate taxes assessed on our properties, which are subject to triple-net leases.

Credit Facility

Effective September 18, 2014, the Prior Credit Agreement, and all commitments provided thereunder, were terminated. All amounts due and outstanding under the Prior Credit Agreement were repaid on or prior to such date.

On September 18, 2014, the Operating Partnership, as borrower, and the Trust and certain subsidiaries and other affiliates of the Trust, as guarantors, entered into the Credit Agreement with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. The Credit Agreement replaced the Trust’s senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

The Credit Agreement has a maturity date of September 18, 2018 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20% depending on the consolidated leverage ratio. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2014, the Trust was in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet debt.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2014:

		Payments by Period (in thousands)
	Total	Less than 1 Year	2016 - 2017	2018 - 2019	2020 and Thereafter
Principal payments(1)	$216,105	$1,864	$38,171	$159,006	$17,064
Interest payments—fixed rate debt(1)	13,700	3,832	5,972	2,770	1,126
Interest payments—variable rate debt(1)	9,061	2,471	4,868	1,722	—
Ground lease payments	30,750	1,426	2,922	3,085	23,317
Total	$269,616	$9,593	$51,933	$166,583	$41,507

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instrument consists solely of an interest rate swap that is not traded on an exchange and is recorded on the consolidated balance sheet at its fair value.  See Note 2 to our consolidated and combined financial statements included in Item 1 to this report.

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

The variable rate component of our consolidated indebtedness at December 31, 2014 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at December 31, 2014, would increase by approximately $1.4 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at December 31, 2014, would decrease by approximately $1.4 million annually.

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

Indebtedness

As of December 31, 2014, we had total consolidated indebtedness of approximately $216.1 million. The weighted average interest rate on our consolidated indebtedness was 2.92% (based on the 30-day LIBOR rate as of December 31, 2014, of 0.164%). As of December 31, 2014, we had approximately $142.4 million, or approximately 65.9%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2014.

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Unsecured Revolving Credit Facility	$138,000	Floating	LIBOR + 1.50%		09/18/18
Canton Medical Office Building(1)	6,207	Fixed	5.94%		06/06/17
Firehouse Square	2,765	Fixed	6.58%		09/06/17
Hackley Medical Center	5,397	Fixed	5.93%		01/06/17
MeadowView Professional Center	10,409	Fixed	5.81%		06/06/17
Mid Coast Hospital Medical Office Building(2)	7,869	Fixed	4.82	%(3)	05/16/16
Remington Medical Commons	4,399	Floating	LIBOR + 2.75%		09/28/17
Valley West Hospital Medical Office Building	4,879	Fixed	4.83%		12/01/20
Oklahoma City, OK Medical Office Building	7,647	Fixed	4.71%		01/10/21
Crescent City Surgical Center	18,750	Fixed	5.00%		01/23/19
San Antonio, TX Hospital	9,783	Fixed	5.00	%(4)	06/26/22
Total	$216,105

(1) We own a 51.0% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(2) We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(3) This loan bears interest at a rate of LIBOR + 2.75%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.82% through the date of maturity.

(4) This loan bears interest at a fixed rate of 5.00% until July 2018, then the interest rate is the higher of the prime rate plus 1.75% or 5.00%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Trustees of Physicians Realty Trust

We have audited the accompanying consolidated balance sheet of Physicians Realty Trust (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Realty Trust at December 31, 2014, and the consolidated results of its operations and its cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
March 12, 2015

Chicago, Illinois

Report of Independent Registered Public Accounting Firm

To The Board of Trustees and Shareholders of

Physicians Realty Trust

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2013, and the related consolidated and combined statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audit.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Physicians Realty Trust as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 21, 2014

Physicians Realty Trust

Consolidated Balance Sheets

 (In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Investment properties:
Land and improvements	$79,334	$26,088
Building and improvements	644,086	193,184
Tenant improvements	5,614	5,458
Acquired lease intangibles	72,985	31,236
	802,019	255,966
Accumulated depreciation	(45,569)	(28,427)
Net real estate property	756,450	227,539
Real estate loans receivable	15,876	—
Investment in unconsolidated entity	1,324	—
Net real estate investments	773,650	227,539
Cash and cash equivalents	15,923	56,478
Tenant receivables, net	1,324	837
Deferred costs, net	4,870	2,105
Other assets	15,806	5,901
Total assets	$811,573	$292,860
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$138,000	$—
Mortgage debt	78,105	42,821
Accounts payable	700	836
Dividend payable	16,548	5,681
Accrued expenses and other liabilities	6,140	2,685
Acquired lease intangibles, net	2,871	—
Total liabilities	242,364	52,023
Equity:
Common shares, $0.01 par value, 500,000,000 shares authorized, 50,640,863 and 21,548,597 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively.	510	215
Additional paid-in capital	586,017	213,359
Accumulated deficit	(51,797)	(8,670)
Total shareholders’ equity	534,730	204,904
Noncontrolling interests:
Operating Partnership	33,727	35,310
Partially owned properties	752	623
Total noncontrolling interests	34,479	35,933
Total equity	569,209	240,837
Total liabilities and equity	$811,573	$292,860

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Operations

(In thousands, except share and per share data)

	December 31,
	2014	2013	Predecessor 2012
Revenues:
Rental revenues	$46,397	$13,565	$9,821
Expense recoveries	5,871	3,234	3,111
Interest income on real estate loans and other	1,066	246	137
Total revenues	53,334	17,045	13,069
Expenses:
Interest expense	6,907	4,295	4,538
General and administrative	11,440	3,214	362
Operating expenses	10,154	4,650	4,758
Depreciation and amortization	16,731	5,107	4,150
Acquisition expenses	10,897	1,938	—
Management fees	—	475	951
Impairment loss	1,750	—	937
Total expenses	57,879	19,679	15,696
Loss before equity in income of unconsolidated entity, gain(loss) on sale of investment properties, discontinued operations, and noncontrolling interests	(4,545)	(2,634)	(2,627)

Equity in income of unconsolidated entity	95	—	—
Gain (loss) on sale of investment properties	32	(2)	(228)
Loss from continuing operations	(4,418)	(2,636)	(2,855)
Discontinued operations:
Loss from operations on discontinued investment properties	—	—	(198)
Gain on sale of discontinued investment properties	—	—	1,519
Income from discontinued operations	—	—	1,321
Net loss	(4,418)	(2,636)	$(1,534)
Less: Net loss attributable to Predecessor	—	576
Less: Net loss attributable to noncontrolling interests — Operating Partnership	695	470
Less: Net income attributable to noncontrolling interests — partially owned properties	(314)	(71)
Net loss attributable to common shareholders	$(4,037)	$(1,661)
Net loss per share:
Basic and diluted	$(0.12)	$(0.13)
Weighted average common shares:
Basic and diluted	33,063,093	12,883,917
Dividends/distributions declared per common share and unit	$0.90	$0.41

The accompanying notes are an integral part of these consolidated and combined financial statements

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Equity

(In thousands, except shares)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Predecessor Equity	Total Shareholders’ and Predecessor Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Predecessor Balance
Balance at December 31, 2011	$	$	$	$22,503	$22,503	$—	$112	$112	$22,615
Net (loss) income	—	—	—	(1,659)	(1,659)	—	125	125	(1,534)
Transfer	—	—	—	(105)	(105)	—	105	105	—
Distributions	—	—	—	(1,671)	(1,671)	—	(313)	(313)	(1,984)
Balance at December 31, 2012	—	—	—	19,068	19,068	—	29	29	19,097
Net (loss) income	—	—	—	(712)	(712)	—	136	136	(576)
Transfer	—	—	—	36	36	—	(36)	(36)	—
Distributions	—	—	—	(211)	(211)	—	(209)	(209)	(420)
Balance at July 24, 2013	—	—	—	18,181	18,181	—	(80)	(80)	18,101
Physicians Realty Trust
Net proceeds from sale of common shares	213	225,707	—	—	225,920	—	—	—	225,920
Formation transactions	—	35	—	(18,181)	(18,146)	18,181	(389)	17,792	(354)
Restricted share award grants	2	431	—	—	433	—	—	—	433
Dividends declared	—	—	(7,009)	—	(7,009)	(1,326)	—	(1,326)	(8,335)
Adjustment for noncontrolling interests ownership in Operating Partnership	—	(7,391)	—	—	(7,391)	7,391	—	7,391	—
Contributions	—	(5,423)	—	—	(5,423)	11,534	1,276	12,810	7,387
Distributions	—	—	—	—	—	—	(255)	(255)	(255)
Net (loss) income	—	—	(1,661)	—	(1,661)	(470)	71	(399)	(2,060)
Balance at December 31, 2013	215	213,359	(8,670)	—	204,904	35,310	623	35,933	240,837
Net proceeds from sale of common shares	272	350,113	—	—	350,385	—	—	—	350,385
Restricted share award grants, net	2	2,100	(42)	—	2,060	—	—	—	2,060
Issuance of common shares in connection with the Ziegler shared service amendment payment	1	1,799	—	—	1,800	—	—	—	1,800
Purchase of OP Units	—	—	—	—	—	(7,546)	—	(7,546)	(7,546)
Conversion of OP Units	20	13,266	—	—	13,286	(13,286)	—	(13,286)	—
Dividends/distributions declared	—	—	(39,048)	—	(39,048)	(3,265)	—	(3,265)	(42,313)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	5,380	—	—	5,380	(5,380)	—	(5,380)	—
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	28,589	—	28,589	28,589
Distributions	—	—	—	—	—	—	(185)	(185)	(185)
Net (loss) income	—	—	(4,037)	—	(4,037)	(695)	314	(381)	(4,418)
Balance at December 31, 2014	$510	$586,017	$(51,797)	$—	$534,730	$33,727	$752	$34,479	$569,209

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Consolidated and Combined Statements of Cash Flows

(In thousands)

	Year Ended December 31,
			Predecessor
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(4,418)	$(2,636)	$(1,534)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,731	5,107	4,150
Amortization of deferred financing costs	1,097	510	268
Amortization of lease inducements and above/below market lease intangibles	571	141	70
Straight-line rental revenue/expense	(4,366)	(675)	(100)
(Gain) loss on sale of investment properties	(32)	2	(1,291)
Equity in income of unconsolidated entity	(95)	—	—
Distribution from unconsolidated entity	71	—	—
Change in fair value of derivatives	(161)	(246)	(122)
Provision for bad debts	9	30	320
Non-cash share compensation	2,422	433	—
Ziegler shared service amendment payment	1,800	—	—
Impairment on investment properties	1,750	—	937
Change in operating assets and liabilities:
Tenant receivables	(986)	(184)	33
Other assets	(3,518)	(1,074)	379
Accounts payable to related parties	—	(1,530)	255
Accounts payable	(136)	34	204
Accrued expenses and other liabilities	2,556	1,256	(56)
Net cash provided by operating activities	13,295	1,168	3,513
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	235	448	14,525
Acquisition of investment properties, net	(501,127)	(125,728)	—
Capital expenditures on existing investment properties	(900)	—	(845)
Real estate loans receivable	(15,386)	—	—
Leasing commissions	(100)	(163)	(153)
Lease inducements	(1,532)	(1,000)	—
Net cash (used in) provided by investing activities	(518,810)	(126,443)	13,527
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	350,384	225,920	—
Formation transactions	—	(354)	—
Proceeds from credit facility borrowings	395,200	52,350	—
Payment on credit facility borrowings	(257,200)	(52,350)	—
Proceeds from issuance of mortgage debt	26,550	162	45
Principal payments on mortgage debt	(6,549)	(41,832)	(14,149)
Debt issuance costs	(3,887)	(1,428)	(270)
Dividends paid — shareholders	(28,104)	(2,161)	—
Distributions to noncontrolling interest— Operating Partnership	(3,382)	(493)	—
Distributions to members and partners	—	(211)	(1,671)
Distributions to noncontrolling interest — partially owned properties	(185)	(464)	(313)
Purchase of OP Units	(7,546)	—	—
Common shares repurchased and retired	(321)	—	—
Net cash provided by (used in) financing activities	464,960	179,139	(16,358)
Net (decrease) increase in cash and cash equivalents	(40,555)	53,864	682
Cash and cash equivalents, beginning of year	56,478	2,614	1,932
Cash and cash equivalents, end of year	$15,923	$56,478	$2,614
Supplemental disclosure of cash flow information — interest paid during the period	$5,606	$3,942	$5,126
Supplemental disclosure of noncash activity — assumed debt	$15,283	$—	$—
Supplemental disclosure of noncash activity — issuance of OP Units in connection with acquisitions	$28,589	$11,535	$—
Supplemental disclosure of noncash activity — contingent consideration	$840	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Notes to Consolidated and Combined Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of December 31, 2014, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Initial Public Offering and Formation Transactions

Pursuant to the IPO, the Trust issued an aggregate of 11,753,597 common shares, including common shares issued upon exercise of the underwriters’ overallotment option, and received approximately $123.8 million of net proceeds (after deducting the underwriting discount and expenses of the IPO and the formation transactions payable by the Trust).  The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 common units of partnership interest (“OP Units”) on July 24, 2013.  Concurrently with the completion of the IPO, the Trust acquired, through a series of contribution transactions, the entities that own the 19 properties that comprised the Trust’s initial properties from four healthcare real estate funds (the “Ziegler Funds”), as well as certain operating assets and liabilities, including the assumption of approximately $84.3 million of debt related to such properties. The Trust determined that the Ziegler Funds constitute the Trust’s accounting predecessor (the “Predecessor”). The Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial 19 properties in the Trust’s portfolio. The combined historical data for the Predecessor is not necessarily indicative of the Trust’s future financial position or results of operations. In addition, at the completion of the IPO, the Trust entered into a shared services agreement with B.C. Ziegler & Company (“Ziegler”) pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee.

To acquire the ownership interests in the entities that own the 19 properties included in the Trust’s initial properties, and certain other operating assets and liabilities, from the Ziegler Funds, the Operating Partnership issued to the Ziegler Funds an aggregate of 2,744,000 OP Units, having an aggregate value of approximately $31.6 million based on the price per share to the public in the IPO. These formation transactions were effected concurrently with the completion of the IPO.

Upon closing of the IPO, the Trust owned a 79.6% interest in the Operating Partnership. The Operating Partnership used a portion of the IPO proceeds received from the Trust to purchase the 50% interest in the Arrowhead Commons property not owned by the Ziegler Funds for approximately $850,000, after which the Operating Partnership became the 100% owner of the property, and to pay certain expenses related to debt assumptions and the Trust’s former senior secured revolving credit facility. The balance of the net proceeds was subsequently invested in healthcare properties.

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

Follow-On Public Offerings

On December 11, 2013, the Trust completed a public offering of 9,545,000 common shares, including 1,245,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $103.1 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 9,545,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 27, 2014, the Trust completed a public offering of 12,650,000 common shares, including 1,650,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $149.9 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 12,650,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On August 19, 2014, the Trust’s Registration Statement on Form S-3 (File No. 333-197842) (the “Shelf Registration Statement”), filed with the Commission on August 4, 2014, was declared effective by the Commission.  The Shelf Registration Statement covers the offering, from time to time, of various securities with an aggregate value of up to $900 million and the secondary offering of common shares by certain selling shareholders.

On August 19, 2014, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which the Trust may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), which includes sales made directly on the New York Stock Exchange (the “NYSE”), or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales also may be made in negotiated transactions or any other method permitted by law. During 2014, the Trust sold 3,576,010 common shares pursuant to the ATM Program, at a weighted average price of $15.54 per share resulting in total proceeds of approximately $55.6 million, before $0.8 million in commissions.

On September 12, 2014, the Trust completed a public offering of 10,925,000 common shares, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $145.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 10,925,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

Property holding entities and other subsidiaries of which the Trust or the Operating Partnership owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated in consolidation. For entities in which the Trust owns less than 100% of the equity interest, the Trust consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Trust records a non-controlling interest representing equity held by non-controlling interests.

U.S. generally accepted accounting principles (“GAAP”) requires the Trust to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Trust consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Trust may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

The Trust identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Trust performs this analysis on an ongoing basis.

Noncontrolling Interests

The Trust presents the portion of any equity it does not own in entities that it controls (and thus consolidates) as noncontrolling interests and classifies such interests as a component of consolidated equity, separate from the Trust’s total shareholders’ equity, on the consolidated balance sheets.

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

During the year ended December 31, 2014, the Operating Partnership partially funded five property acquisitions by issuing an aggregate of 2,042,313 OP Units valued at approximately $28.6 million on the date of issuance.  The five acquisitions had a total purchase price of approximately $103.6 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of December 31, 2014, the Trust held a 94.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

Holders of OP Units may not transfer their units without the Trust’s prior written consent, as general partner of the Operating Partnership. Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or, for unregistered common shares on a one-for-one basis.  Such selection to pay cash or issue common shares to satisfy an OP Unit holder’s redemption request is solely within the control of the Trust.  Accordingly, the Trust presents the OP Units of the Operating Partnership held by the Predecessor’s prior investors and other investors as noncontrolling interests within equity in the consolidated balance sheet.

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

Dividends and Distributions

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 30, 2014	January 23, 2015	February 6, 2015	$0.225
September 26, 2014	October 17, 2014	October 30, 2014	$0.225
June 26, 2014	July 18, 2014	August 1, 2014	$0.225
March 27, 2014	April 11, 2014	April 25, 2014	$0.225
December 30, 2013	January 24, 2014	February 7, 2014	$0.225
September 30, 2013	October 18, 2013	November 1, 2013	$0.18	(1)

(1)         Prorated cash dividend of $0.18 per share for the quarterly period from July 19, 2013 (the date of the IPO) through September 30, 2013, which was equivalent to a full quarterly dividend of $0.225 per share. The dividend was paid on November 1, 2013 to common shareholders and common OP Unit holders of record on October 18, 2013, with the exception of the OP Units issued in the acquisition of Crescent City Surgical Centre.

Purchase of Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired tangible assets and assumed liabilities based upon their relative fair values at the date of acquisition.  A property acquired with an existing lease is accounted for as a business combination pursuant to the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.

The determination of fair value involves the use of significant judgment and estimation.  The Trust makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and may include the assistance of a third party appraiser.  The Trust estimates the fair value of buildings acquired on an as-if-vacant basis and depreciates the building value over the estimated remaining life of the building. The Trust determines the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within the Trust’s portfolio.

In recognizing identified intangible assets and liabilities in connection with a business combination, the value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

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

The values assigned to all lease intangible assets and liabilities are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

The Trust calculates the fair value of any long-term debt assumed by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which the Trust approximates based on the rate at which it would expect to incur on a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Based on these estimates, the Trust recognizes the acquired assets and assumed liabilities at their estimated fair values, which are generally determined using Level 3 inputs, such as market rental rates, capitalization rates, discount rates, or other available market data. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. The Trust expenses transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

Impairment of Intangible and Long-Lived Assets

The Trust periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Trust evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations.   In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The Trust adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Trust recognizes an impairment loss at the time it makes any such determination.   If the Trust determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques, which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data.

The Trust recorded real estate impairment charges of $1.8 million and $0 for the years ended December 31, 2014 and 2013, respectively. The Predecessor recognized impairments totaling $0.9 million for the year ended December 31, 2012.

Assets Held for Sale and Discontinued Operations

The Trust may sell properties from time to time for various reasons, including favorable market conditions. The Trust classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated.

In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in the Trust’s previously issued financial statements. The Trust early adopted ASU 2014-08 for the quarter ended March 31, 2014.  Such adoption has had no impact on the Trust’s financial statements as no dispositions have occurred during the year ended December 31, 2014.

Prior to the adoption of ASU 2014-08, the results of operations for assets meeting the definition of discontinued operations are reflected in the consolidated and combined statements of operations as discontinued operations for all periods presented. The Trust allocates estimated interest expense to discontinued operations based on property values and either the weighted average interest rate of the Trust or the property’s actual mortgage interest.

Investments in Unconsolidated Entities

The Trust reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.  Under this method of accounting, the Trust’s share of the investee’s earnings or losses is included in its consolidated and combined statements of operations.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the equity interest.

During 2014, the Trust completed the acquisition of a 40% limited liability company membership interest in Jeff-Orleans Medical Development Real Estate, L.L.C, the entity that owns and leases to us the land on which the Crescent City Surgical Centre is situated, for $1.3 million.

Real Estate Loans Receivable

Real estate loans receivable consists of a mezzanine loan and a term loan which are collateralized by an equity interest in a two medical office building developments.  Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Trust’s consolidated and combined statement of operations.

On January 2, 2014, the Trust completed a $6.9 million mezzanine loan to affiliates controlled by MedProperties Holdings, LLC, a Dallas, Texas based private investor in medical facilities (“MedProperties”).  The mezzanine loan is secured by MedProperties’ ownership interest in two special purpose entities that own a surgical hospital located in San Antonio, Texas and an inpatient rehabilitation facility located in Scottsdale, Arizona. The mezzanine loan has a five year, interest-only term and bears interest at a rate of 9.0% per annum. As part of the consideration for providing the mezzanine loan, the Trust has an option to acquire the property at a formula purchase price during year four of the mezzanine loan based on a fixed capitalization rate.

On November 26, 2014, the Trust made an $8.6 million term loan to fund the renovations and additions of two re-purposed buildings in Jacksonville, Florida. Upon completion of the expansion and renovations, the properties will be approximately 40,000 square feet in the aggregate. Upon completion of the construction of the buildings and them becoming fully occupied, the Trust has the option to purchase the buildings. The term loan bears interest at a rate of 9.0%.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or less from the date of purchase.

The Trust is subject to concentrations of credit risk as a result of its temporary cash investments. The Trust places its temporary cash investments with high credit quality financial institutions in order to mitigate that risk.

Escrow reserves

The Trust is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement.  The total reserves as of December 31, 2014 and 2013 are $1.9 million and $1.6 million, respectively, which are included in other assets in the consolidated balance sheets.

Deferred costs

Deferred costs consist primarily of fees paid to obtain financing and costs associated with the origination of long-term lease on real estate properties.  After the purchase of a property, lease commissions incurred to extend in-place leases or generate new lease are added to deferred lease costs.  Deferred lease costs are amortized on a straight-line basis over the terms of their respective agreements. The Trust amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield.

Derivatives

Derivatives consist of an interest rate swap and is recognized as a liability on the consolidated balance sheets and is measured at fair value.  Any change in the fair value is recognized immediately in earnings unless the derivative qualified as a hedge.  No derivatives have been designated as hedges.

The Trust is exposed to certain risks in the normal course of its business operations. One risk relating to the variability of interest on variable rate debt is managed through the use of derivatives. All derivative financial instruments are measured and reported in the consolidated balance sheets at fair value.  The Trust has elected not to apply hedge accounting to its derivative financial instruments and as such, any changes in the fair values of its derivatives are recognized immediately in earnings.  Generally, the Trust enters into swap relationships such that changes in the fair value or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.  The Trust holds one swap to pay fixed/receive variable interest rates with a total notional amount of $7.7 million and $7.9 million as of December 31, 2014 and 2013, respectively.  The interest rate swap liability is reported in accrued expenses and other liabilities on the consolidated balance sheet, as of December 31, 2014 and 2013, the interest rate swap liability was $0.2 million and $0.4 million, respectively.  Gains recognized on the interest rate swaps of $(0.2) million, $(0.2) million and $(0.1) million were included in interest income on real estate loans and other in the consolidated and combined statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Tenant receivables, net

Tenant accounts receivable are stated net of the applicable allowance.  Rental payments under these contracts are primarily due monthly. The Trust assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Trust bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Trust will be unable to recover the full value of the receivable, the Trust provides a reserve against the portion of the receivable that it estimates may not be recovered.  At December 31, 2014 and 2013, the allowance for doubtful accounts was $0.1 million.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $6.4 million and $2.0 million as of December 31, 2014 and 2013, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the average remaining life of the lease.

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

Prior to completion of the IPO, the Trust elected to be taxed as an S corporation for federal income tax purposes beginning with the first day of its existence with such election thereafter being revoked effective on the date of completion of the IPO. The Trust filed a Form 1120-REIT for its short taxable year beginning on the effective date of such revocation and ending on December 31, 2013, thereby effectuating its election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with such short taxable year. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to organize and operate in such a manner as to qualify for treatment as a REIT. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Management Estimates

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the amounts of revenue and expenses reported in the period. Significant estimates are made for the fair value assessments with respect to purchase price allocations, impairment assessments, and the valuation of financial instruments.  Actual results could differ from these estimates.

Contingent Liability

The Trust records a liability for contingent consideration (included in accrued expenses and other liabilities on its consolidated balance sheets) at fair value as of the acquisition date and reassess the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the previously reported consolidated financial position or consolidated and combined results of operations.

Segment reporting

Under the provision of Codification Topic 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to leasing and managing healthcare properties.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606).  The standard is principle-based and provides a five-step model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.  Early adoption of this standard is not allowed.  The Trust is currently evaluating the impact the adoption of Topic 606 will have on its financial statements, if any.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to address financial reporting considerations about an entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods within annual periods beginning after December 15, 2016.

Note 3—Acquisitions and Dispositions

During 2014, the Trust completed acquisitions of 61 healthcare properties located in 15 states for an aggregate purchase price of approximately $543.4 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Foundations San Antonio Surgical Hospital(2)	San Antonio, TX	February 19, 2014	$25,556
Eagles Landing Family Practice 4 MOBs(2)	Atlanta, GA	February 19, 2014	20,800
21st Century Oncology 4 MOBs(3)	Sarasota, FL	February 26, 2014	17,486
Foundations San Antonio MOB(3)	San Antonio, TX	February 28, 2014	6,800
Peachtree Dunwoody MOB(3)	Atlanta, GA	February 28, 2014	36,726
LifeCare LTACH(2)	Fort Worth, TX	March 28, 2014	27,160
LifeCare LTACH(2)	Pittsburgh, PA	March 28, 2014	12,840
Pinnacle Health Cardiology Portfolio 2 MOBs (3)	Carlisle & Wormleyburg, PA	April 22, 2014	9,208
South Bend Orthopedic MOB (3)	South Bend, IN	April 30, 2014	14,900
Grenada Medical Complex MOB (3)	Grenada, MS	April 30,2014	7,100
Mississippi Sports Medicine and Orthopaedics Center MOB (2)(4)	Jackson, MS	May 23, 2014	16,700
Carmel Medical Pavilion MOB (3)(5)	Carmel, IN	May 28, 2014	4,664
Summit Urology MOB (2)	Bloomington, IN	June 30, 2014	4,783
Renaissance Center (3)	Oshkosh, WI	June 30, 2014	8,500
Presbyterian Medical Plaza MOB (3)	Monroe, NC	June 30, 2014	7,750
Landmark Medical Portfolio (Premier) 3 MOBs (2)(6)	Bloomington, IN	July 1, 2014	23,837
Carlisle II MOB (3)	Carlisle, PA	July 25, 2014	4,500
Surgical Institute of Monroe ASC (2)	Monroe, MI	July 28, 2014	6,000
The Oaks Medical Building MOB (3)	Lady Lake, FL	July 31, 2014	10,600
Baylor Surgicare ASC — Mansfield (3)	Mansfield, TX	September 2, 2014	8,500
Eye Center of Southern Indiana (2)(7)	Bloomington, IN	September 5, 2014	12,174
Wayne State Medical Center and MOB (2)	Troy, MI	September 10, 2014	46,500
El Paso Portfolio (specialty surgical hospital and 2 MOBs) (3)(8)	El Paso, TX	September 30, 2014	46,235
The Mark H. Zangmeister Center (3)	Columbus, OH	September 30, 2014	36,600
Berger Medical Center (3)	Orient, OH	September 30, 2014	6,785
Orthopedic One 2 MOBs (3)	Columbus, OH Westerville, OH	September 30, 2014	24,500
Pinnacle Health Portfolio 5 MOBs (3)	Harrisburg, PA	October 29, 2014	23,100
Columbus Regional Health Portfolio 12 MOBs (3) Columbus Regional Health Portfolio 1 MOB (3)	Columbus, GA Phenix City, AL	November 20, 2014	27,997
Middletown Medical 2 MOBs (2)	Middletown, NY	November 26. 2014	14,399
Carle Danville Clinic MOB(3)	Danville, IL	November 26, 2014	10,300
Napoleon Medical Building MOB (3)	New Orleans, LA	December 18, 2014	10,500
West Tennessee Bone & Joint 1 MOB 1 ASC (2)	Jackson, TN	December 30, 2014	9,936
Total			$543,436

(1)         “MOB” means medical office building, “LTACH” means long-term acute care hospital and “ASC” means ambulatory surgical center.

(2)         The Trust accounted for these acquisitions as asset acquisitions and capitalized $1.7 million of total acquisition costs to the basis of the properties.

(3)         The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $10.9 million.

(4)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 147,659 OP Units valued at approximately $1.9 million in the aggregate on the date of issuance.

(5)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 96,099 OP Units valued at approximately $1.2 million in the aggregate on the date of issuance.

(6)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 576,040 OP Units valued at approximately $8.3 million in the aggregate on the date of issuance.

(7)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 272,191 OP Units valued at approximately $4.0 million in the aggregate on the date of issuance.

(8)         The Operating Partnership partially funded the purchase price of these acquisitions by issuing a total of 950,324 OP Units valued at approximately $13.2 million in the aggregate on the date of issuance.

For 2014, the Trust recorded revenues and net income of $26.0 million and $3.7 million, respectively, from its 2014 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Trust determined using Level 2 and Level 3 inputs (in thousands):

Land	$53,687
Building and improvements	451,691
In-place lease intangibles	35,720
Above market in-place lease intangibles	5,270
Below market in-place lease intangibles	(2,330)
Above market in-place ground lease	(701)
Investment in unconsolidated entity	1,300
Issuance of OP units	(28,589)
Mortgage debt assumed	(15,283)
Lease inducement	1,532
Derivative liability assumed	(197)
Contingent consideration	(840)
Leasehold interest	759
Receivable	640
Net assets acquired	$502,659

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

Unaudited Pro Forma Financial Information

The following table illustrates the pro forma combined revenue, net income, and earnings per share —basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Revenue	$81,507	$71,183
Net income	17,948	11,461
Net income available to common shareholders	14,925	11,053
Earnings per share - basic and diluted	$0.29	$0.22
Common shares issued and outstanding	50,640,863	50,640,863

Note 4—Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$64,777	$(12,213)	$52,564	$29,056	$(8,080)	$20,976
Above market leases	7,449	(578)	6,871	2,180	(48)	2,132
Leasehold interest	759	(5)	754
Total	$72,985	$(12,796)	$60,189	$31,236	$(8,128)	$23,108
Liability
Below market lease	$2,330	$(156)	$2,174	—	—	—
Above market ground lease	701	(4)	697	—	—	—
Total	$3,031	$(160)	$2,871	—	—	—

The following is a summary of the acquired lease intangible amortization for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Amortization expense related to in-place leases	$4,133	$1,252	$900
Decrease of rental income related to above-market leases	530	48	—
Decrease of rental income related to leasehold interest	5	—	—
Increase of rental income related to below-market leases	156	—	—
Decrease of operating expense related to above market ground leases	4	—	—

Future aggregate net amortization of the acquired lease intangibles as of December 31, 2014, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2015	$(667)	$7,446
2016	(689)	7,384
2017	(567)	7,165
2018	(560)	6,628
2019	(458)	4,625
Thereafter	(2,511)	18,618
Total	$(5,452)	$51,866

For the year ended December 31, 2014, the weighted average amortization period for asset lease intangibles and liability lease intangible is nine years and 17 years, respectively.

Note 5—Other Assets

Other assets consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Straight line rent receivable	$6,431	$2,018
Lease inducements, net	2,845	1,509
Escrows	1,906	1,552
Earnest deposits	2,343	—
Prepaid expenses and other	2,281	822
Total	$15,806	$5,901

Note 6—Debt

The following is a summary of debt as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Mortgage notes, bearing fixed interest from 4.71% to 6.58%, with a weighted average interest rate of 5.26%, and due in 2016, 2017, 2018, 2019, 2021 and 2022 collateralized by nine properties with a net book value of $118,247	$73,706	$38,288
Mortgage note, bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $6,249	4,399	4,533
Total mortgage debt	78,105	42,821
$400 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.50%, due September 2018	138,000	—
Total debt	$216,105	$42,821

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

On September 18, 2014, the Operating Partnership, as borrower, and the Trust and certain subsidiaries and other affiliates of the Trust, as guarantors, entered into a Credit Agreement with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto in connection with an unsecured revolving credit facility in the maximum principal amount of $400 million (“Credit Agreement”). The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. The Credit Agreement replaced the Trust’s senior secured revolving credit facility in the maximum principal amount of $200 million under the Prior Credit Agreement.

The Credit Agreement has a maturity date of September 18, 2018 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20% depending on the Trust’s consolidated leverage ratio. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.  As of December 31, 2014, the weighted average interest rate on borrowings outstanding was 1.68%.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2014, the Trust was in compliance with all financial covenants.

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

As of December 31, 2014, there were $138 million of borrowings outstanding under our unsecured revolving credit facility and $189 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

Certain properties have mortgage debt that contains financial covenants.  As of December 31, 2014, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2014, are as follows (in thousands):

2015	$1,864
2016	9,421
2017	28,750
2018	139,100
2019	19,906
Thereafter	17,064
Total Payments	$216,105

For the years ended December 31, 2014 and 2013, the Trust incurred interest expense on its debt of $5.8 million and $3.9 million, respectively.

Note 7—Stock-based Compensation

The Trust follows ASC 718, Compensation — Stock Compensation (“ASC 718”), in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred.  Share-based payments classified as liability awards are marked to fair value at each reporting period.

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

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan (“2013 Plan”), which made available 600,000 common shares to be administered by the Compensation and Nominating Governance Committee of the Board of Trustees.  On August 7, 2014, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved an amendment to the 2013 Plan to increase the number of common shares authorized for issuance under the 2013 Plan by 1,850,000 common shares, for a total of 2,450,000 common shares authorized for issuance.

The committee has broad discretion in administering the terms of the 2013 Plan.  Restricted shares granted under the 2013 Plan are eligible for dividends as well as the right to vote.  The Trust granted to management and the Board of Trustees 250,000 restricted common shares upon completion of the IPO under the Trust’s 2013 Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. During 2014, a total of 152,987 restricted common shares with a total value of $2.1 million were granted to Trust employees and the Board of Trustees.

A summary of the status of the Trust’s nonvested restricted common shares as of December 31, 2014 and changes during the year then ended follow:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	250,000	$11.50
Granted	152,987	13.79
Vested	(61,179)	11.50
Share repurchase	(22,154)	14.49
Non-vested at December 31, 2014	319,654	$12.60

For all service awards, the Trust records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period.  For the years ended December 31, 2014, and 2013, the Trust recognized non-cash share compensation of $2.2 million, $0.4 million, respectively.  Unrecognized compensation expense at December 31, 2014 and 2013 was $2.4 million and $2.5 million, respectively.  The Trust’s compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2014, under the Trust’s 2013 Plan, the Trust granted 55,680 restricted share units at target level to management, which are subject to certain performance and market conditions and a three-year service period.  In addition, each restricted share unit contains one dividend equivalent.  The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

The market conditions were valued with the assistance of independent valuation specialists.  The Trust, utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $19.25 per unit using the following assumptions:

Volatility	18.8% - 34.2%
Dividend assumption	reinvested
Expected term in years	2.83
Risk-free rate	0.65%
Stock price (per share)	13.47

With respect to the performance conditions, the grant date fair value of $13.47 per unit was calculated on the grant date.  The restricted stock units’ combined weighted average grant date fair value is $16.94 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2014:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	55,680	16.94
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2014	55,680	$16.94

The Trust recognized $0.3 million of non-cash share unit compensation expense for the year ended December 31, 2014.  Unrecognized compensation expense at December 31, 2014 was $0.7 million.

Note 8—Fair Value Measurements

ASC Topic 820, Fair Value Measurement (“ASC 820”), requires certain assets and liabilities be reported and/or disclosed at fair value in the financial statements and provides a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the valuation techniques and inputs used to measure fair value.

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

The derivative instrument consists solely of one interest rate swap that is not traded on an exchange and is recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs.

The Trust measures its interest rate swap at fair value on a recurring basis. The fair values are based on Level 2 inputs described above.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  The following table sets forth by level the fair value hierarchy of the Trust’s assets that were accounted for on a non-recurring basis as of December 31, 2014.

		Non-recurring Fair Value Measurements At Report Date using:
	Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for Year Ended December 31, 2014
Investment properties	$4,551	$1,529	$—	$1,272	$(1,750)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level 3 for the fair value hierarchy as of December 31, 2014 (in thousands).

Asset Category	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Rate
Investment properties	$1,272	Market comparable/	Discount rate	11.00%
		Discounted cash flow	Capitalization rate	8.00%

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short term maturities of these instruments. Fair values for real estate loans receivable and mortgage debt are estimated based on rates currently prevailing for similar instruments of similar maturities and are based on Level 2 inputs.

The following table presents the fair value of the Trust’s financial instruments (in thousands).

	December 31,		December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loans receivable	$15,876	$15,876	$—	$—
Credit facility	$(138,000)	$(138,000)	—	—
Mortgage debt	$(78,105)	$(78,642)	$(42,821)	$(44,130)
Derivative liabilities	$(233)	$(233)	$(397)	$(397)

Note 9—Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2015 through 2028. As of December 31, 2014, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2015	$65,905
2016	65,323
2017	65,179
2018	62,637
2019	59,464
Thereafter	418,400
Total	$736,908

Note 10—Rent Expense

The Trust leases the rights to a parking structure at one of its properties and the land upon which seven of its properties are located from third party land owners pursuant to separate ground and parking leases.  The parking and ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 67 years remaining, excluding extension options. As of December 31, 2014, the future minimum lease obligations under non-cancelable parking and ground leases were as follows (in thousands):

2015	$1,426
2016	1,442
2017	1,480
2018	1,521
2019	1,564
Thereafter	23,317
Total	$30,750

Rent expense for the parking and ground leases of $0.9 million, $0.02 million and $0.02 million for the years ended December 31, 2014, 2013 and 2012, respectively, are reported in operating expenses in the consolidated and combined statements of operations.

Note 11—Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share. (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013
Numerator for earnings per share — basic and diluted:
Net loss	$(4,418)	$(2,636)
Less: Net loss attributable to Predecessor	—	576
Less: Net loss attributable to noncontrolling interests —Operating Partnership	695	470
Less: Net income attributable to noncontrolling interests — partially owned properties	(314)	(71)
Numerator for earnings per share — basic and diluted	$(4,037)	$(1,661)
Denominator for earnings per share - basic and diluted shares:	33,063,093	12,883,917
Basic and diluted earnings per share	$(0.12)	$(0.13)

There were 375,334 and 250,000 restricted common shares and units outstanding related to the 2013 Plan during the years ended December 31, 2014 and 2013, respectively. However, these restricted common shares and units are not dilutive due to the net loss.

Note 12—Related Party Transactions

The Trust entered into a shared services agreement with Ziegler pursuant to which Ziegler provides office space, IT support, accounting support and other services to the Trust in exchange for an annual fee. The shared service fee amounted to $0.4 million and $0.3 million for years ended December 31, 2014 and 2013, respectively, and is recorded in general and administrative expense in the consolidated and combined statements of operations.

Ziegler charged the Predecessor an annual management fee equal to 2 percent of the total capital commitments. Total management fees charged to the Predecessor was $0.5 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively. Total other fees charged to the Predecessor were $0.03 million for the year ended December 31, 2012. The other fees include fees for accounting expenses and other expenses owed to Ziegler. The Trust did not incur a management fee for the year ended December 31, 2014.

The Operating Partnership and the Trust entered into the First Amendment to Shared Services Agreement, dated July 31, 2014 (the “First Amendment”), with Ziegler, which amended certain terms of the shared services agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by the Trust for the remainder of the term.  In consideration of these changes, the Trust was obligated to make a one-time payment to Ziegler in the amount of $1.8 million (the “Amendment Payment”), which could be paid in cash or in unrestricted common shares of the Trust as determined by the Trust in its sole discretion.  On August 19, 2014, the Trust made the Amendment Payment by issuing 124,913 common shares to Ziegler.  The $1.8 million one-time payment is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2014.

Note 13—Subsequent Events

The Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Edina MOB	Edina, MN	January 22, 2015	$14,190
Savage MOB	Savage, MN	January 22, 2015	12,800
Crystal MOB	Crystal, MN	January 22, 2015	14,782
Dell Rd MOB	Chanhassen, MN	January 22, 2015	6,410
Columbus MOB	Columbus, GA	January 23, 2015	6,540
Methodist Sports MOB (2)	Greenwood, IN	January 28, 2015	10,000
Vadnais Heights MOB	Vadnais Heights, MN	January 29, 2015	18,422
Minnetonka MOB (3)	Minnetonka, MN	February 5, 2015	26,000
Jamestown MOB	Jamestown, ND	February 5, 2015	12,819
Indianapolis South 4 MOBs	Greenwood, IN	February 13, 2015	17,183
Minnesota Eye MOB	Minnetonka, MN	February 17, 2015	10,882
Bridgeport Medical Center	Lakewood, WA	February 27, 2015	13,750
Baylor Cancer Center	Dallas, TX	February 27, 2015	8,200
			$171,978

(1)         “MOB” means medical office building.

(2)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 420,963 OP Units valued at approximately $7.3 million in the aggregate on the date of issuance.

(3)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 44,685 Series A Preferred Units valued at approximately $9.7 million in the aggregate on the date of issuance.

On February 5, 2015, the Trust entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the operating partnership (“Series A Preferred Units”). The Series A Preferred Units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. In addition, the Series A Preferred Units will be redeemable at the option of the holders on or after the one year anniversary of their issuance, which redemption obligation may be satisfied, at the Trust’s option, in cash or shares of its common stock.

On January 21, 2015, the Trust repaid the outstanding balance of $138.0 million on the unsecured revolving credit facility.

On January 21, 2015, the Trust completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $297.2 million. The Trust contributed the net proceeds of this offering to its Operating Partnership in exchange for 18,975,000 OP Units, and its Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

During 2015, the Trust sold 247,397 common shares pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.2 million, before $55,696 in commissions. As of the date of this prospectus supplement, the Trust has $90.2 million remaining available under the ATM Program.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for a further discussion of these acquisitions.

Note 14—Quarterly Data

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common share and per share amounts.

	Quarter Ended
2014	March 31	June 30	September 30	December 31
Total revenues	$8,032	$11,447	$14,161	$19,694
Operating (loss) income	(3,575)	(626)	(2,311)	1,967
Net (loss) income	(3,558)	(600)	(2,251)	1,991
Net (loss) income attributable to common shareholders	(3,093)	(561)	(2,094)	1,711
Earnings per share — basic:
Net (loss) income available to common shareholder	$(0.15)	$(0.02)	$(0.06)	$0.04
Weighted average common shares outstanding	21,298,597	26,163,982	36,313,644	48,145,409
Earnings per share — diluted:
Net (loss) income available to common shareholder	$(0.15)	$(0.02)	$(0.06)	$0.04
Weighted average common shares outstanding	21,298,597	26,163,982	36,313,644	48,354,493

As a result of the acquisition activity and equity offerings throughout 2014, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2013	March 31 (1)	June 30 (1)	September 30	December 31
Total revenues	$3,390	$3,437	$3,729	$6,488
Operating loss	(301)	(283)	(1,414)	(638)
Net loss	(301)	(283)	(1,416)	(638)
Net loss available to common shareholder	—	—	(1,160)	(501)
Earnings per share — basic and diluted:
Net income available to common shareholder	$—	$—	$(0.10)	$(0.04)
Weighted average common shares outstanding	—	—	11,486,011	13,932,347

(1)         Because the IPO and the formation transactions were completed on July 24, 2013, the Trust had no operations prior to that date.  References in these notes to the consolidated and combined financial statements of Physicians Realty Trust signify the Trust for the period from July 24, 2013, the date of completion of the IPO and the formation transactions, and of the Predecessor for all prior periods.

PHYSICIANS REALTY TRUST

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Arrowhead Commons	Phoenix, AZ	—	$740	$2,551	$1	$740	$2,552	$3,292	(366)	2004	5/31/2008	46
Aurora Medical Office Building	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(149)	2010	4/15/2010	50
Austell Medical Office Building	Atlanta, GA	—	289	1,992	313	289	2305	2,594	(397)	1971	6/30/2008	36
Canton Medical Office Building	Atlanta, GA	6,207	710	7,225	97	710	7,322	8,032	(1,851)	1994	5/25/2007	30
Decatur Medical Office Building	Atlanta, GA	—	740	2,604	45	740	2,649	3,389	(679)	1974	10/12/2007	28
El Paso Medical Office Building	El Paso, TX	—	860	2,866	357	860	3,223	4,083	(1,293)	1987	8/24/2006	21
Farmington Professional Pavillion	Detroit, MI	—	580	1,793	87	580	1,880	2,460	(1,081)	1972	1/5/2006	15
Firehouse Square	Milwaukee, WI	2,765	1,120	2,768	—	1,120	2,768	3,888	(684)	2002	8/15/2007	30
Hackley Medical Center	Grand Rapids, MI	5,397	1,840	6,402	24	1,840	6,426	8,266	(1,674)	1968	12/22/2006	30
Ingham Regional Medical Center	Lansing, MI	—	310	2,893	(1,134)	310	1,759	2,069	(800)	1994	7/26/2006	39
Meadow View Professional Center	Kingsport, TN	10,410	2,270	11,344	—	2,270	11,344	13,614	(2,923)	2005	5/10/2007	30
Mid Coast Hospital Office Building	Portland, ME	7,869	—	11,247	8	—	11,255	11,255	(2,477)	2008	5/1/2008	30
New Albany Professional Building	Columbus, OH	—	237	2,767	20	237	2,787	3,024	(472)	2000	1/4/2008	42
Northpark Trail	Atlanta, GA	—	839	1,245	235	839	1,480	2,319	(539)	2001	12/28/2005	35
Remington Medical Commons	Chicago, IL	4,399	895	6,499	319	895	6,818	7,713	(1,464)	2008	6/1/2008	30
Stonecreek Family Health Center	Columbus, OH	—	459	1,898	(153)	459	1,745	2,204	(687)	1996	9/15/2006	23
Summit Healthplex	Atlanta, GA	—	2,633	15,576	4,412	2,633	19,988	22,621	(3,735)	2002	7/3/2008	44
Valley West Hospital Medical Office Building	Chicago, IL	4,878	—	6,275	611	—	6,886	6,886	(1,588)	2007	11/1/2007	30
East El Paso MOB	El Paso, TX	—	710	4,500	—	710	4,500	5,210	(171)	2004	8/30/2013	35
East El Paso Surgery Center	El Paso, TX	—	3,070	23,627	—	3,070	23,627	26,697	(875)	2004	8/30/2013	36
LifeCare Plano LTACH	Plano, TX	—	3,370	11,689	455	3,370	12,144	15,514	(613)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	18,750	—	34,208	—	—	34,208	34,208	(891)	2010	9/30/2013	48
Foundation Surgical Affiliates MOB	Oklahoma City, OK	7,647	1,300	12,724	—	1,300	12,724	14,024	(370)	2004	9/30/2013	43
Pensacola Medical Office Building	Pensacola, FL	—	990	5,005	6	990	5,011	6,001	(128)	2012	10/4/2013	49
Central Ohio Neurosurgical Surgeons MOB (CONS)	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(188)	2007	11/27/2013	44
Great Falls Ambulatory Surgery Center	Great Falls, MT	—	203	3,224	—	203	3,224	3,427	(102)	1999	12/11/2013	33
Eagles Landing Family Practice Medical Office Building	Conyers, GA	—	1,000	3,345	—	1,000	3,345	4,345	(78)	2008	2/19/2014	37
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	800	4,893	—	800	4,893	5,693	(116)	2007	2/19/2014	36
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	400	5,086	—	400	5,086	5,486	(116)	2006	2/19/2014	37
Eagles Landing Family Practice Medical Office Building	Jackson, GA	—	800	4,600	—	800	4,600	5,400	(103)	2010	2/19/2014	38
Foundation Surgical Hospital of San Antonio	San Antonio, TX	9,783	2,230	23,346	—	2,230	23,346	25,576	(634)	2007	2/19/2014	35
Foundation Healthplex of San Antonio	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(104)	2007	2/16/2014	35
21st Century Radiation Oncology — Sarasota	Sarasota, FL	—	633	6,557	—	633	6,557	7,190	(211)	1975	2/26/2014	27

21st Century Radiation Oncology — Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(79)	1987	2/26/2014	35
21st Century Radiation Oncology — Englewood	Englewood, FL	—	350	1,878	—	350	1,878	2,228	(45)	1992	2/26/2014	38
21st Century Radiation Oncology — Port Charlotte	Port Charlotte, FL	—	269	2,326	—	269	2,326	2,595	(57)	1996	2/26/2014	36
Peachtree Dunwoody Medical Office Building Center	Atlanta, GA	—	6,046	27,435	7	6,046	27,442	33,488	(936)	1987	2/28/2014	25
Lifecare LTACH — Pittsburgh	Pittsburgh, PA	—	1,142	11,737	—	1,142	11,737	12,879	(315)	1987	3/28/2014	30
Lifecare LTACH — Ft Worth	Ft. Worth, TX	—	2,730	24,639	—	2,730	24,639	27,369	(632)	1987	3/28/2014	30
Pinnacle Health Medical Office Building	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(46)	2002	4/22/2014	35
Pinnacle Health Medical Office Building	Harrisburg, PA	—	795	4,601	—	795	4,601	5,396	(133)	1990	4/22/2014	25
South Bend Orthopaedics Medical Office Building	South Bend, IN	—	2,418	11,355	—	2,418	11,355	13,773	(217)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	—	185	5,820	6,005	(151)	1975	4/30/2014	30
Mississippi Ortho Medical Office Building	Jackson, MS	—	1,272	14,177	—	1,272	14,177	15,449	(248)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	—	—	3,917	3,917	(97)	1993	5/28/2014	25
Presbyterian Medical Plaza	Monroe, NC	—	1,195	5,681	—	1,195	5,681	6,876	(67)	2008	6/30/2014	45
Renaissance Ambulatory Surgery Center	Oshkosh, WI	—	228	7,658	—	228	7,658	7,886	(99)	2007	6/30/2014	40
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(82)	1996	6/30/2014	30
500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(53)	2000	7/1/2014	35
550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(227)	2000	7/1/2014	35
574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(23)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(39)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(80)	2010	7/28/2014	35
The Oaks at Lady Lake	Lady Lake, FL	—	1,065	8,642	—	1,065	8,642	9,707	(87)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(52)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(113)	1995	9/5/2014	35
Wayne State	Troy, MI	—	3,560	43,052	—	3,560	43,052	46,612	(392)	1986	9/10/2014	38
Zangmesiter	Columbus, OH	—	1,610	31,120	—	1,610	31,120	32,730	(203)	2007	9/30/2014	40
El Paso — Lee Trevino	El Paso, TX	—	2,294	11,316	183	2,294	11,499	13,793	(101)	1983	9/30/2014	30
El Paso — Kenworthy	El Paso, TX	—	728	2,178	—	728	2,178	2,906	(17)	1983	9/30/2014	35
El Paso — Murchison	El Paso, TX	—	2,283	24,543	—	2,283	24,543	26,826	(211)	1970	9/30/2014	30
Berger Medical Center	Columbus, OH	—	—	5,950	—	—	5,950	5,950	(43)	2007	9/30/2014	38
Ortho One — Columbus	Columbus, OH	—	—	16,234	—	—	16,234	16,234	(100)	2009	9/30/2014	45
Ortho One — Westerville	Westerville, OH	—	362	3,944	—	362	3,944	4,306	(25)	2007	9/30/2014	43
Pinnacle — 32 Northeast	Hershey, PA	—	408	3,232	—	408	3,232	3,640	(18)	1994	10/29/2014	33
Pinnacle — 240 Grandview	Camp Hill, PA	—	321	4,242	—	321	4,242	4,563	(22)	1980	10/29/2014	35
Pinnacle — 4518 Union Deposit	Harrisburg, PA	—	617	7,305	—	617	7,305	7,922	(42)	2004	10/29/2014	31
Pinnacle — 4520 Union Deposit	Harrisburg, PA	—	169	2,055	—	169	2,055	2,224	(13)	1997	10/29/2014	28
Pinnacle — Market Place Way	Harrisburg, PA	—	808	2,383	—	808	2,383	3,191	(11)	2004	10/29/2014	35
Columbus — 2000 10th Avenue	Columbus, GA	—	380	2,737	—	380	2,737	3,117	(12)	1989	11/20/2014	22
Columbus — 1942 North Avenue	Columbus, GA	—	91	273	—	91	273	364	(2)	1971	11/20/2014	12
Columbus — 920 18th Street	Columbus, GA	—	110	281	—	110	281	391	(3)	1982	11/20/2014	8
Columbus — 1900 10th Ave	Columbus, GA	—	474	5,580	—	474	5,580	6,054	(19)	1976	11/20/2014	26
Columbus — 1800 10th Ave	Columbus, GA	—	539	5,238	—	539	5,238	5,777	(17)	1976	11/20/2014	28
Columbus — 705 17th Street	Columbus, GA	—	372	2,346	—	372	2,346	2,718	(14)	1994	11/20/2014	15
Columbus — 615 19th Street	Columbus, GA	—	75	113	—	75	113	188	(3)	1976	11/20/2014	3
Columbus — 1968 North Avenue	Columbus, GA	—	89	32	—	89	32	121	(1)	1966	11/20/2014	4
Columbus — 633 19th Street	Columbus, GA	—	99	255	—	99	255	354	(3)	1972	11/20/2014	9
Columbus — 500 18th Street	Columbus, GA	—	430	170	—	430	170	600	(3)	1982	11/20/2014	8
Columbus — 2200 Hamilton Rd	Columbus, GA	—	267	1,579	—	267	1,579	1,846	(7)	1992	11/20/2014	22
Columbus — 1810 Stadium Drive	Phenix City, AL	—	202	149	—	202	149	351	(2)	1999	11/20/2014	30
Middletown Medical — 111 Maltese	Wallkill, NY	—	670	9,921	—	670	9,921	10,591	(24)	1988	11/26/2014	35
Middletown Medical — 2 Edgewater	Wallkill, NY	—	200	2,966	—	200	2,966	3,166	(7)	1992	11/26/2014	35
Carle Danville MOB	Danville, IL	—	607	7,136	—	607	7,136	7,743	(20)	2007	11/26/2014	33

Napoleon MOB	New Orleans, LA	—	1,202	7,412	5	1,202	7,417	8,619	—	1974	12/18/2014	25
West TN Bone & Joint — Physicians Drive	Jackson, TN	—	650	2,960	—	650	2,960	3,610	—	1996	12/30/2014	35
West TN Bone & Joint	Jackson, TN	—	1,254	5,215	—	1,254	5,215	6,469	—	1991	12/30/2014	31
		$78,105	$79,334	$643,802	$5,898	$79,334	$649,700	$729,034	$(32,772)

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of the beginning of the year	$224,730	$111,149	$124,333
Acquisitions	505,379	113,225	—
Additions	900	806	786
Impairment	(1,750)	—	(937)
Dispositions	(225)	(450)	(13,033)
Balance as of the end of the year	$729,034	$224,730	$111,149

The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of the beginning of the year	$20,299	$16,495	$14,484
Acquisitions	6,575	694	—
Additions	5,898	3,110	3,024
Dispositions	—	—	(1,013)
Balance as of the end of the year	$32,772	$20,299	$16,495

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Board of Trustees and Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Trustee Nomination Procedure”, “Audit Committee” and “Report of the Audit Committee of the Board of Trustees” to be included in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in “Part I., Item 1. Business — Available Information” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference are “Summary Compensation Table,” “Employment Agreements with NEOs,” “Outstanding Equity Awards at Fiscal Year-End,” “401(k) Plan,” “Trustee Compensation” and “Compensation Committee Interlocks and Insider Participation” to be included in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” to be included in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Equity Compensation Plan Information

The table below presents information as of December 31, 2014 for the 2013 Equity Incentive Plan. We do not have any equity compensation plans that have not been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	55,680	(1)	—	1,991,333

Equity compensation plans not approved by security holders	—		—	—

(1)  Performance-based restricted stock units at target level granted to our officers under the 2013 Equity Incentive Plan, which will vest, if at all, based on achievement of performance criteria over a performance period, subject to the terms of the grant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Certain Relationships and Related Transactions” and “Trustee Independence” to be included in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference are “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” to be included in our 2015 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as part of this report:

(1)                                 Financial Statements:

Physicians Realty Trust and Predecessor
Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets at December 31, 2014 and 2013	73
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	74
Consolidated and Combined Statements of Equity for the Year Ended December 31, 2014, 2013 and 2012	75
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	76
Notes to Consolidated and Combined Financial Statements	77

(2)         Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation	96

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

PHYSICIANS REALTY TRUST

Dated: March 12, 2015	/s/ JOHN T. THOMAS
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Thomas and Jeffrey N. Theiler and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and
John T. Thomas	President and Trustee
	(Principal Executive Officer)	March 12, 2015

/s/JEFFREY N. THEILER	Executive Vice President and
Jeffrey N. Theiler	Chief Financial Officer	March 12, 2015
(Principal Financial Officer)

/s/JOHN W. LUCEY	Senior Vice President-Principal Accounting and
John W. Lucey	Reporting Officer (Principal Accounting Officer)	March 12, 2015

/s/STANTON D. ANDERSON	Trustee	March 12, 2015
Stanton D. Anderson

/s/MARK A. BAUMGARTNER	Trustee	March 12, 2015
Mark A. Baumgartner

/s/ALBERT C. BLACK, JR.	Trustee	March 12, 2015
Albert C. Black, Jr.

/s/WILLIAM A. EBINGER, M.D.	Trustee	March 12, 2015
William A. Ebinger, M.D.

/s/TOMMY G. THOMPSON	Chairman	March 12, 2015
Tommy G. Thompson

/s/ RICHARD A. WEISS
Richard A. Weiss	Trustee	March 12, 2015

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(1)	Bylaws of Physicians Realty Trust
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
10.1	(14)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(2)	Form of Restricted Shares Award Agreement (Time Vesting)
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund I, dated as of June 19, 2013
10.5	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund II, dated as of June 19, 2013
10.6	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund III, dated as of June 19, 2013
10.7	(2)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund IV, LP, dated as of June 19, 2013
10.8	(3)	Form of Shared Services Agreement by and among Physicians Realty Trust, Physicians Realty L.P. and B.C. Ziegler and Company
10.9	(3)

Membership Interest Purchase Agreement for the Arrowhead Commons property by and among Physicians Realty L.P., Birdie Zone, L.L.C., Ziegler Healthcare Real Estate Fund I and Ziegler-Arizona 23, LLC dated as of June 24, 2013

10.10	(4)	Agreement of Sale and Purchase, by and between Physicians Realty L.P., a Delaware Limited Partnership, and 6800 Preston Limited, a Texas Limited Partnership, dated August 21, 2013
10.11	(5)

Assignment and Assumption Agreement of Sale and Purchase by and between Foundation Surgical Hospital Affiliates, L.L.C., a Nevada limited liability company, and DOC-FSH El Paso Medical Center, LLC, a Wisconsin limited liability company, as of August 30, 2013

10.12	(5)

Agreement of Sale and Purchase by and between HCRI Texas Properties, Ltd., a Texas limited partnership, Health Care REIT, Inc., a Delaware Corporation and Foundation Surgical Hospital Affiliates, L.L.C., a Nevada limited liability company, as of August 30, 2013

10.13	(5)

Membership Interest Contribution Agreement by and among DOC-CCSC Crescent City Surgical Centre, LLC, Crescent City Surgical Centre Facility, LLC, Physicians Realty L.P. and the Members of Crescent City Surgical Centre Facility, LLC, dated as of September 30, 2013

10.14	(6)	Assignment and Assumption of Agreement of Sale and Purchase by and between Graymark Healthcare, Inc. and DOC-Greymark HQ OKC MOB, LLC, dated September 30, 2013
10.15	(6)	Agreement of Sale and Purchase, dated as of November 7, 2013, by and among Steele Properties I, LLC, a Nevada limited liability company, Collyn Williams and Physicians Realty L.P.
10.16	(7)	Agreement of Sale and Purchase, dated as of January 29, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership
10.17	(7)

Amendment to Agreement of Sale and Purchase, dated as of February 28, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership

10.18	(7)

Second Amendment to Agreement of Sale and Purchase, dated as of April 30, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership

10.19	(7)	Agreement of Sale and Purchase, dated as of February 10, 2014, by and between those Sellers set forth on Exhibit A thereto and Physicians Realty L.P., a Delaware limited partnership
10.20	(7)

Agreement of Sale and Purchase, dated as of February 19, 2014, by and between Foundation Bariatric Real Estate of San Antonio, LLLP, a Texas limited liability limited partnership, and DOC-FSH San Antonio Hospital, LLC, a Wisconsin limited liability company

10.21	(7)

Agreement of Sale and Purchase, dated as of February 28, 2014, by and between North American Property Corporation, a British Columbia corporation, and DOC-PDMC Atlanta, LLC, a Wisconsin limited liability company

10.22	(7)

Agreement of Sale and Purchase, dated as of March 28, 2014, by and between New LifeCare Hospitals of Pittsburgh, LLC, a Delaware limited liability company, and New LifeCare Hospitals of North Texas, LLC a Delaware limited liability company, and DOC-LifeCare Ft. Worth Ltach, LLC, a Wisconsin limited liability company, and DOC-LifeCare Pittsburgh Ltach, LLC, a Wisconsin limited liability company

10.23	(8)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and John T. Thomas**
10.24	(8)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and John W. Lucey**
10.25	(8)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and Mark D. Theine**
10.26	(8)	Physicians Realty Trust Incentive Bonus Plan**
10.27	(8)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.28	(8)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.29	(8)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.30	(9)	Employment Agreement dated as of May 13, 2014, between the Company and Jeffrey Theiler**
10.31	(10)	First Amendment to Shared Services Agreement dated July 31, 2014, among B.C. Ziegler and Company, Physicians Realty Trust, and Physicians Realty L.P.
10.32	(11)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective August 7, 2014**

10.33	(12)

Credit Agreement, dated September 18, 2014, among Physicians Realty L.P., Physicians Realty Trust and certain subsidiaries and other affiliates party thereto, KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, BMO Capital Markets, and the lenders party thereto

10.34	(13)

Agreement of Sale and Purchase, dated as of September 8, 2014, by and between Cassady Gateway Partners, LLC, an Ohio limited liability company, and DOC-3100 Plaza Properties Boulevard MOB, LLC, a Wisconsin limited liability company

10.35	(13)

Contribution Agreement, dated as of September 8, 2014, by and between Curie Building, LLC, a Texas limited liability company, as successor by conversion to Cure Building, Ltd., a Texas limited partnership, and DOC-1755 Curie Drive MOB, LLC, a Wisconsin limited liability company

10.36	(13)

Agreement of Sale and Purchase, dated as of September 8, 2014, by and between University Physician Group, d/b/a Wayne State University Physician Group, a Michigan nonprofit corporation, and DOC-WSUPG Troy MOB, LLC, a Wisconsin limited liability company

10.37

Agreement of Sale and Purchase, dated as of November 18, 2014, by and between Kennewick Trios 2014 LLC, a Wisconsin limited liability company and Physicians Realty L.P., a Delaware limited partnership*

10.38

Contribution Agreement, dated as of February 5, 2015, by and among United Properties Investment, LLC, a Minnesota limited liability company, Minnetonka Medical Building, LLC, a Minnesota limited liability company and DOC-15450 State Highway 7 MOB, LLC, a Wisconsin limited liability company*

10.39		Employment Agreement dated January 8, 2015, between the Company and Bradley D. Page* **
10.40	(15)	Amended and Restated Employment Agreement dated as of February 19, 2015, between the Company and John Sweet**
10.41		Form of Restricted Share Award Agreement - Executive (Time Vesting)* **
10.42		Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)* **
10.43		Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)* **
16.1	(16)	Letter from Plante & Moran, PLLC to the Securities and Exchange Commission, dated April 4, 2014
21.1		List of Subsidiaries of the Registrant*
23.1		Consent of Plante & Moran, PLLC*
23.2		Consent of Ernst & Young LLP*
24.1		Power of Attorney (included on signature page)*
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)*
101.INS		XBRL Instance Document(+)
101.SCH		XBRL Extension Schema Document(+)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(+)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(+)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(+)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(+)

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

(4) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 30, 2013 (File No. 001-36007).

(5) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013 (File No. 001-36007).

(6) Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2014 (File No. 001-36007).

(7) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (File No. 001-36007).

(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014.

(9) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2014.

(10) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2014.

(11) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2014.

(12) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2014.

(13) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014 (File No. 001-36007).

(14) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.

(15) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2015.

(16) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2014.

(+) Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.