Form 10-Q
period 2015-03-31
Physicians Realty Trust
filed 2015-05-08
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of the Registrant’s common shares outstanding as of May 1, 2015 was 70,314,808.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2015

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

•                  our ability to make distributions on our common shares;

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A. (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

PART I.                          Financial Information

Item 1.                                 Financial Statements

Physicians Realty Trust

Consolidated Balance Sheets

 (In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$99,950	$79,334
Building and improvements	817,673	644,086
Tenant improvements	6,417	5,614
Acquired lease intangibles	109,173	72,985
	1,033,213	802,019
Accumulated depreciation	(53,451)	(45,569)
Net real estate property	979,762	756,450
Real estate loans receivable	16,094	15,876
Investment in unconsolidated entity	1,324	1,324
Net real estate investments	997,180	773,650
Cash and cash equivalents	35,774	15,923
Tenant receivables, net	2,127	1,324
Deferred costs, net	4,601	4,870
Other assets	26,525	15,806
Total assets	$1,066,207	$811,573
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$73,000	$138,000
Mortgage debt	83,952	78,105
Accounts payable	448	700
Dividends payable	16,722	16,548
Accrued expenses and other liabilities	13,029	6,140
Acquired lease intangibles, net	3,056	2,871
Total liabilities	190,207	242,364

Redeemable noncontrolling interest — Operating Partnership and partially owned properties	13,721	—

Equity:
Common shares, $0.01 par value, 500,000,000 shares authorized, 69,943,001 and 50,640,863 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	703	510
Additional paid-in capital	886,092	586,017
Accumulated deficit	(68,161)	(51,797)
Total shareholders’ equity	818,634	534,730
Noncontrolling interests:
Operating Partnership	42,430	33,727
Partially owned properties	1,215	752
Total noncontrolling interests	43,645	34,479
Total equity	862,279	569,209
Total liabilities and equity	$1,066,207	$811,573

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust

Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental revenues	$20,341	$6,808
Expense recoveries	3,536	1,070
Interest income on real estate loans and other	607	154
Total revenues	24,484	8,032
Expenses:
Interest expense	1,710	1,281
General and administrative	3,352	2,014
Operating expenses	5,709	1,609
Depreciation and amortization	8,240	2,416
Acquisition expenses	5,932	4,287
Total expenses	24,943	11,607
Loss before equity in income of unconsolidated entity, loss on sale of investment property, and noncontrolling interests:	(459)	(3,575)
Equity in income of unconsolidated entity	26	17
Loss on sale of investment property	(15)	—
Net loss	(448)	(3,558)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	24	531
Partially owned properties	(32)	(66)
Net loss attributable to controlling interest	(456)	(3,093)
Preferred distributions	(66)	—
Net loss attributable to common shareholders	$(522)	$(3,093)
Net loss per share:
Basic and diluted	$(0.01)	$(0.15)
Weighted average common shares:
Basic and diluted	65,649,478	21,298,897

Dividends and distributions declared per common share and unit	$0.225	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust

Consolidated Statements of Equity

(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Balance at January 1, 2015	$510	$586,017	$(51,797)	$534,730	$33,727	$752	$34,479	$569,209
Net proceeds from sale of common shares	192	301,580	—	301,772	—	—	—	301,772
Restricted share award grants, net	1	866	(21)	846	—	—	—	846
Purchase of OP Units	—	—	—	—	(205)	—	(205)	(205)
Conversion of OP Units	—	18	—	18	(18)	—	(18)	—
Dividends/distributions declared	—	—	(15,821)	(15,821)	(809)	—	(809)	(16,630)
Preferred distribution	—	—	(66)	(66)	—	—	—	(66)
Issuance of OP Units in connection with acquisition	—	—	—	—	7,314	—	7,314	7,314
Contribution	—	—	—	—	—	500	500	500
Distributions	—	—	—	—	—	(69)	(69)	(69)
Change in market value redeemable noncontrolling interests — Operating Partnerhip and partially owned properties	—	56	—	56	—	—	—	56
Net (loss) income	—	—	(456)	(456)	(24)	32	8	(448)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,445)	—	(2,445)	2,445	—	2,445	—
Balance at March 31, 2015	$703	$886,092	$(68,161)	$818,634	$42,430	$1,215	$43,645	$862,279

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust

Consolidated Statements of Cash Flows

 (In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(448)	$(3,558)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,240	2,416
Amortization of deferred financing costs	293	148
Amortization of lease inducements and above/below market lease intangibles	302	81
Straight-line rental revenue/expense	(2,012)	(652)
Amortization of above market assumed debt	(10)	—
Loss on sale of investment property	15	—
Equity in income of unconsolidated entity	(26)	(17)
Distribution from unconsolidated entity	26	—
Change in fair value of derivatives	(13)	(41)
Provision for bad debts	—	6
Non-cash share compensation	867	356
Change in operating assets and liabilities:
Tenant receivables	(1,022)	(591)
Other assets	(580)	6
Accounts payable	(252)	(114)
Accrued expenses and other liabilities	4,345	1,580
Net cash provided by (used in) operating activities	9,725	(380)
Cash Flows from Investing Activities:
Proceeds on sales of investment property	1,550	—
Acquisition of investment properties, net	(205,278)	(138,779)
Capital expenditures on existing investment properties	(1,028)	—
Real estate loans receivable	—	(6,836)
Note receivable	(4,123)	—
Leasing commissions	(35)	(5)
Lease inducements	(462)	—
Net cash used in investing activities	(209,376)	(145,620)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	301,772	(57)
Proceeds from credit facility borrowings	73,000	80,000
Payment on credit facility borrowings	(138,000)	—
Proceeds from issuance of mortgage debt	—	26,550
Principal payments on mortgage debt	(466)	(384)
Debt issuance costs	(24)	(761)
Dividends paid — shareholders	(15,792)	(4,848)
Distributions to noncontrolling interest— Operating Partnership	(714)	(832)
Distributions to noncontrolling interest — partially owned properties	(69)	(54)
Purchase of OP Units	(205)	—
Net cash provided by financing activities	219,502	99,614
Net increase (decrease) in cash and cash equivalents	19,851	(46,386)
Cash and cash equivalents, beginning of year	15,923	56,478
Cash and cash equivalents, end of year	$35,774	$10,092
Supplemental disclosure of cash flow information — interest paid during the period	$1,402	$1,025
Supplemental disclosure of noncash activity — assumed debt	$6,323	$10,800
Supplemental disclosure of noncash activity — issuance of OP Units and Series A Preferred Units in connection with acquisitions	$17,017	$—
Supplemental disclosure of noncash activity — contingent consideration	$1,482	$—

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of December 31, 2014, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission” on the “SEC”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Follow-On Public Offerings

On January 21, 2015, the Trust completed a public offering of 18,975,000 common shares, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $297.7 million. The trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 18,975,000 partnership interests in our Operating Partnership (“OP Units”), and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s unsecured revolving credit facility and for general corporate and working capital purposes, including funding acquisitions.

On August 19, 2014, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which the Trust may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). During the quarterly period ended March 31, 2015, the Trust sold 247,397 common shares pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.1 million, before $0.1 million in commissions.

Note 2—Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2015 and 2014 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015.

Principles of Consolidation

Property holding entities and other subsidiaries of which the Trust or the Operating Partnership owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated in consolidation. For entities in which the Trust owns less than 100% of the equity interest, the Trust consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Trust records a noncontrolling interest representing equity held by noncontrolling interests.

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

During the three months ended March 31, 2015, the Operating Partnership partially funded a property acquisition by issuing an aggregate of 420,963 OP Units valued at approximately $7.3 million.  The acquisition had a total purchase price of approximately $10.0 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of March 31, 2015, the Trust held a 95.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

Holders of OP Units may not transfer their OP Units without the Trust’s prior written consent, as general partner of the Operating Partnership. Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or, for unregistered common shares on a one-for-one basis.  Such selection to pay cash or issue common shares to satisfy an OP Unit holder’s redemption request is solely within the control of the Trust.  Accordingly, the Trust presents the OP Units of the Operating Partnership held by the Predecessor’s prior investors and other investors as noncontrolling interests within equity in the consolidated balance sheet.

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as net income or loss attributable to noncontrolling interests partially owned properties in the consolidated statement of operations.

Redeemable Noncontrolling Interests — Operating Partnership and Partially Owned Properties

On February 5, 2015, the Trust entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the operating partnership (“Series A Preferred Units”). The Series A Preferred Units will have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. In addition, the Series A Preferred Units will be redeemable at the option of the holders on or after the one year anniversary of their issuance, which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares.  Instruments that require settlement in registered shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.

On February 5, 2015, the acquisition of the Minnetonka MOB was partially funded with the issuance of 44,685 Series A Preferred Units with a value of $9.7 million.  Due to the redemption rights associated with the Series A Preferred Units the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheet.

A noncontrolling interest of a consolidated joint venture was classified as redeemable at March 31, 2015. Accordingly, the Trust records the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. The Trust’s joint venture partner has certain redemption rights with respect to their noncontrolling interest in the joint venture that are outside of the Trust’s control, and therefore, the redeemable noncontrolling interest is classified in the mezzanine section of the Trust’s consolidated balance sheet. The Trust recognizes changes in carrying value of redeemable noncontrolling interests through additional paid-in-capital.

Dividends and Distributions

On March 31, 2015, the Trust’s Board of Trustees declared a cash dividend of $0.225 per common share for the quarterly period ended March 31, 2015.  The dividend was paid on May 1, 2015 to common shareholders and common OP Unit holders of record on April 17, 2015.

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

The Trust did not record an impairment charge in either the three months ended March 31, 2015 or 2014.

Investments in Unconsolidated Entities

The Trust reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.  Under this method of accounting, the Trust’s share of the investee’s earnings or losses is included in its consolidated statements of operations.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the equity interest.

Real Estate Loans Receivable

Real estate loans receivable consists of a mezzanine loan and a term loan which are collateralized by an equity interest in a two medical office building developments.  Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Trust’s consolidated statement of operations.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $8.5 million and $6.4 million as of March 31, 2015 and December 31, 2014, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the average remaining life of the lease.

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

Income taxes

Prior to completion of the IPO, the Trust elected to be taxed as an S corporation for federal income tax purposes beginning with the first day of its existence with such election thereafter being revoked effective on the date of completion of the IPO. The Trust elected to be taxed as a real estate investment trust (“REIT”) for federal tax purposes commencing with the filing of its tax return for the short taxable year ending December 31, 2013. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to organize and operate in such a manner as to qualify for treatment as a REIT. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenue and expenses reported in the period. Significant estimates are made for the fair value assessments with respect to purchase price allocations, impairment assessments, and the valuation of financial instruments.  Actual results could differ from these estimates.

Contingent Liabilities

The Trust records a liability for contingent consideration (included in accrued expenses and other liabilities on its consolidated balance sheets) at fair value as of the acquisition date and reasseses the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the previously reported consolidated financial position or consolidated results of operations.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606.  The standard is principle-based and provides a five-step model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.  Early adoption of this standard is not allowed.  The Trust is currently evaluating the impact the adoption of Topic 606 will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest.  The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015.  The Trust is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The impact will be a reduction of other assets and the associated reported debt liability.

Note 3—Acquisitions and Disposition

During the three months ended March 31, 2015, the Trust completed acquisitions of 23 operating healthcare properties located in nine states for an aggregate purchase price of approximately $234.1 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Minnesota Portfolio (2)
Edina MOB (6)	Edina, MN	January 22, 2015	$14,190
Savage MOB (6)	Savage, MN	January 22, 2015	12,800
Crystal MOB (6)	Crystal, MN	January 22, 2015	14,782
Dell Rd. MOB (6)	Chanhassen, MN	January 22, 2015	6,410
Vadnais Heights MOB (6)	Vadnais Heights, MN	January 29, 2015	18,422
Minnetonka MOB (6)(3)	Minnetonka, MN	February 5, 2015	26,000
Jamestown MOB (6)	Jamestown, ND	February 5, 2015	12,819
Minnesota Eye MOB (6)	Minnetonka, MN	February 17, 2015	10,882
Columbus MOB (4)(6)	Columbus, GA	January 23, 2015	6,540
Methodist Sports MOB (5)(7)	Greenwood, IN	January 28, 2015	10,000
Indianapolis South 4 MOBs (6)	Greenwood, IN	February 13, 2015	17,183
Bridgeport Medical Center (6)	Lakewood, WA	February 27, 2015	13,750
Baylor Cancer Center (6)	Dallas, TX	February 27, 2015	8,200
Renaissance Office Building (6)	Milwaukee, WI	March 27, 2015	6,500
University of Rochester Strong Memorial Portfolio 5 MOBs (6)	Rochester, NY	March 31, 2015	41,000
Avalon Park Florida Hospital MOB (6)	Avalon Park, FL	March 31, 2015	14,600
			$234,078

(1)         “MOB” means medical office building.

(2)         Through subsidiaries of the Operating Partnership, the Trust acquired seven medical office facilities located in the Minneapolis-St. Paul Metropolitan area and one additional medical office facility located in Jamestown, North Dakota from affiliates of The Davis Group and investors associated with The Davis Group. The Davis Group retained a less than 1% minority interest in the property holding entities.

(3)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 44,685 Series A Preferred Units valued at approximately $9.7 million in the aggregate on the date of issuance to affiliates of The Davis Group. Holders of the Series A Preferred Units issued in connection with the acquisition of the Minnetonka MOB are entitled to certain redemption rights under the partnership agreement of the Operating Partnership which allow them to cause the Operating Partnership to redeem the Series A Preferred Units in exchange for cash, or at the Trust’s option, for common shares, pursuant to a formula provided in the partnership agreement and currently on an approximately one-for-12.65 basis. The investors in the Series A Preferred Units have agreed not cause the Operating Partnership to redeem their Series A Preferred Units prior to February 5, 2016.

(4)         This is the final building of the previously announced $34.5 million portfolio of 13 on-campus medical office facilities located in Columbus, Georgia.

(5)         The Trust accounted for this acquisition as asset acquisition and capitalized $0.1 million of total acquisition costs to the basis of the property.

(6)         The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $5.9 million.

(7)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 420,963 OP Units valued at approximately $7.3 million in the aggregate on the date of issuance.

For the three months ended March 31, 2015, the Trust recorded revenues and net income of $2.8 million and $0.6 million, respectively, from its first quarter 2015 acquisitions.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Trust determined using level 2 and level 3 inputs (in thousands):

Land	$21,075
Building and improvements	175,050
In-place lease intangible	32,398
Above market in-place lease intangible	3,679
Below market in-place lease intangible	(315)
Below market in-place ground lease	158
Lease inducement	462
Contingent consideration	(1,482)
Receivables	3,564
Debt assumed	(6,323)
Issuance of OP Units	(7,314)
Issuance of Series A Preferred Units	(9,704)
Noncontrolling interest	(5,508)
Net assets acquired	$205,740

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

Unaudited Pro Forma Financial Information

The following table illustrates the effect on net income, earnings per share —basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Revenue	$27,672	$14,021
Net income (loss)	5,817	(2,672)
Net income (loss) available to common shareholders	5,530	(2,336)
Earnings per share - basic and diluted	$0.08	$(0.03)
Common shares issued and outstanding	70,314,134	70,314,134

Disposition

On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million and recognized a loss on sale of approximately $15,000.  Due to the Trust’s adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations, the Trust did not report this disposition as a discontinued operation.

Note 4—Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$97,175	$(14,687)	$82,488	$64,777	$(12,213)	$52,564
Above market leases	11,128	(930)	10,198	7,449	(578)	6,871
Leasehold interest	712	(20)	692	759	(5)	754
Below market ground lease	158	(1)	157	—	—	—
Total	$109,173	$(15,638)	$93,535	$72,985	$(12,796)	$60,189
Liability
Below market lease	$2,645	$(282)	$2,363	2,330	(156)	2,174
Above market ground lease	701	(8)	693	701	(4)	697
Total	$3,346	$(290)	$3,056	$3,031	(160)	$2,871

The following is a summary of the acquired lease intangible amortization for the three month period ended March 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Amortization expense related to in-place leases	$2,474	$700
Decrease of rental income related to above-market leases	352	48
Decrease of rental income related to leasehold interest	15	—
Increase of rental income related to below-market leases	126	—
Decrease of operating expense related to above market ground leases	4	—
Increase in operating expense related to below market ground lease	1	—

Future aggregate net amortization of the acquired lease intangibles as of March 31, 2015, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2015	$(1,087)	$10,599
2016	(1,406)	14,103
2017	(1,042)	11,691
2018	(870)	9,852
2019	(744)	7,432
Thereafter	(3,377)	28,276
Total	$(8,526)	$81,953

For the three months ended March 31, 2015, the weighted average amortization period for asset lease intangibles and liability lease intangible is nine years and 15 years, respectively.

Note 5—Other Assets

Other assets consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Straight line rent receivable	$8,486	$6,431
Lease inducements, net	3,242	2,845
Escrows	5,105	1,906
Earnest deposits	2,685	2,343
Note receivable	4,140	—
Prepaid expenses and other	2,867	2,281
Total	$26,525	$15,806

Note 6—Debt

The following is a summary of debt as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Mortgage notes, bearing fixed interest from 4.71% to 6.58%, with a weighted average interest rate of 5.28%, and due in 2016, 2017, 2018, 2019, 2021 and 2022 collateralized by 10 properties with a net book value of $129,946.	$79,156	$73,706
Mortgage note, bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $6,185.	4,365	4,399
Total mortgage debt	83,521	78,105
$400 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.50%, due September 2018.	73,000	138,000
Total principal	156,521	216,105
Unamortized fair value adjustment	431	—
Total debt	$156,952	$216,105

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

The Credit Agreement has a maturity date of September 18, 2018 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20% depending on the Trust’s consolidated leverage ratio. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.  As of March 31, 2015, the current interest rate on borrowings outstanding was 1.68%.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2015, the Trust was in compliance with all financial covenants.

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

As of March 31, 2015, there were $73.0 million of borrowings outstanding under the Trust’s unsecured revolving credit facility and $254.6 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.  Also, the Trust had an additional $72.4 million of availability under its unsecured revolving credit facility as of March 31, 2015 which is subject to customary property underwriting standards.

Certain properties have mortgage debt that contains financial covenants.  As of March 31, 2015, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of March 31, 2015, are as follows (in thousands):

2015	$1,514
2016	9,566
2017	28,922
2018	74,265
2019	20,081
Thereafter	22,173
Total Payments	$156,521

For the three month periods ended March 31, 2015 and 2014, the Trust incurred interest expense on its debt of $1.4 million and $1.1 million, respectively.

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

The committee has broad discretion in administering the terms of the 2013 Plan.  Restricted shares granted under the 2013 Plan are eligible for dividends as well as the right to vote.  The Trust granted to management and the Board of Trustees 250,000 restricted common shares upon completion of the IPO under the Trust’s 2013 Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. During 2014, a total of 152,987 restricted common shares with a total value of $2.1 million were granted to Trust employees, including management, and the Board of Trustees with a one year vesting period. In the three month period ended March 31, 2015, a total of 124,609 restricted common shares with a total value of $2.0 million were granted to management and Trust employees with a one-year and three-year vesting periods, respectively.

A summary of the status of the Trust’s nonvested restricted common shares as of March 31, 2015 and changes during the three month period then ended follow:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	319,654	$12.60
Granted	124,609	16.20
Vested	(73,130)	13.47
Non-vested at March 31, 2015	371,133	$13.64

For all service awards, the Trust records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period.  For the three month periods ended March 31, 2015 and 2014, the Trust recognized non-cash share compensation of $0.7 million and $0.3 million, respectively.  Unrecognized compensation expense at March 31, 2015 was $3.7 million.  The Trust’s compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2015 and March 2014, under the Trust’s 2013 Plan, the Trust granted restricted share units at target level of  116,206 and 55,680, respectively, to management and trustees, which are subject to certain performance and market conditions and a two-year and three-year service period for trustees and management, respectively.  In addition, each restricted share unit contains one dividend equivalent.  The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 80% of the restricted share units vest based on certain market conditions.  The market conditions were valued with the assistance of independent valuation specialists.  The Trust, utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $20.06 per unit for the March 2015 grant using the following assumptions:

Volatility	20.7%
Dividend assumption	reinvested
Expected term in years	2.8
Risk-free rate	1.14%
Stock price (per share)	15.87

The remaining 20% of the restricted share units vest based upon certain performance conditions.  With respect to the performance conditions, the grant date fair value of $15.87 per unit was based on the share price at the date of grant.  The restricted stock units’ combined weighted average grant date fair value is $19.22 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2015:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	55,680	$16.94
Granted	116,206	19.22
Non-vested at March 31, 2015	171,886	$18.48

The Trust recognized $0.1 million of non-cash share unit compensation expense for the three months ended March 31, 2015.  Unrecognized compensation expense at March 31, 2015 was $2.6 million.

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

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  This generally includes assets subject to impairment.  There were no such assets measured at fair value as of March 31, 2015.

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short term maturities of these instruments. Fair values for real estate loans receivable and mortgage debt are estimated based on rates currently prevailing for similar instruments of similar maturities and are based primarily on Level 2 inputs.

The following table presents the fair value of the Trust’s financial instruments (in thousands).

	March 31,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loans receivable	$16,094	$16,094	$15,876	$15,876
Credit facility	$(73,000)	$(73,000)	$(138,000)	$(138,000)
Mortgage debt	$(83,952)	$(84,393)	$(78,105)	$(78,642)
Derivative liabilities	$(1,200)	$(1,200)	$(233)	$(233)

Note 9—Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2015 through 2034. As of March 31, 2015, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2015	$62,296
2016	81,970
2017	79,681
2018	75,377
2019	71,142
Thereafter	485,793
Total	$856,259

Note 10—Rent Expense

The Trust leases the rights to a parking structure at one of its properties and the land upon which seven of its properties are located from third party land owners pursuant to separate ground and parking leases.  The parking and ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 67 years remaining, excluding extension options. As of March 31, 2015, the future minimum lease obligations under non-cancelable parking and ground leases were as follows (in thousands):

2015	$1,171
2016	1,572
2017	1,610
2018	1,651
2019	1,694
Thereafter	27,976
Total	$35,674

Rent expense for the parking and ground leases of $0.4 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, are reported in operating expenses in the consolidated statements of operations.

Note 11—Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share. (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator for earnings per share — basic and diluted:
Net loss	$(448)	$(3,558)
Net (income) loss attributable to noncontrolling interests:
Operating Partnerhip	24	531
Partially owned properties	(32)	(66)
Preferred distribution	(66)	—
Numerator for earnings per share — basic and diluted	$(522)	$(3,093)
Denominator for earnings per share - basic and diluted shares:	65,649,478	21,298,597
Earnings per share - basic and diluted	$(0.01)	$(0.15)

There were 426,164 restricted common shares and OP Units outstanding related to the 2013 Plan during the three months ended March 31, 2015. However, these restricted common shares and OP Units are not dilutive due to the net loss.

Note 12—Subsequent Events

The Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Premier Surgery Center of Louisville	Louisville, KY	April 10, 2015	$8,000
Baton Rouge MOB	Baton Rouge, LA	April 15, 2015	10,486
Health Park MOB	Grand Blanc, MI	April 30, 2015	18,913
Plaza HCA MOB	Jacksonville, FL	April 30, 2015	19,000
			$56,399

(1)         “MOB” means medical office building.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the Year Ended December 31, 2014.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. Our common shares are listed on the New York Stock Exchange, or NYSE, and we are included in the MSCI US REIT Index. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 10%. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We have entered into an unsecured credit facility in the maximum principal amount of $400 million and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes.  The unsecured credit facility includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $750 million. As of March 31, 2015, we had approximately $84.0 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and $73.0 million of outstanding borrowings under our unsecured credit facility.

As of March 31, 2015, our portfolio consisted of 109 properties located in 22 states with approximately 3,993,783 net leasable square feet, which were approximately 94.6% leased with a weighted average remaining lease term of approximately 8.7 years and approximately 72.2% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 84.1% of the annualized base rent payments from our properties as of March 31, 2015 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.  Approximately 12.5% of the annualized base rent payments from our properties as of March 31, 2015 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses, (e.g., property tax and insurance), to tenants for reimbursement, thus protecting us from increases in such operating expenses.  We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2015, leases representing 2.1%, 4.6% and 5.4% of leasable square feet in our portfolio will expire in 2015, 2016 and 2017, respectively.

During the quarterly period ended March 31, 2015, we completed nine acquisitions of 23 operating healthcare properties located in nine states with approximately 913,327 net leasable square feet for an aggregate purchase price of approximately $234.1 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Minnesota Portfolio (2)
Edina MOB (6)	Edina, MN	January 22, 2015	$14,190
Savage MOB (6)	Savage, MN	January 22, 2015	12,800
Crystal MOB (6)	Crystal, MN	January 22, 2015	14,782
Dell Rd. MOB (6)	Chanhassen, MN	January 22, 2015	6,410
Vadnais Heights MOB (6)	Vadnais Heights, MN	January 29, 2015	18,422
Minnetonka MOB (6)(3)	Minnetonka, MN	February 5, 2015	26,000
Jamestown MOB (6)	Jamestown, ND	February 5, 2015	12,819
Minnesota Eye MOB (6)	Minnetonka, MN	February 17, 2015	10,882
Columbus MOB (4)(6)	Columbus, GA	January 23, 2015	6,540
Methodist Sports MOB (5)(7)	Greenwood, IN	January 28, 2015	10,000
Indianapolis South 4 MOBs (6)	Greenwood, IN	February 13, 2015	17,183
Bridgeport Medical Center (6)	Lakewood, WA	February 27, 2015	13,750
Baylor Cancer Center (6)	Dallas, TX	February 27, 2015	8,200
Renaissance Office Building (6)	Milwaukee, WI	March 27, 2015	6,500
University of Rochester Strong Memorial Portfolio 5 MOBs (6)	Rochester, NY	March 31, 2015	41,000
Avalon Park Florida Hospital MOB (6)	Avalon Park, FL	March 31, 2015	14,600
			$234,078

(1)         “MOB” means medical office building.

(2)         Through subsidiaries of the Operating Partnership, we acquired seven medical office facilities located in the Minneapolis-St. Paul Metropolitan area and one additional medical office facility located in Jamestown, North Dakota from affiliates of The Davis Group and investors associated with The Davis Group. The Davis Group acquired or retained a less than 1% minority interest in the property holding entities.

(3)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 44,685 Series A Preferred Units valued at approximately $9.7 million in the aggregate on the date of issuance to affiliates of The Davis Group. Holders of the Series A Preferred Units issued in connection with the acquisition of the Minnetonka MOB are entitled to certain redemption rights under the partnership agreement of the Operating Partnership which allow them to cause the Operating Partnership to redeem the Series A Preferred Units in exchange for cash, or at our option, for our common shares, pursuant to a formula provided in the partnership agreement and currently on an approximately one-for-12.65 basis. The investors in the Series A Preferred Units have agreed not cause the Operating Partnership to redeem their Series A Preferred Units prior to February 5, 2016.

(4)         This is the final building of the previously announced $34.5 million portfolio of 13 on-campus medical office facilities located in Columbus, Georgia.

(5)         We accounted for this acquisition as asset acquisition and capitalized $0.1 million of total acquisition costs to the basis of the property.

(6)         We accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $5.9 million.

(7)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 420,963 OP Units valued at approximately $7.3 million in the aggregate on the date of issuance.

The Series A Preferred Units and OP Units issued in connection with the property acquisitions described above were issued (a) in private placements in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder and (b) to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our initial public offering (the “IPO”)  in July 2013 to approximately $1.1billion as of March 31, 2015.

On January 8, 2015, we announced that Bradley D. Page would join us as Senior Vice President and General Counsel, effective February 2, 2015. Mr. Page reports directly to our President and Chief Executive Officer, John T. Thomas. In connection with his appointment, we granted an award of 17,402 restricted common shares to Mr. Page.

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.7 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

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

On March 26, 2015, we sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million and recognized a loss on sale of approximately $15,000.

On April 6, 2014, we announced that our Board of Trustees authorized and we declared a cash distribution of $0.225 per common share and common OP Unit for the quarterly period ended March 31, 2015. The distribution was paid on May 1, 2015 to common shareholders and OP Unit holders of record as of the close of business on April 17, 2015.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of March 31, 2015, own approximately 95.1% of the OP Units.

Recent Developments

Since March 31, 2015, we completed four acquisitions of operating healthcare properties located in four states for an aggregate purchase price of approximately $56.4 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Premier Surgery Center of Louisville	Louisville, KY	April 10, 2015	$8,000
Baton Rouge MOB	Baton Rouge, LA	April 15, 2015	10,486
Health Park MOB	Grand Blanc, MI	April 30, 2015	18,913
Plaza HCA MOB	Jacksonville, FL	April 30, 2015	19,000
			$56,399

(1)         “MOB” means medical office building.

We expect to acquire between $500 million to $700 million of real estate during 2015, including the 2015 acquisitions described above.

On May 7, 2015, at the Annual Meeting of Shareholders of the Trust, our shareholders approved the Physicians Realty Trust 2015 Employee Stock Purchase Plan (the “ESPP”).  The ESPP provides a convenient way for our employees to purchase our common shares at a discounted price, which gives employees a vested interest in our success and aligns their interests with that of our shareholders. The ESPP will become effective on July 1, 2015 and the maximum number of our common shares that may be purchased under the ESPP will be 250,000 common shares, subject to adjustment for stock dividends, stock splits or combinations of common shares.

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

Interest income on real estate loans and other. Represents interest income on a mezzanine loan, term loan, note receivable, property management income, income generated on tenant improvements, change in fair value of derivative liabilities and other.  Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks.

We have implemented Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations.

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

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The following table summarizes our results of operations for the three months ended March 31, 2015 and the three months ended March 31, 2014 (in thousands):

	2015	2014	Change	%
Revenues:
Rental revenues	$20,341	$6,808	$13,533	198.8
Expense recoveries	3,536	1,070	2,466	230.5
Interest income on real estate loans and other	607	154	453	294.2
Total revenues	24,484	8,032	16,452	204.8
Expenses:
Interest expense	1,710	1,281	429	33.5
General and administrative	3,352	2,014	1,338	66.4
Operating expenses	5,709	1,609	4,100	254.8
Depreciation and amortization	8,240	2,416	5,824	241.1
Acquisition expenses	5,932	4,287	1,645	38.4
Total expenses	24,943	11,607	13,336	114.9
Loss before equity in income of unconsolidated entity and loss on sale of investment properties:	(459)	(3,575)	3,116	(87.2)
Equity in income of unconsolidated entity	26	17	9	52.9
Loss on sale of investment properties	(15)	—	(15)	NM
Net loss	$(448)	$(3,558)	$3,110	(87.4)

NM = Not Meaningful

Revenues

Total revenues increased $16.5 million, or 204.8%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $13.5 million, or 198.8%, from $6.8 million for the three months ended March 31, 2014 to $20.3 million for the three months ended March 31, 2015.  The increase in rental revenues primarily resulted from our 2015 and 2014 acquisitions which resulted in additional rental revenue of $2.0 million and $11.5 million, respectively.

Expense recoveries. Expense recoveries increased $2.5 million, or 230.5%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The increase in expense recoveries primarily resulted from our 2015 and 2014 acquisitions which resulted in additional expense recoveries of $0.4 million and $1.7 million, respectively.

Interest income on real estate loans and other.  Interest income on real estate loans and other increased $0.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. A $0.2 million increase is due to interest on the $8.6 million term loan transaction completed on November 26, 2014 and an increase in other items of $0.3 million

Expenses

Total expenses increased by $13.3 million, or 114.9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended March 31, 2015 was $1.7 million compared to $1.3 million for the three months ended March 31, 2014, representing an increase of $0.4 million, or 33.5%. The increase of $0.4 million was the result of an increase in interest on new mortgage debt and $0.3 million resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit.

General and administrative. General and administrative expenses increased $1.4 million or 66.4%, from $2.0 million during the three months ended March 31, 2014 to $3.4 million during the three months ended March 31, 2015. The increase included salaries and benefits of $1.3 million (including non-cash share compensation of $0.4 million), other administrative costs of $0.3 million and partially offset by a $0.2 million decrease in professional fees.

Operating expenses. Operating expenses increased $4.1 million or 254.8%, from $1.6 million during the three months ended March 31, 2014 to $5.7 million during the three months ended March 31, 2015.  The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional operating expenses of $1.0 million and $3.3 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $5.8 million, or 241.1%, from $2.4 million during the three months ended March 31, 2014 to $8.2 million during the three months ended March 31, 2015.  The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional depreciation and amortization of $1.2 million and $4.7 million, respectively.

Acquisition expenses.  During the three months ended March 31, 2015 and 2014, we acquired $224.1 million and $61.1 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Equity in income of unconsolidated entity.  The change in equity income from unconsolidated entity for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is not significant.

Loss on sale of investment property.  On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million.

Cash Flows

Three months ended March 31, 2015 compared to three months ended March 31, 2014 (In thousands):

	2015	2014
Cash provided by (used in) operating activities	$9,725	$(380)
Cash used in investing activities	(209,376)	(145,620)
Cash provided by financing activities	219,502	99,614
Increase (decrease) in cash and cash equivalents	$19,851	$(46,386)

Cash flows from operating activities. Cash flows provided by operating activities was $9.7 million during the three months ended March 31, 2015 compared to cash flow used in operating activities of $0.4 million during the three months ended March 31, 2014, representing an increase of $10.1 million. This change is attributable to the increased operating cash flows resulting from our 2015 and 2014 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $209.4 million during the three months ended March 31, 2015 compared to cash flows used in investing activities of $145.6 million during the three months ended March 31, 2014, representing a change of $63.8 million. The increase in cash flows used in investing activities was primarily attributable to our $66.5 million increase in acquisition activity over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $219.5 million during the three months ended March 31, 2015 compared to cash flows provided by financing activities of $99.6 million during the three months ended March 31, 2014, representing an increase of $119.9 million. The increase was primarily attributable to the January 21, 2015 follow-on public offering of 18,975,000 common shares of beneficial interest and the at-the-market offering, resulting in net proceeds of $301.8 million and partially offset by the $138.0 million payoff of our revolving credit facility, a $27.0 million decrease in mortgage debt proceeds and a $11.0 million increase in dividends paid.

Non-GAAP Financial Measures

Funds From Operations (FFO) and Normalized FFO

We believe that information regarding FFO is helpful to shareholders and potential investors because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Because real estate values have historically increased or decreased with market conditions, we believe that FFO provides a more meaningful and accurate indication of our performance. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, (“NAREIT”).  NAREIT defines FFO as net income or loss (computed in accordance with GAAP) before noncontrolling interests of holders of OP units, excluding preferred distributions, gains (or losses) on sales of depreciable operating property, impairment write-downs on depreciable assets, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs). Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with NAREIT definition or that interpret the NAREIT definition differently than we do. The GAAP measure that we believe to be most directly comparable to FFO, net income (loss), includes depreciation and amortization expenses, gains or losses on property sales, impairments and noncontrolling interests. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from the operations of our properties. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (determined in accordance with GAAP) as presented in our financial statements. FFO does not represent cash generated from operating activities in accordance with GAAP, should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to make cash distributions to shareholders.

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition-related expenses, acceleration of deferred financing costs, and other normalizing items (Ziegler shared service amendment payment). However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor its indicative of funds available to fund our cash needs, including its ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2104
Net loss	$(448)	$(3,558)
Preferred distributions	(66)	—
Depreciation and amortization expense	8,240	2,416
Loss on the sale of investment property	15	—
FFO	$7,741	$(1,142)
FFO per share and unit	$0.11	$(0.05)
Net change in fair value of derivative	(13)	(41)
Acquisition-related expenses	5,932	4,287
Normalized FFO	$13,660	$3,104
Normalized FFO per share and unit	$0.20	$0.12

Weighted average number of shares and units outstanding	69,490,587	25,274,626

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

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above and below market leases and other non-cash and normalizing items. Other non-cash and normalizing items include items such as the amortization of lease inducements and payments received from seller master lease and rent abatement. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. Our use of the term Cash NOI may not be comparable to that of other real estate companies as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(448)	$(3,558)
General and administrative	3,352	2,014
Acquisition-related expenses	5,932	4,287
Depreciation and amortization	8,240	2,416
Interest expense	1,710	1,281
Net change in the fair value of derivative	(13)	(41)
Loss on the sale of investment properties	15	—
NOI	$18,788	$6,399

NOI	$18,788	$6,399
Straight-line rent adjustments	(2,012)	(652)
Amortization of acquired above/below market leases	232	46
Amortization of lease inducements	119	34
Seller master lease and rent abatement payments	511	—
Cash NOI	$17,638	$5,827

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments, acquisition-related expenses and non-cash share compensation. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(448)	$(3,558)
Depreciation and amortization	8,240	2,416
Interest expense	1,710	1,281
Net change in fair value of derivative	(13)	(41)
EBITDA	$9,489	$98
Acquisition-related expenses	5,932	4,287
Non-cash share compensation	703	273
Adjusted EBITDA	$16,124	$4,658

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

As of March 31, 2015, we had a total of $35.8 million of cash and cash equivalents and $254.6 million of near-term availability on our unsecured revolving credit facility.  Also, we had an additional $72.4 million of availability under our unsecured revolving credit facility as of March 31, 2015 which is subject to customary property underwriting standards.  We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

On August 4, 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission” or the “SEC”), allowing us to offer up to $900 million of an indeterminate amount of common shares, preferred shares, convertible preferred shares, debt securities, convertible debt securities or other types of securities, from time to time (the “Shelf Registration Statement”).  The Commission declared the Shelf Registration Statement effective on August 19, 2014.

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to the Shelf Registration Statement (the “ATM Program”). In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Commission pursuant to Rule 424(b) of the Securities Act. During the quarterly period ended March 31, 2015, we sold 247,397 common shares pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.1 million, before $0.1 million in commissions. As of March 31, 2015, we have approximately $90.2 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A.  Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. During the quarterly period ended March 31, 2015, we issued 3,841 common shares under our DRIP.

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.7 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2015, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet debt.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”) , which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated and combined financial statements included in Part I, Item 1 of this report.

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instrument consists solely of an interest rate swap that is not traded on an exchange and is recorded on the consolidated balance sheet at its fair value.  See Note 8 to our consolidated financial statements included in Item 1 to this report.

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

The variable rate component of our consolidated indebtedness at March 31, 2015 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at March 31, 2015, would increase by approximately $0.8 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at March 31, 2015, would decrease by approximately $0.8 million annually.

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

Indebtedness

As of March 31, 2015, we had total consolidated indebtedness of approximately $157.0 million. The weighted average interest rate on our consolidated indebtedness was 3.53% (based on the 30-day LIBOR rate as of March 31, 2015, of 0.176%). As of March 31, 2015, we had approximately $77.4 million, or approximately 49%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2015.

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Senior Secured Revolving Credit Facility	$73,000	Floating	LIBOR + 1.5%		09/18/18
Canton Medical Office Building(1)	6,180	Fixed	5.94%		06/06/17
Firehouse Square	2,749	Fixed	6.58%		09/06/17
Hackley Medical Center	5,368	Fixed	5.93%		01/06/17
MeadowView Professional Center	10,362	Fixed	5.81%		06/06/17
Mid Coast Hospital Medical Office Building(2)	7,817	Fixed	4.82	%(3)	05/16/16
Remington Medical Commons	4,365	Floating	LIBOR + 2.75%		09/28/17
Valley West Hospital Medical Office Building	4,850	Fixed	4.83%		12/01/20
Oklahoma City, OK Medical Office Building	7,603	Fixed	4.71%		01/10/21
Crescent City Surgical Center	18,750	Fixed	5.00%		01/23/19
San Antonio, TX Hospital	9,619	Fixed	5.00	%(4)	06/26/22
Savage Medical Office Building	5,858	Fixed	5.50%		02/01/22
Total principal	156,521
Unamortized fair value adjustment	431
Total mortgage debt	$156,952

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

Item 4.                                 Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of March 31, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on March 12, 2015 (the “Annual Report”). There have been no material changes from the risk factors previously disclosed in the Annual Report.

Item 6.                                                         Exhibits

Exhibit No.	Description

10.1 (1)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015

10.2 (2)

Contribution Agreement, dated as of February 5, 2015, by and among United Properties Investment, LLC, a Minnesota limited liability company, Minnetonka Medical Building, LLC, a Minnesota limited liability company and DOC-15450 State Highway 7 MOB, LLC, a Wisconsin limited liability company

10.3 (2)	Employment Agreement dated January 8, 2015, between the Company and Bradley D. Page**

10.4 (3)	Amended and Restated Employment Agreement dated as of February 19, 2015, between the Company and John Sweet**

10.5 (2)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**

10.6 (2)	Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)**

10.7 (2)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**

31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)*

101.INS	XBRL Instance Document (+)

101.SCH	XBRL Extension Schema Document (+)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(+)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(+)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(+)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(+)

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

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.

(2) Incorporated by reference to the Registrant’s Annual Report on Form 10-K filing with the SEC on March 12, 2015.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: May 8, 2015	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2015	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)