Form 10-Q
period 2015-06-30
Physicians Realty Trust
filed 2015-08-10
CIK 1574540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36007

PHYSICIANS REALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Organization)	46-2519850 (IRS Employer Identification No.)

309 N. Water Street, Suite 500 Milwaukee, Wisconsin (Address of Principal Executive Offices)	53202 (Zip Code)

(414) 367-5600

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

The number of the Registrant’s common shares outstanding as of August 7, 2015 was 71,342,946.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2015

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and, thus, you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•                  general economic conditions;

•                  adverse economic or real estate developments, either nationally or in the markets where our properties are located;

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

•                  changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•                  factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•                  higher market interest rates;

•                  the number of our common shares available for future issuance or sale;

•                  our issuance of equity securities or the perception that such issuance might occur;

•                  future offerings of debt;

•                  failure of securities analysts to publish research or reports about our industry; and

•                  securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

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

PART I.                          Financial Information

Item 1.                                 Financial Statements

Physicians Realty Trust

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$110,349	$79,334
Building and improvements	931,467	644,086
Tenant improvements	6,810	5,614
Acquired lease intangibles	132,255	72,985
	1,180,881	802,019
Accumulated depreciation	(64,353)	(45,569)
Net real estate property	1,116,528	756,450
Real estate loans receivable	25,320	15,876
Investment in unconsolidated entity	1,324	1,324
Net real estate investments	1,143,172	773,650
Cash and cash equivalents	22,549	15,923
Tenant receivables, net	2,333	1,324
Deferred costs, net	4,413	4,870
Other assets	30,989	15,806
Total assets	$1,203,456	$811,573
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$191,000	$138,000
Mortgage debt	95,774	78,105
Accounts payable	1,097	700
Dividends payable	16,942	16,548
Accrued expenses and other liabilities	14,997	6,140
Acquired lease intangibles, net	3,171	2,871
Total liabilities	322,981	242,364

Redeemable noncontrolling interest — Operating Partnership and partially owned properties	11,656	—

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 70,955,331 and 50,640,863 common shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	713	510
Additional paid-in capital	904,002	586,017
Accumulated deficit	(81,683)	(51,797)
Total shareholders’ equity	823,032	534,730
Noncontrolling interests:
Operating Partnership	44,473	33,727
Partially owned properties	1,314	752
Total noncontrolling interests	45,787	34,479
Total equity	868,819	569,209
Total liabilities and equity	$1,203,456	$811,573

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust

Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$23,625	$10,241	$43,966	$17,049
Expense recoveries	4,908	1,020	8,444	2,090
Interest income on real estate loans and other	1,150	186	1,757	340
Total revenues	29,683	11,447	54,167	19,479
Expenses:
Interest expense	2,193	1,657	3,903	2,938
General and administrative	3,989	2,408	7,341	4,422
Operating expenses	7,304	2,227	13,013	3,836
Depreciation and amortization	10,351	3,736	18,591	6,152
Acquisition expenses	2,575	2,045	8,507	6,332
Total expenses	26,412	12,073	51,355	23,680
Income (loss) before equity in income of unconsolidated entity, loss on sale of investment property, and noncontrolling interests:	3,271	(626)	2,812	(4,201)
Equity in income of unconsolidated entity	26	26	52	43
Loss on sale of investment property	—	—	(15)	—
Net income (loss)	3,297	(600)	2,849	(4,158)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(157)	123	(133)	654
Partially owned properties	(144)	(84)	(176)	(150)
Net income (loss) attributable to controlling interest	2,996	(561)	2,540	(3,654)
Preferred distributions	(425)	—	(491)	—
Net income (loss) attributable to common shareholders	$2,571	$(561)	$2,049	$(3,654)
Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.03	$(0.15)
Diluted	$0.04	$(0.02)	$0.03	$(0.15)
Weighted average common shares:
Basic	70,376,959	26,163,982	68,026,278	23,744,730
Diluted	74,267,284	26,163,982	71,862,249	23,744,730

Dividends and distributions declared per common share and OP Unit	$0.225	$0.225	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust

Consolidated Statement of Equity

(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Balance at January 1, 2015	$510	$586,017	$(51,797)	$534,730	$33,727	$752	$34,479	$569,209
Net proceeds from sale of common shares	202	317,839	—	318,041	—	—	—	318,041
Restricted share award grants, net	1	1,943	(65)	1,879	—	—	—	1,879
Purchase of OP Units	—	—	—	—	(253)	—	(253)	(253)
Conversion of OP Units	—	18	—	18	(18)	—	(18)	—
Dividends/distributions declared	—	—	(31,870)	(31,870)	(1,664)	—	(1,664)	(33,534)
Preferred distribution	—	—	(491)	(491)	—	—	—	(491)
Issuance of OP Units in connection with acquisition	—	—	—	—	10,733	—	10,733	10,733
Contribution	—	—	—	—	—	500	500	500
Distributions	—	—	—	—	—	(114)	(114)	(114)
Net income	—	—	2,540	2,540	133	176	309	2,849
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(1,815)	—	(1,815)	1,815	—	1,815	—
Balance at June 30, 2015	$713	$904,002	$(81,683)	$823,032	$44,473	$1,314	$45,787	$868,819

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$2,849	$(4,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	18,591	6,152
Amortization of deferred financing costs	594	352
Amortization of lease inducements and above/below market lease intangibles	838	186
Straight-line rental revenue/expense	(3,889)	(1,585)
Amortization of above market assumed debt	(55)	—
Loss on sale of investment property	15	—
Equity in income of unconsolidated entity	(52)	(43)
Distribution from unconsolidated entity	53	45
Change in fair value of derivatives	(154)	(72)
Provision for bad debts	—	6
Non-cash share compensation	1,944	860
Change in operating assets and liabilities:
Tenant receivables	(1,453)	(50)
Other assets	(1,231)	402
Accounts payable	397	(138)
Accrued expenses and other liabilities	4,013	1,954
Net cash provided by operating activities	22,460	3,911
Cash Flows from Investing Activities:
Proceeds on sales of investment property	1,550	—
Acquisition of investment properties, net	(336,128)	(208,118)
Capital expenditures on existing investment properties	(1,815)	(87)
Real estate loans receivable	(9,000)	(6,836)
Note receivable	(4,123)	—
Leasing commissions	(63)	(5)
Lease inducements	(2,445)	(1,500)
Net cash used in investing activities	(352,024)	(216,546)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	318,041	149,917
Proceeds from credit facility borrowings	191,000	113,200
Payment on credit facility borrowings	(138,000)	(113,200)
Proceeds from issuance of mortgage debt	—	26,550
Principal payments on mortgage debt	(966)	(803)
Debt issuance costs	(144)	(1,331)
Dividends paid — shareholders	(31,613)	(9,716)
Distributions to noncontrolling interest— Operating Partnership	(1,523)	(1,664)
Preferred distributions paid — OP unitholder	(238)	—
Distributions to noncontrolling interest — partially owned properties	(114)	(99)
Purchase of OP Units	(253)	—
Net cash provided by financing activities	336,190	162,854
Net increase (decrease) in cash and cash equivalents	6,626	(49,781)
Cash and cash equivalents, beginning of period	15,923	56,478
Cash and cash equivalents, end of period	$22,549	$6,697
Supplemental disclosure of cash flow information — interest paid during the period	$3,332	$2,607
Supplemental disclosure of noncash activity — assumed debt	$18,690	$10,395
Supplemental disclosure of noncash activity — issuance of OP Units and Series A Preferred Units in connection with acquisitions	$20,438	$3,135
Supplemental disclosure of noncash activity — contingent consideration	$1,482	$—

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust

Notes to Consolidated Financial Statements

Note 1—Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2015, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission” or the “SEC”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from the IPO to Physicians Realty L.P., a Delaware limited partnership (the “Operating Partnership”), and is the sole general partner of the Operating Partnership. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities and results of operations of the Operating Partnership.

The Trust is a self-managed real estate investment trust (“REIT”) formed primarily to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems.

2015 Equity Offerings

On January 21, 2015, the Trust completed a public offering of 18,975,000 common shares, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $297.3 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 18,975,000 partnership interests in the Operating Partnership (“OP Units”), and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s unsecured revolving credit facility and for general corporate and working capital purposes, including funding acquisitions.

On August 19, 2014, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which the Trust may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to a shelf registration statement on Form S-3 (the “ATM Program”). During 2015, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2015	247,397	$16.96	$4,140
Quarterly period ended June 30, 2015	1,007,695	16.56	16,438
Year to date	1,255,092	$16.63	$20,578

Note 2—Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2015 and 2014 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015.

Principles of Consolidation

GAAP requires the Trust to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Trust consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Trust may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

The Trust identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Trust performs this analysis on an ongoing basis.

For property holding entities not determined to be VIEs, the Trust consolidates such entities in which the Trust or the Operating Partnership owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All inter-company balances and transactions are eliminated in consolidation. For entities in which the Trust owns less than 100% of the equity interest, the Trust consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Trust records a noncontrolling interest representing equity held by noncontrolling interests.

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

During the three months ended June 30, 2015, the Operating Partnership partially funded a property acquisition by issuing an aggregate of 210,820 OP Units valued at approximately $3.4 million. The acquisition had a total purchase price of approximately $11.3 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of June 30, 2015, the Trust held a 94.9% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

Holders of OP Units may not transfer their OP Units without the Trust’s prior written consent, as general partner of the Operating Partnership. Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or for unregistered common shares on a one-for-one basis. Such selection to pay cash or issue common shares to satisfy an OP Unit holder’s redemption request is solely within the control of the Trust. Accordingly, the Trust presents the OP Units of the Operating Partnership held by the Predecessor’s prior investors and other investors as noncontrolling interests within equity in the consolidated balance sheet.

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

Redeemable Noncontrolling Interests — Operating Partnership and Partially Owned Properties

On February 5, 2015, the Trust entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. In addition, Series A Preferred Units are redeemable at the option of the holders on or after the one year anniversary of their issuance, which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares.

On February 5, 2015, the acquisition of the Minnetonka MOB was partially funded with the issuance of 44,685 Series A Preferred Units which are valued at $9.7 million. The Series A Preferred Units were evaluated for embedded features that should be bifurcated and separately accounted for as a freestanding derivative.  The Trust determined that the Series A Preferred Units contained features that require bifurcation. The fair value of the embedded derivative is $3.4 million and is included on the Trust’s consolidated balance sheets in accrued expenses and other liabilities.

Holders of the Series A Preferred Units issued in connection with the acquisition of the Minnetonka MOB are entitled to certain redemption rights under the Partnership Agreement which allow them to cause the Operating Partnership to redeem the Series A Preferred Units in exchange for cash, or at the Trust’s option, for registered common shares, pursuant to a formula provided in the Partnership Agreement.  The redemption of one Series A Preferred Unit entitles the holder to receive $200 cash plus a 5% cumulative preferred return in addition to one common share. The holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to February 5, 2016. Due to the redemption rights associated with the Series A Preferred Units, the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheet.

In connection with the acquisition of the Minnetonka MOB, the Trust received a $5 million equity investment from a third party, effective March 1, 2015. This investment earns a 15% cumulative preferred return. At any point subsequent to the third anniversary of the investment, the holder can require the Trust to redeem the instrument at a price for which the investor will realize a 15% internal rate of return. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet.

The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of their initial carrying amount or the redemption value.

Dividends and Distributions

On June 24, 2015, the Trust’s Board of Trustees authorized and the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended June 30, 2015. The distribution was paid on July 31, 2015 to common shareholders and OP Unit holders of record as of the close of business on July 17, 2015.

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

In determining the value of in-place leases, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions, tenant improvements, legal, and other related costs based on current market demand. The values assigned to in-place leases are amortized to amortization expense over the estimated remaining term of the lease.

The values assigned to all lease intangible assets and liabilities are amortized to amortization expense over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

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

The Trust did not record impairment charges in the three and six month periods ended June 30, 2015 or 2014.

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

Real Estate Loans Receivable

Real estate loans receivable consists of two mezzanine loans and a term loan which are collateralized by an equity interest in three medical office building developments. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Trust’s consolidated statement of operations.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $10.4 million and $6.4 million as of June 30, 2015 and December 31, 2014, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

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

Income taxes

The Trust elected to be taxed as a REIT for federal tax purposes commencing with the filing of its tax return for the short taxable year ending December 31, 2013. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to continue to operate in such a manner as to continue qualifing for treatment as a REIT. Even if the Trust continues to qualify for taxation as a REIT, the Trust may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

Contingent Liabilities

The Trust records a liability for contingent consideration (included in accrued expenses and other liabilities on its consolidated balance sheets) at fair value as of the acquisition date and reassesses the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the previously reported consolidated financial position or consolidated results of operations.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. The Trust is currently evaluating the impact the adoption of Topic 606 will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Trust is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company will adopt ASU 2015-03 on January 1, 2016, and it is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3—Acquisitions and Disposition

During the six months ended June 30, 2015, the Trust completed acquisitions of 36 operating healthcare properties located in 17 states for an aggregate purchase price of approximately $382.1 million. In addition, the Trust completed a $9.0 million mezzanine loan transaction on June 1, 2015. Acquisition activity for the six months ended June 30, 2015 is summarized below:

Property (1)	Location	Acquisition Date	Purchase Price (in thousands)
Minnesota Portfolio (2)
Edina MOB (6)	Edina, MN	January 22, 2015	$14,190
Savage MOB (6)	Savage, MN	January 22, 2015	12,800
Crystal MOB (6)	Crystal, MN	January 22, 2015	14,782
Dell Rd. MOB (6)	Chanhassen, MN	January 22, 2015	6,410
Vadnais Heights MOB (6)	Vadnais Heights, MN	January 29, 2015	18,422
Minnetonka MOB (3) (6)	Minnetonka, MN	February 5, 2015	26,000
Jamestown MOB (6)	Jamestown, ND	February 5, 2015	12,819
Minnesota Eye MOB (6)	Minnetonka, MN	February 17, 2015	10,882
Columbus MOB (4) (6)	Columbus, GA	January 23, 2015	6,540
Methodist Sports MOB (5) (7)	Greenwood, IN	January 28, 2015	10,000
Indianapolis South 4 MOBs (6)	Greenwood, IN	February 13, 2015	17,183
Bridgeport Medical Center (6)	Lakewood, WA	February 27, 2015	13,750
Baylor Cancer Center (6)	Dallas, TX	February 27, 2015	8,200
Renaissance Office Building (6)	Milwaukee, WI	March 27, 2015	6,500
University of Rochester Strong Memorial Portfolio 5 MOBs (6)	Rochester, NY	March 31, 2015	41,000
Avalon Park Florida Hospital MOB (6)	Avalon Park, FL	March 31, 2015	14,600
Premier Surgery Center of Louisville (6)	Louisville, KY	April 10, 2015	8,000
Baton Rouge MOB (6)	Baton Rouge, LA	April 15, 2015	10,486
Healthpark Medical Center (6)	Grand Blanc, MI	April 30, 2015	18,913
Plaza HCA MOB (6)	Jacksonville, FL	April 30, 2015	19,000
Northern Ohio Medical Center (5)	Sheffield, OH	May 28, 2015	11,236
University of Michigan - Northville MOB (6)	Livonia, MI	May 29, 2015	14,750
Coon Rapids Medical Center (6)	Coon Rapids, MN	June 1, 2015	7,298
Mezzanine Loan — UF Health MOB (8)	Jacksonville, FL	June 1, 2015	9,000
Premier Landmark MOB (5) (9)	Bloomington, IN	June 5, 2015	11,308
Palm Beach ASC (6)	Palm Beach, FL	June 26, 2015	14,070
Brookstone Physician Center (6)	Jacksonville, AL	June 30, 2015	2,800
Jackson Woman’s Clinic (6)	Jackson, TN	June 30, 2015	5,672
Hillside Medical Center (6)	Hanover, PA	June 30, 2015	11,400
Randall Road MOB (10)	Elgin, IL	June 30, 2015	13,045
			$391,056

(1)         “MOB” means medical office building and “ASC” means ambulatory surgery center.

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

(4)         This is the final building acquired of the $34.5 million portfolio of 13 on-campus medical office facilities located in Columbus, Georgia.  The first 12 buildings were acquired in 2014.

(5)         The Trust accounted for these acquisitions as asset acquisitions and capitalized a total of $0.3 million of acquisition costs to the basis of these properties.

(6)         The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $8.5 million.

(7)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 420,963 OP Units valued at approximately $7.3 million in the aggregate on the date of issuance.

(8)         This mezzanine loan is collateralized by an equity interest in the Trust’s Jacksonville, FL medical building development.

(9)         The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 210,820 OP Units valued at approximately $3.4 million in the aggregate on the date of issuance.

(10)  The Trust acquired 14 of 19 condominium units.

For the three months ended June 30, 2015, the Trust recorded revenues and net income of $7.4 million and $1.3 million, respectively, from its 2015 acquisitions. For the six months ended June 30, 2015, the Trust recorded revenues and net income of $10.2 million and $1.9 million, respectively, from its 2015 acquisitions.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Trust determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$21,075	$10,401	$31,476
Building and improvements	175,050	113,411	288,461
In-place lease intangible	32,398	13,651	46,049
Above market in-place lease intangible	3,679	7,950	11,629
Below market in-place lease intangible	(315)	(258)	(573)
Below market in-place ground lease	158	1,482	1,640
Lease inducement	462	1,983	2,445
Contingent consideration	(1,482)	—	(1,482)
Receivables	3,564	—	3,564
Debt assumed	(6,323)	(12,367)	(18,690)
Issuance of OP Units	(7,314)	(3,420)	(10,734)
Issuance of Series A Preferred Units	(9,704)	—	(9,704)
Noncontrolling interest	(5,508)	—	(5,508)
Net assets acquired	$205,740	$132,833	$338,573

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Unaudited Pro Forma Financial Information

The following table illustrates the effect on net income, earnings per share — basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$31,495	$14,548	$62,197	$37,660
Net income (loss)	6,234	239	12,377	(1,258)
Net income (loss) available to common shareholders	6,051	191	11,910	(1,056)
Earnings per share	$0.08	$0.00	$0.17	$(0.01)
Common shares outstanding	71,329,378	71,329,378	71,329,378	71,329,378

Disposition

On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million and recognized a loss on the sale of approximately $15,000. Due to the Trust’s adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations, the Trust did not report this disposition as a discontinued operation.

Note 4—Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$110,825	$(18,084)	$92,741	$64,777	$(12,213)	$52,564
Above market leases	19,078	(1,507)	17,571	7,449	(578)	6,871
Leasehold interest	712	(35)	677	759	(5)	754
Below market ground lease	1,640	(5)	1,635	—	—	—
Total	$132,255	$(19,631)	$112,624	$72,985	$(12,796)	$60,189
Liability
Below market lease	$2,902	$(420)	$2,482	$2,330	$(156)	$2,174
Above market ground lease	701	(12)	689	701	(4)	697
Total	$3,603	$(432)	$3,171	$3,031	$(160)	$2,871

The following is a summary of the acquired lease intangible amortization for the three and six month periods ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense related to in-place leases	$3,397	$1,013	$5,871	$1,724
Decrease of rental income related to above-market leases	577	73	929	119
Decrease of rental income related to leasehold interest	14	—	29	—
Increase of rental income related to below-market leases	138	1	264	1
Decrease of operating expense related to above market ground leases	4	—	8	—
Increase in operating expense related to below market ground lease	4	—	5	—

Future aggregate net amortization of the acquired lease intangibles as of June 30, 2015, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2015	$(1,143)	$7,466
2016	(2,254)	14,920
2017	(1,896)	13,941
2018	(1,650)	12,494
2019	(1,516)	9,405
Thereafter	(7,307)	35,461
Total	$(15,766)	$93,687

As of June 30, 2015, the weighted average amortization period for asset lease intangibles and liability lease intangible is nine years and 14 years, respectively.

Note 5—Other Assets

Other assets consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Straight line rent receivable	$10,399	$6,431
Lease inducements, net	5,142	2,845
Escrows	5,181	1,906
Earnest deposits	2,493	2,343
Note receivable	4,167	—
Prepaid expenses and other	3,607	2,281
Total	$30,989	$15,806

Note 6—Debt

The following is a summary of debt as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Mortgage notes, bearing fixed interest from 4.71% to 6.58%, with a weighted average interest rate of 5.39%, and due in 2016, 2017, 2018, 2019, 2021 and 2022 collateralized by 11 properties with a net book value of $147,678.	$90,651	$73,706
Mortgage note, bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $6,122.	4,331	4,399
Total mortgage debt	94,982	78,105
$400 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.50%, due September 2018.	191,000	138,000
Total principal	285,982	216,105
Unamortized fair value adjustment	792	—
Total debt	$286,774	$216,105

On July 22, 2015, the Operating Partnership, as borrower, and the Trust and certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, entered into an amendment to the existing Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Regions Capital

Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto (as amended, the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $400 million to $750 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20%. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement. As of June 30, 2015, the current interest rate on borrowings outstanding was 1.69%.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2015, the Trust was in compliance with all financial covenants.

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

As of June 30, 2015, there were $191.0 million of borrowings outstanding under the Trust’s unsecured revolving credit facility and $136.7 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. Also, the Trust had an additional $72.3 million of availability under its unsecured revolving credit facility as of June 30, 2015 which is subject to customary property underwriting standards.

Certain properties have mortgage debt that contains financial covenants. As of June 30, 2015, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of June 30, 2015, are as follows (in thousands):

2015	$1,109
2016	9,757
2017	40,597
2018	192,265
2019	20,081
Thereafter	22,173
Total Payments	$285,982

For the three month periods ended June 30, 2015 and 2014, the Trust incurred interest expense on its debt of $1.9 million and $1.3 million, respectively. For the six month periods ended June 30, 2015 and 2014, the Trust incurred interest expense on its debt of $3.3 million and $2.4 million, respectively.

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

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan (“2013 Plan”), which made available 600,000 common shares to be administered by the Compensation and Nominating Governance Committee of the Board of Trustees (the “Committee”). On August 7, 2014, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved an amendment to the 2013 Plan to increase the number of common shares authorized for issuance under the 2013 Plan by 1,850,000 common shares, for a total of 2,450,000 common shares.

The Committee has broad discretion in administering the terms of the 2013 Plan. Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. The Trust granted to management and the Board of Trustees 250,000 restricted common shares upon completion of the IPO under the Trust’s 2013 Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. During 2014, a total of 152,987 restricted common shares with a total value of $2.1 million were granted to Trust employees, including management, and the Board of Trustees with a one year vesting period. In the six month period ended June 30, 2015, a total of 129,277 restricted common shares with a total value of $2.1 million were granted to Trust management and Trust employees with a one-year and three-year vesting periods, respectively.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2015 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	319,654	$12.60
Granted	129,277	16.18
Vested	(74,884)	13.47
Non-vested at June 30, 2015	374,047	$13.66

For all service awards, the Trust records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For the three month periods ended June 30, 2015 and 2014, the Trust recognized non-cash share compensation of $0.8 million and $0.5 million, respectively. For the six month periods ended June 30, 2015 and 2014, the Trust recognized non-cash share compensation of $1.5 million and $0.9 million, respectively. Unrecognized compensation expense at June 30, 2015 was $3.0 million. The Trust’s compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

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

Approximately 80% of the restricted share units vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Trust utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $20.06 per unit for the March 2015 grant using the following assumptions:

Volatility	20.7%
Dividend assumption	reinvested
Expected term in years	2.8
Risk-free rate	1.14%
Share price (per share)	15.87

The remaining 20% of the restricted share units vest based upon certain performance conditions. With respect to the performance conditions, the grant date fair value of $15.87 per unit was based on the share price at the date of grant. The restricted share units’ combined weighted average grant date fair value is $19.22 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2015:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	55,680	$16.94
Granted	116,206	19.22
Non-vested at June 30, 2015	171,886	$18.48

The Trust recognized $0.3 million and $0.5 million of non-cash share unit compensation expense for the three and six month periods ended June 30, 2015. Unrecognized compensation expense at June 30, 2015 was $2.3 million.

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

The trust has two derivative instruments at June 30, 2015 consisting of (1) the embedded derivative detailed in the Redeemable Noncontrolling Interests — Operating Partnership and Partially Owned Properties section of Note 1 (Summary of Significant Accounting Policies) and (2) an interest rate swap.

Neither the embedded derivative nor the interest rate swap are traded on an exchange.  The Trust’s derivative liabilities are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Trust measures its derivatives at fair value on a recurring basis. The fair values are based on Level 2 inputs described above.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of June 30, 2015.

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

The following table presents the fair value of the Trust’s financial instruments (in thousands):

	June 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loans receivable	$25,320	$25,320	$15,876	$15,876
Credit facility	$(191,000)	$(191,000)	$(138,000)	$(138,000)
Mortgage debt	$(95,774)	$(96,198)	$(78,105)	$(78,642)
Derivative liabilities	$(3,477)	$(3,477)	$(233)	$(233)

Note 9—Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2015 through 2034. As of June 30, 2015, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2015	$47,348
2016	93,586
2017	91,325
2018	86,705
2019	82,470
Thereafter	552,802
Total	$954,236

Note 10—Rent Expense

The Trust leases the rights to a parking structure at one of its properties and the land upon which seven of its properties are located from third party land owners pursuant to separate ground and parking leases. The parking and ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 67 years remaining, excluding extension options. As of June 30, 2015, the future minimum lease obligations under non-cancelable parking and ground leases were as follows (in thousands):

2015	$809
2016	1,629
2017	1,666
2018	1,708
2019	1,751
Thereafter	32,831
Total	$40,394

Rent expense for the parking and ground leases of $0.4 million and $0.3 million for the three month periods ended June 30, 2015 and 2014, respectively, and $0.8 million and $0.4 million for the six month periods ended June 30, 2015 and 2014, respectively, are reported in operating expenses in the consolidated statements of operations.

Note 11—Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share. (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for earnings per share — basic:
Net income (loss)	$3,297	$(600)	$2,849	$(4,158)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(157)	123	(133)	654
Partially owned properties	(144)	(84)	(176)	(150)
Preferred distribution	(425)	—	(491)	—
Numerator for earnings per share — basic	$2,571	$(561)	$2,049	$(3,654)
Numerator for earnings per share — diluted:
Numerator for earnings per share — basic	$2,571	$(561)	$2,049	$(3,654)
Operating Partnership net income (loss)	157	—	133	—
Numerator for earnings per share — diluted	$2,728	$(561)	$2,182	$(3,654)
Denominator for earnings per share — basic and diluted:
Denominator for earnings per share — basic	70,376,959	26,163,982	68,026,278	23,744,730
Effect of dilutive securities:
Noncontrolling interest — Operating Partnership units	3,698,364	—	3,598,355	—
Restricted shares	169,425	—	196,470	—
Restricted share units	22,535	—	41,146	—
Denominator for earnings per share — diluted shares:	74,267,284	26,163,982	71,862,249	23,744,730
Earnings per share - basic	$0.04	$(0.02)	$0.03	$(0.15)
Earnings per share - diluted	$0.04	$(0.02)	$0.03	$(0.15)

Note 12—Subsequent Events

The Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Randall Road MOB — Suite 140 (2)	Elgin, IL	July 17, 2015	$1,750
Medical Specialists of Palm Beach	Atlantis, FL	July 24, 2015	11,051
Trios Health MOB	Kennewick, WA	July 31, 2015	64,000
OhioHealth — SW Health Center	Grove City, OH	July 31, 2015	11,460
			$88,261

(1)         “MOB” means medical office building.

(2)         The Trust acquired one condominium unit.  On June 30, 2015, the Trust acquired 14 of 19 condominium units.

On July 22, 2015, the Operating Partnership entered into an amendment to the existing Credit Agreement. Refer to Note 6 (Debt) for a further discussion of the amendment and the Credit Agreement.

On July 31, 2015, the Trust sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million and recognized a gain on the sale of approximately $146,000.

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

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. Our common shares are listed on the New York Stock Exchange, or NYSE, and we are included in the MSCI US REIT Index. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 9%. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

On July 22, 2015 the Trust amended and upsized its unsecured revolving credit facility (the “Amended Credit Facility”) to a maximum principal amount of $750 million and intends to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes. As of July 22, 2015, the Trust had $408 million of borrowing capacity based on the properties contributed to the borrowing base. The unsecured credit facility includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion. As of June 30, 2015, we had approximately $95.8 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and $191.0 million of outstanding borrowings under our unsecured credit facility.

The Amended Credit Facility has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Amended Credit Facility bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20%. In addition, the Amended Credit Facility includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under such facility. Moody’s announced on August 6, 2015, that it has provided an investment grade rating of Baa3 to Physicians Realty Trust. As a result, the Company expects to decrease its overall cost of capital due to an increased ability to borrow at reduced rates.

As of June 30, 2015, our portfolio consisted of 122 properties located in 23 states with approximately 4,454,640 net leasable square feet, which were approximately 94.6% leased with a weighted average remaining lease term of approximately 8.6 years and approximately 72.7% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $700 million to $900 million of real estate during 2015, including the 2015 acquisitions described in this report.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 83.4% of the annualized base rent payments from our properties as of June 30, 2015 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 11.4% of the annualized base rent payments from our properties as of June 30, 2015 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses, (e.g., property tax and insurance), to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2015, leases representing 1.0%, 4.1% and 5.4% of leasable square feet in our portfolio will expire in 2015, 2016 and 2017, respectively.

During the quarterly period ended March 31, 2015, we completed nine acquisitions of 23 operating healthcare properties located in nine states with approximately 913,327 net leasable square feet for an aggregate purchase price of approximately $234.1 million. On March 26, 2015, we sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million and recognized a loss on sale of approximately $15,000.

During the quarterly period ended June 30, 2015, we completed 13 acquisitions of 13 operating healthcare properties located in 11 states with approximately 460,857 net leasable square feet for an aggregate purchase price of approximately $148.0 million. In addition, we completed a $9.0 million mezzanine loan transaction on June 1, 2015. Second quarter acquisition activity is summarized below:

Property (1)	Location	Acquisition Date	Purchase Price (in thousands)
Premier Surgery Center of Louisville	Louisville, KY	April 10, 2015	$8,000
Baton Rouge MOB	Baton Rouge, LA	April 15, 2015	10,486
Healthpark Medical Center	Grand Blanc, MI	April 30, 2015	18,913
Plaza HCA MOB	Jacksonville, FL	April 30, 2015	19,000
Northern Ohio Medical Center	Sheffield, OH	May 28, 2015	11,236
University of Michigan — Northville MOB	Livonia, MI	May 29, 2015	14,750
Coon Rapids Medical Center	Coon Rapids, MN	June 1, 2015	7,298
Mezzanine Loan — UF Health MOB	Jacksonville, FL	June 1, 2015	9,000
Premier Landmark MOB	Bloomington, IN	June 5, 2015	11,308
Palm Beach ASC	Palm Beach, FL	June 26, 2015	14,070
Brookstone Physician Center	Jacksonville, AL	June 30, 2015	2,800
Jackson Woman’s Clinic	Jackson, TN	June 30, 2015	5,672
Hillside Medical Center	Hanover, PA	June 30, 2015	11,400
Randall Road MOB (2)	Elgin, IL	June 30, 2015	13,045
			$156,978

(1)         “MOB” means medical office building and “ASC” means ambulatory surgery center.

(2)         The Trust acquired 14 of 19 condominium units.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our initial public offering (the “IPO”) in July 2013 to approximately $1.2 billion as of June 30, 2015.

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.3 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 7, 2015, at the Annual Meeting of Shareholders of the Trust, our shareholders approved the Physicians Realty Trust 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides a convenient way for our employees to purchase our common shares at a discounted price, which gives employees a vested interest in our success and aligns their interests with that of our shareholders. The ESPP became effective on July 1, 2015 and the maximum number of our common shares that may be purchased under the ESPP is 250,000 common shares, subject to adjustment for stock dividends, stock splits or combinations of common shares.

On June 24, 2015, the Trust’s Board of Trustees authorized and the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended June 30, 2015. The distribution was paid on July 31, 2015 to common shareholders and OP Unit holders of record as of the close of business on July 17, 2015.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of June 30, 2015, own approximately 94.9% of the OP Units.

Recent Developments

Property Acquisitions and Divestiture

Since June 30, 2015, we completed four acquisitions of operating healthcare properties located in four states with approximately 251,911 net leasable square feet for an aggregate purchase price of approximately $88.3 million as summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Randall Road MOB — Suite 140 (2)	Elgin, IL	July 17, 2015	$1,750
Medical Specialists of Palm Beach	Atlantis, FL	July 24, 2015	11,051
Trios Health MOB	Kennewick, WA	July 31, 2015	64,000
OhioHealth — SW Health Center	Grove City, OH	July 31, 2015	11,460
			$88,261

(1)         “MOB” means medical office building.

(2)         The Trust acquired one condominium unit.  On June 30, 2015, the Trust acquired 14 of 19 condominium units.

On July 31, 2015, the Trust sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million and recognized a gain on the sale of approximately $146,000.

Entered into Definitive Agreements to Acquire Four Medical Office Facilities in Phoenix, Arizona

On August 6, 2015, the Company entered into four separate definitive agreements for the IMS Phoenix portfolio which consists of four medical office facilities in Phoenix, Arizona totaling 406,894 square feet.   The aggregate purchase price for the four Integrated Medical Services (“IMS”)  facilities is approximately $141 million, payable in a combination of cash and OP units.  The relative amounts of cash and OP units will be determined by the respective physician owners and sellers at the closing of the transaction. The four facilities are currently 96% leased in aggregate with IMS leasing 67% of the portfolio square footage, hospital systems leasing 23%, and independent physicians/providers leasing 6% of the rentable square footage.  The facilities are not encumbered by any debt and have a weighted average remaining lease term of approximately 9 years.

Each acquisition is subject to the receipt of lease extensions, a waiver of right of first refusal from one hospital system for an on-campus facility, and customary conditions to closing, including accuracy of representations and warranties and performance of covenants.

Upsized Revolving Credit Facility to $750 Million

On July 22, 2015, our Operating Partnership, as borrower, and we and certain subsidiaries and other affiliates of our Operating Partnership, as guarantors, entered into an amendment to the existing Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto (as amended, the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $400 million to $750 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion. See each of Note 6 to our consolidated financial statements included in Item 1 to this report and “Liquidity and Capital Resources” included in this Item 2 to this report for a further discussion of the amendment and the Credit Agreement.

Appointment of Deeni Taylor to Executive Vice President - Investments

The Company named Deeni Taylor to the newly created position of Executive Vice President-Investments, effective October 1, 2015.  Mr. Taylor will report directly to the Company’s President and Chief Executive Officer, John T. Thomas.

                Deeni Taylor comes to the Company from Indianapolis based Duke Realty, Inc. (NYSE:DRE), where he served as an Executive Vice President helping to lead Duke’s healthcare team since he joined that firm in 2006. Prior to his healthcare real estate career, Mr. Taylor enjoyed a 25-year hospital career. He served as Executive Vice President and Chief Strategy Officer for St. Vincent Health, an Ascension Health Ministry, including 16 hospitals serving central Indiana. He also served as President of UNITY Health Management Services in Birmingham, Alabama and worked for Ascension’s St. Vincent’s Hospital in Birmingham, Alabama as the Vice President of Planning and Marketing. Prior to that, Mr. Taylor worked for St. Joseph Hospital in Augusta, Georgia, where he served as Vice President Ancillary Services.

A graduate of Purdue University, with a B.S. in Pharmacy, and Central Michigan University with a Masters in Science Administration, Mr. Taylor is a member of the Urban Land Institute and serves on its Healthcare and Life Science Council. He is a member of the Healthcare Real Estate Insights Editorial Board and a past Diplomat in American College of Healthcare Executives. Mr. Taylor has served on Peyton Manning’s PeyBack Foundation since 2001.

Revenues

Revenues consist primarily of the rental revenues and property operating expense recoveries we collect from tenants pursuant to our leases. Additionally, we recognize certain cash and non-cash revenues. These cash and non-cash revenues are highlighted below.

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants, straight-lining of contractual rents and below-market lease amortization reduced by lease inducement amortization and above-market lease amortization.

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

Interest income on real estate loans and other. Represents interest income on a mezzanine loan, term loan, note receivable, income generated on tenant improvements, change in fair value of derivative liabilities and other. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks.

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

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The following table summarizes our results of operations for the three months ended June 30, 2015 and the three months ended June 30, 2014 (in thousands):

	2015	2014	Change	%
Revenues:
Rental revenues	$23,625	$10,241	$13,384	130.7
Expense recoveries	4,908	1,020	3,888	381.2
Interest income on real estate loans and other	1,150	186	964	518.3
Total revenues	29,683	11,447	18,236	159.3
Expenses:
Interest expense	2,193	1,657	536	32.3
General and administrative	3,989	2,408	1,581	65.7
Operating expenses	7,304	2,227	5,077	228.0
Depreciation and amortization	10,351	3,736	6,615	177.1
Acquisition expenses	2,575	2,045	530	25.9
Total expenses	26,412	12,073	14,339	118.8
Income (loss) before equity in income of unconsolidated entity and loss on sale of investment properties:	3,271	(626)	3,897	(622.5)
Equity in income of unconsolidated entity	26	26	—	0.0
Net income (loss)	$3,297	$(600)	$3,897	(649.5)

Revenues

Total revenues increased $18.2 million, or 159.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $13.4 million, or 130.7%, from $10.2 million for the three months ended June 30, 2014 to $23.6 million for the three months ended June 30, 2015. The increase in rental revenues primarily resulted from our 2015 and 2014 acquisitions which resulted in additional rental revenue of $5.3 million and $7.9 million, respectively.

Expense recoveries. Expense recoveries increased $3.9 million, or 381.2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in expense recoveries primarily resulted from our 2015 and 2014 acquisitions which resulted in additional expense recoveries of $1.8 million and $2.1 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.0 million, or 518.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. A $0.3 million increase is due to interest on an $8.6 million term loan transaction completed on November 26, 2014 and a $9.0 million mezzanine loan transaction completed on June 1, 2015, a $0.3 million increase is due to amortization income and an increase of $0.4 million is due to other items.

Expenses

Total expenses increased by $14.3 million, or 118.8%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended June 30, 2015 was $2.2 million compared to $1.7 million for the three months ended June 30, 2014, representing an increase of $0.5 million, or 32.3%.  An increase of $0.2 million was the result of an increase in interest on new mortgage debt and an increase of $0.3 million resulted from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit.

General and administrative. General and administrative expenses increased $1.6 million or 65.7%, from $2.4 million during the three months ended June 30, 2014 to $4.0 million during the three months ended June 30, 2015. The increase included salaries and benefits of $1.4 million (including non-cash share compensation of $0.3 million), other administrative costs of $0.3 million and partially offset by a $0.1 million decrease in professional fees.

Operating expenses. Operating expenses increased $5.1 million or 228.0%, from $2.2 million during the three months ended June 30, 2014 to $7.3 million during the three months ended June 30, 2015. The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional operating expenses of $2.5 million and $2.6 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $6.6 million, or 177.1%, from $3.7 million during the three months ended June 30, 2014 to $10.3 million during the three months ended June 30, 2015. The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional depreciation and amortization of $3.3 million and $3.3 million, respectively.

Acquisition expenses. Acquisition expenses increased $0.5 million, or 25.9%, from $2.0 million during the three months ended June 30, 2014 to $2.6 million during the three months ended June 30, 2015. During the three months ended June 30, 2015 and 2014, we acquired $112.4 million and $52.1 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is not significant.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The following table summarizes our results of operations for the six months ended June 30, 2015 and the six months ended June 30, 2014 (in thousands):

	2015	2014	Change	%
Revenues:
Rental revenues	$43,966	$17,049	$26,917	157.9
Expense recoveries	8,444	2,090	6,354	304.0
Interest income on real estate loans and other	1,757	340	1,417	416.8
Total revenues	54,167	19,479	34,688	178.1
Expenses:
Interest expense	3,903	2,938	965	32.8
General and administrative	7,341	4,422	2,919	66.0
Operating expenses	13,013	3,836	9,177	239.2
Depreciation and amortization	18,591	6,152	12,439	202.2
Acquisition expenses	8,507	6,332	2,175	34.3
Total expenses	51,355	23,680	27,675	116.9
Income (loss) before equity in income of unconsolidated entity and loss on sale of investment properties:	2,812	(4,201)	7,013	(166.9)
Equity in income of unconsolidated entity	52	43	9	20.9
Loss on sale of investment properties	(15)	—	(15)	NM
Net income (loss)	$2,849	$(4,158)	$7,007	(168.5)

NM = Not Meaningful

Revenues

Total revenues increased $34.7 million, or 178.1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $26.9 million, or 157.9%, from $17.0 million for the six months ended June 30, 2014 to $44.0 million for the six months ended June 30, 2015. The increase in rental revenues primarily resulted from our 2015 and 2014 acquisitions which resulted in additional rental revenue of $7.4 million and $19.4 million, respectively.

Expense recoveries. Expense recoveries increased $6.4 million, or 304.0%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in expense recoveries primarily resulted from our 2015 and 2014 acquisitions which resulted in additional expense recoveries of $2.5 million and $4.0 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. A $0.5 million increase is due to interest on an $8.6 million term loan transaction completed on November 26, 2014 and a $9.0 million mezzanine loan transaction completed on June 1, 2015, a $0.4 million increase is due to amortization income and an increase of $0.5 million is due to other items.

Expenses

Total expenses increased by $27.7 million, or 116.9%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. An analysis of selected expenses follows.

Interest expense. Interest expense for the six months ended June 30, 2015 was $3.9 million compared to $2.9 million for the six months ended June 30, 2014, representing an increase of $1.0 million, or 32.8%. An increase of $0.4 million was the result of an increase in interest on new mortgage debt and an increase of $0.6 million resulted from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit.

General and administrative. General and administrative expenses increased $2.9 million or 66.0%, from $4.4 million during the six months ended June 30, 2014 to $7.3 million during the six months ended June 30, 2015. The increase included salaries and benefits of $2.6 million (including non-cash share compensation of $0.6 million), other administrative costs of $0.7 million and partially offset by a $0.4 million decrease in professional fees.

Operating expenses. Operating expenses increased $9.2 million or 239.2%, from $3.8 million during the six months ended June 30, 2014 to $13.0 million during the six months ended June 30, 2015. The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional operating expenses of $3.5 million and $5.9 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $12.4 million, or 202.2%, from $6.2 million during the six months ended June 30, 2014 to $18.6 million during the six months ended June 30, 2015. The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional depreciation and amortization of $4.5 million and $8.0 million, respectively.

Acquisition expenses. Acquisition expenses increased $2.2 million, or 34.3%, from $6.3 million during the six months ended June 30, 2014 to $8.5 million during the six months ended June 30, 2015. During the six month periods ended June 30, 2015 and 2014, we acquired $336.5 million and $113.2 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is not significant.

Loss on sale of investment property. On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million.

Cash Flows

Six months ended June 30, 2015 compared to Six months ended June 30, 2014 (in thousands):

	2015	2014
Cash provided by operating activities	$22,460	$3,911
Cash used in investing activities	(352,024)	(216,546)
Cash provided by financing activities	336,190	162,854
Increase (decrease) in cash and cash equivalents	$6,626	$(49,781)

Cash flows from operating activities. Cash flows provided by operating activities was $22.5 million during the six months ended June 30, 2015 compared to $3.9 million during the six months ended June 30, 2014, representing an increase of $18.5 million. This change is attributable to the increased operating cash flows resulting from our 2015 and 2014 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $352.0 million during the six months ended June 30, 2015 compared to cash flows used in investing activities of $216.5 million during the six months ended June 30, 2014, representing a change of $135.5 million. The increase in cash flows used in investing activities was primarily attributable to our $128.0 million increase in acquisition activity over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $336.2 million during the six months ended June 30, 2015 compared to cash flows provided by financing activities of $162.9 million during the six months ended June 30, 2014, representing an increase of $173.3 million. The 2015 activity was primarily attributable to the January 21, 2015 follow-on public offering of 18,975,000 common shares and the at-the-market offering, resulting in net proceeds of $318.0 million and $191.0 million of proceeds from the credit facility. These were partially offset by the $138.0 million payoff of our revolving credit facility and $31.6 million of dividends paid.

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

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$3,297	$(600)	$2,849	$(4,158)
Preferred distributions	(425)	—	(491)	—
Depreciation and amortization expense	10,351	3,736	18,591	6,152
Loss on the sale of investment property	—	—	15	—
FFO	$13,223	$3,136	$20,964	$1,994
FFO per share and OP unit	$0.18	$0.10	$0.29	$0.07
Net change in fair value of derivative	(141)	(31)	(154)	(72)
Acquisition-related expenses	2,575	2,045	8,507	6,332
Normalized FFO	$15,657	$5,150	$29,317	$8,254
Normalized FFO per share and OP unit	$0.21	$0.17	$0.41	$0.30

Weighted average number of common shares and OP units outstanding	74,446,611	30,297,122	71,982,290	27,799,748

Net Operating Income (NOI), Cash NOI and Same-Property Cash NOI

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

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above and below market leases and other non-cash and normalizing items. Other non-cash and normalizing items include items such as the amortization of lease inducements and payments received from seller master leases and rent abatements. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. Our use of the term Cash NOI may not be comparable to that of other real estate companies as such other companies may have different methodologies for computing this amount.

Same-Property Cash NOI is Cash NOI for the same-store portfolio which consists of properties held by us for the entire preceding year and not currently slated for disposition.  We do not measure Same-Property Cash NOI on a year-to-date basis.  In a year-to-date period the same-store portfolio would be different than the same-store portfolio used in any individual quarter resulting in Same-Property Cash NOI information that is not indicative of the Same-Property Cash NOI from the current same-store portfolio.

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI and Same-Property Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$3,297	$(600)	$2,849	$(4,158)
General and administrative	3,989	2,408	7,341	4,422
Acquisition-related expenses	2,575	2,045	8,507	6,332
Depreciation and amortization	10,351	3,736	18,591	6,152
Interest expense	2,193	1,657	3,903	2,938
Net change in the fair value of derivative	(141)	(31)	(154)	(72)
Loss on the sale of investment properties	—	—	15	—
NOI	$22,264	$9,215	$41,052	$15,614

NOI	$22,264	$9,215	$41,052	$15,614
Straight-line rent adjustments	(1,877)	(933)	(3,889)	(1,585)
Amortization of acquired above/below market leases	385	72	607	118
Amortization of lease inducements	138	34	257	68
Seller master lease and rent abatement payments	270	—	781	—
Cash NOI	$21,180	$8,388	$38,808	$14,287

Cash NOI	$21,180	$8,388
Non-same-property cash NOI	(13,268)	(653)
Same-Property Cash NOI	$7,912	$7,735

Same-Property Cash NOI increased $0.2 million to $7.9 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  The increase was primarily the result of a $0.3 million increase in rental revenue from rent escalations which was partially offset by a $0.1 million increase in operating expenses.

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

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$3,297	$(600)	$2,849	$(4,158)
Depreciation and amortization	10,351	3,736	18,591	6,152
Interest expense	2,193	1,657	3,903	2,938
Net change in fair value of derivative	(141)	(31)	(154)	(72)
EBITDA	$15,700	$4,762	$25,189	$4,860
Acquisition-related expenses	2,575	2,045	8,507	6,332
Non-cash share compensation	903	486	1,606	759
Adjusted EBITDA	$19,178	$7,293	$35,302	$11,951

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

As of June 30, 2015, we had a total of $22.5 million of cash and cash equivalents and $136.7 million of near-term availability on our unsecured revolving credit facility. Also, we had an additional $72.3 million of availability under our unsecured revolving credit facility as of June 30, 2015 which is subject to customary property underwriting standards. We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents (the “ATM Program”) pursuant to the effective shelf registration statement on Form S-3 (File No. 333-197842) (the “Shelf Registration Statement”). In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) pursuant to Rule 424(b) of the Securities Act. During the quarterly period ended March 31, 2015, we sold 247,397 common shares pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.1 million, before $0.1 million in commissions. During the quarterly period ended June 30, 2015, the Trust sold 1,007,695 common shares pursuant to the ATM Program, at a weighted average price of $16.56 per share resulting in total proceeds of approximately $16.7 million, before $0.2 million in commissions. As of June 30, 2015, we have approximately $73.5 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. During the quarterly period ended March 31, 2015, we issued 3,841 common shares under our DRIP. During the quarterly period ended June 30, 2015, we issued 3,384 common shares under our DRIP.

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option,

resulting in net proceeds to us of approximately $297.3 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 7, 2015, at the Annual Meeting of Shareholders of the Trust, our shareholders approved the ESPP. The ESPP provides a convenient way for our employees to purchase our common shares at a discounted price, which gives employees a vested interest in our success and aligns their interests with that of our shareholders. The ESPP became effective on July 1, 2015 and the maximum number of our common shares that may be purchased under the ESPP is 250,000 common shares, subject to adjustment for stock dividends, stock splits or combinations of common shares.

On July 22, 2015, the Operating Partnership, as borrower, and the Company and certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, entered into an amendment to the existing Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto (as amended, the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $400 million to $750 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Company to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate equal to LIBOR plus 1.50% to 2.20%.  These interest rates may be subject to adjustment in the event the Company achieves at least one investment grade rating from a nationally recognized ratings agency. In addition, the Credit Agreement includes an unused fee equal to 0.15% or 0.25% per annum, which is determined by usage under the Credit Agreement.  Moody’s announced on August 6, 2015, that it has provided an investment grade rating of Baa3 to Physicians Realty Trust. As a result, the Company expects to decrease its overall cost of capital due to an increased ability to borrow at reduced rates.

Any additional indebtedness incurred or issued by us may be secured or unsecured, may have a short, medium, or long term fixed or variable interest rate and may be subject to other terms and conditions. We may also enter into financing arrangements on terms that we might not otherwise accept if we were in need of liquidity and had limited options.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2015, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet debt.

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

The variable rate component of our consolidated indebtedness at June 30, 2015 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at June 30, 2015, would increase by approximately $2.0 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at June 30, 2015, would decrease by approximately $2.0 million annually.

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

Indebtedness

As of June 30, 2015, we had total consolidated indebtedness of approximately $286.0 million. The weighted average interest rate on our consolidated indebtedness was 2.88% (based on the 30-day LIBOR rate as of June 30, 2015, of 0.186%). As of June 30, 2015, we had approximately $195.3 million, or approximately 68%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2015.

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Senior Secured Revolving Credit Facility	$191,000	Floating	LIBOR + 1.5%		09/18/18
Canton Medical Office Building(1)	6,154	Fixed	5.94%		06/06/17
Firehouse Square	2,732	Fixed	6.58%		09/06/17
Hackley Medical Center	5,340	Fixed	5.93%		01/06/17
MeadowView Professional Center	10,317	Fixed	5.81%		06/06/17
Mid Coast Hospital Medical Office Building(2)	7,764	Fixed	4.82	%(3)	05/16/16
Remington Medical Commons	4,331	Floating	LIBOR + 2.75%		09/28/17
Valley West Hospital Medical Office Building	4,823	Fixed	4.83%		12/01/20
Oklahoma City, OK Medical Office Building	7,561	Fixed	4.71%		01/10/21
Crescent City Surgical Center	18,750	Fixed	5.00%		01/23/19
San Antonio, TX Hospital	9,455	Fixed	5.00	%(4)	06/26/22
Savage Medical Office Building	5,824	Fixed	5.50%		02/01/22
Plaza HCA MOB	11,931	Fixed	6.13%		08/01/17

Total principal	285,982
Unamortized fair value adjustment	792
Total mortgage debt	$286,774

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

Item 4.                                 Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of June 30, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 6.                                 Exhibits

Exhibit No.	Description
10.1	Physicians Realty Trust 2015 Employee Stock Purchase Plan*
10.2(1)

Second Amendment to Credit Agreement, dated as of July 22, 2015, among Physicians Realty L.P., Physicians Realty Trust and certain subsidiaries and other affiliates party thereto, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, and the lenders party thereto (including the conformed copy of the Credit Agreement as on exhibit thereto)

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

(1)                                 Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: August 10, 2015	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2015	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)