Form 10-Q
period 2015-09-30
Physicians Realty Trust
filed 2015-11-09
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of the Registrant’s common shares outstanding as of November 2, 2015 was 71,354,681.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2015

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and, thus, you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our limited operating history;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentrations in Texas and metro Atlanta, Georgia causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and complete acquisitions;

•	competition for investment opportunities;

•	our failure to successfully develop, integrate and operate acquired properties and operations;

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (or GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to qualify and maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	higher market interest rates;

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A. (Risk Factors) of this report and Part I, Item 1A. (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Annual Report").

In this report, the terms “we,” “us,” “our,” “our company,” the “Trust,” the “Company,” and “Physicians Realty” refer to Physicians Realty Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including Physicians Realty L.P., a Delaware limited partnership, which we refer to in this report as our “Operating Partnership,” and the historical business and operations of four healthcare real estate funds that we have classified for accounting purposes as our “Predecessor” and which we sometimes refer to as the “Ziegler Funds.” In this report, the term "OP Units" refers to partnership interests in the Operating Partnership and the term "Series A Preferred Units" refers to Series A Participating Redeemable Preferred Units of the Operating Partnership, which have priority over the OP Units with respect to distributions and liquidation.

PART I.                          Financial Information
Item 1.                                 Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$123,240	$79,334
Building and improvements	1,167,768	644,086
Tenant improvements	8,524	5,614
Acquired lease intangibles	176,087	72,985
	1,475,619	802,019
Accumulated depreciation	(75,930)	(45,569)
Net real estate property	1,399,689	756,450
Real estate loans receivable	28,979	15,876
Investment in unconsolidated entity	1,323	1,324
Net real estate investments	1,429,991	773,650
Cash and cash equivalents	4,718	15,923
Tenant receivables, net	3,047	1,324
Deferred costs, net	7,118	4,870
Other assets	33,951	15,806
Total assets	$1,478,825	$811,573
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$473,000	$138,000
Mortgage debt	95,195	78,105
Accounts payable	1,393	700
Dividends payable	17,059	16,548
Accrued expenses and other liabilities	19,038	6,140
Acquired lease intangibles, net	5,053	2,871
Total liabilities	610,738	242,364

Redeemable noncontrolling interest - Operating Partnership and partially owned properties	11,719	—

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 71,040,502 and 50,640,863 common shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	713	510
Additional paid-in capital	904,939	586,017
Accumulated deficit	(94,370)	(51,797)
Total shareholders’ equity	811,282	534,730
Noncontrolling interests:
Operating Partnership	43,737	33,727
Partially owned properties	1,349	752
Total noncontrolling interests	45,086	34,479
Total equity	856,368	569,209
Total liabilities and equity	$1,478,825	$811,573
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$28,145	$12,506	$72,111	$29,555
Expense recoveries	5,821	1,355	14,265	3,445
Interest income on real estate loans and other	904	300	2,661	640
Total revenues	34,870	14,161	89,037	33,640
Expenses:
Interest expense	3,341	1,911	7,244	4,849
General and administrative	4,018	4,445	11,359	8,867
Operating expenses	7,966	2,531	20,979	6,367
Depreciation and amortization	12,476	4,413	31,067	10,565
Acquisition expenses	3,257	2,922	11,764	9,254
Impairment loss	—	250	—	250
Total expenses	31,058	16,472	82,413	40,152
Income (loss) before equity in income of unconsolidated entity, gain on sale of investment properties, and noncontrolling interests:	3,812	(2,311)	6,624	(6,512)
Equity in income of unconsolidated entity	26	26	78	69
Gain on sale of investment properties	145	34	130	34
Net income (loss)	3,983	(2,251)	6,832	(6,409)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(200)	233	(333)	887
Partially owned properties	(79)	(76)	(255)	(226)
Net income (loss) attributable to controlling interest	3,704	(2,094)	6,244	(5,748)
Preferred distributions	(300)	—	(791)	—
Net income (loss) attributable to common shareholders	$3,404	$(2,094)	$5,453	$(5,748)
Net income (loss) per share:
Basic	$0.05	$(0.06)	$0.08	$(0.21)
Diluted	$0.05	$(0.06)	$0.08	$(0.21)
Weighted average common shares:
Basic	71,034,747	36,313,644	69,040,121	27,980,408
Diluted	75,104,821	36,313,644	73,040,846	27,980,408

Dividends and distributions declared per common share and OP Unit	$0.225	$0.225	$0.675	$0.675

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Balance at January 1, 2015	$510	$586,017	$(51,797)	$534,730	$33,727	$752	$34,479	$569,209
Net proceeds from sale of common shares	202	317,968	—	318,170	—	—	—	318,170
Restricted share award grants, net	1	2,333	(106)	2,228	—	—	—	2,228
Purchase of OP Units	—	—	—	—	(253)	—	(253)	(253)
Conversion of OP Units	—	171	—	171	(171)	—	(171)	—
Dividends/distributions declared	—	—	(47,920)	(47,920)	(2,514)	—	(2,514)	(50,434)
Preferred distribution	—	—	(791)	(791)	—	—	—	(791)
Issuance of OP Units in connection with acquisition	—	—	—	—	10,973	—	10,973	10,973
Contribution	—	—	—	—	—	500	500	500
Distributions	—	—	—	—	—	(158)	(158)	(158)
Change in market value of Redeemable Noncontrolling Interests in Operating Partnership	—	92	—	92	—	—	—	92
Net income	—	—	6,244	6,244	333	255	588	6,832
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(1,642)	—	(1,642)	1,642	—	1,642	—
Balance at September 30, 2015	$713	$904,939	$(94,370)	$811,282	$43,737	$1,349	$45,086	$856,368

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$6,832	$(6,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	31,067	10,565
Amortization of deferred financing costs	953	626
Accelerated amortization of deferred financing costs	—	141
Amortization of lease inducements and above/below market lease intangibles	1,559	331
Straight-line rental revenue/expense	(6,262)	(2,785)
Amortization of above market assumed debt	(114)	—
Gain on sale of investment properties	(130)	(34)
Equity in income of unconsolidated entity	(78)	(69)
Distribution from unconsolidated entity	79	45
Change in fair value of derivatives	(116)	(138)
Provision for bad debts	26	5
Non-cash share compensation	2,929	1,681
Ziegler shared service amendment payment	—	1,800
Impairment on investment property	—	250
Change in operating assets and liabilities:
Tenant receivables	(2,448)	(521)
Other assets	(1,268)	(1,285)
Accounts payable	693	(203)
Accrued expenses and other liabilities	7,929	3,445
Net cash provided by operating activities	41,651	7,445
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	3,039	235
Acquisition of investment properties, net	(629,888)	(404,715)
Capital expenditures on existing investment properties	(3,974)	(551)
Real estate loans receivable	(12,404)	(6,836)
Note receivable	(4,123)	—
Leasing commissions	(278)	(5)
Lease inducements	(2,478)	(1,532)
Net cash used in investing activities	(650,106)	(413,404)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	318,170	295,610
Proceeds from credit facility borrowings	473,000	286,200
Payment on credit facility borrowings	(138,000)	(216,200)
Proceeds from issuance of mortgage debt	—	26,550
Principal payments on mortgage debt	(1,486)	(1,234)
Debt issuance costs	(3,029)	(3,848)
Dividends paid - shareholders	(47,665)	(17,443)
Distributions to noncontrolling interest - Operating Partnership	(2,374)	(2,665)
Preferred distributions paid - OP Unit holder	(360)	—
Distributions to noncontrolling interest - partially owned properties	(158)	(143)
Purchase of OP Units	(253)	—
Common shares repurchased and retired	(595)	(321)
Net cash provided by financing activities	597,250	366,506
Net decrease in cash and cash equivalents	(11,205)	(39,453)
Cash and cash equivalents, beginning of period	15,923	56,478
Cash and cash equivalents, end of period	$4,718	$17,025
Supplemental disclosure of cash flow information - interest paid during the period	$6,010	$4,113
Supplemental disclosure of noncash activity - assumed debt	$18,690	$15,283
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$20,677	$28,589
Supplemental disclosure of noncash activity - contingent consideration	$550	$840
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2015, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission” or the “SEC”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

2015 Equity Offerings

On January 21, 2015, the Trust completed a follow-on public offering of 18,975,000 common shares at $16.40 per share, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $297.3 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 18,975,000 partnership interests in the Operating Partnership (“OP Units”), and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the Trust’s unsecured revolving credit facility and for general corporate purposes, including working capital and investment in real estate.

On October 19, 2015, the Trust completed a follow-on public offering of 15,812,500 common shares at $15.00 per share, including 2,062,500 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $226.3 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 15,812,500 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay a portion of the outstanding indebtedness under the Trust's unsecured revolving credit facility and for general corporate purposes, including working capital and investment in real estate.

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

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2015	247,397	$16.96	$4,140
Quarterly period ended June 30, 2015	1,007,695	16.56	16,438
Quarterly period ended September 30, 2015	—	—	—
Year to date	1,255,092	$16.63	$20,578

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2015 and 2014 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015.

Principles of Consolidation

GAAP requires the Trust to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Trust consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Trust may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

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

Noncontrolling Interests

The portion of equity held by minority interests in entities controlled (and thus consolidated) by the Trust is presented within the consolidated balance sheets as a component of consolidated equity, separate from the Trust's total shareholders' equity.

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

During the three months ended September 30, 2015, the Operating Partnership partially funded a property acquisition by issuing an aggregate of 16,866 OP Units valued at approximately $0.2 million. The acquisition had a total purchase price of approximately $11.2 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of September 30, 2015, the Trust held a 94.9% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

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

Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties

On February 5, 2015, the Trust entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. Holders of Series A Preferred Units are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. The holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to February 5, 2016. In addition, Series A Preferred Units are redeemable at the option of the holders which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares. Due to the redemption rights associated with the Series A Preferred Units, the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheet.

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

The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or their redemption value.

Dividends and Distributions

On September 28, 2015, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2015. The distribution was paid on October 30, 2015 to common shareholders and OP Unit holders of record as of the close of business on October 16, 2015.

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

The determination of fair value involves the use of significant judgment and estimation. The Trust makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and may include the assistance of a third party appraiser. The Trust estimates the fair value of buildings acquired on an "as-if-vacant" basis and depreciates the building value over the estimated remaining life of the building. The Trust determines the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within the Trust’s portfolio.

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

The values assigned to all lease intangible assets and liabilities are amortized to amortization expense over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off, net of any required lease termination payments.

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

The Trust did not record impairment charges in the three and nine month periods ended September 30, 2015. For the three and nine month periods ended September 30, 2014, the Trust recognized $0.3 million of an impairment loss on a medical office building in Pickerington, OH.

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

Real Estate Loans Receivable

Real estate loans receivable consists of three mezzanine loans and a term loan. Each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the term loan is secured by an equity interest in one medical office building development. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Trust’s consolidated statement of operations.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $12.8 million and $6.4 million as of September 30, 2015 and December 31, 2014, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

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

Income Taxes

The Trust elected to be taxed as a REIT for federal tax purposes commencing with the filing of its tax return for the short taxable year ending December 31, 2013. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to continue to operate in such a manner as to continue qualifying for treatment as a REIT. Even if the Trust continues to qualify for taxation as a REIT, the Trust may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenue and expenses reported in the period. Significant estimates are made for the fair value assessments with respect to purchase price allocations, impairment assessments, stock-based compensation, and the valuation of financial instruments. Actual results could differ from these estimates.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is permitted for reporting periods beginning after December 15, 2016. The Trust is currently evaluating the impact the adoption of Topic 606 will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-2, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Trust is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company will adopt ASU 2015-3 on January 1, 2016, and it is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update requires that acquiring entities in a business combination recognize adjustments to provisional amounts identified in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. Adjustments related to previous reporting periods must be disclosed by income statement line item, either on the face of the income statement or in the notes, in the period for which the adjustment was identified. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect ASU 2015-16 to have a material impact on the Company's consolidated financial statements and disclosures.

Note 3. Acquisitions and Dispositions

During the nine months ended September 30, 2015, the Trust completed acquisitions of 47 operating healthcare properties located in 18 states for an aggregate purchase price of approximately $676.0 million. In addition, the Trust completed a $9.0 million mezzanine loan transaction on June 1, 2015 and a $3.1 million mezzanine loan transaction on August 21, 2015.

Investment activity for the three months ended September 30, 2015 is summarized below:

Property (1)	Location	Acquisition Date	Purchase Price (in thousands)
Randall Road MOB - Suite 140 (2)	Elgin, IL	July 17, 2015	$1,750
Medical Specialists of Palm Beach (2)	Atlantis, FL	July 24, 2015	11,051
Trios Health MOB (2)	Kennewick, WA	July 31, 2015	64,000
OhioHealth - SW Health Center (2)	Grove City, OH	July 31, 2015	11,460
Integrated Medical Services (IMS) Portfolio
IMS - Paradise Valley MOB (2)	Phoenix, AZ	August 14, 2015	31,814
IMS - Avondale MOB (2)	Avondale, AZ	August 19, 2015	22,144
IMS - Palm Valley MOB (2)	Goodyear, AZ	August 19, 2015	35,184
IMS - North Mountain MOB (2)	Phoenix, AZ	August 31, 2015	51,740
Warm Springs Rehab Hospital Mezz Loan (3)	Kyle, TX	August 21, 2015	3,138
Memorial Hermann Medical Complex (2 MOBs) (2)	Katy, TX	September 1, 2015	40,400
New Albany Medical Center (2) (4)	New Albany, OH	September 9, 2015	11,200
Fountain Hills Medical Campus (2)	Fountain Hills, AZ	September 30, 2015	13,250
			$297,131

(1)	“MOB” means medical office building.

(2)	The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $3.3 million.

(3)
The Trust made a $3.1 million mezzanine term loan to partially fund the borrower's acquisition of the 54,500 square foot Warm Springs Rehabilitation Hospital in Kyle, Texas. The mezzanine loan is collateralized by an equity interest in the property and accrues interest at a rate of 8.5% per year. The Trust has an option to purchase the property.

(4)	The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 16,866 OP Units valued at approximately $0.2 million in the aggregate on the date of issuance.

     For the three months ended September 30, 2015, the Trust recorded revenues and net income from its 2015 acquisitions of $13.0 million and $3.8 million, respectively. For the nine months ended September 30, 2015, the Trust recorded revenues and net income from its 2015 acquisitions of $23.1 million and $5.7 million, respectively.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Trust determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$21,075	$10,401	$13,199	$44,675
Building and improvements	175,050	113,411	238,209	526,670
In-place lease intangible	32,398	13,651	31,125	77,174
Above market in-place lease intangible	3,679	7,950	2,288	13,917
Below market in-place lease intangible	(315)	(258)	(2,052)	(2,625)
Below market in-place ground lease	158	1,482	11,230	12,870
Lease inducement	462	1,983	33	2,478
Contingent consideration	(1,482)	—	—	(1,482)
Receivables	3,564	—	—	3,564
Debt assumed	(6,323)	(12,367)	—	(18,690)
Issuance of OP Units	(7,314)	(3,420)	(239)	(10,973)
Issuance of Series A Preferred Units	(9,704)	—	—	(9,704)
Noncontrolling interest	(5,508)	—	—	(5,508)
Net assets acquired	$205,740	$132,833	$293,793	$632,366

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Unaudited Pro Forma Financial Information

The following table illustrates the effect on net income, earnings per share - basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$38,473	$21,134	$113,673	$81,413
Net income	8,680	838	25,672	6,339
Net income available to common shareholders	8,161	646	24,118	5,560
Earnings per share	$0.11	$0.01	$0.34	$0.08
Common shares outstanding	71,320,174	71,320,174	71,320,174	71,320,174

Dispositions

On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million and recognized a loss on the sale of approximately $15,000.

On July 31, 2015, the Trust sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million and recognized a gain on the sale of approximately $0.1 million.

Due to the Trust’s adoption of Accounting Standards Update 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”), which raises the threshold for disposals to qualify as discontinued operations, the Trust did not report these dispositions as discontinued operations.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$141,139	$(21,525)	$119,614	$64,777	$(12,213)	$52,564
Above market leases	21,366	(2,249)	19,117	7,449	(578)	6,871
Leasehold interest	712	(49)	663	759	(5)	754
Below market ground lease	12,870	(37)	12,833	—	—	—
Total	$176,087	$(23,860)	$152,227	$72,985	$(12,796)	$60,189
Liability
Below market lease	$4,955	$(587)	$4,368	$2,330	$(156)	$2,174
Above market ground lease	701	(16)	685	701	(4)	697
Total	$5,656	$(603)	$5,053	$3,031	$(160)	$2,871

The following is a summary of the acquired lease intangible amortization for the three and nine month periods ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense related to in-place leases	$4,253	$1,002	$10,124	$2,724
Decrease of rental income related to above-market leases	742	86	1,671	205
Decrease of rental income related to leasehold interest	15	—	44	—
Increase of rental income related to below-market leases	167	9	431	10
Decrease of operating expense related to above market ground leases	4	—	12	—
Increase in operating expense related to below market ground lease	32	—	37	—

Future aggregate net amortization of the acquired lease intangibles as of September 30, 2015, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2015	$(641)	$4,896
2016	(2,523)	18,904
2017	(1,969)	16,991
2018	(1,662)	15,545
2019	(1,504)	12,484
Thereafter	(7,113)	62,942
Total	$(15,412)	$131,762

As of September 30, 2015, the weighted average amortization period for asset lease intangibles and liability lease intangible is seven and 12 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Straight line rent receivable	$12,809	$6,431
Lease inducements, net	5,073	2,845
Escrows	5,179	1,906
Earnest deposits	1,333	2,343
Note receivable	4,168	—
Prepaid expenses and other	5,389	2,281
Total	$33,951	$15,806

Note 6. Debt

The following is a summary of debt as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Mortgage notes, bearing fixed interest from 4.71% to 6.58%, with a weighted average interest rate of 5.39%, and due in 2016, 2017, 2019, 2020, 2021 and 2022 collateralized by 11 properties with a net book value of $146,650.	$90,164	$73,706
Mortgage note, bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $6,058.	4,297	4,399
Total mortgage debt	94,461	78,105
$750 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2019.	473,000	138,000
Total principal	567,461	216,105
Unamortized fair value adjustment	734	—
Total debt	$568,195	$216,105

On July 22, 2015, the Operating Partnership, as borrower, and the Trust and certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, entered into an amendment to the existing Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto (as amended, the “Credit Agreement”) which increased the maximum principal amount available under the unsecured revolving credit facility from $400 million to $750 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust's credit rating, currently equal to LIBOR plus 1.20%. In addition, the Credit Agreement includes a facility fee equal to 0.25% per annum, which is determined by the Trust's investment grade rating under the Credit Agreement.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2015, the Trust was in compliance with all financial covenants.

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

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the investment grade rating of the Trust, the Operating Partnership and its subsidiaries as follows:

Credit Rating	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
At Least A- or A3	LIBOR + 0.85%	—%
At Least BBB+ or BAA1	LIBOR + 0.90%	—%
At Least BBB or BAA2	LIBOR + 1.00%	0.10%
At Least BBB- or BAA3	LIBOR + 1.20%	0.20%
Below BBB- or BAA3	LIBOR + 1.55%	0.60%

As of September 30, 2015, there were $473.0 million of borrowings outstanding under the unsecured revolving credit facility and $178.0 million available for the Trust to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. Also, the Trust had an additional $99.0 million of availability under its unsecured revolving credit facility as of September 30, 2015 which is subject to customary property underwriting standards.

Certain properties have mortgage debt that contains financial covenants. As of September 30, 2015, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of September 30, 2015, are as follows (in thousands):

2015	$560
2016	9,752
2017	40,629
2018	1,265
2019	493,081
Thereafter	22,174
Total Payments	$567,461

As of September 30, 2015, we had total consolidated indebtedness of approximately $567.5 million. The weighted average interest rate on our consolidated indebtedness was 2.05% (based on the 30-day LIBOR rate as of September 30, 2015, of 0.20%).

For the three month periods ended September 30, 2015 and 2014, the Trust incurred interest expense on its debt of $3.0 million and $1.7 million, respectively. For the nine month periods ended September 30, 2015 and 2014, the Trust incurred interest expense on its debt of $6.3 million and $4.1 million, respectively.

Note 7. Stock-based Compensation

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

The Committee has broad discretion in administering the terms of the 2013 Plan. Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. The Trust granted to its officers and trustees 250,000 restricted common shares upon completion of the IPO under the 2013 Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. During 2014, a total of 152,987 restricted common shares with a total value of $2.1 million were granted to Trust officers, certain of its employees and its trustees with a one year vesting period. In the nine month period ended September 30, 2015, a total of 129,277 restricted common shares with a total value of $2.1 million were granted to Trust officers and certain of its employees, which have a one-year vesting period for officer award-recipients and a three-year vesting period for employee award-recipients.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2015 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	319,654	$12.60
Granted	129,277	16.18
Vested	(169,259)	12.91
Non-vested at September 30, 2015	279,672	$14.07

For all service awards, the Trust records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For the three month periods ended September 30, 2015 and 2014, the Trust recognized non-cash share compensation of $0.7 million and $0.6 million, respectively. For the nine month periods ended September 30, 2015 and 2014, the Trust recognized non-cash share compensation of $2.2 million and $1.5 million, respectively. Unrecognized compensation expense at September 30, 2015 was $2.3 million. The Trust’s compensation expense recorded in connection with grants of restricted common shares reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2015 and March 2014, under the 2013 Plan, the Trust granted restricted share units at target level of 116,206 and 55,680, respectively, to its officers and trustees, which are subject to certain performance and market conditions and a two-year and three-year service period for trustees and officers, respectively. In addition, each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2015:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	55,680	$16.94
Granted	116,206	19.22
Non-vested at September 30, 2015	171,886	$18.48

For the three month periods ended September 30, 2015 and 2014, the Trust recognized non-cash share unit compensation expense of $0.3 million and $0.1 million, respectively. For the nine month periods ended September 30, 2015 and 2014, the Trust recognized non-cash share unit compensation expense of $0.8 million and $0.2 million, respectively. Unrecognized compensation expense at September 30, 2015 was $2.0 million.

Note 8. Fair Value Measurements

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

The trust has two derivative instruments at September 30, 2015 consisting of (1) the embedded derivative detailed in the Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties section of Note 1 (Summary of Significant Accounting Policies) and (2) an interest rate swap.

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

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of September 30, 2015.

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

The following table presents the fair value of the Trust’s financial instruments (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loans receivable	$28,979	$28,979	$15,876	$15,876
Credit facility	$(473,000)	$(473,000)	$(138,000)	$(138,000)
Mortgage debt	$(95,195)	$(95,963)	$(78,105)	$(78,642)
Derivative liabilities	$(3,468)	$(3,468)	$(233)	$(233)

Note 9. Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2015 through 2045. As of September 30, 2015, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2015	$28,744
2016	113,979
2017	110,771
2018	105,654
2019	101,245
Thereafter	789,599
Total	$1,249,992

Note 10. Rent Expense

The Trust leases the rights to a parking structure at one of its properties and the land upon which fourteen of its properties are located from third party land owners pursuant to separate ground and parking leases. The parking and ground leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 90 years remaining, excluding extension options. As of September 30, 2015, the future minimum lease obligations under non-cancelable parking and ground leases were as follows (in thousands):

2015	$403
2016	1,629
2017	1,666
2018	1,708
2019	1,751
Thereafter	32,794
Total	$39,951

Rent expense for the parking and ground leases of $0.4 million and $0.3 million for the three month periods ended September 30, 2015 and 2014, respectively, and $1.2 million and $0.7 million for the nine month periods ended September 30, 2015 and 2014, respectively, are reported in operating expenses in the consolidated statements of operations.

Note 11. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share. (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for earnings per share - basic:
Net income (loss)	$3,983	$(2,251)	$6,832	$(6,409)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(200)	233	(333)	887
Partially owned properties	(79)	(76)	(255)	(226)
Preferred distribution	(300)	—	(791)	—
Numerator for earnings per share - basic	$3,404	$(2,094)	$5,453	$(5,748)
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$3,404	$(2,094)	$5,453	$(5,748)
Operating Partnership net income	200	—	333	—
Numerator for earnings per share - diluted	$3,604	$(2,094)	$5,786	$(5,748)
Denominator for earnings per share - basic and diluted:
Denominator for earnings per share - basic	71,034,747	36,313,644	69,040,121	27,980,408
Effect of dilutive securities:
Noncontrolling interest - OP Units	3,829,930	—	3,676,395	—
Restricted common shares	123,343	—	194,640	—
Restricted share units	116,801	—	129,690	—
Denominator for earnings per share - diluted common shares:	75,104,821	36,313,644	73,040,846	27,980,408
Earnings per share - basic	$0.05	$(0.06)	$0.08	$(0.21)
Earnings per share - diluted	$0.05	$(0.06)	$0.08	$(0.21)

Note 12. Subsequent Events

On October 19, 2015, the Trust completed a follow-on public offering of 15,812,500 common shares at $15.00 per share, including 2,062,500 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $226.3 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 15,812,500 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay a portion of the outstanding indebtedness under the Trust's unsecured revolving credit facility and for general corporate purposes, including working capital and investment in real estate.

The Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Catalyst Portfolio (12 MOBs) (2)	AL & FL	October 13, 2015	$23,805
Truman Medical Center Mezz Loan (3)	Kansas City, MO	October 16, 2015	4,500
Arete Surgical Centre	Johnstown, CO	October 19, 2015	9,100
Cambridge Professional Center	Waldorf, MD	October 30, 2015	11,550
Great Falls Replacement Surgical Hospital Mezz Loan (4)	Great Falls, MT	November 2, 2015	4,500
			$53,455

(1)	“MOB” means medical office building.

(2)	The Trust received a right of first refusal to acquire the seller's future development pipeline upon completion, which currently totals nearly 240,000 net leasable square feet.

(3)	The Trust received a right of first offer and a right of first refusal to acquire the building.

(4)
The Trust entered into an agreement to acquire the building upon completion of construction for approximately $26.3 million. The acquisition is subject to customary closing conditions and there can be no assurance the Trust will complete the transactions or acquire the facility.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1A (Risk Factors) of this report and Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the Year Ended December 31, 2014.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. Our common shares are listed on the New York Stock Exchange, or NYSE, and we are included in the MSCI US REIT Index.

We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to healthcare providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 9%. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our initial public offering (the “IPO”) in July 2013 to approximately $1.5 billion as of September 30, 2015. As of September 30, 2015, our portfolio consisted of 132 properties located in 23 states with approximately 5,303,970 net leasable square feet, which were approximately 95.5% leased with a weighted average remaining lease term of approximately 9.0 years and approximately 76.6% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $700 million to $900 million of real estate during 2015, including the 2015 acquisitions described in this report.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 86.1% of the annualized base rent payments from our properties as of September 30, 2015 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 9.3% of the annualized base rent payments from our properties as of September 30, 2015 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses, (e.g., property tax and insurance), to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2015, leases representing 0.8%, 3.5% and 5.9% of leasable square feet in our portfolio will expire in 2015, 2016 and 2017, respectively.

On July 22, 2015, the Operating Partnership, as borrower, and we and certain subsidiaries and other affiliates of the Operating Partnership, as guarantors, entered into an amendment to the existing Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto (as amended, the “Credit Agreement”) which increased the maximum principal amount available under the unsecured revolving credit facility from $400 million to $750 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by our credit rating, currently equal to LIBOR plus 1.20%. In addition, the Credit Agreement includes a facility fee equal to 0.25% per annum, which is determined by our investment grade rating under the Credit Agreement.

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

During the quarterly period ended September 30, 2015, we completed eight acquisitions of 11 operating healthcare properties located in six states with approximately 876,113 net leasable square feet for an aggregate purchase price of approximately $294.0 million. In addition, we funded a $3.1 million mezzanine loan investment on August 21, 2015. Investment activity for the quarter ended September 30, 2015 is summarized below:

Property (1)	Location	Acquisition Date	Purchase Price (in thousands)
Randall Road MOB - Suite 140 (2)	Elgin, IL	July 17, 2015	$1,750
Medical Specialists of Palm Beach	Atlantis, FL	July 24, 2015	11,051
Trios Health MOB	Kennewick, WA	July 31, 2015	64,000
OhioHealth - SW Health Center	Grove City, OH	July 31, 2015	11,460
Integrated Medical Services (IMS) Portfolio
IMS - Paradise Valley MOB	Phoenix, AZ	August 14, 2015	31,814
IMS - Avondale MOB	Avondale, AZ	August 19, 2015	22,144
IMS - Palm Valley MOB	Goodyear, AZ	August 19, 2015	35,184
IMS - North Mountain MOB	Phoenix, AZ	August 31, 2015	51,740
Warm Springs Rehab Hospital Mezz Loan (3)	Kyle, TX	August 21, 2015	3,138
Memorial Hermann Medical Complex (2 MOBs)	Katy, TX	September 1, 2015	40,400
New Albany Medical Center (4)	New Albany, OH	September 9, 2015	11,200
Fountain Hills Medical Campus	Fountain Hills, AZ	September 30, 2015	13,250
			$297,131

(1)	“MOB” means medical office building.

(2)	Acquired 14 condominiums on June 30, 2015 and one condominium on July 17, 2015 out of 19 total condominium units.

(3)
We made a $3.1 million mezzanine term loan to partially fund the borrower's acquisition of the 54,500 square foot Warm Springs Rehabilitation Hospital in Kyle, Texas. The loan accrues interest at a rate of 8.5% per year. We have an option to purchase the property.

(4)	Our Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 16,866 OP Units valued at approximately $0.2 million in the aggregate on the date of issuance.

On July 31, 2015, we sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million and recognized a gain on the sale of approximately $0.1 million.

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares at $16.40 per share, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.3 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate purposes, including working capital and investment in real estate.

On May 7, 2015, at the Annual Meeting of Shareholders of the Trust, our shareholders approved the Physicians Realty Trust 2015 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides a convenient way for our employees to purchase our common shares at a discounted price, which gives employees a vested interest in our success and aligns their interests with that of our shareholders. The ESPP became effective on July 1, 2015 and the maximum number of our common shares that may be purchased under the ESPP is 250,000 common shares, subject to adjustment for stock dividends, stock splits or combinations of common shares. During the quarter ended September 30, 2015, the Company incurred an insignificant amount of compensation expense as a result of the ESPP. Common share purchases under the ESPP will be made on June 30 and December 31 of each year for which the ESPP is in effect.

On September 28, 2015, we announced that our Board of Trustees authorized and we declared a cash distribution of $0.225 per common share for the quarterly period ended September 30, 2015. The distribution was paid on October 30, 2015 to common shareholders and OP Unit holders of record as of the close of business on October 16, 2015.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of September 30, 2015, own approximately 94.9% of the OP Units.

Recent Developments

October 2015 Follow-on Public Offering
On October 19, 2015, we completed a follow-on public offering of 15,812,500 common shares at $15.00 per share, including 2,062,500 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $226.3 million. We contributed the net proceeds of this offering to the Operating Partnership in exchange for 15,812,500 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for general corporate purposes, including working capital and investment in real estate.

Investment Activity

Since September 30, 2015, we completed three acquisitions of 14 operating healthcare properties located in 4 states with approximately 150,769 net leasable square feet for an aggregate purchase price of approximately $44.5 million. In addition, we made two mezzanine loan investments in the aggregate amount of $9 million with respect to properties which contain approximately 151,386 net leasable square feet. Investment activity since September 30, 2015 is summarized below:

Property(1)	Location	Acquisition Date	Purchase Price (in thousands)
Catalyst Portfolio (12 MOBs) (2)	AL & FL	October 13, 2015	$23,805
Truman Medical Center Mezz Loan (3)	Kansas City, MO	October 16, 2015	4,500
Arete Surgical Centre	Johnstown, CO	October 19, 2015	9,100
Cambridge Professional Center	Waldorf, MD	October 30, 2015	11,550
Great Falls Replacement Surgical Hospital Mezz Loan (4)	Great Falls, MT	November 2, 2015	4,500
			$53,455

(1)	“MOB” means medical office building.

(2)
We received a right of first refusal to acquire the seller's future development pipeline upon completion, which currently totals nearly 240,000 net leasable square feet. There can be no assurance that we will acquire the seller's future development pipeline.

(3)	We received a right of first offer and a right of first refusal to acquire the building.

(4)
We entered into an agreement to acquire the building upon completion of construction for approximately $26.3 million. The acquisition is subject to customary closing conditions and there can be no assurance that we will acquire the facility.

Potential Private Debt Placement
We are in discussions with a potential lender regarding an unsecured private debt financing of approximately $150 million. We have not entered into any definitive agreement with respect to this potential financing. It is possible that additional potential lenders will participate and that the amount of the financing may be larger than $150 million. We cannot provide any assurances as to the size or terms of the potential financing or that we will enter into any definitive agreement or consummate any such transaction.

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

Results of Operations

Three Months Ended September 30, 2015 compared to the three months ended September 30, 2014.

The following table summarizes our results of operations for the three months ended September 30, 2015 and the three months ended September 30, 2014 (in thousands):

	2015	2014	Change	%
Revenues:
Rental revenues	$28,145	$12,506	$15,639	125.1%
Expense recoveries	5,821	1,355	4,466	329.6%
Interest income on real estate loans and other	904	300	604	201.3%
Total revenues	34,870	14,161	20,709	146.2%
Expenses:
Interest expense	3,341	1,911	1,430	74.8%
General and administrative	4,018	4,445	(427)	(9.6)%
Operating expenses	7,966	2,531	5,435	214.7%
Depreciation and amortization	12,476	4,413	8,063	182.7%
Acquisition expenses	3,257	2,922	335	11.5%
Impairment loss	—	250	(250)	(100.0)%
Total expenses	31,058	16,472	14,586	88.6%
Income (loss) before equity in income of unconsolidated entity and loss on sale of investment properties:	3,812	(2,311)	6,123	(265.0)%
Equity in income of unconsolidated entity	26	26	—	—%
Gain on sale of properties	145	34	$111	326.5%
Net income (loss)	$3,983	$(2,251)	$6,234	(276.9)%

Revenues

Total revenues increased $20.7 million, or 146.2%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $15.6 million, or 125.1%, from $12.5 million for the three months ended September 30, 2014 to $28.1 million for the three months ended September 30, 2015. The increase in rental revenues primarily resulted from our 2015 and 2014 acquisitions which resulted in additional rental revenue of $9.9 million and $5.7 million, respectively.

Expense recoveries. Expense recoveries increased $4.5 million, or 329.6%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in expense recoveries primarily resulted from our 2015 and 2014 acquisitions which resulted in additional expense recoveries of $2.9 million and $1.5 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.6 million, or 201.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase is attributable to $0.4 million of interest earned on an $8.6 million term loan transaction completed on November 26, 2014 and a $9.0 million mezzanine loan transaction completed on June 1, 2015.

Expenses

Total expenses increased by $14.6 million, or 88.6%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended September 30, 2015 was $3.3 million compared to $1.9 million for the three months ended September 30, 2014, representing an increase of $1.4 million, or 74.8%.  An increase of

$1.2 million resulted from outstanding balances, non-use and facility fees, and amortization of deferred financing costs on our revolving line of credit and an increase of $0.3 million was the result of an increase in interest on new mortgage debt.

General and administrative. General and administrative expenses decreased $0.4 million or 9.6%, from $4.4 million during the three months ended September 30, 2014 to $4.0 million during the three months ended September 30, 2015. The decrease was driven by one-time charges related to a $1.8 million shared services buyout during the third quarter of 2014, partially offset by increased professional service fees of $0.6 million and increased salaries and benefits of $0.8 million (including non-cash share compensation of $0.4 million).

Operating expenses. Operating expenses increased $5.4 million or 214.7%, from $2.5 million during the three months ended September 30, 2014 to $8.0 million during the three months ended September 30, 2015. The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional operating expenses of $3.4 million and $2.2 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $8.1 million, or 182.7%, from $4.4 million during the three months ended September 30, 2014 to $12.5 million during the three months ended September 30, 2015. The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional depreciation and amortization of $5.5 million and $2.6 million, respectively.

Acquisition expenses. Acquisition expenses increased $0.3 million, or 11.5%, from $2.9 million during the three months ended September 30, 2014 to $3.3 million during the three months ended September 30, 2015. During the three months ended September 30, 2015 and 2014, we acquired $292.2 million and $137.7 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Impairment loss. Impairment losses decreased $0.3 million, or 100.0%, from $0.3 million during the three months ended September 30, 2014. There were no impairment losses incurred during the three months ended September 30, 2015. During the three months ended September 30, 2014 the Trust recognized a $0.3 million impairment on a Predecessor purchased medical office building.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is not significant.

Gain on sale of properties. On July 31, 2015, the Trust sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million, realizing a gain of $0.1 million. On September 19, 2014, the Trust sold a 2,000 square foot medical office building condominium unit located in Florida for approximately $0.3 million, resulting in an insignificant gain.

Nine Months Ended September 30, 2015 compared to the nine months ended September 30, 2014.

The following table summarizes our results of operations for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 (in thousands):

	2015	2014	Change	%
Revenues:
Rental revenues	$72,111	$29,555	$42,556	144.0%
Expense recoveries	14,265	3,445	10,820	314.1%
Interest income on real estate loans and other	2,661	640	2,021	315.8%
Total revenues	89,037	33,640	55,397	164.7%
Expenses:
Interest expense	7,244	4,849	2,395	49.4%
General and administrative	11,359	8,867	2,492	28.1%
Operating expenses	20,979	6,367	14,612	229.5%
Depreciation and amortization	31,067	10,565	20,502	194.1%
Acquisition expenses	11,764	9,254	2,510	27.1%
Impairment loss	—	250	(250)	(100.0)%
Total expenses	82,413	40,152	42,261	105.3%
Income (loss) before equity in income of unconsolidated entity and loss on sale of investment properties:	6,624	(6,512)	13,136	(201.7)%
Equity in income of unconsolidated entity	78	69	9	13.0%
Gain on sale of properties	130	34	$96	282.4%
Net income (loss)	$6,832	$(6,409)	$13,241	(206.6)%

NM = Not Meaningful

Revenues

Total revenues increased $55.4 million, or 164.7%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $42.6 million, or 144.0%, from $29.6 million for the nine months ended September 30, 2014 to $72.1 million for the nine months ended September 30, 2015. The increase in rental revenues primarily resulted from our 2015 and 2014 acquisitions which resulted in additional rental revenue of $17.3 million and $25.2 million, respectively.

Expense recoveries. Expense recoveries increased $10.8 million, or 314.1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in expense recoveries primarily resulted from our 2015 and 2014 acquisitions which resulted in additional expense recoveries of $5.4 million and $5.5 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $2.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. A $0.9 million increase is due to interest on an $8.6 million term loan transaction completed on November 26, 2014 and a $9.0 million mezzanine loan transaction completed on June 1, 2015, a $0.6 million increase is due to amortization income, and an increase of $0.3 million is due to other items.

Expenses

Total expenses increased by $42.3 million, or 105.3%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. An analysis of selected expenses follows.

Interest expense. Interest expense for the nine months ended September 30, 2015 was $7.2 million compared to $4.8 million for the nine months ended September 30, 2014, representing an increase of $2.4 million, or 49.4%. An increase of $0.7 million was the result of an increase in interest on new mortgage debt and an increase of $1.8 million resulted from outstanding balances, non-use and facility fees, and amortization of deferred financing costs on our revolving line of credit.

General and administrative. General and administrative expenses increased $2.5 million or 28.1%, from $8.9 million during the nine months ended September 30, 2014 to $11.4 million during the nine months ended September 30, 2015. The increase included salaries and benefits of $4.1 million (including non-cash share compensation of $1.1 million) and increased professional fees of $0.2 million, partially offset by the absence of one-time charges related to a $1.8 million shared services buyout during the third quarter of 2014.

Operating expenses. Operating expenses increased $14.6 million or 229.5%, from $6.4 million during the nine months ended September 30, 2014 to $21.0 million during the nine months ended September 30, 2015. The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional operating expenses of $6.9 million and $8.1 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $20.5 million, or 194.1%, from $10.6 million during the nine months ended September 30, 2014 to $31.1 million during the nine months ended September 30, 2015. The increase is primarily due to our 2015 and 2014 property acquisitions which resulted in additional depreciation and amortization of $10.0 million and $10.6 million, respectively.

Acquisition expenses. Acquisition expenses increased $2.5 million, or 27.1%, from $9.3 million during the nine months ended September 30, 2014 to $11.8 million during the nine months ended September 30, 2015. During the nine month periods ending September 30, 2015 and 2014, we acquired $628.7 million and $277.9 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Impairment loss. Impairment losses decreased $0.3 million, or 100.0%, from $0.3 million during the nine months ended September 30, 2014 . There were no impairment losses incurred during the nine months ended September 30, 2015. During the nine months ended September 30, 2014 the Trust recognized a $0.3 million impairment on a Predecessor purchased medical office building.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is not significant.

Gain on sale of properties. On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million, resulting in an insignificant loss. On July 31, 2015, the Trust sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million, realizing a gain of $0.1 million. On September 19, 2014, the Trust sold a 2,000 square foot medical office building condominium unit located in Florida for approximately $0.3 million, resulting in an insignificant gain.

Cash Flows

Nine Months Ended September 30, 2015 compared to the nine months ended September 30, 2014.

	2015	2014
Cash provided by operating activities	41,651	7,445
Cash used in investing activities	(650,106)	(413,404)
Cash provided by financing activities	597,250	366,506
Decrease in cash and cash equivalents	$(11,205)	$(39,453)

Cash flows from operating activities. Cash flows provided by operating activities was $41.7 million during the nine months ended September 30, 2015 compared to $7.4 million during the nine months ended September 30, 2014, representing an increase of $34.3 million. This change is attributable to the increased operating cash flows resulting from our 2015 and 2014 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $650.1 million during the nine months ended September 30, 2015 compared to cash flows used in investing activities of $413.4 million during the nine months ended

September 30, 2014, representing a change of $236.7 million. The increase in cash flows used in investing activities was primarily attributable to our $225.2 million increase in acquisition activity over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $597.3 million during the nine months ended September 30, 2015 compared to cash flows provided by financing activities of $366.5 million during the nine months ended September 30, 2014, representing an increase of $230.8 million. The 2015 activity was primarily attributable to the January 21, 2015 follow-on public offering of 18,975,000 common shares and the at-the-market offering, resulting in net proceeds of $318.2 million and $473.0 million of proceeds from the credit facility. These were partially offset by the $138.0 million payoff of our revolving credit facility and $47.7 million of dividends paid.

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

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	3,983	(2,251)	6,832	(6,409)
Preferred distributions	(300)	—	(791)	—
Depreciation and amortization expense	12,464	4,413	31,055	10,565
Gain on the sale of investment properties	(145)	(34)	(130)	(34)
Impairment charge	—	250	—	250
FFO applicable to common shares and OP Units	$16,002	$2,378	$36,966	$4,372
FFO per common share and OP Unit	$0.21	$0.06	$0.51	$0.14
Net change in fair value of derivative	38	(66)	(116)	(138)
Acquisition related expenses	3,257	2,922	11,764	9,254
Acceleration of deferred financing costs	—	141	—	141
Other normalizing items	—	1,800	—	1,800
Normalized FFO applicable to common shares and OP Units	$19,297	$7,175	$48,614	$15,429
Normalized FFO per common share and OP Unit	$0.26	$0.17	$0.67	$0.48

Weighted average number of common shares and OP Units outstanding	75,104,821	41,224,028	73,040,846	32,323,682

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

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI and Same-Property Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	3,983	(2,251)	6,832	(6,409)
General and administrative	4,018	4,445	11,359	8,867
Acquisition-related expenses	3,257	2,922	11,764	9,254
Depreciation and amortization	12,476	4,413	31,067	10,565
Interest expense	3,341	1,911	7,244	4,849
Net change in the fair value of derivative	38	(66)	(116)	(138)
Gain on the sale of investment properties	(145)	(34)	(130)	(34)
Impairment charge	—	250	—	250
NOI	$26,968	$11,590	$68,020	$27,204

NOI	$26,968	$11,590	$68,020	$27,204
Straight-line rent adjustments	(2,373)	(1,200)	(6,262)	(2,785)
Amortization of acquired above/below market leases	544	76	1,151	194
Amortization of lease inducements	157	69	414	137
Seller master lease and rent abatement payments	270	—	1,051	—
Cash NOI	$25,566	$10,535	$64,374	$24,750

Cash NOI	$25,566	$10,535
Non-same-property cash NOI	(16,118)	(1,302)
Same-Property Cash NOI	$9,448	$9,233

Same-Property Cash NOI increased $0.2 million to $9.4 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The increase was primarily the result of a $0.3 million increase in rental revenue from rent escalations which was partially offset by a $0.1 million increase in operating expenses.

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

The following is a reconciliation from net loss, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	3,983	(2,251)	6,832	(6,409)
Depreciation and amortization	12,476	4,413	31,067	10,565
Interest expense	3,341	1,911	7,244	4,849
Net change in fair value of derivative	38	(66)	(116)	(138)
EBITDA	$19,838	$4,007	$45,027	$8,867
Acquisition-related expenses	3,257	2,922	11,764	9,254
Non-cash share compensation	818	601	2,424	1,358
Shared service amendment payment	—	1,800	—	1,800
Adjusted EBITDA	$23,913	$9,330	$59,215	$21,279

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating and interest expenses and other expenditures directly associated with our properties, including:

•property expenses;

•interest expense and scheduled principal payments on outstanding indebtedness;

•general and administrative expenses; and

•capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future distributions expected to be paid to our common shareholders and OP Unit holders in our Operating Partnership.

As of September 30, 2015, we had a total of $4.7 million of cash and cash equivalents and $178.0 million of near-term availability on our unsecured revolving credit facility. Also, we had an additional $99.0 million of availability under our unsecured revolving credit facility as of September 30, 2015 which is subject to customary property underwriting standards. We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents (the “ATM Program”) pursuant to the effective shelf registration statement on Form S-3 (File No. 333-197842) (the “Shelf Registration Statement”). In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. The common shares are registered under the Securities Act pursuant to the Shelf Registration Statement, and are being offered pursuant to a prospectus dated August 19, 2014, as supplemented by a prospectus supplement dated August 19, 2014, filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) pursuant to Rule 424(b) of the Securities Act. During the quarterly period ended March 31, 2015, we sold 247,397 common shares pursuant to the ATM Program, at a weighted average price of $16.96 per share resulting in total proceeds of approximately $4.2 million, before $0.1 million in commissions. During the quarterly period ended June 30, 2015, we sold 1,007,695 common shares pursuant to the ATM Program, at a weighted average price of $16.56 per share resulting in total proceeds of approximately $16.7 million, before $0.2 million in commissions. During the quarterly period ended September 30, 2015, we did not sell any common shares pursuant to the ATM Program. As of September 30, 2015, we have approximately $73.5 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. During the quarterly period ended March 31, 2015, we issued 3,841 common shares under our DRIP. During the quarterly period ended June 30, 2015, we issued 3,384 common shares under our DRIP. During the quarterly period ended September 30, 2015, we issued 4,841 common shares under our DRIP.

On January 21, 2015, we completed a follow-on public offering of 18,975,000 common shares at $16.40 per share, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.3 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 18,975,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 7, 2015, at the Annual Meeting of Shareholders of the Trust, our shareholders approved the ESPP. The ESPP provides a convenient way for our employees to purchase our common shares at a discounted price, which gives employees a vested interest in our success and aligns their interests with that of our shareholders. The ESPP became effective on July 1, 2015 and the maximum number of our common shares that may be purchased under the ESPP is 250,000 common shares, subject to adjustment for stock dividends, stock splits or combinations of common shares. During the quarter ended September 30, 2015, the Company incurred an insignificant amount of compensation expense as a result of the ESPP. Common share purchases under the ESPP will be made on June 30 and December 31 of each year for which the ESPP is in effect.

On October 19, 2015, we completed a follow-on public offering of 15,812,500 common shares at $15.00 per share, including 2,062,500 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $226.3 million. We contributed the net proceeds of this offering to the Operating Partnership in exchange for 15,812,500 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay a portion of the outstanding indebtedness under the Trust's unsecured revolving credit facility and for general corporate purposes, including working capital and investment in real estate.

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

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust's credit rating, currently equal to LIBOR plus 1.20%. In addition, the Credit Agreement includes a facility fee equal to 0.25% per annum, which is determined by the Trust's investment grade rating under the Credit Agreement.

Any additional indebtedness incurred or issued by us may be secured or unsecured, may have a short, medium, or long term fixed or variable interest rate and may be subject to other terms and conditions. We may also enter into financing arrangements on terms that we might not otherwise accept if we were in need of liquidity and had limited options.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2015, we were in compliance with all financial covenants.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet debt.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”) , which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated and combined financial statements included in Part I, Item 1 of this report.

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

The variable rate component of our consolidated indebtedness at September 30, 2015 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at September 30, 2015, would increase by approximately $4.8 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at September 30, 2015, would decrease by approximately $4.8 million annually.

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

Indebtedness

As of September 30, 2015, we had total consolidated indebtedness of approximately $567.5 million. The weighted average interest rate on our consolidated indebtedness was 2.05% (based on the 30-day LIBOR rate as of September 30, 2015, of 0.20%). As of September 30, 2015, we had approximately $477.3 million, or approximately 84%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of September 30, 2015:

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Senior Secured Revolving Credit Facility	$473,000	Floating	LIBOR + 1.2%		9/18/2019
Canton Medical Office Building(1)	6,127	Fixed	5.94%		6/6/2017
Firehouse Square	2,716	Fixed	6.58%		9/6/2017
Hackley Medical Center	5,312	Fixed	5.93%		1/6/2017
MeadowView Professional Center	10,272	Fixed	5.81%		6/6/2017
Mid Coast Hospital Medical Office Building(2)	7,710	Fixed	4.82%	(3)	5/16/2016
Remington Medical Commons	4,297	Floating	LIBOR + 2.75%		9/28/2017
Valley West Hospital Medical Office Building	4,796	Fixed	4.83%		12/1/2020
Oklahoma City, OK Medical Office Building	7,518	Fixed	4.71%		1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%		1/23/2019
San Antonio, TX Hospital	9,289	Fixed	5.00%	(4)	6/26/2022
Savage Medical Office Building	5,788	Fixed	5.50%		2/1/2022
Plaza HCA MOB	11,886	Fixed	6.13%		8/1/2017

Total principal	567,461
Unamortized fair value adjustment	734
Total mortgage debt	$568,195

(1)	We own a 51.0% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(2)	We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(3)	This loan bears interest at a rate of LIBOR + 2.75%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.82% through the date of maturity.

(4)	This loan bears interest at a fixed rate of 5.00% until July 2018, then the interest rate is the higher of the prime rate plus 1.75% or 5.00%.

Item 4.                                 Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2015, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of September 30, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.                        Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of the Annual Report. Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.
The following discussion of risk factors contains forward-looking statements. These risk factors and the risk factors described in Part I, Item 1A (Risk Factors) of the Annual Report may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with our consolidated and combined financial statements included and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below as well as the risk factors described in Part I, Item 1A (Risk Factors) of the Annual Report.
Risks Related to the Healthcare Industry

The Bipartisan Budget Act of 2015 (H.R. 1314) (the "2015 Budget Act") provides changes to the requirements for providers who seek "hospital outpatient department" ("HOPD") reimbursement under Medicare. These new requirements are applicable to any provider who establishes a new HOPD location after November 2, 2015 and if any such provider does not satisfy the new requirements, then such provider will be reimbursed at generally lower reimbursement levels for claims billed on or after January 1, 2017. These new HOPD requirements could affect the amount of revenue available to certain of our tenants and result in the inability of such tenants to make rent payments to us.

On November 2, 2015, the 2015 Budget Act became law. Section 603 of the 2015 Budget Act law changes the requirements for providers who seek HOPD reimbursement under The Social Security Act (42 U.S.C. 13951(t)), generally known as Medicare.  Section 603 generally requires providers who seek to qualify for HOPD to be located on the campus of the hospital that seeks such HOPD reimbursement, which generally is higher than reimbursement for providers that do not qualify as HOPD providers. The 2015 Budget Act specifically grandfathers HOPD providers in existence as of November 2, 2015 and does not change such HOPD providers eligibility for HOPD reimbursement.

We have a number of existing tenants that may be reimbursed as HOPD providers and but for the grandfathering protection of the 2015 Budget Act, may not be eligible for HOPD reimbursement in the future. Any provider who establishes a new HOPD location after November 2, 2015 will be subject to the 2015 Budget Act requirements and if any such provider does not satisfy the new requirements, then such provider will be reimbursed for claims billed on or after after January 1, 2017 at generally lower reimbursement levels.

Failure to comply with the 2015 Budget Act requirements could adversely affect certain of our tenants' ability to make rent payments to us, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions our shareholders and the trading price of our common shares.

Item 6.                                 Exhibits

Exhibit No.	Description
3.1	Bylaws, as amended through November 5, 2015
10.1(1)
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

PHYSICIANS REALTY TRUST

Date: November 9, 2015	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2015	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)