Form 10-Q/A
period 2015-09-30
Physicians Realty Trust
filed 2015-11-16
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

The number of the Registrant’s common shares outstanding as of November 2, 2015 was 87,167,181.

EXPLANATORY NOTE

Physicians Realty Trust (the “Company”) is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the Securities and Exchange Commission (the "SEC") on November 9, 2015 (the "Original Report"), solely to correct an error in the number of outstanding common shares set forth on the cover page of the Original Report, which inadvertently omitted 15,812,500 common shares that were issued in connection with the completion of the Company’s follow-on public offering on October 19, 2015. The correct number of outstanding common shares as of November 2, 2015 is 87,167,181 common shares as set forth on the cover page of this Amendment, correcting and increasing the outstanding common share count of 71,354,781 disclosed in the Original Report by 15,812,500 common shares. In addition, as required by SEC rules, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included in the Original Report have been updated as required for the date of this Amendment.

Except as described above, no changes have been made to the Original Report. This Amendment does not modify, amend or update any financial information in the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report.

PART II.    Other Information

Item 6.        Exhibits

Exhibit No.	Description
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (+)
101.SCH	XBRL Extension Schema Document (+)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(+)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(+)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(+)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(+)

(+) Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act, of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: November 13, 2015	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

3