Form 10-K
period 2015-12-31
Physicians Realty Trust
filed 2016-02-29
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20541

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36007

PHYSICIANS REALTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-2519850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

309 N. Water Street Suite 500 Milwaukee, Wisconsin	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 367-5600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Shares, $0.01 par value	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the Registrant as of June 30, 2015 was approximately $1,081,225,866 based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, common shares held by executive officers and trustees of the Registrant on June 30, 2015 have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2016, the number of the Registrant’s common shares outstanding was 108,596,965.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 5, 2016, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

PHYSICIANS REALTY TRUST

Annual Report on Form 10-K for the Year Ended December 31, 2015

Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentrations in Texas, Georgia, and Arizona cause us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•	our failure to successfully develop, integrate and operate acquired properties and operations;

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	factors that may materially adversely affect us, or the per share trading price of our common shares, including:

◦	higher market interest rates;

◦	the number of our common shares available for future issuance or sale;

◦	our issuance of equity securities or the perception that such issuance might occur;

◦	future debt;

◦	failure of securities analysts to publish research or reports about us or our industry; and

◦	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Part I, Item 1A. Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. We completed our initial public offering (“IPO”) in July 2013. Our common shares are listed on the NYSE and we are included in the MSCI US REIT Index.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $1.7 billion as of December 31, 2015. As of December 31, 2015, our portfolio consisted of 151 properties located in 26 states with approximately 5,799,337 net leasable square feet, which were approximately 95.8% leased with a weighted average remaining lease term of approximately 9.0 years and approximately 74% of the net leasable square footage of our portfolio was either affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus.

We receive a cash rental stream from healthcare providers under our leases. Approximately 85.5% of the annualized base rent payments from our properties as of December 31, 2015 are from triple net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides relatively predictable cash flow. We seek to structure our triple net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 2.0% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2015, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year (1)	Portfolio Lease Expirations
MTM	0.7%
2016	3.2%
2017	5.4%
2018	6.0%
2019	5.3%
2020	3.4%
2021	3.3%
2022	5.1%
2023	6.3%
2024	10.1%
Thereafter	46.2%
Total (2)	95.0%

(1)	“MTM” means month-to-month.

(2)
The difference between the 95.8% leased as of December 31, 2015 as noted above, compared to the 95.0% noted in this table is 0.8%, which is due to leases that expired on December 31, 2015. Of those, 0.6% rolled into new long-term leases and 0.2% are vacant as of January 1, 2016. Vacancy totaled 4.2%.

We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare system. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare-related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, and other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 9%.

We had no business operations prior to completion of the IPO and the related formation transactions on July 24, 2013. Our Predecessor, which is not a legal entity, is comprised of the four healthcare real estate funds managed by B.C. Ziegler & Company, which we refer to as the Ziegler Funds, that owned directly or indirectly interests in entities that owned our initial properties we acquired on July 24, 2013 in connection with completion of our IPO and related formation transactions.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an umbrella partnership REIT structure in which our properties are owned by our operating partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our operating partnership and, as of February 22, 2016, own approximately 96.7% of the partnership interests in our operating partnership (“OP Units”).

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

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with premier healthcare real estate developers. Generally, we only expect to make investments in new development properties when approximately 70% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on the following types of healthcare properties:

•	medical office buildings;

•	outpatient treatment and diagnostic facilities;

•	physician group practice clinics;

•	ambulatory surgery centers; and

•	specialty hospitals and treatment centers.

We may invest opportunistically in life science facilities, assisted living and independent senior living facilities and in the longer term, senior housing properties, including skilled nursing. Consistent with our intent to qualify as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

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

2015 Highlights and Other Recent Developments

•
For the full year 2015, we completed acquisitions of 66 medical office facilities located in 22 states, containing an aggregate of 2,745,664 net leasable square feet, for an aggregate purchase price of approximately $818.6 million.

•
In January 2015, we completed a follow-on public offering of 18,975,000 common shares of beneficial interest, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $297.3 million.

•
In July 2015, we amended our existing credit facility, increasing the maximum principal amount available under our unsecured revolving credit facility from $400 million to $750 million. The credit facility includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

•
Effective October 1, 2015, we appointed Deeni Taylor to the position of Executive Vice President – Investments. Additionally, effective February 2, 2015, we appointed Bradley D. Page to the position of Senior Vice President – General Counsel.

•
In October 2015, we completed a follow-on public offering of 15,812,500 common shares of beneficial interest, including 2,062,500 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $226.8 million.

•
On January 7, 2016, we issued and sold $150 million aggregate principal amount of senior notes. The proceeds of the notes were used to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

•
In January 2016, we completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $320.9 million.

•
From January 1, 2016 to February 22, 2016, we completed 8 acquisitions of 7 properties and 1 condominium unit located in 8 states, containing an aggregate of 326,326 net leasable square feet for an aggregate purchase price of approximately $105.1 million. We also issued 1 mezzanine loan for $0.5 million.

Employees

At December 31, 2015, we had 25 full-time employees, none of whom are subject to a collective bargaining agreement. We believe that relations with our employees are positive.

Portfolio Summary

Please see “Item 2. Properties” for a table that summarizes our portfolio as of December 31, 2015.

Geographic Concentration

For the year ended December 31, 2015, approximately 34.8% of our total annualized base rent was derived from properties located in Texas (15.7%), Georgia (9.8%), and Arizona (9.3%). The Texas properties are concentrated in El Paso and Dallas, the Georgia properties are concentrated in the metro Atlanta area, and the Arizona properties are concentrated in Phoenix and Scottsdale.

As a result of this geographic concentration, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in either of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussion under Item 1A, “Risk Factors,” under the caption “Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.”

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $19.1 million, or 15.5%, of the annualized base rent from our properties as of December 31, 2015. No one tenant represents more than 3.9% of our total annualized base rent. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Competition

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for the same assets and therefore increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

Credit Facility

On July 22, 2015, the Operating Partnership, as borrower, and we and certain subsidiaries and other affiliates of our company, as guarantors, entered into an amendment to the existing credit agreement with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto (as amended, the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $400 million to $750 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2015, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2015, we were in compliance with all financial covenants.

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

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon our investment grade rating as follows:

Investment Grade Rating	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
At Least A- or A3	LIBOR + 0.85%	—%
At Least BBB+ or BAA1	LIBOR + 0.90%	—%
At Least BBB or BAA2	LIBOR + 1.00%	0.10%
At Least BBB- or BAA3	LIBOR + 1.20%	0.20%
Below BBB- or BAA3	LIBOR + 1.55%	0.60%

As of December 31, 2015, there were $395 million of borrowings outstanding under our unsecured revolving credit facility and $198.7 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

Additionally, on January 7, 2016, our Operating Partnership issued and sold $150 million aggregate principal amount of senior notes, comprised of (i) $15,000,000 aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023 (the “Series A Notes”), (ii) $45,000,000 aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026 (the “Series B Notes”), (iii) $45,000,000 aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028 (the “Series C Notes”) and (iv) $45,000,000 aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031 (the “Series D Notes,” and together with the Series A Notes, the Series B Notes and the Series C Notes, the “Notes”). The proceeds of the Notes were used to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

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

Based on information primarily provided by our tenants and operators as of December 31, 2015 we estimate that approximately 44.0% of our hospital and long-term acute care hospital tenants’ and operators’ revenues were dependent on Medicare reimbursement.

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

We have grouped these risk factors into the following general categories:

•	Risks related to our business;

•	Risks related to the healthcare industry;

•	Risks related to the real estate industry;

•	Risks related to financings;

•	Risks related to our portfolio and structure; and

•	Risks related to our qualification and operation as a REIT.

Risks Related To Our Business

There is no assurance that we will be able to achieve our investment objectives.

We may not be able to achieve our investment objectives as described in this report and that the value of your investment could decline substantially. Our financial condition and results of operations depend on many factors, including the availability of investment opportunities, readily accessible short and long-term financing, conditions in the financial markets and economic conditions generally. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.

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

Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.

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

Additionally, for the year ended December 31, 2015, approximately 34.8% of our total annualized base rent was derived from properties located in Texas (15.7%), Georgia (9.8%), and Arizona (9.3%). The Texas properties are concentrated in El Paso and Dallas, the Georgia properties are concentrated in the metro Atlanta area, and the Arizona properties are concentrated in Phoenix and Scottsdale. As a result of this geographic concentration, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Our healthcare properties and tenants face competition from nearby hospitals and other healthcare properties, and we may not realize the benefits that we anticipate from focusing on healthcare properties that are strategically aligned with a healthcare delivery system and from the relationships established through such strategic alignments.

As part of our business strategy, we focus on healthcare properties that are strategically aligned with a healthcare delivery system by (i) seeking to acquire, own, manage, and develop healthcare properties that are located on medical campuses where the underlying land is owned by a healthcare delivery system or by us, or (ii) seeking to acquire, own, manage, and develop healthcare properties located in close proximity to a healthcare delivery system or strategically aligned with a healthcare delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships. In particular, we may not obtain or realize increased rents, or reduced tenant turnover rates as compared to healthcare properties that are not strategically aligned. Moreover, building a portfolio of healthcare properties that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our healthcare properties could dissolve, and we may not succeed in replacing them. In addition, our healthcare properties, the associated healthcare delivery systems with which our healthcare properties are strategically aligned and our tenants may be unable to compete successfully with nearby hospitals, medical practices, other healthcare properties that provide comparable services, pharmacies and other retailers that may initiate or expand healthcare clinic operations and services to compete with our tenants. Any of our properties may be materially and adversely affected if the healthcare delivery system with which it is strategically aligned is unable to compete successfully. If we do not realize the benefits that we anticipate from our business strategy and our strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results and prospects may be adversely affected.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2015, leases representing 3.2%, 5.4% and 6.0% of leasable square feet at our properties will expire in 2016, 2017 and 2018, respectively. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized spaces, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on us.

We may fail to close any pending acquisitions, which could have a material adverse impact on our results of operations, earnings and cash flow.

From time to time, we enter into definitive agreements to acquire healthcare properties that are structured as bifurcated transactions (i.e., the closing of the transaction does not occur at the time of the signing of the definitive agreement). The acquisition of any such properties are subject to customary closing conditions, and there can be no assurance that those conditions will be satisfied or that the acquisitions will close on the terms that may be described or at all. Pending acquisitions, whether or not they close, require substantial time and attention from management. Furthermore, any such pending acquisitions require significant expense, including expenses for due diligence, legal and accounting fees and other costs. In the event we do not close any pending acquisitions, these expenses will not be offset by revenues from the investments and we may have issued a significant number of additional common shares without realizing a corresponding increase in earnings and cash flow from the investments. As a result, our failure to close pending acquisitions could have a material adverse impact on our financial condition, results of operations and the market price of our common shares.

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

An important component of our growth strategy is to acquire “off-market” properties before they are widely marketed by the owners. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for these assets and therefore likely would increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

Some of our existing properties and properties we acquire in the future are and may be subject to ground lease or other restrictions on the use of the space. If we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Fourteen of our properties (Mid Coast Hospital MOB, Valley West Hospital MOB, Crescent City Surgical Centre, Orthopedic One - Columbus, Carmel Medical Pavilion, Berger Medical Center, Edina MOB, Healthpark Medical Center, Brookstone Physician Center MOB, Medical Specialists of Palm Beach MOB, Trios Health MOB, IMS - Paradise Valley MOB, IMS - North Mountain MOB, Great Falls Clinic MOB), representing approximately 16.8% of our total leasable square feet and 18.7% of our annualized revenue based on rental payments for the month ended December 31, 2015, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-let our initial properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

We may invest in senior housing facilities that are subject to RIDEA, which may subject us to operational risks and increased costs.

We may invest in senior housing facilities or other properties, structured, where applicable, in compliance with RIDEA or other applicable REIT laws or regulations. If so, we will be exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in patient volume and occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates, economic conditions, competition, federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards, the availability and increases in cost of general and professional liability insurance coverage, state regulation, the availability and increases in cost of labor (as a result of unionization or otherwise) and other risks applicable to operating businesses. Any one or a combination of these factors may adversely affect our revenue and operations.

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

We receive a significant portion of our revenues by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalations. Leases in the future may contain escalators contingent upon the achievement of specified revenue parameters or based on changes in the Consumer Price Index. If, as a result of weak economic conditions or other factors, the revenues generated by our properties do not meet the specified parameters or the Consumer Price Index does not increase, our growth and profitability will be hindered by these leases.

We may not be able to maintain or expand our relationships with our existing and future hospital and healthcare delivery system clients.

The success of our business depends, to a large extent, on our current and future relationships with hospital and healthcare delivery system clients. We invest a significant amount of time to develop, maintain and be responsive to these relationships, and our relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management and projects, with both new and existing clients. If our relationships with hospital or health system clients deteriorate, if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, or if a hospital on or near whose campus one of our properties is located fails or becomes unable to meet its financial obligations, the business of our tenants could be adversely affected or our ability to secure new acquisition and development opportunities or other advisory, property management and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.

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

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. Cybersecurity incidents could disrupt our business and compromise confidential information of ours and third parties, including our tenants.

We may not be able to sustain our growth rate level.

Since our inception, we have achieved significant growth in our healthcare properties portfolio. This growth rate has contributed significantly to our growth in revenue. We may not be able to sustain this level of growth and over time we may experience a decline in our growth rate as a result of various factors, including changes in the economic and other conditions in geographic markets in which we conduct business, changes in the real estate market, changes in healthcare regulations, and the competitiveness of the real estate market. Additionally, our significant growth has resulted in increased levels of responsibility for our management, who may experience additional demands related to managing our current properties portfolio.

We have incurred operating losses in the past and we may not be able to maintain profitability.

Since our inception we have incurred operating losses and, as of December 31, 2015, we have an accumulated deficit of $109.0 million. Although our revenue has grown substantially and we achieved net profit in fiscal year 2015, our revenue growth rate may slow in the future and we cannot provide assurances that we will remain profitable in any quarterly or annual period in the future. Accordingly, you should not rely on the revenue growth or profitability of any prior quarterly or annual period as an indication of our future performance.

Our ability to issue equity to expand our business will depend, in part, upon the market price of our common shares, and our failure to meet market expectations with respect to our business could negatively affect the market price of our common shares and thereby limit our ability to raise capital.

The availability of equity capital to us will depend, in part, upon the market price of our common shares which, in turn, will depend upon various market conditions and other factors that may change from time to time. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common shares and, as a result, the cost and availability of equity capital to us.

Our issuance of equity securities, including OP Units, or the perception that such issuances might occur could materially adversely affect us, including the per share trading price of our common shares.

The vesting of any restricted shares granted to trustees, executive officers and other employees under our 2013 Equity Incentive Plan, the issuance of our common shares or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common shares may cause dilution to our shareholders and could have an adverse effect on the per share trading price of our common shares and may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common shares may be dilutive to existing shareholders.

On August 4, 2014, we filed a shelf registration statement on Form S-3, allowing us to offer up to $900 million of an indeterminate amount of common shares, preferred shares, convertible preferred shares, debt securities, convertible debt securities or other types of securities, from time to time (the “Shelf Registration Statement”). The Commission declared the Shelf Registration Statement effective on August 19, 2014.

In addition, on June 17, 2015, we filed an automatic shelf registration statement on Form S-3 with the Commission covering an indeterminate amount of common shares, preferred shares, convertible shares, debt securities, convertible debt securities or other types of securities from time to time (the “Automatic Shelf Registration Statement”).

Any offering pursuant to the Shelf Registration Statement or the Automatic Shelf Registration Statement, whether a follow-on public offering, an “at-the-market offering” or otherwise, may cause dilution to our shareholders and could cause the per share trading price of our common shares to decline.

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

Recent changes to healthcare laws and regulations, including to government reimbursement programs such as Medicare and reimbursement rates applicable to our current and future tenants, could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to meet obligations to us.
Statutory and regulatory policy changes and decisions may impact one or more specific unique providers that lease space in any of our facilities. In particular, the following recent changes to healthcare laws and regulations may apply to our tenants:

•
Recent amendments to an existing statutory moratorium on the establishment of new long-term care hospitals (“LTCH”), the establishment of new LTCH satellite facilities, and bed increases within such existing facilities, which is in effect through September 30, 2017, could impact the Medicare participation of facilities that are not already participating in the Medicare program as LTCHs, including at least one of our existing tenants. The Centers for Medicare and Medicaid Services (“CMS”) has issued a proposed rule addressing the moratorium and exceptions thereto but to date no final rule has been implemented.

•
The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) reforms Medicare payment policy for services paid under the Medicare physician fee schedule and adopts a series of policy changes affecting a wide range of providers and suppliers. MACRA repeals the sustainable growth rate (the “SGR”) formula effective January 1, 2015, and establishes a new payment framework which may impact payment rates for our tenants, including LTCHs.

•
The Bipartisan Budget Act of 2013 (the “BBA”) establishes new payment limits for Medicare patients discharged from a LTCH who do not meet specified criteria. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower “site-neutral” payment rate (subject to a transition period through September 30, 2017), which may impact the financial condition of tenants affected by the lower payment rate. Additionally, new rules may cause all discharges from LTCHs to be paid at the site-neutral rate if the number of discharges for which payment is made under the site-neutral payment rate is greater than 50% of the total number of discharges from the LTCH.

•
The Affordable Care Act instituted a market basket payment adjustment to LTCHs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The Affordable Care Act specifically allows these market basket reductions to result in a less than 0% payment update and payment rates that are less than the prior year. MACRA sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the Affordable Care Act.

These regulatory changes may have an adverse financial impact on the net operating revenues and profitability of many LTCHs for cost reporting periods beginning on or after July 1, 2016, which could have an impact on their ability to pay rent due to us.
Many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through certificate of need, or CON, laws, which may include regulation of certain types of beds, medical equipment and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If any of our tenants seeks to undertake a CON-regulated project, but are not authorized by the applicable regulatory body to proceed with the project, these tenants could be prevented from operating in their intended manner and could be materially adversely affected.
The application of lower reimbursement rates to our tenants or failure to qualify for existing rates under certain exceptions, the failure to comply with these laws and regulations, or the failure to secure CON approval to undertake a desired project could adversely affect our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.
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

The Bipartisan Budget Act of 2015 (H.R. 1314) (the “2015 Budget Act”) provides changes to the requirements for providers who seek “hospital outpatient department” (“HOPD”) reimbursement under Medicare.
Section 603 of the 2015 Budget Act generally requires providers who seek to qualify for HOPD to be located on the campus of the hospital that seeks such HOPD, which generally is higher than reimbursement for providers that do not qualify as HOPD providers. The 2015 Budget Act specifically grandfathers HOPD providers in existence as of November 2, 2015 and does not change such HOPD providers' eligibility for HOPD reimbursement.
We have a number of existing tenants that may be reimbursed as HOPD providers and but for the grandfathering protection of the 2015 Budget Act, may not be eligible for HOPD reimbursement in the future. Any provider who establishes a new HOPD location after November 2, 2015 will be subject to the 2015 Budget Act requirements and if any such provider does not satisfy the new requirements, then such provider will be reimbursed for claims billed on or after January 1, 2017 at generally lower reimbursement levels.
Failure to comply with the 2015 Budget Act requirements could adversely affect the ability of certain of our tenants to make rent payments to us, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

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

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional private equity or other investment funds;

•	reductions in the level of demand for healthcare properties and changes in the demand for certain healthcare-related properties;

•	increases in the supply of medical office space;

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

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and our board of trustees may exercise their discretion as to whether and when to sell a healthcare related facility, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our healthcare properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare properties, we may not be able to sell our properties at a profit in the future or at all. In addition, if we are unable to access the capital markets for financing in the future, we may need to sell some of our properties to raise capital. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare properties at inopportune times which could result in us selling the affected property at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare property could adversely impact our ability to make debt payments and distributions to our shareholders.

Our assets may be subject to impairment charges.

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded. In 2014, we recognized a $0.3 million impairment loss on a medical office building in Pickerington, Ohio, and a $1.5 million impairment loss on a medical office building in Lansing, Michigan. Both properties were vacant and were sold during 2015. For both properties, the impairment was assessed because the property’s carrying amount exceeded its estimated fair value. We have determined that none of our properties are impaired as of December 31, 2015.

Our investments in, or originations of, mezzanine loans will be subject to specific risks relating to the particular company, and our mezzanine loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

We have originated seven mezzanine loans and in the future, we may originate further mezzanine loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such mezzanine loan. If a borrower defaults on a mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, such mezzanine loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some mezzanine loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

Risks Related to Financings

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.

We historically borrow on our unsecured revolving credit facility to acquire properties. Then, as market conditions dictate, we have issued equity or long-term fixed rate debt to repay borrowings under our unsecured revolving credit facility. We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed under indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.

As of December 31, 2015, we had approximately $95 million of mortgage debt on individual properties and approximately $395.0 million of borrowings outstanding under our unsecured revolving credit facility. In addition, in January 2016, we issued and sold $150 million aggregate principal amount of senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears, or is expected to bear, interest at variable rates, an increase in interest rates could materially increase our interest expense;

•	we may fail to effectively hedge against interest rate volatility;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms if we are able to do so at all;

•	after debt service, the amount available for distributions to our shareholders is reduced;

•	our leverage could place us at a competitive disadvantage compared to our competitors who have less debt;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

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

As of December 31, 2015, we had approximately $395.0 million of borrowings outstanding under our unsecured revolving credit facility and in January 2016 we issued $150 million of debt, all of which is senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share trading price of our common shares.

As of December 31, 2015, there were approximately $395.0 million of borrowings outstanding under our unsecured revolving credit facility, and on January 7, 2016 we issued and sold $150 million aggregate principal amount of senior notes. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares would have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share trading price of our common shares and dilute their interest in us.

We rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we are required, among other things, to distribute each year to our shareholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general stock and bond market conditions and investor interest, the market’s perception of our current and potential future earnings, analyst reports about us and the REIT industry, cash distributions and the market price of our common shares, and other factors such as governmental regulatory action and changes in REIT tax laws. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2015, our indebtedness represented approximately 29.8% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

We are subject to covenants in our debt agreements that may restrict or limit our operations and acquisitions and our failure to comply with the covenants in our debt agreements could have a material adverse impact on our business, results of operations and financial condition.

The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining certain leverage and coverage ratios and minimum tangible net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such default could have a material adverse impact on our business, results of operations and financial condition or our ability to make distributions to our shareholders.

Increases in interest rates may increase our interest expense and adversely affect our cash flows, our ability to service our indebtedness and our ability to make distributions to our shareholders, and could cause our stock price to decline.

One of the factors that influences the trading prices of our common shares is the dividend yield on the common shares (as a percentage of the price of our common shares) relative to market interest rates. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Further increases in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the trading prices of our common shares) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

Additionally, as of December 31, 2015, we had approximately $399.3 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2015 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

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

We conduct substantially all of our operations through our Operating Partnership. As of February 22, 2016, we owned approximately 96.7% of the OP Units and apart from this ownership interest, we will not have any independent operations. As a result, we rely upon distributions from our Operating Partnership to pay any distributions that we might declare on our common shares. We also rely upon distributions from our Operating Partnership to meet our obligations, including tax liability on taxable income allocated to us from our Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income). Shareholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our shareholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, although we are currently unable to estimate theses costs with any degree of certainty.

Failure to maintain effective internal control over financial reporting could harm our business, results of operations and financial condition.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, effective internal controls over financial reporting may not prevent or detect misstatement and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely impacted and we could fail to meet our reporting obligations.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Thomas, our President and Chief Executive Officer, Mr. Theiler, our Executive Vice President and Chief Financial Officer, Mr. Sweet, our Executive Vice President and Chief Investment Officer, Mr. Taylor, our Executive Vice President – Investments, Mr. Lucey, our Senior Vice President – Principal Accounting and Reporting Officer, Mr. Theine, our Senior Vice President of Asset and Investment Management and Mr. Page, our Senior Vice President and General Counsel. We do not maintain key person life insurance on any of our officers. Our ability to continue to acquire and develop healthcare properties depends upon the significant relationships that our senior management team has developed over many years.

Although we have entered into employment agreements with Messrs. Thomas, Theiler, Sweet, Taylor, Lucey, Theine and Page, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our senior management team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

Our use of OP Units as currency to acquire properties could result in shareholder dilution, could limit our ability to sell such properties, or could affect the amount of distributions we can make to our shareholders, any of which could have a material adverse effect on us.

We may continue to acquire some properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which are convertible into common shares and, upon conversion, may result in shareholder dilution. Such issuances of OP Units would also reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our shareholders. Our shareholders do not directly own OP Units, and thus, do not have any voting rights with respect to any such issuances. The issuance of OP Units may also have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions.

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

In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than our initial REIT taxable year. Subject to certain exceptions, our declaration of trust prohibits any shareholder from owning beneficially or constructively more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest, although we have granted, and may in the future grant, a waiver from the ownership limitations. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of any class or series of our shares of beneficial interest and to be subject to our declaration of trust’s ownership limit. Our declaration of trust also prohibits, among other prohibitions, any person from owning our shares of beneficial interest that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our beneficial interest in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

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

We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Internal Revenue Code of 1986, as amended (the “Code”).

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (reduced under the PATH

Act to 20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by the securities of one or more TRSs. Further, for taxable years beginning after December 31, 2015, debt instruments that do not otherwise qualify as real estate assets issued to us by publicly offered REITs will be treated as qualified real estate assets for purposes of the asset test, but no more than 25% of the value of our total assets may be represented by such debt instruments. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The permitted percentage is reduced to 20% for taxable years beginning after December 31, 2017. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis, including “redetermined TRS service income” relating to gross income of a TRS attributable to services provided to, or on behalf of, the REIT (less the deductions properly allocable thereto) to the extent the amount of such income (less such deductions) would be increased on distribution, apportionment or allocation under Code Section 482. Furthermore, we will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s-length to avoid incurring a 100% excise tax from the transactions discussed above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%, as applicable) REIT subsidiaries limitation or to avoid application of the 100% excise tax.

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

Our declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest. Our Board of Trustees has granted, and may in the future grant, an exemption to the 9.8% share ownership limitation. However, our board of trustees may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the number or value of our outstanding shares would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of trustees determines that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is 23.8%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares. Additionally, the PATH Act limits the aggregate amount of dividends that we designate for a taxable year to the amount of dividends paid with respect to the taxable year.

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

On December 18, 2015, President Obama signed into law the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”). The PATH Act includes several provisions relating to REITs, including a provision restricting certain tax-free spinoffs involving REITs. A significant feature of the PATH Act is that it dismisses the application of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) altogether for a “qualified foreign pension fund,” or any entity all of the interests of which are held by a qualified foreign pension fund, that holds U.S. real property interests directly (or indirectly through one or more partnerships), such that a qualified foreign pension fund and any entity wholly-owned by a qualified foreign pension fund will no longer be subject to U.S. income tax and withholding tax under FIRPTA. The PATH Act also raised the FIRPTA withholding tax rate from 10% to 15%. The PATH Act further increases from 5% to 10% the maximum stock ownership a shareholder may hold in a publicly-traded REIT to be exempt from FIRPTA on dispositions of stock in such REIT or distributions from such REIT.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to maintain our qualification as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the federal income tax asset and income tests applicable to REITs, the loan must be secured by real property. We may originate (in connection with a forward purchase or option to purchase contract) or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest, including our seven outstanding mezzanine loans, would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2015:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	5	96,470	1.7%	$1,293	1.1%
Arizona	7	496,535	8.6%	11,428	9.3%
Colorado	1	15,000	0.3%	600	0.5%
Florida	19	283,679	4.9%	8,270	6.7%
Georgia	22	631,402	10.9%	12,079	9.8%
Illinois	4	181,891	3.1%	3,404	2.8%
Indiana	13	407,746	7.0%	8,263	6.7%
Kentucky	1	18,887	0.3%	499	0.4%
Louisiana	3	151,044	2.6%	5,186	4.2%
Maryland	1	41,493	0.7%	810	0.7%
Maine	1	44,677	0.8%	1,235	1.0%
Michigan	6	371,541	6.4%	7,068	5.7%
Minnesota	8	348,750	6.0%	7,002	5.7%
Missouri	1	30,000	0.5%	634	0.5%
Mississippi	2	97,294	1.7%	2,494	2.0%
Montana	2	120,636	2.1%	2,582	2.1%
North Carolina	1	29,422	0.5%	628	0.5%
North Dakota	1	45,222	0.8%	839	0.7%
New York	7	185,365	3.2%	3,840	3.1%
Ohio	9	444,630	7.7%	8,632	7.0%
Oklahoma	1	52,000	0.9%	1,298	1.1%
Pennsylvania	10	386,924	6.7%	5,051	4.1%
Tennessee	5	228,479	3.9%	2,746	2.2%
Texas	15	737,449	12.7%	19,248	15.7%
Washington	2	192,959	3.3%	5,228	4.3%
Wisconsin	4	159,842	2.7%	2,576	2.1%
Total	151	5,799,337	100%	$122,933	100%

(1)	“GLA” means gross leasable area.

(2)	Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2015, multiplied by 12.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our properties owned as of December 31, 2015 for the periods indicated.

Expiration	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (1) (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (2)
2015 (3)	7	47,375	0.8%	1,136	0.9%	$23.98
2016	44	186,504	3.2%	3,889	3.3%	20.85
2017	79	315,342	5.4%	7,291	5.9%	23.12
2018	68	345,789	6.0%	6,600	5.4%	19.09
2019	46	307,057	5.3%	6,977	5.7%	22.72
2020	51	197,014	3.4%	3,746	3.0%	19.01
2021	31	190,700	3.3%	3,857	3.1%	20.23
2022	28	294,163	5.1%	6,163	5.0%	20.95
2023	39	365,650	6.3%	7,406	6.0%	20.25
2024	55	583,469	10.1%	11,360	9.2%	19.47
Thereafter	168	2,686,306	46.2%	64,244	52.3%	23.92
Month to month	15	38,867	0.7%	264	0.2%	6.79
Vacant	—	241,101	4.2%	—	—	—
Total / Weighted average	631	5,799,337	100%	$122,933	100%	$22.36

(1)	Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2015, by (b) 12.

(2)	Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2015, by (b) square footage under commenced leases as of December 31, 2015.

(3)	Of the 0.8% of leases that expired on December 31, 2015, 0.6% rolled into new long-term leases. The remaining 0.2% are vacant as of January 1, 2016.

Tenants

As of December 31, 2015, our properties were 95.8% leased. No single tenant accounted for more than 3.9% of our total annualized base rent as of December 31, 2015.

The following table sets forth certain information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2015.

Tenant	# of Properties	Property Location	Leased SF	% Leased GLA	Annualized Base Rent (1) (thousands)	% of Portfolio Annualized Rent (2)
LifeCare	3	TX, PA	310,352	5.4%	$4,803	3.9%
Trios Health	1	WA	161,885	2.8%	4,250	3.5%
East El Paso Physicians Medical Center	1	TX	77,000	1.3%	3,585	2.9%
Wayne State University Physician Group	1	MI	176,000	3.0%	3,247	2.6%
Crescent City Surgical Centre	1	LA	60,000	1.0%	3,183	2.6%
FSH Hospital of San Antonio	2	TX	68,786	1.2%	2,988	2.4%
Mid-Ohio Oncology/Hematology	1	OH	98,325	1.7%	2,322	1.9%
Northside Hospital	3	GA	88,003	1.5%	2,291	1.9%
Great Falls Clinic	1	MT	108,000	1.9%	2,235	1.8%
Columbus Regional Healthcare System	9	GA	125,189	2.2%	1,956	1.6%
Total	23		1,273,540	22.0%	$30,860	25.1%

(1)	Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2015, multiplied by 12.

(2)	Calculated as annualized base rent for such tenant as of December 31, 2015 divided by annualized base rent for the total portfolio as of December 31, 2015.

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

Ground Leases

We lease the land upon which fourteen of our properties (Mid Coast Hospital MOB, Valley West Hospital MOB, Crescent City Surgical Centre, Orthopedic One - Columbus, Carmel Medical Pavilion, Berger Medical Center, Edina MOB, Healthpark Medical Center, Brookstone Physician Center MOB, Medical Specialists of Palm Beach MOB, Trios Health MOB, IMS - Paradise Valley MOB, IMS - North Mountain MOB, Great Falls Clinic MOB), representing approximately 16.8% of our total leasable square feet and 18.7% of our annualized revenue for the year ended December 31, 2015, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land, and rights of first offer and refusal with respect to sales of the property, and limits on the types of medical procedures that may be performed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on the NYSE under the symbol “DOC.” As of February 22, 2016, we had 117 registered shareholders of record for our common shares.

The following table sets forth, for the periods indicated, the high and low sale prices of our common shares for the fiscal years ended December 31, 2014 and 2015, respectively, as reported on the NYSE, and the dividends paid by us with respect to those periods.

2014	High	Low	Dividends (1)
First quarter	$14.00	$11.99	$0.225	(2)
Second quarter	$14.63	$12.39	$0.225	(3)
Third quarter	$15.00	$13.51	$0.225	(4)
Fourth quarter	$16.97	$13.56	$0.225	(5)

2015	High	Low	Dividends (1)
First quarter	$18.12	$15.67	$0.225	(6)
Second quarter	$17.99	$14.89	$0.225	(7)
Third quarter	$16.29	$13.86	$0.225	(8)
Fourth quarter	$17.05	$14.68	$0.225	(9)

(1)	Dividend information is for dividends declared with respect to that quarter.

(2)
On March 27, 2014, we declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2014. The dividend was paid on April 25, 2014 to common shareholders and common OP Unit holders of record on April 11, 2014.

(3)
On June 26, 2014, we declared a cash dividend of $0.225 per share for the quarterly period ended June 30, 2014. The dividend was paid on August 1, 2014 to common shareholders and common OP Unit holders of record on July 18, 2014.

(4)
On September 26, 2014, we declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2014. The dividend was paid on October 30, 2014 to common shareholders and common OP Unit holders of record on October 17, 2014.

(5)
On December 30, 2014, we declared a cash dividend of $0.225 per share for the quarter ending December 31, 2014. The dividend was paid on February 6, 2015 to common shareholders and common OP Unit holders of record on January 23, 2015.

(6)
On April 6, 2015, we declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2015. The dividend was paid on May 1, 2015 to common shareholders and common OP Unit holders of record on April 17, 2015.

(7)
On July 1, 2015, we declared a cash dividend of $0.225 per share for the quarterly period ended June 30, 2015. The dividend was paid on July 31, 2015 to common shareholders and common OP Unit holders of record on July 17, 2015.

(8)
On September 28, 2015, we declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2015. The dividend was paid on October 30, 2015 to common shareholders and common OP Unit holders of record on October 16, 2015.

(9)
On January 4, 2016, we declared a cash dividend of $0.225 per share for the quarter ending December 31, 2015. The dividend was paid on January 29, 2016 to common shareholders and common OP Unit holders of record on January 15, 2016.

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

The graph below compares the cumulative total return of our common shares, the S&P 500 and the MSCI US REIT Index (RMS), from July 19, 2013 (the date of our IPO) through December 31, 2015. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we joined the MSCI US REIT Index in November 2014 and therefore, we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	7/19/2013	12/31/2013	12/31/2014	12/31/2015
Physicians Realty Trust	$100.00	$112.34	$156.36	$167.80
S&P 500	$100.00	$110.29	$125.39	$127.13
MSCI US REIT (RMS)	$100.00	$91.70	$119.56	$122.57

Recent Sales of Unregistered Securities

On December 17, 2015, the Company, through a subsidiary of the Operating Partnership, entered into and closed a contribution agreement (the “Contribution Agreement”) with Nashbridge MOB, Inc. and Camlotte, LLC to acquire a medical office building in Nashville, Tennessee (the “Nashville MOB”) in exchange for approximately $27.4 million in cash (and payment of third party indebtedness) and approximately $19.7 million payable in Series A Participating Redeemable Preferred Units of the Operating Partnership (the “Series A Preferred Units”). Holders of the Series A Preferred Units issued in connection with the acquisition of the Nashville MOB are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. The holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to one year from the issuance date. In addition, Series A Preferred Units are redeemable at the option of the holders which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. Our Operating Partnership issued 91,236 Series A Preferred Units in the transaction to acquire the Nashville MOB. The investors in the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to December 17, 2016.

The Series A Preferred Units issued in connection with the property acquisition described above were issued (a) in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder and (b) to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated and combined financial statements and related notes thereto included elsewhere in this report.

We had no business operations prior to completion of the IPO and the formation transactions on July 24, 2013. The balance sheet data as of December 31, 2013, 2014 and 2015 reflects our financial condition. References in the notes to the consolidated and combined financial statements refer to Physicians Realty Trust for the period July 24, 2013, the date of completion of the IPO and the related formation transactions through December 31, 2013, and to the Predecessor for all prior periods.

Our Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial properties, we acquired on July 24, 2013 in connection with completion of our IPO and related formation transactions.

Physicians Realty Trust and Predecessor
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013 (1)
Statement of Operations Data:
Revenues:
Rental revenues	$103,974	$46,397	$13,565
Expense recoveries	21,587	5,871	3,234
Interest income on real estate loans and other	3,880	1,066	246
Total revenues	129,441	53,334	17,045
Expenses:
Interest expense	10,636	6,907	4,295
General and administrative	14,908	11,440	3,214
Operating expenses	31,026	10,154	4,650
Depreciation and amortization	45,471	16,731	5,107
Impairment losses	—	1,750	—
Acquisition expenses	14,893	10,897	1,938
Management fees	—	—	475
Total expenses	116,934	57,879	19,679
Income (loss) before equity in income of unconsolidated entity, gain (loss) on sale of investment properties, and noncontrolling interests:	12,507	(4,545)	(2,634)
Equity in income of unconsolidated entity	104	95	—
Gain (loss) on sale of investment properties	130	32	(2)
Net income (loss)	12,741	(4,418)	(2,636)
Less: net loss attributable to Predecessor	—	—	576
Less: net (income) loss attributable to noncontrolling interest – Operating Partnership	(576)	695	470
Less: net income attributable to noncontrolling interest – partially owned properties	(377)	(314)	(71)
Net income (loss) attributable to controlling interest	11,788	(4,037)	(1,661)
Preferred distributions	(1,189)	—	—
Net income (loss) attributable to common shareholders	$10,599	$(4,037)	$(1,661)
Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$1,579,483	$773,650	$227,539
Cash and cash equivalents	3,143	15,923	56,478
Tenant receivables, net	2,977	1,324	837
Deferred costs, net	7,037	4,870	2,105
Other assets	52,231	15,806	5,901
Total assets	$1,644,871	$811,573	$292,860
Liabilities and Equity
Credit Facility	$395,000	$138,000	$—
Mortgage debt	94,600	78,105	42,821
Accounts payable	644	700	836
Dividends payable	20,783	16,548	5,681
Accrued expenses and other liabilities	24,473	6,140	2,685
Acquired lease intangible, net	5,950	2,871	—
Total liabilities	541,450	242,364	52,023
Redeemable noncontrolling interest – Operating Partnership and partially owned properties	26,960	—	—
Total shareholders’ equity	1,021,132	534,730	204,904
Noncontrolling interest	55,329	34,479	35,933
Total liabilities and equity	$1,644,871	$811,573	$292,860

(1)
Because our IPO and the formation transactions were completed on July 24, 2013 and we had no operations prior to completion of our IPO, the results of operations, for the year ended December 31, 2013 reflect the results of operations of the Predecessor Ziegler Funds from January 1, 2013 through July 23, 2013 and of the Trust from July 24, 2013 through December 31, 2013.

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

We have entered into an unsecured credit facility in the maximum principal amount of $750 million and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes. The unsecured credit facility includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion. As of December 31, 2015, we had approximately $95 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties and $395 million of outstanding borrowings under our unsecured credit facility.

As of December 31, 2015, our portfolio consisted of 151 properties located in 26 states with approximately 5,799,337 net leasable square feet, which were approximately 95.8% leased with a weighted average remaining lease term of approximately 9.0 years and approximately 74% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $750 million and $1 billion of real estate during 2016, including the 2016 acquisitions described in this report.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 85.5% of the annualized base rent payments from our properties as of December 31, 2015 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5.9% of the annualized base rent payments from our properties as of December 31, 2015 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance), to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 2.0% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2015, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year (1)	Portfolio Lease Expirations
MTM	0.7%
2016	3.2%
2017	5.4%
2018	6.0%
2019	5.3%
2020	3.4%
2021	3.3%
2022	5.1%
2023	6.3%
2024	10.1%
Thereafter:	46.2%
Total (2)	95.0%

(1)	“MTM” means month-to-month.

(2)
The difference between the 95.8% leased as of December 31, 2015 as noted above, compared to the 95.0% noted in this table is 0.8%, which is due to leases that expired on December 31, 2015. Of those 0.6% rolled into new long-term leases and 0.2% are vacant as of January 1, 2016. Vacancy totaled 4.2%.

During 2015, we completed acquisitions of 66 medical office facilities located in 22 states for an aggregate purchase price of approximately $818.6 million. Acquisitions are detailed in Note 3 to our consolidated and combined financial statements included in Item 8 to this report.

In 2015, we funded 5 mezzanine loan investments totaling approximately $21.4 million. Additionally, we provided 3 advances on 1 construction loan totaling approximately $1.0 million.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $1.7 billion as of December 31, 2015. As of February 22, 2016, we have 108,596,965 common shares outstanding.

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

On July 22, 2015, the Operating Partnership, as borrower, and we and certain subsidiaries and other affiliates of our company, as guarantors, entered into an amendment to the existing credit agreement with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto (as amended, the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $400 million to $750 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2015, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2015, we were in compliance with all financial covenants.

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

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon our investment grade rating as follows:

Investment Grade Rating	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
At Least A- or A3	LIBOR + 0.85%	—%
At Least BBB+ or BAA1	LIBOR + 0.90%	—%
At Least BBB or BAA2	LIBOR + 1.00%	0.10%
At Least BBB- or BAA3	LIBOR + 1.20%	0.20%
Below BBB- or BAA3	LIBOR + 1.55%	0.60%

On October 19, 2015, we completed a follow-on public offering of 15,812,500 common shares of beneficial interest, including 2,062,500 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $226.8 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 15,812,500 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

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

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of February 22, 2016, own approximately 96.7% of the OP Units.

Recent Developments

On January 4, 2016, our Board of Trustees authorized and we declared a cash distribution of $0.225 per common share and common OP Unit for the quarterly period ended December 31, 2015. The distribution was paid on January 29, 2016 to common shareholders and OP Unit holders of record as of the close of business on January 15, 2016.

January 2016 Notes Offering

On January 7, 2016, our Operating Partnership issued and sold $150 million aggregate principal amount of senior notes, comprised of (i) $15,000,000 aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023 (the “Series A Notes”), (ii) $45,000,000 aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026 (the “Series B Notes”), (iii) $45,000,000 aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028 (the “Series C Notes”) and (iv) $45,000,000 aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031 (the “Series D Notes,” and together with the Series A Notes, the Series B Notes and the Series C Notes, the “Notes”). The proceeds of the Notes were used to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

January 2016 Follow-on Equity Offering

On January 25, 2016, we completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters' overallotment option, resulting in net proceeds to us of approximately $320.9 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 21,275,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

2016 Property Acquisitions

Since January 1, 2016, we have completed 8 acquisitions of 7 healthcare properties and 1 condominium for an aggregate purchase price of $105.1 million containing an aggregate of 326,326 net leasable square feet. Additionally, we issued 1 mezzanine loan for $0.5 million. Acquisitions subsequent to January 1, 2016 are summarized below.

Property(1)	Location	Acquisition Date	Investment (in thousands)
Randall Road MOB - Suite 380	Elgin, IL	January 14, 2016	$704
Great Falls Hospital	Great Falls, MT	January 25, 2016	29,043
Monterey Medical Center ASC	Stuart, FL	February 1, 2016	6,900
Physicians Medical Plaza MOB	Indianapolis, IN	February 1, 2016	8,500
Mezzanine Loan - Davis	Minneapolis, MN	February 4, 2016	500
Park Nicollet Clinic	Chanhassen, MN	February 8, 2016	18,600
HEB Cancer Center	Bedford, TX	February 12, 2016	14,000
Riverview Medical Center	Lancaster, OH	February 26, 2016	12,800
St. Luke's Cornwall MOB	Cornwall, NY	February 26, 2016	14,550
			$105,597

We expect to acquire between $750 million and $1 billion of real estate during 2016, including the approximately $106 million of acquisitions described above.

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

Interest income on real estate loans and other. Represents interest income on mezzanine loans, term loans, change in fair value of derivative liabilities, and third party property management income. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks.

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

General and administrative. General and administrative expenses include certain expenses such as compensation, accounting, legal and other professional fees as well as certain other administrative and travel costs, and expenses related to bank charges, franchises taxes, corporate filing fees, exchange listing fees, officer and trustee insurance costs and other costs associated with being a public company. In addition, effective upon completion of the IPO, we entered into a Shared Services Agreement with Ziegler with respect to certain overhead expenses. On July 31, 2014, we entered into the First Amendment to Shared Services Agreement with Ziegler, which amended certain terms of the Shared Services Agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the shared services agreement, and the monthly fee to be paid by us for the remainder of the term. In consideration of these changes, we were obligated to make a one-time payment to Ziegler in the amount of $1,800,000, which could be paid in cash or in unrestricted common shares, as determined by us in our sole discretion. On August 19, 2014, we made the amendment payment by issuing 124,913 common shares to Ziegler. The fees paid under the Shared Services Agreement are included in general and administrative expenses. We elected to terminate the Agreement effective July 23, 2015 in conjunction with our completed renovations of the Renaissance Office Building.

Operating Expenses. Operating expenses include property operating expenses such as real estate taxes, property insurance, routine maintenance and repairs, utilities and third party property management expenses, some of which are reimbursed to us by tenants under the terms of triple-net leases.

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

Impairment loss. We review long-lived assets every quarter for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.

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

Gain or loss on sale of investment properties. Upon the sale of investment properties, gains or losses are recognized based upon the difference between the disposal sale price and the net book value of the asset.

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

Results of Operations

Overview

As described above, following the completion of the IPO and the formation transactions in July 2013, our structure and operations differ from the historical structure and operations of the Ziegler Funds. For this and other reasons set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we do not believe that the combined operating results for the Predecessor and the Trust presented for fiscal year 2013 are indicative of our future operating results.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014.

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014	Change	%
Revenues:
Rental revenues	$103,974	$46,397	$57,577	124.1
Expense recoveries	21,587	5,871	15,716	267.7
Interest income on real estate loans and other	3,880	1,066	2,814	264.0
Total revenues	129,441	53,334	76,107	142.7
Expenses:
Interest expense	10,636	6,907	3,729	54.0
General and administrative	14,908	11,440	3,468	30.3
Operating expenses	31,026	10,154	20,872	205.6
Depreciation and amortization	45,471	16,731	28,740	171.8
Acquisition expenses	14,893	10,897	3,996	36.7
Impairment loss	—	1,750	(1,750)	(100.0)
Total expenses	116,934	57,879	59,055	102.0
Income (loss) before equity in income of unconsolidated entity and gain on sale of investment properties:	12,507	(4,545)	17,052	(375.2)
Equity in income of unconsolidated entity	104	95	9	9.5
Gain on sale of investment properties	130	32	98	306.3
Net income (loss)	$12,741	$(4,418)	$17,159	(388.4)

Revenues

Total revenues increased $76.1 million, or 142.7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $57.6 million, or 124.1%, from $46.4 million for the year ended December 31, 2014 to $104.0 million for the year ended December 31, 2015. The increase in rental revenues primarily resulted from our 2015 and 2014 acquisitions which resulted in additional rental revenue of $31.0 million and $26.5 million, respectively.

Expense recoveries. Expense recoveries increased $15.7 million, or 267.7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in expense recoveries are the result of our 2015 and 2014 acquisitions which resulted in additional expense recoveries of $9.8 million and $5.9 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $2.8 million, or 264.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase primarily resulted from $1.5 million of additional interest earned on the Company’s loan investments and $0.8 million of amortized tenant improvement income during the year ended December 31, 2015.

Expenses

Total expenses increased by $59.1 million, or 102.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. An analysis of selected expenses follows.

Interest expense. Interest expense for the year ended December 31, 2015 was $10.6 million compared to $6.9 million for the year ended December 31, 2014, representing an increase of $3.7 million, or 54.0%. The $3.7 million increase was the result of a $0.9 million increase in interest on new mortgage debt and $3.0 million increase resulting from outstanding balances, non-use fees and amortization of deferred financing costs on our revolving line of credit, partially offset by a $0.2 million decrease in interest on mortgage debt due to pay-downs of existing debt.

General and administrative. General and administrative expenses increased $3.5 million or 30.3%, from $11.4 million during the year ended December 31, 2014 to $14.9 million during the year ended December 31, 2015. The increase was primarily the result of additional salaries and benefits expenses totaling $3.5 million (including non-cash share compensation of $1.1 million). Other increases in administrative costs were offset by the absence of a one-time charge related to the $1.8 million shared services amendment which occurred during 2014.

Operating expenses. Operating expenses increased $20.9 million or 205.6%, from $10.2 million during the year ended December 31, 2014 to $31.0 million during the year ended December 31, 2015. The increase in operating expenses primarily resulted from our 2015 and 2014 acquisitions which resulted in additional operating expenses of $12.7 million and $9.0 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $28.7 million, or 171.8%, from $16.7 million during the year ended December 31, 2014 to $45.5 million during the year ended December 31, 2015. The increase in depreciation and amortization primarily resulted from our 2015 and 2014 acquisitions which resulted in additional depreciation and amortization of $17.3 million and $11.5 million, respectively.

Acquisition expenses. Acquisition expenses increased $4.0 million or 36.7%, from $10.9 million during the year ended December 31, 2014 to $14.9 million for the year ended December 31, 2015. During the year ended December 31, 2015 and 2014, we acquired $779.2 million and $322.8 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Impairment loss. The Trust recognized a $1.8 million impairment loss on two medical office buildings purchased by the Predecessor for the year ended December 31, 2014. No such impairment loss was recorded for the year ended December 31, 2015.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the year ended December 31, 2015 compared to the year ended December 31, 2014 is not significant.

Gain on sale of investment properties. On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million, resulting in an insignificant loss. On July 31, 2015, the Trust sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million, realizing a gain of $0.1 million. On September 19, 2014, the Trust sold a 2,000 square foot medical office building condominium unit located in Florida for approximately $0.3 million, resulting in an insignificant gain.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013.

The Trust was organized on April 9, 2013 and commenced operations on July 24, 2013. The 2013 results disclosed in this report include the Trust’s results from July 24, 2013 through December 31, 2013, combined with the results of the Predecessor from January 1, 2013 through July 23, 2013.

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013	Change	%
Revenues:
Rental revenues	$46,397	$13,565	$32,832	242.0
Expense recoveries	5,871	3,234	2,637	81.5
Interest income on real estate loans and other	1,066	246	820	333.3
Total revenues	53,334	17,045	36,289	212.9
Expenses:
Interest expense	6,907	4,295	2,612	60.8
General and administrative	11,440	3,214	8,226	255.9
Operating expenses	10,154	4,650	5,504	118.4
Depreciation and amortization	16,731	5,107	11,624	227.6
Acquisition expenses	10,897	1,938	8,959	462.3
Management fee	—	475	(475)	(100.0)
Impairment loss	1,750	—	1,750	NM
Total expenses	57,879	19,679	38,200	194.1
Loss before equity in income of unconsolidated entity and gain (loss) on sale of investment properties:	(4,545)	(2,634)	(1,911)	72.6
Equity in income of unconsolidated entity	95	—	95	NM
Gain (loss) on sale of investment properties	32	(2)	34	NM
Net loss	$(4,418)	$(2,636)	$(1,782)	67.6

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

Cash Flows

Twelve Months Ended December 31, 2015 compared to the twelve months ended December 31, 2014 (in thousands).

	2015	2014
Cash provided by operating activities	$61,352	$13,295
Cash used in investing activities	(801,716)	(518,810)
Cash provided by financing activities	727,584	464,960
Decrease in cash and cash equivalents	$(12,780)	$(40,555)

Cash flows from operating activities. Cash flows provided by operating activities was $61.4 million during the twelve months ended December 31, 2015 compared to $13.3 million during the twelve months ended December 31, 2014, representing an increase of $48.1 million. This change is attributable to the increased operating cash flows resulting from our 2015 and 2014 acquisitions.

 Cash flows from investing activities. Cash flows used in investing activities was $800.7 million during the twelve months ended December 31, 2015 compared to cash flows used in investing activities of $518.8 million during the twelve months ended December 31, 2014, representing a change of $282.9 million. The increase in cash flows used in investing activities was primarily attributable to our $251.7 million increase in acquisition activity over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $727.6 million during the twelve months ended December 31, 2015 compared to cash flows provided by financing activities of $465.0 million during the twelve months ended December 31, 2014, representing an increase of $262.6 million. The 2015 activity was primarily attributable to our follow-on public offerings and the at-the-market offering, resulting in net proceeds of $545.1 million, and $620.0 million of proceeds from borrowings on our revolving credit facility. These were partially offset by the $363.0 million paydown of our revolving credit facility and $63.7 million of dividends paid.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013 (in thousands).

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

Non-GAAP Financial Measures

Funds From Operations (FFO) and Normalized FFO

We believe that information regarding FFO is helpful to shareholders and potential investors because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Because real estate values have historically increased or decreased with market conditions, we believe that FFO provides a more meaningful and accurate indication of our performance. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (computed in accordance with GAAP) before noncontrolling interests of holders of OP units, excluding gains (or losses) on sales of depreciable operating property, impairment write-downs on depreciable assets and extraordinary items (computed in accordance with GAAP), plus real estate related depreciation and amortization (excluding amortization of deferred financing costs). Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with NAREIT definition or that interpret the NAREIT definition differently than we do. The GAAP measure that we believe to be most directly comparable to FFO, net income (loss), includes depreciation and amortization expenses, gains or losses on property sales, impairments and noncontrolling interests. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from the operations of our properties. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (determined in accordance with GAAP) as presented in our financial statements. FFO does not represent cash generated from operating activities in accordance with GAAP, should not be considered to be an alternative to net income (loss) (determined in accordance with GAAP) as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to make cash distributions to shareholders.

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition-related expenses, acceleration of deferred financing costs, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor its indicative of funds available to fund our cash needs, including its ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014
Net income (loss)	$12,741	$(4,418)
Net (income) attributable to NCI - partially owned properties	(377)	(314)
Preferred distributions	(1,189)	—
Depreciation and amortization expense	45,445	16,731
Depreciation and amortization expense - partially owned properties	(484)	(265)
Gain on the sale of investment properties	(130)	(32)
Impairment loss	—	1,750
FFO applicable to common shares and OP Units	$56,006	$13,452
FFO per common share and OP Unit	$0.73	$0.36
Net change in fair value of derivative	(166)	(161)
Acquisition related expenses	14,893	10,897
Acceleration of deferred financing costs	—	178
Other normalizing items	—	1,800
Normalized FFO applicable to common shares and OP Units	$70,733	$26,166
Normalized FFO per common share and OP Unit	$0.92	$0.70

Weighted average number of common shares and OP Units outstanding	76,792,073	37,196,043

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Year Ended December 31,
	2015	2014
Net income (loss)	$12,741	$(4,418)
General and administrative	14,908	11,440
Acquisition-related expenses	14,893	10,897
Depreciation and amortization	45,471	16,731
Interest expense	10,636	6,907
Net change in the fair value of derivative	(166)	(161)
Gain on the sale of investment properties	(130)	(32)
Impairment loss	—	1,750
NOI	$98,353	$43,114

NOI	$98,353	$43,114
Straight-line rent adjustments	(9,000)	(4,259)
Amortization of acquired above/below market leases	1,832	378
Amortization of lease inducements	572	191
Seller master lease and rent abatement payments	1,321	—
Cash NOI	$93,078	$39,424

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net income computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net income computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments, acquisition-related expenses, non-cash share compensation, and other non-recurring items, such as impairment loss and shared service amendment payment. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014
Net income (loss)	$12,741	$(4,418)
Depreciation and amortization	45,471	16,731
Interest expense	10,636	6,907
Net change in fair value of derivatives	(166)	(161)
EBITDA	$68,682	$19,059
Acquisition-related expenses	14,893	10,897
Non-cash share compensation	3,084	1,977
Impairment loss	—	1,750
Shared service amendment payment	—	1,800
Adjusted EBITDA	$86,659	$35,483

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

As of December 31, 2015, we had a total of $3.1 million of cash and cash equivalents and $198.7 million of near-term availability on our unsecured revolving credit facility. Also, we had an additional $156.3 million of availability under our unsecured revolving credit facility as of December 31, 2015 which is subject to customary property underwriting standards. We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We expect to satisfy our long-term liquidity needs through cash flow from operations, unsecured borrowings, issuances of equity and debt securities, and, in connection with acquisitions of additional properties, the issuance of OP Units of our Operating Partnership, and proceeds from select property dispositions and joint venture transactions.

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

In addition, on June 17, 2015, we filed an automatic shelf registration statement on Form S-3 with the Commission covering an indeterminate amount of common shares, preferred shares, convertible shares, debt securities, convertible debt securities or other types of securities from time to time (the “Automatic Shelf Registration Statement”).

On August 19, 2014, we and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which we may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to our Shelf Registration Statement declared effective on August 19, 2014 (the “ATM Program”). In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the NYSE, or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. During 2015, we sold 1,255,092 common shares pursuant to the ATM Program, at a weighted average price of $16.63 per share resulting in total proceeds of approximately $20.9 million, before $0.3 million in commissions. As of February 22, 2016 we had no 2016 activity under the ATM Program. As of February 22, 2016, we have $73.5 million remaining available under the ATM Program.

On December 2, 2014, we adopted a Dividend Reinvestment and Share Purchase Plan (the “DRIP”). Under the DRIP:

•
Existing shareholders may purchase additional common shares by reinvesting all or a portion of the dividends paid on their common shares and by making optional cash payments of not less than $50 and up to a maximum of $10,000 per month;

•	New investors may join the DRIP by making an initial investment of not less than $1,000 and up to a maximum of $10,000; and

•	Once enrolled in the DRIP, participants may authorize electronic deductions from their bank account for optional cash payments to purchase additional shares.

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of February 22, 2016, we have issued 16,589 common shares under our DRIP since its inception.

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

On October 19, 2015, we completed a follow-on public offering of 15,812,500 common shares of beneficial interest, including 2,062,500 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $226.8 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 15,812,500 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On January 7, 2016, our Operating Partnership issued and sold $150 million aggregate principal amount of senior notes, comprised of (i) $15,000,000 aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023 (the “Series A Notes”), (ii) $45,000,000 aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026 (the “Series B Notes”), (iii) $45,000,000 aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028 (the “Series C Notes”) and (iv) $45,000,000 aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031 (the “Series D Notes,” and together with the Series A Notes, the Series B Notes and the Series C Notes, the “Notes”). The proceeds of the Notes were used to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

The note agreement covering the Notes contains covenants that are substantially similar to those contained in the Credit Agreement, including financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur additional debt, make distributions or investments, incur liens and sell, transfer or dispose of assets. The note agreement also includes customary representations and warranties and customary events of default substantially similar to those contained in the Credit Agreement.

On January 25, 2016, we completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters' overallotment option, resulting in net proceeds to us of approximately $320.9 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 21,275,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

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

Principles of Consolidation and Combination

We did not conduct business operations prior to completion of the IPO on July 24, 2013, so the financial information herein for periods prior to July 24, 2013 reflects the operations of the Ziegler Funds, from whom we acquired the equity interests in the 19 properties that constituted our initial portfolio upon completion of the IPO and formation transactions. We determined the Ziegler Funds to be our accounting Predecessor, which is not a legal entity. The financial information herein since July 24, 2013 reflects the operations of Physicians Realty Trust since completion of the IPO and formation transactions. The combined historical data for our Predecessor is not indicative of our financial position or results of operations.

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

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC Topic 360, Property, Plant & Equipment (“ASC 360”), to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful live should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investment will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investment and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows is based on a number of factors including the historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell.

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

The determination of fair value involves the use of significant judgment and estimation. The Trust makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and may include the assistance of a third party appraiser. We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over its estimated remaining life. We determine the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio.

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

Credit Facility

On July 22, 2015, the Operating Partnership, as borrower, and we and certain subsidiaries and other affiliates of our company, as guarantors, entered into an amendment to the existing credit agreement with KeyBank National Association as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and BMO Capital Markets, as joint lead arrangers and joint bookrunners, Regions Capital Markets and BMO Capital Markets, as co-syndication agents, and the lenders party thereto (as amended, the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $400 million to $750 million. The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2015, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2015, we were in compliance with all financial covenants.

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

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon our investment grade rating as follows:

Investment Grade Rating	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
At Least A- or A3	LIBOR + 0.85%	—%
At Least BBB+ or BAA1	LIBOR + 0.90%	—%
At Least BBB or BAA2	LIBOR + 1.00%	0.10%
At Least BBB- or BAA3	LIBOR + 1.20%	0.20%
Below BBB- or BAA3	LIBOR + 1.55%	0.60%

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet debt.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2015:

		Payments by Period (in thousands)
	Total	Less than 1 Year	2016 - 2017	2018 - 2019	2020 and Thereafter
Principal payments(1)	$488,926	$9,748	$41,924	$420,602	$16,652
Interest payments – fixed rate debt(1)	12,590	4,290	5,388	2,290	622
Interest payments – variable rate debt(1)	22,782	6,285	12,394	4,103	—
Ground lease payments	34,756	1,576	3,268	3,439	26,473
Total	$559,054	$21,899	$62,974	$430,434	$43,747

(1)	Payments shown represent 100% of debt service and do not reflect joint venture interests.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of two embedded derivatives and an interest rate swap and are recognized as liabilities on the consolidated balance sheets in accrued expenses and other liabilities and are measured at fair value. See Note 2 to our consolidated and combined financial statements included in Item 1 to this report.

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

The variable rate component of our consolidated indebtedness at December 31, 2015 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at December 31, 2015 would increase by approximately $4.0 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at December 31, 2015, would decrease by approximately $4.0 million annually.

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

Indebtedness

As of December 31, 2015, we had total consolidated indebtedness of approximately $489.6 million. The weighted average interest rate on our consolidated indebtedness was 2.28% (based on the 30-day LIBOR rate as of December 31, 2015, of 0.358%). As of December 31, 2015, we had approximately $399.3 million, or approximately 81.7%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2015 (in thousands).

	Principal	Fixed/Floating Rate	Rate		Maturity
Senior Secured Revolving Credit Facility	$395,000	Floating	LIBOR + 1.2%		9/18/2019
Canton Medical Office Building(1)	6,099	Fixed	5.94%		6/6/2017
Firehouse Square	2,699	Fixed	6.58%		9/6/2017
Hackley Medical Center	5,283	Fixed	5.93%		1/6/2017
MeadowView Professional Center	10,225	Fixed	5.81%		6/6/2017
Mid Coast Hospital Medical Office Building(2)	7,656	Fixed	4.90%	(3)	5/16/2016
Remington Medical Commons	4,262	Floating	LIBOR + 2.75%		9/28/2017
Valley West Hospital Medical Office Building	4,768	Fixed	4.83%		12/1/2020
Oklahoma City, OK Medical Office Building	7,473	Fixed	4.71%		1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%		1/23/2019
San Antonio, TX Hospital	9,120	Fixed	5.00%		6/26/2022
Savage Medical Office Building	5,753	Fixed	5.50%		2/1/2022
Plaza HCA MOB	11,838	Fixed	6.13%		8/1/2017
Total	$488,926

(1)	We own a 51.0% interest in the joint venture that owns this property. Debt shown in this table is the full amount of the mortgage indebtedness on this property.

(2)	We own a 66.3% interest in the joint venture that owns this property. Debt shown in this table is the full amount of the mortgage indebtedness on this property.

(3)	This loan bears interest at a rate of LIBOR + 2.75%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.90% through the date of maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Trustees of Physicians Realty Trust

We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Realty Trust at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Physicians Realty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 29, 2016

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Shareholders and Board of Trustees
Physicians Realty Trust:

We have audited Physician Realty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Physician Realty Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Physicians Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Physicians Realty Trust and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 29, 2016

Report of Independent Registered Public Accounting Firm

To The Board of Trustees and Shareholders of
Physicians Realty Trust
Milwaukee, Wisconsin

We have audited the accompanying consolidated and combined statements of operations, shareholders’ equity and cash flows of Physicians Realty Trust (the “Company”) for the year ended December 31, 2013. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audit.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Physicians Realty Trust for year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Chicago, Illinois
March 21, 2014

Physicians Realty Trust
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Investment properties:
Land and improvements	$130,788	$79,334
Building and improvements	1,284,863	644,086
Tenant improvements	9,243	5,614
Acquired lease intangibles	205,168	72,985
	1,630,062	802,019
Accumulated depreciation	(91,250)	(45,569)
Net real estate property	1,538,812	756,450
Real estate loans receivable	39,349	15,876
Investment in unconsolidated entity	1,322	1,324
Net real estate investments	1,579,483	773,650
Cash and cash equivalents	3,143	15,923
Tenant receivables, net	2,977	1,324
Deferred costs, net	7,037	4,870
Other assets	52,231	15,806
Total assets	$1,644,871	$811,573
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$395,000	$138,000
Mortgage debt	94,600	78,105
Accounts payable	644	700
Dividends payable	20,783	16,548
Accrued expenses and other liabilities	24,473	6,140
Acquired lease intangibles, net	5,950	2,871
Total liabilities	541,450	242,364

Redeemable noncontrolling interest – Operating Partnership and partially owned properties	26,960	—

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 86,864,063 and 50,640,863 common shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.	872	510
Additional paid-in capital	1,129,284	586,017
Accumulated deficit	(109,024)	(51,797)
Total shareholders’ equity	1,021,132	534,730
Noncontrolling interests:
Operating Partnership	45,451	33,727
Partially owned properties	9,878	752
Total noncontrolling interests	55,329	34,479
Total equity	1,076,461	569,209
Total liabilities and equity	$1,644,871	$811,573

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust
Consolidated and Combined Statements of Operations
(in thousands, except share and per share data)

	December 31,
	2015	2014	2013
Revenues:
Rental revenues	$103,974	$46,397	$13,565
Expense recoveries	21,587	5,871	3,234
Interest income on real estate loans and other	3,880	1,066	246
Total revenues	129,441	53,334	17,045
Expenses:
Interest expense	10,636	6,907	4,295
General and administrative	14,908	11,440	3,214
Operating expenses	31,026	10,154	4,650
Depreciation and amortization	45,471	16,731	5,107
Acquisition expenses	14,893	10,897	1,938
Management fees	—	—	475
Impairment loss	—	1,750	—
Total expenses	116,934	57,879	19,679
Income (loss) before equity in income of unconsolidated entity, gain (loss) on sale of investment properties and noncontrolling interests:	12,507	(4,545)	(2,634)
Equity in income of unconsolidated entity	104	95	—
Gain (loss) on sale of investment properties	130	32	(2)
Net income (loss)	12,741	(4,418)	(2,636)
Net (income) loss attributable to noncontrolling interests:
Predecessor	—	—	576
Operating Partnership	(576)	695	470
Partially owned properties	(377)	(314)	(71)
Net income (loss) attributable to controlling interest	11,788	(4,037)	(1,661)
Preferred distributions	(1,189)	—	—
Net income (loss) attributable to common shareholders	$10,599	$(4,037)	$(1,661)
Net income (loss) per share:
Basic	$0.15	$(0.12)	$(0.13)
Diluted	$0.15	$(0.12)	$(0.13)
Weighted average common shares:
Basic	72,750,724	33,063,093	12,883,917
Diluted	76,792,073	33,063,093	12,883,917
Dividends and distributions declared per common share and unit	$0.90	$0.90	$0.41

The accompanying notes are an integral part of these consolidated and combined financial statements

Physicians Realty Trust and Predecessor
Consolidated and Combined Statements of Equity
(in thousands, except shares)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Predecessor Equity	Total Shareholders’ and Predecessor Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Predecessor Balance
Balance at January 1, 2013	$—	$—	$—	$19,068	$19,068	$—	$29	$29	$19,097
Net (loss) income	—	—	—	(712)	(712)	—	136	136	(576)
Transfer	—	—	—	36	36	—	(36)	(36)	—
Distributions	—	—	—	(211)	(211)	—	(209)	(209)	(420)
Balance at July 24, 2013	—	—	—	18,181	18,181	—	(80)	(80)	18,101
Physicians Realty Trust
Net proceeds from sale of common shares	213	225,707	—	—	225,920	—	—	—	225,920
Formation transactions	—	35	—	(18,181)	(18,146)	18,181	(389)	17,792	(354)
Restricted share award grants	2	431	—	—	433	—	—	—	433
Dividends declared	—	—	(7,009)	—	(7,009)	(1,326)	—	(1,326)	(8,335)
Adjustment for noncontrolling interests ownership in Operating Partnership	—	(7,391)	—	—	(7,391)	7,391	—	7,391	—
Contributions	—	(5,423)	—	—	(5,423)	11,534	1,276	12,810	7,387
Distributions	—	—	—	—	—	—	(255)	(255)	(255)
Net (loss) income	—	—	(1,661)	—	(1,661)	(470)	71	(399)	(2,060)
Balance at December 31, 2013	215	213,359	(8,670)	—	204,904	35,310	623	35,933	240,837
Net proceeds from sale of common shares	272	350,113	—	—	350,385	—	—	—	350,385
Restricted share award grants	2	2,100	(42)	—	2,060	—	—	—	2,060
Issuance of common shares in connection with the Ziegler shared service amendment payment	1	1,799	—	—	1,800	—	—	—	1,800
Purchase of OP Units	—	—	—	—	—	(7,546)	—	(7,546)	(7,546)
Conversion of OP Units	20	13,266	—	—	13,286	(13,286)	—	(13,286)	—
Dividends/distributions declared	—	—	(39,048)	—	(39,048)	(3,265)	—	(3,265)	(42,313)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	5,380	—	—	5,380	(5,380)	—	(5,380)	—
Issuance of OP Units in connection with acquisition	—	—	—	—	—	28,589	—	28,589	28,589
Distributions	—	—	—	—	—	—	(185)	(185)	(185)
Net (loss) income	—	—	(4,037)	—	(4,037)	(695)	314	(381)	(4,418)
Balance at December 31, 2014	510	586,017	(51,797)	—	534,730	33,727	752	34,479	569,209
Net proceeds from sale of common shares	361	544,756	—	—	545,117	—	—	—	545,117
Restricted share award grants, net	1	3,191	(284)	—	2,908	—	—	—	2,908
Purchase of OP Units	—	—	—	—	—	(1,088)	—	(1,088)	(1,088)
Conversion of OP Units	—	171	—	—	171	(171)	—	(171)	—
Dividends/distributions declared	—	—	(67,542)	—	(67,542)	(3,344)	—	(3,344)	(70,886)
Preferred distributions	—	—	(1,189)		(1,189)	—	—	—	(1,189)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	10,973	—	10,973	10,973
Contributions	—	—	—		—	—	8,962	8,962	8,962
Distributions	—	—	—	—	—	—	(213)	(213)	(213)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(73)	—	—	(73)	—	—	—	(73)
Net income	—	—	11,788	—	11,788	576	377	953	12,741
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(4,778)	—	—	(4,778)	4,778	—	4,778	—
Balance at December 31, 2015	$872	$1,129,284	$(109,024)	$—	$1,021,132	$45,451	$9,878	$55,329	$1,076,461

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor
Consolidated and Combined Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$12,741	$(4,418)	$(2,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	45,471	16,731	5,107
Amortization of deferred financing costs	1,373	1,097	510
Amortization of lease inducements and above/below market lease intangibles	2,577	571	141
Straight-line rental revenue/expense	(9,000)	(4,366)	(675)
Amortization of above market assumed debt	(173)	—	—
(Gain) loss on sale of investment properties	(130)	(32)	2
Equity in income of unconsolidated entity	(104)	(95)	—
Distribution from unconsolidated entity	106	71	—
Change in fair value of derivatives	(166)	(161)	(246)
Provision for bad debts	69	9	30
Non-cash share compensation	3,798	2,422	433
Ziegler shared service amendment payment	—	1,800	—
Impairment on investment properties	—	1,750	—
Change in operating assets and liabilities:
Tenant receivables	(2,836)	(986)	(184)
Other assets	(630)	(3,518)	(1,074)
Accounts payable to related parties	—	—	(1,530)
Accounts payable	(56)	(136)	34
Accrued expenses and other liabilities	8,312	2,556	1,256
Net cash provided by operating activities	61,352	13,295	1,168
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	3,039	235	448
Acquisition of investment properties, net	(752,807)	(501,127)	(125,728)
Capital expenditures on existing investment properties	(4,988)	(900)	—
Pay down of contingent consideration	(999)	—	—
Real estate loans receivable	(22,359)	(15,386)	—
Note receivable	(20,545)	—	—
Leasing commissions	(579)	(100)	(163)
Lease inducements	(2,478)	(1,532)	(1,000)
Net cash used in investing activities	(801,716)	(518,810)	(126,443)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	545,117	350,384	225,920
Formation transactions	—	—	(354)
Proceeds from credit facility borrowings	620,000	395,200	52,350
Payment on credit facility borrowings	(363,000)	(257,200)	(52,350)
Proceeds from issuance of mortgage debt	—	26,550	162
Principal payments on mortgage debt	(2,022)	(6,549)	(41,832)
Debt issuance costs	(3,105)	(3,887)	(1,428)
Dividends paid – shareholders	(63,720)	(28,104)	(2,161)
Distributions to noncontrolling interest – Operating Partnership	(3,216)	(3,382)	(493)
Distributions to members and partners	(563)	—	(211)
Distributions to noncontrolling interest – partially owned properties	(213)	(185)	(464)
Purchase of OP Units	(1,088)	(7,546)	—
Common shares repurchased and retired	(606)	(321)	—
Net cash provided by financing activities	727,584	464,960	179,139
Net (decrease) increase in cash and cash equivalents	(12,780)	(40,555)	53,864
Cash and cash equivalents, beginning of year	15,923	56,478	2,614
Cash and cash equivalents, end of year	$3,143	$15,923	$56,478
Supplemental disclosure of cash flow information – interest paid during the year	$9,550	$5,606	$3,942
Supplemental disclosure of noncash activity – assumed debt	$18,690	$15,283	$—
Supplemental disclosure of noncash activity – issuance of OP Units and Series A Preferred Units in connection with acquisitions	$40,376	$28,589	$11,535
Supplemental disclosure of noncash activity – contingent consideration	$2,718	$840	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Physicians Realty Trust and Predecessor

Notes to Consolidated and Combined Financial Statements

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of December 31, 2015, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Initial Public Offering and Formation Transactions

Pursuant to the IPO, the Trust issued an aggregate of 11,753,597 common shares, including common shares issued upon exercise of the underwriters’ overallotment option, and received approximately $123.8 million of net proceeds (after deducting the underwriting discount and expenses of the IPO and the formation transactions payable by the Trust). The Trust contributed the net proceeds of the IPO to the Operating Partnership in exchange for 11,753,597 common units of partnership interest (“OP Units”) on July 24, 2013. Concurrently with the completion of the IPO, the Trust acquired, through a series of contribution transactions, the entities that own the 19 properties that comprised the Trust’s initial properties from four healthcare real estate funds (the “Ziegler Funds”), as well as certain operating assets and liabilities, including the assumption of approximately $84.3 million of debt related to such properties. The Trust determined that the Ziegler Funds constitute the Trust’s accounting predecessor (the “Predecessor”). The Predecessor, which is not a legal entity, is comprised of the four Ziegler Funds that owned directly or indirectly interests in entities that owned the initial 19 properties in the Trust’s portfolio. The combined historical data for the Predecessor is not necessarily indicative of the Trust’s future financial position or results of operations. In addition, at the completion of the IPO, the Trust entered into a shared services agreement with B.C. Ziegler & Company (“Ziegler”) pursuant to which Ziegler provided office space, IT support, accounting support and other services to the Trust in exchange for an annual fee. The Trust elected to terminate the shared services agreement effective July 23, 2015 in conjunction with completed renovations of the Renaissance Office Building.

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

Equity Offerings

On December 11, 2013, the Trust completed a public offering of 9,545,000 common shares, including 1,245,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $103.1 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 9,545,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On May 27, 2014, the Trust completed a public offering of 12,650,000 common shares, including 1,650,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $149.9 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 12,650,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On September 12, 2014, the Trust completed a public offering of 10,925,000 common shares, including 1,425,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $145.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 10,925,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the former senior secured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On January 21, 2015, the Trust completed a follow-on public offering of 18,975,000 common shares at $16.40 per share, including 2,475,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $297.3 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 18,975,000 partnership interests in the Operating Partnership (“OP Units”), and the Operating Partnership used the net proceeds of the public offering to repay borrowings under the unsecured revolving credit facility and for general corporate purposes, including working capital and investment in real estate.

On June 17, 2015, the Trust filed an automatic shelf registration statement on Form S-3 with the Commission covering an indeterminate amount of common shares, preferred shares, convertible shares, debt securities, convertible debt securities or other types of securities from time to time.

On October 19, 2015, the Trust completed a follow-on public offering of 15,812,500 common shares at $15.00 per share, including 2,062,500 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Trust of approximately $226.8 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 15,812,500 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay a portion of the outstanding indebtedness under the unsecured revolving credit facility and for general corporate purposes, including working capital and investment in real estate.

On August 19, 2014, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC (the “Agents”), pursuant to which the Trust may issue and sell common shares having an aggregate offering price of up to $150 million, from time to time, through the Agents pursuant to a shelf registration statement on Form S-3 (the “ATM Program”). During 2015 and 2014, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	2015			2014
	Common shares sold	Weighted average price	Net proceeds	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	247,397	$16.96	$4,139	—	$—	$—
Quarterly period ended June 30	1,007,695	16.56	16,439	—	—	—
Quarterly period ended September 30	—	—	—	—	—	—
Quarterly period ended December 31	—	—	—	3,576,010	15.54	54,789
Year ended December 31	1,255,092	$16.63	$20,578	3,576,010	$15.54	$54,789

Note 2. Summary of Significant Accounting Policies
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

For property holding entities not determined to be VIEs, the Trust consolidates such entities in which the Trust or the Operating Partnership owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation. For entities in which the Trust owns less than 100% of the equity interest, the Trust consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Trust records a noncontrolling interest representing equity held by noncontrolling interests.

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

During the year ended December 31, 2013, the Operating Partnership partially funded one property acquisition by issuing 954,877 OP Units valued at approximately $11.5 million on the date of issuance. The acquisition had a total purchase price of approximately $37.5 million.

During the year ended December 31, 2014, the Operating Partnership partially funded five property acquisitions by issuing an aggregate of 2,042,313 OP Units valued at approximately $28.6 million on the date of issuance. The five acquisitions had a total purchase price of approximately $103.6 million.

During the year ended December 31, 2015, the Operating Partnership partially funded three property acquisitions by issuing an aggregate of 648,649 OP Units valued at approximately $11.0 million on the date of issuance. The three acquisitions had a total purchase price of approximately $32.5 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of December 31, 2015, the Trust held a 95.7% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

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

Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties

On February 5, 2015, the Trust entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. Holders of Series A Preferred Units are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. The holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to one year from the issuance date. In addition, Series A Preferred Units are redeemable at the option of the holders which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares. Due to the redemption rights associated with the Series A Preferred Units, the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheet.

On February 5, 2015, the acquisition of the Minnetonka MOB was partially funded with the issuance of 44,685 Series A Preferred Units which are valued at $9.7 million. On December 17, 2015, the acquisition of the Nashville MOB was partially funded with the issuance of 91,236 Series A Preferred Units which are valued at $19.7 million. The Series A Preferred Units were evaluated for embedded features that should be bifurcated and separately accounted for as a freestanding derivative. The Trust determined that the Series A Preferred Units contained features that require bifurcation. The fair value of the embedded derivative is $8.1 million and is included on the Trust’s consolidated balance sheets in accrued expenses and other liabilities.

In connection with the acquisition of the Minnetonka MOB, the Trust received a $5 million equity investment from a third party, effective March 1, 2015. This investment earns a 15% cumulative preferred return. At any point subsequent to the third anniversary of the investment, the holder can require the Trust to redeem the instrument at a price for which the investor will realize a 15% internal rate of return. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 31, 2015	January 15, 2016	January 29, 2016	$0.225
September 28, 2015	October 16, 2015	October 30, 2015	$0.225
July 1, 2015	July 17, 2015	July 31, 2015	$0.225
April 6, 2015	April 17, 2015	May 1, 2015	$0.225
December 30, 2014	January 23, 2015	February 6, 2015	$0.225
September 26, 2014	October 17, 2014	October 30, 2014	$0.225
June 26, 2014	July 18, 2014	August 1, 2014	$0.225
March 27, 2014	April 11, 2014	April 25, 2014	$0.225
December 30, 2013	January 24, 2014	February 7, 2014	$0.225
September 30, 2013	October 18, 2013	November 1, 2013	$0.180	(1)

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

In determining the value of in-place leases, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions, tenant improvements, legal, and other related costs based on current market demand. The values assigned to in-place leases are amortized over the estimated remaining term of the lease.

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

The Trust recorded real estate impairment charges of $1.8 million year ended December 31, 2014.

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

In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in the Trust’s previously issued financial statements. The Trust early adopted ASU 2014-08 for the quarter ended March 31, 2014. Such adoption has had no impact on the Trust’s financial statements as no dispositions that qualify as discontinued operations occurred during the year ended December 31, 2015 and 2014.

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

During 2014, the Trust completed the acquisition of a 40% limited liability company membership interest in Jeff-Orleans Medical Development Real Estate, L.L.C., the entity that owns and leases to the Trust the land on which the Crescent City Surgical Centre is situated, for $1.3 million.

Real Estate Loans Receivable

Real estate loans receivable consists of seven mezzanine loans and a term loan. Each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the term loan is secured by an equity interest in one medical office building development. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Trust’s consolidated statement of operations.

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

Escrow reserves

The Trust is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement. The total reserves as of December 31, 2015 and 2014 are $4.8 million and $1.9 million, respectively, which are included in other assets in the consolidated balance sheets.

Deferred costs

Deferred costs consist primarily of fees paid to obtain financing and costs associated with the origination of long-term leases on real estate properties. After the purchase of a property, lease commissions incurred to extend in-place leases or generate new lease are added to deferred lease costs. Deferred lease costs are amortized on a straight-line basis over the terms of their respective agreements. The Trust amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield.

Derivatives

Derivatives consist of two embedded derivatives and an interest rate swap and are recognized as liabilities on the consolidated balance sheets in accrued expenses and other liabilities and are measured at fair value. For the interest rate swap any change in the fair value is recognized immediately in earnings unless the derivative qualified as a hedge and for the embedded derivatives any change in fair value is recognized in Redeemable noncontrolling interest – Operating Partnership and partially owned properties. No derivatives have been designated as hedges.

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

Tenant receivables, net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Trust assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Trust bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Trust will be unable to recover the full value of the receivable, the Trust provides a reserve against the portion of the receivable that it estimates may not be recovered. At December 31, 2015 and 2014, the allowance for doubtful accounts was $0.1 million.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $15.6 million and $6.4 million as of December 31, 2015 and 2014, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the average remaining life of the lease.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is permitted for reporting periods beginning after December 15, 2016. While the Trust is currently evaluating the impact the adoption of Topic 606 will have on its consolidated financial statements, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

In February 2015, the FASB issued ASU 2015-2, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company will adopt ASU 2015-2 on January 1, 2016, and it is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update requires that acquiring entities in a business combination recognize adjustments to provisional amounts identified in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. Adjustments related to previous reporting periods must be disclosed by income statement line item, either on the face of the income statement or in the notes, in the period for which the adjustment was identified. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company will adopt ASU 2015-16 on January 1, 2016, and it is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

Note 3. Acquisitions and Dispositions

During 2015, the Trust completed acquisitions of 66 properties located in 22 states for an aggregate purchase price of approximately $818.6 million. In addition, the Trust completed loan investments totaling $22.4 million. Acquisition activity for the year ending December 31, 2015 is summarized below:

Property (1)		Location	Acquisition Date	Purchase Price (in thousands)
Minnesota Portfolio	(2)
Edina MOB	(5)	Edina MN	January 22, 2015	$14,190
Crystal MOB	(5)	Crystal, MN	January 22, 2015	14,782
Savage MOB	(5)	Savage, MN	January 22, 2015	12,800
Dell Road MOB	(5)	Chanhassen, MN	January 22, 2015	6,410
Vadnais Heights MOB	(5)	Vadnais Heights, MN	January 29, 2015	18,422
Minnetonka MOB	(3) (5)	Minnetonka, MN	February 5, 2015	26,000
Jamestown MOB	(5)	Jamestown, ND	February 5, 2015	12,819
Minnesota Eye MOB	(5)	Minnetonka, MN	February 17, 2015	10,882
Columbus MOB	(5)	Columbus, GA	January 23, 2015	6,540
Methodist Sports MOB	(4) (6)	Greenwood, IN	January 28, 2015	10,000
Indianapolis South (4 MOBs)	(5)	Greenwood, IN	February 13, 2015	17,183
Baylor Cancer Center	(5)	Dallas, TX	February 27, 2015	8,200
Bridgeport Medical Center	(5)	Lakewood, WA	February 27, 2015	13,750
Renaissance Office Building	(5)	Milwaukee, WI	March 27, 2015	6,500
University of Rochester Strong Memorial Portfolio (5 MOBs)	(5)	Rochester, NY	March 31, 2015	41,000
Avalon Park Florida Hospital MOB	(5)	Avalon Park, FL	March 31, 2015	14,600
Premier Surgery Center of Louisville	(5)	Louisville, KY	April 10, 2015	8,000
Baton Rouge MOB	(5)	Baton Rouge, LA	April 15, 2015	10,486
Healthpark Medical Center	(5)	Grand Blanc, MI	April 30, 2015	18,913
Plaza HCA MOB	(5)	Jacksonville, FL	April 30, 2015	19,000
Northern Ohio Medical Center	(4)	Sheffield, OH	May 28, 2015	11,236
University of Michigan - Northville MOB	(5)	Livonia, MI	May 29, 2015	14,750
Coon Rapids Medical Center MOB	(5)	Coon Rapids, MN	June 1, 2015	7,298
Mezzanine Loan - UF Health MOB	(7)	Jacksonville, FL	June 1, 2015	9,000
Premier Landmark MOB	(4) (8)	Bloomington, IN	June 5, 2015	11,308
Palm Beach ASC	(5)	Palm Beach, FL	June 26, 2015	14,070
Brookstone Physician Center MOB	(5)	Jacksonville, AL	June 30, 2015	2,800
Jackson Woman's Clinic MOB	(5)	Jackson, TN	June 30, 2015	5,672
Hillside Medical Center MOB	(5)	Hanover, PA	June 30, 2015	11,400
Randall Road MOB	(5)	Elgin, IL	June 30, 2015	13,045
Randall Road MOB - Unit 140	(4)	Elgin, IL	July 17, 2015	1,750
Medical Specialists of Palm Beach MOB	(5)	Atlantis, FL	July 24, 2015	11,051
OhioHealth - SW Health Center MOB	(5)	Grove City, OH	July 31, 2015	11,460
Trios Health MOB	(5)	Kennewick, WA	July 31, 2015	64,000
Integrated Medical Services (IMS) Portfolio
IMS - Paradise Valley MOB	(5)	Phoenix, AZ	August 14, 2015	31,814
IMS - Avondale MOB	(5)	Avondale, AZ	August 19, 2015	22,144
IMS - Palm Valley MOB	(5)	Goodyear, AZ	August 19, 2015	35,184
IMS - North Mountain MOB	(5)	Phoenix, AZ	August 31, 2015	51,740

Property (1)		Location	Acquisition Date	Purchase Price (in thousands)
Mezzanine Loan - Warm Springs Rehab Hospital	(9)	Kyle, TX	August 21, 2015	3,138
Memorial Hermann Medical Complex (2 MOBs)	(5)	Katy, TX	September 1, 2015	40,400
Construction Loan - Tinseltown	(10)	Jacksonville, FL	September 4, 2015	1,005
New Albany Medical Center MOB	(5) (11)	New Albany, OH	September 9, 2015	11,200
Fountain Hills Medical Campus MOB	(5)	Fountain Hills, AZ	September 30, 2015	13,250
Catalyst Portfolio (12 MOBs)	(5)	AL & FL	October 13, 2015	23,805
Mezzanine Loan - Truman Medical Center	(12)	Kansas City, MO	October 16, 2015	4,500
Arete Surgical Center	(5)	Johnstown, CO	October 19, 2015	9,100
Cambridge Professional Center MOB	(5)	Waldorf, MD	October 30, 2015	11,550
Mezzanine Loan - Great Falls Replacement Surgical Hospital	(13)	Great Falls, MT	November 2, 2015	4,500
HonorHealth 44th Street MOB	(5)	Phoenix, AZ	November 13, 2015	7,163
Mercy Medical Center MOB	(5)	Fenton, MO	December 1, 2015	9,850
Nashville MOB	(5) (14)	Nashville, TN	December 17, 2015	45,440
Mezzanine Loan - Wilson Surgery Center	(15)	Wilson, NC	December 17, 2015	216
Hillside Medical Center - Suite 100	(4)	Hanover, PA	December 18, 2015	4,240
Randall Road MOB - Suite 170	(4)	Elgin, IL	December 21, 2015	408
KSF Orthopaedic MOB	(5)	Houston, TX	December 22, 2015	6,250
Great Falls Clinic MOB	(5) (16)	Great Falls, MT	December 29, 2015	24,244
Randall Road MOB - Suite 320	(4)	Elgin, IL	December 30, 2015	500
Total				$840,958

(1)	“MOB” means medical office building and “ASC” means ambulatory surgical center.

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

(4)	The Trust accounted for these acquisitions as asset acquisitions and capitalized $0.4 million of total acquisition costs to the basis of the properties.

(5)	The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $14.9 million.

(6)	The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 420,963 OP Units valued at approximately $7.3 million in the aggregate on the date of issuance.

(7)
The Trust made a $9.0 million mezzanine term loan to fund the development of a MOB in Jacksonville, Florida. The loan is collateralized by an equity interest in the medical building development and accrues interest at a rate of 8.4% per year.

(8)	The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 210,820 OP Units valued at approximately $3.4 million in the aggregate on the date of issuance.

(9)
The Trust made a $3.1 million mezzanine term loan to partially fund the borrower’s acquisition of the 54,500 square foot Warm Springs Rehabilitation Hospital in Kyle, Texas. The mezzanine loan is collateralized by an equity interest in the property and accrues interest at a rate of 8.5% per year. The Trust has an option to purchase the property.

(10)
The Trust made additional advances on a construction loan to Tinseltown Partners, LLC to fund the renovations and additions of two re-purposed buildings in Jacksonville, Florida. The additional advances total $1.0 million and accrue at an interest rate of 9.0% per year.

(11)	The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 16,866 OP Units valued at approximately $0.2 million in the aggregate on the date of issuance.

(12)
The Trust made a $4.5 million mezzanine term loan to partially fund the owner’s permanent financing of the 87,500 square foot Truman Medical Center in Kansas City, Missouri. The loan accrues interest at the rate of 8.02% per year. The Trust has rights of first offer and first refusal to purchase the property.

(13)
The Trust made a $4.5 million mezzanine term loan to partially fund the construction of the 63,250 square foot Great Falls Hospital in Great Falls, Montana. The loan accrues interest at the rate of 9.0% per year. The Trust has a contract to purchase the property upon completion of construction.

(14)
The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 91,236 Series A Preferred Units valued at approximately $19.7 million in the aggregate on the date of issuance. Holders of the Series A Preferred Units issued in connection with the acquisition of the Nashville MOB are entitled to certain redemption rights under the partnership agreement of the Operating Partnership which allow them to cause the Operating Partnership to redeem the Series A Preferred Units in exchange for cash, or at the Trust’s option, for common shares, pursuant to a formula provided in the partnership agreement. The investors in the Series A Preferred Units have agreed not cause the Operating Partnership to redeem their Series A Preferred Units prior to December 17, 2016.

(15)
The Trust made a $0.2 million short term mezzanine loan to partially fund the owner’s acquisition of a 9,890 square foot ambulatory surgery center in Wilson, North Carolina. The loan accrues interest at the rate of 8.8% per year.

(16)	The Trust’s $24.2 million investment represents the acquisition of an approximate 75% membership interest in the entity which owns the Great Falls Clinic.

For 2015, the Trust recorded revenues and net income of $41.4 million and $10.6 million, respectively, from its 2015 acquisitions.

During 2014, the Trust completed acquisitions of 61 properties located in 15 states for an aggregate purchase price of approximately $543.4 million. Acquisition activity for the year ending December 31, 2014 is summarized below:

Property (1)		Location	Acquisition Date	Purchase Price (in thousands)
Foundations San Antonio Surgical Hospital	(2)	San Antonio, TX	February 19, 2014	$25,556
Eagles Landing Family Practice 4 MOBs	(2)	Atlanta, GA	February 19, 2014	20,800
21st Century Oncology 4 MOBs	(3)	Sarasota, FL	February 26, 2014	17,486
Foundations San Antonio MOB	(3)	San Antonio, TX	February 28, 2014	6,800
Peachtree Dunwoody MOB	(3)	Atlanta, GA	February 28, 2014	36,726
LifeCare LTACH	(2)	Fort Worth, TX	March 28, 2014	27,160
LifeCare LTACH	(2)	Pittsburgh, PA	March 28, 2014	12,840
Pinnacle Health Cardiology Portfolio 2 MOBs	(3)	Carlisle & Wormleyburg, PA	April 22, 2014	9,208
South Bend Orthopaedic MOB	(3)	South Bend, IN	April 30, 2014	14,900
Grenada Medical Complex MOB	(3)	Grenada, MS	April 30, 2014	7,100
Mississippi Sports Medicine and Orthopaedics Center MOB	(2) (4)	Jackson, MS	May 23, 2014	16,700
Carmel Medical Pavilion MOB	(3) (5)	Carmel, IN	May 28, 2014	4,664
Summit Urology MOB	(2)	Bloomington, IN	June 30, 2014	4,783
Renaissance Center	(3)	Oshkosh, WI	June 30, 2014	8,500
Presbyterian Medical Plaza MOB	(3)	Monroe, NC	June 30, 2014	7,750
Landmark Medical Portfolio (Premier) 3 MOBs	(2) (6)	Bloomington, IN	July 1, 2014	23,837
Carlisle II MOB	(3)	Carlisle, PA	July 25, 2014	4,500
Surgical Institute of Monroe ASC		Monroe, MI	July 28, 2014	6,000
The Oaks Medical Building MOB	(3)	Lady Lake, FL	July 31, 2014	10,600
Baylor Surgicare ASC — Mansfield	(3)	Mansfield, TX	September 2, 2014	8,500
Eye Center of Southern Indiana	(2) (7)	Bloomington, IN	September 5, 2014	12,174
Wayne State Medical Center and MOB	(2)	Troy, MI	September 10, 2014	46,500
El Paso Portfolio (specialty surgical hospital and 2 MOBs)	(3) (8)	El Paso, TX	September 30, 2014	46,235
The Mark H. Zangmeister Center	(3)	Columbus, OH	September 30, 2014	36,600
Berger Medical Center	(3)	Orient, OH	September 30, 2014	6,785
Orthopedic One 2 MOBs	(3)	Columbus, OH Westerville, OH	September 30, 2014	24,500
Pinnacle Health Portfolio 5 MOBs	(3)	Harrisburg, PA	October 29, 2014	23,100
Columbus Regional Health Portfolio 12 MOBs Columbus Regional Health Portfolio 1 MOB	(3)	Columbus, GA Phenix City, AL	November 20, 2014	27,997
Middletown Medical 2 MOBs	(2)	Middletown, NY	November 26, 2014	14,399
Carle Danville Clinic MOB	(3)	Danville, IL	November 26, 2014	10,300
Napoleon Medical Building MOB	(3)	New Orleans, LA	December 18, 2014	10,500
West Tennessee Bone & Joint 1 MOB 1 ASC	(2)	Jackson, TN	December 30, 2014	9,936
Total				$543,436

(1)	“MOB” means medical office building, “LTACH” means long-term acute care hospital and “ASC” means ambulatory surgical center.

(2)	The Trust accounted for these acquisitions as asset acquisitions and capitalized $1.7 million of total acquisition costs to the basis of the properties.

(3)	The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $10.9 million.

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

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Trust determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2015	December 31, 2014
Land	$52,224	$53,687
Building and improvements	643,470	451,691
In-place lease intangibles	99,763	35,720
Above market lease intangibles	19,337	5,270
Below market lease intangibles	(3,738)	(2,330)
Below market ground lease	13,941	—
Above market ground lease	—	(701)
Investment in unconsolidated entity	—	1,300
Lease inducement	2,478	1,532
Leasehold interest	—	759
Derivative liability assumed	—	(197)
Contingent consideration	(2,718)	(840)
Receivable	3,564	640
Debt assumed	(18,690)	(15,283)
Issuance of OP Units	(10,973)	(28,589)
Issuance of Series A Preferred Units	(29,403)	—
Noncontrolling interest	(13,970)	—
Net assets acquired	$755,285	$502,659

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Unaudited Pro Forma Financial Information

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Trust had acquired the 2015 acquisitions detailed above as of January 1, 2014 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014
Revenue	$168,154	$133,411
Net income	38,959	17,512
Net income available to common shareholders	36,938	16,599
Earnings per share	$0.42	$0.19
Common shares outstanding	87,175,904	87,175,904

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$163,728	$(26,702)	$137,026	$64,777	$(12,213)	$52,564
Above market leases	26,787	(3,174)	23,613	7,449	(578)	6,871
Leasehold interest	712	(64)	648	759	(5)	754
Below market ground lease	13,941	(68)	13,873	—	—	—
Total	$205,168	$(30,008)	$175,160	$72,985	$(12,796)	$60,189
Liability
Below market lease	$6,068	$(799)	$5,269	$2,330	$(156)	$2,174
Above market ground lease	701	(20)	681	701	(4)	697
Total	$6,769	$(819)	$5,950	$3,031	$(160)	$2,871

The following is a summary of the acquired lease intangible amortization for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013
Amortization expense related to in-place leases	$15,300	$4,133	$1,252
Decrease of rental income related to above-market leases	2,596	530	48
Decrease of rental income related to leasehold interests	59	5	—
Increase of rental income related to below-market leases	643	156	—
Decrease of operating expense related to above market ground leases	16	4	—
Increase in operating expense related to below market ground leases	68	—	—

Future aggregate net amortization of the acquired lease intangibles as of December 31, 2015, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2016	$(3,016)	$20,760
2017	(2,447)	18,743
2018	(2,162)	17,283
2019	(1,982)	14,161
2020	(1,886)	12,427
Thereafter	(7,499)	66,844
Total	$(18,992)	$150,218

For the year ended December 31, 2015, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 15 years and 12 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Straight line rent receivable	$15,584	$6,431
Lease inducements, net	4,970	2,845
Escrows	4,788	1,906
Earnest deposits	343	2,343
Notes receivable	20,620	—
Prepaid expenses and other	5,926	2,281
Total	$52,231	$15,806

Note 6. Debt

The following is a summary of debt as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015		2014
Fixed interest mortgage notes	$89,664	(1)	$73,706	(2)
Variable interest mortgage note	4,262	(3)	4,399	(4)
Total mortgage debt	93,926		78,105
$750 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2019.	395,000		138,000
Total principal	488,926		216,105
Unamortized fair value adjustment	674		—
Total debt	$489,600		$216,105

(1)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.40%, and due in 2016, 2017, 2019, 2020, 2021 and 2022 collateralized by 11 properties with a net book value of $145,038.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.26%, and due in 2016, 2017, 2018, 2019, 2021 and 2022 collateralized by nine properties with a net book value of $118,247.

(3)	Variable interest mortgage note bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $5,994.

(4)	Variable interest mortgage note bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $6,249.

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

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2015, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2015, the Trust was in compliance with all financial covenants.

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

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the Trust’s investment grade rating as follows:

Investment Grade Rating	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
At Least A- or A3	LIBOR + 0.85%	—%
At Least BBB+ or BAA1	LIBOR + 0.90%	—%
At Least BBB or BAA2	LIBOR + 1.00%	0.10%
At Least BBB- or BAA3	LIBOR + 1.20%	0.20%
Below BBB- or BAA3	LIBOR + 1.55%	0.60%

As of December 31, 2015, there were $395.0 million of borrowings outstanding under our unsecured revolving credit facility and $198.7 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2015, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2015, are as follows (in thousands):

2016	$9,748
2017	40,658
2018	1,265
2019	415,081
2020	5,521
Thereafter	16,653
Total Payments	$488,926

For the years ended December 31, 2015 and 2014, the Trust incurred interest expense on its debt of $9.3 million and $5.8 million, respectively.

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Embedded derivatives	$8,149	$—
Security deposits	4,038	1,191
Prepaid rent	2,778	839
Contingent consideration	2,559	840
Accrued expenses and other	6,949	3,270
Total	$24,473	$6,140

Note 8. Stock-based Compensation

The Trust follows ASC 718, Compensation – Stock Compensation (“ASC 718”), in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Share-based payments classified as liability awards are marked to fair value at each reporting period.

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

The committee has broad discretion in administering the terms of the 2013 Plan. Restricted shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. The Trust granted to management and the Board of Trustees 250,000 restricted common shares upon completion of the IPO under the Trust’s 2013 Plan at a value per share of $11.50 and total value of $2.9 million with a vesting period of three years. During 2014, a total of 152,987 restricted common shares with a total value of $2.1 million were granted to Trust employees and the Board of Trustees with vesting periods ranging from one to three years. During 2015, a total of 162,522 restricted common shares with a value of $2.6 million were granted to Trust employees with vesting periods ranging from one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of December 31, 2015 and changes during the year then ended follow:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares issued in conjunction with our IPO	250,000	$11.50
Non-vested at December 31, 2013	250,000	11.50
Granted	152,987	13.79
Vested	(83,333)	11.50
Non-vested at December 31, 2014	319,654	12.60
Granted	162,522	15.95
Vested	(170,337)	12.93
Non-vested at December 31, 2015	311,839	$14.17

For all service awards, the Trust records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For the years ended December 31, 2015, 2014, and 2013 the Trust recognized non-cash share compensation of $2.9 million, $2.2 million, and $0.4 million, respectively. Unrecognized compensation expense at December 31, 2015, 2014, and 2013 was $2.1 million, $2.4 million, and $2.5 million, respectively. The Trust’s compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2015 and March 2014, under the Trust’s 2013 Plan, the Trust granted restricted share units at target level of 75,250 and 55,680, respectively, to its officers, which are subject to certain performance and market conditions and a three year service period. In March 2015, the Trust additionally granted 40,957 restricted share units to the Board of Trustees which are subject to a two year vesting period. In addition, each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.
     Approximately 80% of the restricted share units issued to officers in 2015 vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Trust utilized a Monte Carlo simulation to calculate the weighted average grant date fair values in 2015 and 2014 of $20.06 and $19.25 per unit, respectively, using the following assumptions:

	2015	2014
Volatility	20.7%	18.8% - 34.2%
Dividend assumption	reinvested	reinvested
Expected term in years	2.8 years	2.8 years
Risk-free rate	1.14%	0.65%
Stock price (per share)	$15.87	$13.47
 The remaining 20% of the restricted share units issued to officers in 2015 vest based upon certain performance conditions. With respect to the performance conditions, the grant date fair value of $15.87 per unit was calculated on the grant date. The restricted stock units’ combined weighted average grant date fair value is $19.22 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2014 and 2015:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	55,680	16.94
Non-vested at December 31, 2014	55,680	16.94
Granted	116,207	19.22
Non-vested at December 31, 2015	171,887	$18.48

The Trust recognized $0.9 million and $0.3 million of non-cash share unit compensation expense for the year ended December 31, 2015 and 2014, respectively. Unrecognized compensation expense at December 31, 2015 and 2014 was $1.6 million and $0.7 million, respectively.

Note 9. Fair Value Measurements

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

The trust has three derivative instruments at December 31, 2015, consisting of the two embedded derivatives detailed in the Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and an interest rate swap.

Neither the embedded derivatives nor the interest rate swap are traded on an exchange. The Trust’s derivative liabilities are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Trust measures its derivatives at fair value on a recurring basis. The fair values are based on Level 2 inputs described above.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of December 31, 2015.

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short term maturities of these instruments. Fair values for real estate loans receivable and mortgage debt are estimated based on rates currently prevailing for similar instruments of similar maturities and are based on Level 2 inputs.

The following table presents the fair value of the Trust’s financial instruments (in thousands).

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loans receivable	$39,349	$39,349	$15,876	$15,876
Credit facility	$(395,000)	$(395,000)	$(138,000)	$(138,000)
Mortgage debt	$(94,600)	$(95,275)	$(78,105)	$(78,642)
Derivative liabilities	$(8,216)	$(8,216)	$(233)	$(233)

Note 10. Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2016 through 2045. As of December 31, 2015, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2016	$119,218
2017	115,974
2018	110,927
2019	106,196
2020	102,326
Thereafter	724,590
Total	$1,279,231

Note 11. Rent Expense

The Trust leases the land upon which fourteen of its properties are located from third party land owners, pursuant to separate ground leases. In addition, the Trust leases the rights to parking structures at two of its properties, pursuant to separate parking structure leases. The ground and parking leases require fixed annual rental payments and may also include escalation clauses and renewal options. These leases have terms up to 90 years remaining, excluding extension options. As of December 31, 2015, the future minimum lease obligations under non-cancelable ground and parking leases were as follows (in thousands):

2016	$1,316
2017	1,353
2018	1,394
2019	1,437
2020	1,482
Thereafter	16,377
Total	$23,359

Rent expense for the ground and parking leases of $1.3 million, $0.9 million and $0.02 million for the years ended December 31, 2015, 2014, and 2013, respectively, are reported in operating expenses in the consolidated and combined statements of operations.

Note 12. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator for earnings per share - basic:
Net income (loss)	$12,741	$(4,418)	$(2,636)
Net (income) loss attributable to Predecessor:	—	—	576
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(576)	695	470
Partially owned properties	(377)	(314)	(71)
Preferred distributions	(1,189)	—	—
Numerator for earnings per share - basic:	$10,599	$(4,037)	$(1,661)
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	10,599	(4,037)	(1,661)
Operating Partnership net income	576	—	—
Numerator for earnings per share - diluted	$11,175	$(4,037)	$(1,661)
Denominator for EPS - basic and diluted:
Weighted average number of shares outstanding - basic	72,750,724	33,063,093	12,883,917
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	3,708,494	—	—
Restricted shares	190,619	—	—
Restricted share units	142,236	—	—
Denominator for EPS - diluted	76,792,073	33,063,093	12,883,917
Earnings per share - basic	$0.15	$(0.12)	$(0.13)
Earnings per share - diluted	$0.15	$(0.12)	$(0.13)

Note 13. Related Party Transactions

Effective July 24, 2013, the Trust entered into a Shared Services Agreement with Ziegler pursuant to which Ziegler provided office space, IT support, accounting support, and other services to the Trust in exchange for an annual fee. The shared service fee amounted to $0.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively, and was recorded in general and administrative expense in the consolidated and combined statements of operations. The Operating Partnership and the Trust entered into the First Amendment to Shared Services Agreement, dated July 31, 2014 (the “First Amendment”), with Ziegler, which amended certain terms of the Shared Services Agreement. Among other things, the First Amendment reduced the shared services to be provided by Ziegler, the term of the Shared Services Agreement, and the monthly fee to be paid by the Trust for the remainder of the term. In consideration of these changes, the Trust was obligated to make a one-time payment to Ziegler in the amount of $1.8 million (the “Amendment Payment”), which could be paid in cash or in unrestricted common shares of the Trust as determined by the Trust in its sole discretion. On August 19, 2014, the Trust made the Amendment Payment by issuing 124,913 common shares to Ziegler. The $1.8 million one-time payment is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2014.

The Trust elected to terminate the Agreement effective July 23, 2015 in conjunction with our completed renovations of the Renaissance Office Building. Service fees incurred during the year ended December 31, 2015 were insignificant.

Note 14. Subsequent Events

As of February 22, 2016, the Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions during 2016:

Property(1)	Location	Acquisition Date	Investment (in thousands)
Randall Road MOB - Suite 380	Elgin, IL	January 14, 2016	$704
Great Falls Hospital	Great Falls, MT	January 25, 2016	29,043
Monterey Medical Center ASC	Stuart, FL	February 1, 2016	6,900
Physicians Medical Plaza MOB	Indianapolis, IN	February 1, 2016	8,500
Mezzanine Loan - Davis	Minneapolis, MN	February 4, 2016	500
Park Nicollet Clinic	Chanhassen, MN	February 8, 2016	18,600
HEB Cancer Center	Bedford, TX	February 12, 2016	14,000
Riverview Medical Center	Lancaster, OH	February 26, 2016	12,800
St. Luke's Cornwall MOB	Cornwall, NY	February 26, 2016	14,550
			$105,597

(1)	“MOB” means medical office building and “ASC” means ambulatory surgical center.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for a further discussion of these acquisitions.

On January 7, 2016, the Operating Partnership issued and sold $150 million aggregate principal amount of senior notes, comprised of (i) $15,000,000 aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023 (the “Series A Notes”), (ii) $45,000,000 aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026 (the “Series B Notes”), (iii) $45,000,000 aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028 (the “Series C Notes”) and (iv) $45,000,000 aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031 (the “Series D Notes,” and together with the Series A Notes, the Series B Notes and the Series C Notes, the “Notes”). The proceeds of the Notes were used to repay borrowings under the Trust’s unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On January 25, 2016, the Trust completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $320.9 million. The Trust contributed the net proceeds of this offering to its Operating Partnership in exchange for 21,275,000 OP Units, and its Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

Note 15. Quarterly Data

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common share and per share amounts.

	Quarter Ended
2015	March 31	June 30	September 30	December 31
Total revenues	$24,484	$29,683	$34,870	$40,404
Operating (loss) income	(459)	3,271	3,812	5,883
Net (loss) income	(448)	3,297	3,983	5,909
Net (loss) income attributable to common shareholders	(522)	2,571	3,404	5,146
Earnings per share – basic:
Net (loss) income available to common shareholders	$(0.01)	$0.04	$0.05	$0.06
Weighted average common shares outstanding	65,649,478	70,376,959	71,034,747	83,761,536
Earnings per share – diluted:
Net (loss) income available to common shareholder	$(0.01)	$0.04	$0.05	$0.06
Weighted average common shares outstanding	65,649,478	74,267,284	75,104,821	87,911,097

As a result of the acquisition activity and equity offerings throughout 2015, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2014	March 31	June 30	September 30	December 31
Total revenues	$8,032	$11,447	$14,161	$19,694
Operating loss (income)	(3,575)	(626)	(2,311)	1,967
Net loss (income)	(3,558)	(600)	(2,251)	1,991
Net loss (income) available to common shareholders	(3,093)	(561)	(2,094)	1,711
Earnings per share – basic:
Net (loss) income available to common shareholders	$(0.15)	$(0.02)	$(0.06)	$0.04
Weighted average common shares outstanding	21,298,597	26,163,982	36,313,644	48,145,409
Earnings per share – diluted:
Net (loss) income available to common shareholders	$(0.15)	$(0.02)	$(0.06)	$0.04
Weighted average common shares outstanding	21,298,597	26,163,982	36,313,644	48,354,493

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Arrowhead Commons	Phoenix, AZ	$—	$740	$2,551	$420	$740	$2,971	$3,711	$(427)	2004	5/31/2008	46
Aurora Medical Office Building	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(180)	2010	4/15/2010	50
Austell Medical Office Building	Atlanta, GA	—	289	1,992	334	289	2,326	2,615	(482)	1971	6/30/2008	36
Canton Medical Office Building	Atlanta, GA	6,099	710	7,225	114	710	7,339	8,049	(2,095)	1994	5/25/2007	35
Decatur Medical Office Building	Atlanta, GA	—	740	2,604	44	740	2,648	3,388	(774)	1974	10/12/2007	28
El Paso Medical Office Building	El Paso, TX	—	860	2,866	369	860	3,235	4,095	(1,465)	1987	8/24/2006	21
Farmington Professional Pavilion	Detroit, MI	—	580	1,793	110	580	1,903	2,483	(1,204)	1972	1/5/2006	15
Firehouse Square	Milwaukee, WI	2,699	1,120	2,768	—	1,120	2,768	3,888	(777)	2002	8/15/2007	30
Hackley Medical Center	Grand Rapids, MI	5,283	1,840	6,402	36	1,840	6,438	8,278	(1,908)	1968	12/22/2006	30
MeadowView Professional Center	Kingsport, TN	10,225	2,270	11,344	—	2,270	11,344	13,614	(3,300)	2005	5/10/2007	30
Mid Coast Hospital MOB	Portland, ME	7,656	—	11,247	20	—	11,267	11,267	(2,854)	2008	5/1/2008	42
New Albany Professional Building	Columbus, OH	—	237	2,767	317	237	3,084	3,321	(550)	2000	1/4/2008	42
Northpark Trail	Atlanta, GA	—	839	1,245	235	839	1,480	2,319	(582)	2001	12/28/2005	35
Remington Medical Commons	Chicago, IL	4,262	895	6,499	319	895	6,818	7,713	(1,719)	2008	6/1/2008	30
Summit Healthplex	Atlanta, GA	—	2,633	15,576	5,012	2,633	20,588	23,221	(4,311)	2002	7/3/2008	44
Valley West Hospital MOB	Chicago, IL	4,768	—	6,275	611	—	6,886	6,886	(1,845)	2007	11/1/2007	30
East El Paso Medical Office Building	El Paso, TX	—	710	4,500	—	710	4,500	5,210	(300)	2004	8/30/2013	35
East El Paso Surgical Hospital	El Paso, TX	—	3,070	23,627	—	3,070	23,627	26,697	(1,531)	2004	8/30/2013	36
LifeCare Plano LTACH	Plano, TX	—	3,370	11,689	455	3,370	12,144	15,514	(1,115)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	18,750	—	34,208	—	—	34,208	34,208	(1,604)	2010	9/30/2013	48
Foundation Surgical Affiliates Medical Office Building	Oklahoma City, OK	7,474	1,300	12,724	—	1,300	12,724	14,024	(666)	2004	9/30/2013	43
Pensacola Medical Office Building	Pensacola, FL	—	990	5,005	15	990	5,020	6,010	(230)	2012	10/4/2013	49
Central Ohio Neurosurgical Surgeons Medical Office	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(361)	2007	11/27/2013	44
Great Falls Ambulatory Surgery Center	Great Falls, MT	—	203	3,224	—	203	3,224	3,427	(199)	1999	12/11/2013	33
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	800	3,345	1,548	800	4,893	5,693	(254)	2007	2/19/2014	36
Eagles Landing Family Practice Medical Office Building	Jackson, GA	—	800	3,345	1,255	800	4,600	5,400	(227)	2006	2/19/2014	38
Eagles Landing Family Practice Medical Office Building	Conyers, GA	—	1,000	3,345	—	1,000	3,345	4,345	(172)	2008	2/19/2014	37
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	400	3,345	1,741	400	5,086	5,486	(254)	2010	2/19/2014	37
Foundation San Antonio Surgical Hospital	San Antonio, TX	9,120	2,230	23,346	23	2,230	23,369	25,599	(1,395)	2007	2/19/2014	35
21st Century Radiation Oncology Centers — Sarasota	Sarasota, FL	—	633	6,557	—	633	6,557	7,190	(464)	1975	2/26/2014	27
21st Century Radiation Oncology Centers - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(174)	1987	2/26/2014	35

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
21st Century Radiation Oncology Centers - Engelwood	Engelwood, FL	—	350	1,878	—	350	1,878	2,228	(100)	1992	2/26/2014	38
21st Century Radiation Oncology Centers — Port Charlotte	Port Charlotte, FL	—	269	2,326	—	269	2,326	2,595	(125)	1996	2/26/2014	36
Foundation San Antonio Healthplex	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(230)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	—	6,046	27,435	54	6,046	27,489	33,535	(2,063)	1987	2/28/2014	25
LifeCare LTACH — Fort Worth	Fort Worth, TX	—	2,730	24,639	—	2,730	24,639	27,369	(1,476)	1985	3/28/2014	30
LifeCare LTACH — Pittsburgh	Pittsburgh, PA	—	1,142	11,737	—	1,142	11,737	12,879	(735)	1987	3/28/2014	30
PinnacleHealth Medical Office Building	Harrisburg, PA	—	795	4,601	—	795	4,601	5,396	(332)	1990	4/22/2014	25
Pinnacle Health Medical Office Building	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(116)	2002	4/22/2014	35
South Bend Orthopaedics Medical Office Building	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(543)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	50	185	5,870	6,055	(381)	1975	4/30/2014	30
Mississippi Ortho Medical Office Building	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(713)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	—	—	3,917	3,917	(262)	1993	5/28/2014	25
Renaissance Ambulatory Surgery Center	Oshkosh, WI	—	228	7,658	—	228	7,658	7,886	(298)	2007	6/30/2014	40
Presbyterian Medical Plaza	Monroe, NC	—	1,195	5,681	6	1,195	5,687	6,882	(202)	2008	6/30/2014	15
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(246)	1996	6/30/2014	30
500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(158)	2000	7/1/2014	35
550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(680)	2000	7/1/2014	35
574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(68)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(131)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(273)	2010	7/28/2014	35
The Oaks @ Lady Lake	Lady Lake, FL	—	1,065	8,642	—	1,065	8,642	9,707	(294)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(207)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(453)	1995	9/5/2014	35
Wayne State	Troy, MI	—	3,560	43,052	—	3,560	43,052	46,612	(1,568)	1986	9/10/2014	38
Zangmeister	Columbus, OH	—	1,610	31,120	—	1,610	31,120	32,730	(1,017)	2007	9/30/2014	40
Orthopedic One - Columbus	Columbus, OH	—	—	16,234	7	—	16,241	16,241	(503)	2009	9/30/2014	45
Orthopedic One - Westerville	Columbus, OH	—	362	3,944	—	362	3,944	4,306	(126)	2007	9/30/2014	43
Berger Medical Center	Columbus, OH	—	—	5,950	—	—	5,950	5,950	(216)	2007	9/30/2014	38
El Paso - Lee Trevino	El Paso, TX	—	2,294	11,316	365	2,294	11,681	13,975	(514)	1983	9/30/2014	30
El Paso - Murchison	El Paso, TX	—	2,283	24,543	27	2,283	24,570	26,853	(1,055)	1970	9/30/2014	30
El Paso - Kenworthy	El Paso, TX	—	728	2,178	—	728	2,178	2,906	(87)	1983	9/30/2014	35
Pinnacle - 32 Northeast	Harrisburg, PA	—	408	3,232	12	408	3,244	3,652	(128)	1994	10/29/2014	33
Pinnacle - 4518 Union Deposit	Harrisburg, PA	—	617	7,305	—	617	7,305	7,922	(295)	2000	10/29/2014	31

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Pinnacle - 4520 Union Deposit	Harrisburg, PA	—	169	2,055	—	169	2,055	2,224	(90)	1997	10/29/2014	28
Pinnacle - 240 Grandview	Harrisburg, PA	—	321	4,242	—	321	4,242	4,563	(151)	1980	10/29/2014	35
Pinnacle - Market Place Way	Harrisburg, PA	—	808	2,383	6	808	2,389	3,197	(115)	2004	10/29/2014	35
CRHS - 2000 10th Avenue	Columbus, GA	—	380	2,737	—	380	2,737	3,117	(152)	1989	11/20/2014	22
CRHS - 1942 North Avenue	Columbus, GA	—	91	273	—	91	273	364	(26)	1971	11/20/2014	12
CRHS - 920 18th Street	Columbus, GA	—	110	281	—	110	281	391	(40)	1982	11/20/2014	8
CRHS - 1900 10th Avenue	Columbus, GA	—	474	5,580	5	474	5,585	6,059	(247)	1976	11/20/2014	26
CRHS - 1800 10th Avenue	Columbus, GA	—	539	5,238	—	539	5,238	5,777	(216)	1980	11/20/2014	28
CRHS - 705 17th Street	Columbus, GA	—	372	2,346	278	372	2,624	2,996	(189)	1994	11/20/2014	15
CRHS - 615 19th Street	Columbus, GA	—	75	113	—	75	113	188	(39)	1976	11/20/2014	3
CRHS - 1968 North Avenue	Columbus, GA	—	89	32	—	89	32	121	(9)	1966	11/20/2014	4
CRHS - 633 19th Street	Columbus, GA	—	99	255	—	99	255	354	(33)	1972	11/20/2014	9
CRHS - 500 18th Street	Columbus, GA	—	430	170	—	430	170	600	(39)	1982	11/20/2014	8
CRHS - 2200 Hamilton Road	Columbus, GA	—	267	1,579	—	267	1,579	1,846	(86)	1992	11/20/2014	22
CRHS - 1810 Stadium Drive	Phenix City, AL	—	202	149	19	202	168	370	(31)	1999	11/20/2014	30
Carle Danville MOB	Danville, IL	—	607	7,136	—	607	7,136	7,743	(250)	2007	11/26/2014	33
Middletown Medical - 111 Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(319)	1988	11/28/2014	35
Middletown Medical - 2 Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(96)	1992	11/28/2014	35
Napoleon Medical Office Building	New Orleans, LA	—	1,202	7,412	79	1,202	7,491	8,693	(318)	1974	12/19/2014	25
West TN Bone & Joint - Physicians Drive	Jackson, TN	—	650	2,960	—	650	2,960	3,610	(90)	1991	12/30/2014	35
West TN Bone & Joint	Jackson, TN	—	1,250	5,210	—	1,250	5,210	6,460	(181)	1996	12/30/2014	31
Edina MOB	Edina MN	—	504	10,006	208	504	10,214	10,718	(513)	1979	1/22/2015	24
Crystal MOB	Crystal, MN	—	945	11,862	1	945	11,863	12,808	(276)	2012	1/22/2015	47
Savage MOB	Savage, MN	5,753	1,281	10,021	—	1,281	10,021	11,302	(242)	2011	1/22/2015	48
Dell Road MOB	Chanhassen, MN	—	800	4,520	—	800	4,520	5,320	(120)	2008	1/22/2015	43
Columbus MOB	Columbus, GA	—	845	2,708	—	845	2,708	3,553	(148)	1980	1/23/2015	22
Methodist Sports MOB	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(250)	2008	1/28/2015	33
Vadnais Heights MOB	Vadnais Heights, MN	—	2,751	12,233	—	2,751	12,233	14,984	(336)	2013	1/29/2015	43
Minnetonka MOB	Minnetonka, MN	—	1,770	19,797	—	1,770	19,797	21,567	(458)	2014	2/5/2015	49
Jamestown MOB	Jamestown, ND	—	656	9,440	—	656	9,440	10,096	(269)	2013	2/5/2015	43
Indiana American II	Greenwood, IN	—	862	6,901	—	862	6,901	7,763	(185)	2008	2/13/2015	38
Indiana American III	Greenwood, IN	—	741	1,846	185	741	2,031	2,772	(93)	2001	2/13/2015	31
Indiana American IV	Greenwood, IN	—	771	1,928	3	771	1,931	2,702	(63)	2001	2/13/2015	31
Southpointe	Indianapolis, IN	—	563	1,741	1	563	1,742	2,305	(77)	1993	2/13/2015	27
Minnesota Eye MOB	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(174)	2014	2/17/2015	44
Baylor Cancer Center	Dallas, TX	—	855	6,007	—	855	6,007	6,862	(125)	2001	2/27/2015	43
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	—	1,397	10,435	11,832	(264)	2004	2/27/2015	35

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	1,178	1,379	5,360	6,739	(240)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	—	534	10,164	10,698	(315)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	—	210	3,317	3,527	(88)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	—	372	6,645	7,017	(178)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	—	353	8,226	8,579	(235)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	5	282	7,079	7,361	(160)	2008	3/31/2015	41
Avalon Park Florida Hospital MOB	Avalon Park, FL	—	1,041	10,685	—	1,041	10,685	11,726	(213)	2009	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(102)	2013	4/10/2015	43
Baton Rouge MOB	Baton Rouge, LA	—	711	7,720	—	711	7,720	8,431	(173)	2003	4/15/2015	35
Healthpark Medical Center	Grand Blanc, MI	—	—	17,624	—	—	17,624	17,624	(358)	2006	4/30/2015	36
Plaza HCA MOB	Jacksonville, FL	11,837	1,112	12,553	—	1,112	12,553	13,665	(226)	2007	4/30/2015	39
Northern Ohio Medical Center	Sheffield, OH	—	644	9,162	—	644	9,162	9,806	(277)	1999	5/28/2015	20
University of Michigan - Northville MOB	Livonia, MI	—	2,200	8,627	31	2,200	8,658	10,858	(180)	1988	5/29/2015	30
Coon Rapids Medical Center MOB	Coon Rapids, MN	—	607	5,857	—	607	5,857	6,464	(106)	2007	6/1/2015	35
Premier Landmark MOB	Bloomington, IN	—	872	10,537	—	872	10,537	11,409	(165)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(101)	2003	6/26/2015	40
Brookstone Physician Center MOB	Jacksonville, AL	—	—	1,913	—	—	1,913	1,913	(33)	2007	6/30/2015	31
Jackson Woman's Clinic MOB	Jackson, TN	—	555	3,800	—	555	3,800	4,355	(58)	1998	6/30/2015	35
Hillside Medical Center MOB	Hanover, PA	—	812	13,217	—	812	13,217	14,029	(138)	2003	6/30/2015	35
Randall Road MOB	Elgin, IL	—	—	15,404	—	—	15,404	15,404	(191)	2006	6/30/2015	38
Medical Specialists of Palm Beach MOB	Atlantis, FL	—	—	7,560	—	—	7,560	7,560	(91)	2002	7/24/2015	37
OhioHealth - SW Health Center MOB	Grove City, OH	—	1,363	8,516	—	1,363	8,516	9,879	(110)	2001	7/31/2015	37
Trios Health MOB	Kennewick, WA	—	—	55,178	—	—	55,178	55,178	(525)	2015	7/31/2015	45
IMS - Paradise Valley MOB	Phoenix, AZ	—	—	25,893	—	—	25,893	25,893	(282)	2004	8/14/2015	43
IMS - Avondale MOB	Avondale, AZ	—	1,818	18,108	—	1,818	18,108	19,926	(145)	2006	8/19/2015	45
IMS - Palm Valley MOB	Goodyear, AZ	—	2,666	28,655	—	2,666	28,655	31,321	(240)	2006	8/19/2015	43
IMS - North Mountain MOB	Phoenix, AZ	—	—	42,877	—	—	42,877	42,877	(335)	2008	8/31/2015	47
Memorial Hermann - Phase I	Katy, TX	—	822	6,797	—	822	6,797	7,619	(62)	2005	9/1/2015	39
Memorial Hermann - Phase II	Katy, TX	—	1,560	25,601	—	1,560	25,601	27,161	(224)	2006	9/1/2015	40
New Albany Medical Center MOB	New Albany, OH	—	1,600	8,505	—	1,600	8,505	10,105	(87)	2005	9/9/2015	37
Fountain Hills Medical Campus MOB	Fountain Hills, AZ	—	2,593	7,635	—	2,593	7,635	10,228	(55)	1995	9/30/2015	39
Fairhope MOB	Fairhope, AL	—	640	5,227	—	640	5,227	5,867	(39)	2005	10/13/2015	38
Foley MOB	Foley, AL	—	365	732	—	365	732	1,097	(5)	1997	10/13/2015	40
Foley Venture	Foley, AL	—	420	1,118	—	420	1,118	1,538	(8)	2002	10/13/2015	38

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
North Okaloosa MOB	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(7)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	—	380	1,237	1,617	(8)	2009	10/13/2015	41
Sorrento Road	Pensacola, FL	—	170	894	—	170	894	1,064	(6)	2010	10/13/2015	41
Breakfast Point Medical Park	Panama City, FL	—	—	817	—	—	817	817	(5)	2012	10/13/2015	42
Panama City Beach	Panama City, FL	—	—	739	—	—	739	739	(5)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(8)	2010	10/13/2015	41
Ft. Walton Beach	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(7)	1979	10/13/2015	35
Panama City	Panama City, FL	—	—	661	—	—	661	661	(5)	2003	10/13/2015	38
Pensacola - Catalyst	Pensacola, FL	—	220	1,685	—	220	1,685	1,905	(12)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(26)	2013	10/19/2015	45
Cambridge Professional Center MOB	Waldorf, MD	—	590	8,520	—	590	8,520	9,110	(45)	1999	10/30/2015	35
HonorHealth 44th Street MOB	Phoenix, AZ	—	515	3,884	—	515	3,884	4,399	(24)	1988	11/13/2015	28
Mercy Medical Center MOB	Fenton, MO	—	1,201	6,778	—	1,201	6,778	7,979	(15)	1999	12/1/2015	40
Nashville MOB	Nashville, TN	—	1,555	39,713	—	1,555	39,713	41,268	—	2015	12/17/2015	45
KSF Orthopaedic MOB	Houston, TX	—	530	3,712	—	530	3,712	4,242	—	1984	12/22/2015	19
Great Falls Clinic MOB	Great Falls, MT	—	—	27,402	—	—	27,402	27,402	—	2004	12/29/2015	40
		$93,926	$130,788	$1,277,934	$16,172	$130,788	$1,294,106	$1,424,894	$(61,242)

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2015

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance as of the beginning of the year	$729,034	$224,730	$111,149
Acquisitions	695,693	505,379	113,225
Additions	4,440	900	806
Impairment	—	(1,750)	—
Dispositions	(4,273)	(225)	(450)
Balance as of the end of the year	$1,424,894	$729,034	$224,730

The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance as of the beginning of the year	$32,772	$20,299	$16,495
Acquisitions	9,512	6,575	694
Additions	20,446	5,898	3,110
Dispositions	(1,488)	—	—
Balance as of the end of the year	$61,242	$32,772	$20,299

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures.

In designing and evaluating the disclosure controls and procedures and our internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and our internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Proposal 1 — Election of Trustees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance Matters”, “Executive Officers” and “Report of the Audit Committee of the Board of Trustees” to be included in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in “Part I., Item 1. Business – Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Executive Compensation”, “2015 Non-Employee Trustee Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be included in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” to be included in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Equity Compensation Plan Information

The table below presents information as of December 31, 2015 for the 2013 Equity Incentive Plan. We do not have any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	433,747	(1)	—	$2,016,253
Equity compensation plans not approved by shareholders	—		—	—
Total	433,747		—	$2,016,253

(1)
Includes (i) performance-based restricted stock units at maximum level granted to our officers under the 2013 Equity Incentive Plan, which will vest, if at all, based on achievement of performance criteria over a performance period, subject to the terms of the grant, and (ii) time-based restricted stock units granted to our non-employee trustees under the 2013 Equity Incentive Plan. Performance-based restricted stock units are reflected at maximum levels for each of the awards because actual performance through December 31, 2015 was either at maximum level or between target and maximum levels for each of the awards under the 2013 Equity Incentive Plan. The actual number of performance-based restricted stock units granted has not been determined and will be determined based on the Company’s performance over the 3-year performance periods applicable to each award.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Certain Relationships and Related Transactions” and “Trustee Independence” to be included in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” to be included in our 2016 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	94

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)Exhibits:

See the Exhibit Index immediately following the signature page of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY TRUST

Dated: February 29, 2016	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and
John T. Thomas	President and Trustee
	(Principal Executive Officer)	February 29, 2016

/s/ JEFFREY N. THEILER	Executive Vice President and
Jeffrey N. Theiler	Chief Financial Officer	February 29, 2016
(Principal Financial Officer)

/s/ JOHN W. LUCEY	Senior Vice President-Principal Accounting and
John W. Lucey	Reporting Officer (Principal Accounting Officer)	February 29, 2016

/s/ STANTON D. ANDERSON	Trustee	February 29, 2016
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	February 29, 2016
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	February 29, 2016
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	February 29, 2016
William A. Ebinger, M.D.

/s/ TOMMY G. THOMPSON	Chairman	February 29, 2016
Tommy G. Thompson

/s/ RICHARD A. WEISS
Richard A. Weiss	Trustee	February 29, 2016

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through November 5, 2015
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
10.1	(4)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(5)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(5)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund I, dated as of June 19, 2013
10.5	(5)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund II, dated as of June 19, 2013
10.6	(5)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund III, dated as of June 19, 2013
10.7	(5)	Contribution Agreement by and among Physicians Realty L.P., Physicians Realty Trust and Ziegler Healthcare Real Estate Fund IV, LP, dated as of June 19, 2013
10.8	(6)	Form of Shared Services Agreement by and among Physicians Realty Trust, Physicians Realty L.P. and B.C. Ziegler and Company
10.9	(6)
Membership Interest Purchase Agreement for the Arrowhead Commons property by and among Physicians Realty L.P., Birdie Zone, L.L.C., Ziegler Healthcare Real Estate Fund I and Ziegler-Arizona 23, LLC dated as of June 24, 2013

10.10	(7)	Agreement of Sale and Purchase, by and between Physicians Realty L.P., a Delaware Limited Partnership, and 6800 Preston Limited, a Texas Limited Partnership, dated August 21, 2013
10.11	(8)
Assignment and Assumption Agreement of Sale and Purchase by and between Foundation Surgical Hospital Affiliates, L.L.C., a Nevada limited liability company, and DOC-FSH El Paso Medical Center, LLC, a Wisconsin limited liability company, as of August 30, 2013

10.12	(8)
Agreement of Sale and Purchase by and between HCRI Texas Properties, Ltd., a Texas limited partnership, Health Care REIT, Inc., a Delaware Corporation and Foundation Surgical Hospital Affiliates, L.L.C., a Nevada limited liability company, as of August 30, 2013

10.13	(8)
Membership Interest Contribution Agreement by and among DOC-CCSC Crescent City Surgical Centre, LLC, Crescent City Surgical Centre Facility, LLC, Physicians Realty L.P. and the Members of Crescent City Surgical Centre Facility, LLC, dated as of September 30, 2013

10.14	(9)	Assignment and Assumption of Agreement of Sale and Purchase by and between Graymark Healthcare, Inc. and DOC-Greymark HQ OKC MOB, LLC, dated September 30, 2013
10.15	(9)	Agreement of Sale and Purchase, dated as of November 7, 2013, by and among Steele Properties I, LLC, a Nevada limited liability company, Collyn Williams and Physicians Realty L.P.
10.16	(10)	Agreement of Sale and Purchase, dated as of January 29, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership
10.17	(10)
Amendment to Agreement of Sale and Purchase, dated as of February 28, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership

10.18	(10)
Second Amendment to Agreement of Sale and Purchase, dated as of April 30, 2014, by and between Octopods, LLC, an Indiana limited liability company, and Physicians Realty L.P., a Delaware limited Partnership

10.19	(10)	Agreement of Sale and Purchase, dated as of February 10, 2014, by and between those Sellers set forth on Exhibit A thereto and Physicians Realty L.P., a Delaware limited partnership
10.20	(10)
Agreement of Sale and Purchase, dated as of February 19, 2014, by and between Foundation Bariatric Real Estate of San Antonio, LLLP, a Texas limited liability limited partnership, and DOC-FSH San Antonio Hospital, LLC, a Wisconsin limited liability company

10.21	(10)
Agreement of Sale and Purchase, dated as of February 28, 2014, by and between North American Property Corporation, a British Columbia corporation, and DOC-PDMC Atlanta, LLC, a Wisconsin limited liability company

10.22	(10)
Agreement of Sale and Purchase, dated as of March 28, 2014, by and between New LifeCare Hospitals of Pittsburgh, LLC, a Delaware limited liability company, and New LifeCare Hospitals of North Texas, LLC a Delaware limited liability company, and DOC-LifeCare Ft. Worth Ltach, LLC, a Wisconsin limited liability company, and DOC-LifeCare Pittsburgh Ltach, LLC, a Wisconsin limited liability company

Exhibit No.		Title
10.23	(11)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and John T. Thomas**
10.24	(11)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and John W. Lucey**
10.25	(11)	Amended and Restated Employment Agreement dated as of May 6, 2014, between the Company and Mark D. Theine**
10.26	(11)	Physicians Realty Trust Incentive Bonus Plan**
10.27	(11)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.28	(11)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.29	(11)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.30	(12)	Employment Agreement dated as of May 13, 2014, between the Company and Jeffrey Theiler**
10.31	(13)	First Amendment to Shared Services Agreement dated July 31, 2014, among B.C. Ziegler and Company, Physicians Realty Trust, and Physicians Realty L.P.
10.32	(14)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective August 7, 2014**
10.33	(15)
Agreement of Sale and Purchase, dated as of September 8, 2014, by and between Cassady Gateway Partners, LLC, an Ohio limited liability company, and DOC-3100 Plaza Properties Boulevard MOB, LLC, a Wisconsin limited liability company

10.34	(15)
Contribution Agreement, dated as of September 8, 2014, by and between Curie Building, LLC, a Texas limited liability company, as successor by conversion to Cure Building, Ltd., a Texas limited partnership, and DOC-1755 Curie Drive MOB, LLC, a Wisconsin limited liability company

10.35	(15)
Agreement of Sale and Purchase, dated as of September 8, 2014, by and between University Physician Group, d/b/a Wayne State University Physician Group, a Michigan nonprofit corporation, and DOC-WSUPG Troy MOB, LLC, a Wisconsin limited liability company

10.36	(16)	Agreement of Sale and Purchase, dated as of November 18, 2014, by and between Kennewick Trios 2014 LLC, a Wisconsin limited liability company and Physicians Realty L.P., a Delaware limited partnership
10.37	(16)
Contribution Agreement, dated as of February 5, 2015, by and among United Properties Investment, LLC, a Minnesota limited liability company, Minnetonka Medical Building, LLC, a Minnesota limited liability company and DOC-15450 State Highway 7 MOB, LLC, a Wisconsin limited liability company

10.38	(16)	Employment Agreement dated January 8, 2015, between the Company and Bradley D. Page**
10.39	(17)	Amended and Restated Employment Agreement dated as of February 19, 2015, between the Company and John Sweet**
10.40	(16)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.41	(16)	Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)**
10.42	(16)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.43	(18)
Second Amendment to Credit Agreement, dated as of July 22, 2015, among Physicians Realty L.P.,
Physicians Realty Trust and certain subsidiaries and other affiliates party thereto, KeyBank
National Association, as administrative agent, KeyBanc Capital Markets Inc., Regions Capital Markets and
BMO Capital Markets, and the lenders party thereto (including the conformed copy of the Credit Agreement as an exhibit thereto)

10.44
Third Amendment to the Credit Agreement, dated as of December 16, 2015, among Physicians Realty L.P.,
Physicians Realty Trust, and KeyBank National Association, as administrative agent for and on behalf of the lenders party thereto*

10.45
Fourth Amendment to the Credit Agreement, dated as of January 6, 2016, among Physicians Realty L.P.,
Physicians Realty Trust, and KeyBank National Association, as administrative agent for and on behalf of the lenders party thereto*

10.46	(19)	Physicians Realty Trust 2015 Employee Stock Purchase Plan**
10.47	(20)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Company and each of the Purchasers
10.48	(20)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.47)
10.49	(20)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.47)
10.50	(20)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.47)
10.51	(20)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.47)
16.1	(21)	Letter from Plante & Moran, PLLC to the Securities and Exchange Commission, dated April 4, 2014
21.1		List of Subsidiaries of the Registrant*
23.1		Consent of Plante & Moran, PLLC*
23.2		Consent of Ernst & Young LLP*
24.1		Power of Attorney (included on signature page)*

Exhibit No.	Title
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)*
101.INS	XBRL Instance Document(†)
101.SCH	XBRL Extension Schema Document(†)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(†)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(†)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(†)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(†)

*    Filed herewith

**     Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 14, 2013 (File No. 333-188862).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015 (File No. 001-36007).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 17, 2015 (File No. 333-205034).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.

(5)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).

(6)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on July 3, 2013 (File No. 333-188862).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 30, 2013 (File No. 001-36007).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013 (File No. 001-36007).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2014 (File No. 001-36007).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (File No. 001-36007).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014 (File No. 001-36007).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2014 (File No. 001-36007).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2014 (File No. 001-36007).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2014 (File No. 001-36007).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014 (File No. 001-36007).

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2015 (File No. 001-36007).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2015 (File No. 001-36007).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 (File No. 001-36007).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007).

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2014 (File No. 001-36007).

(†)
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.