Form 10-Q
period 2016-03-31
Physicians Realty Trust
filed 2016-05-06
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of the Registrant’s common shares outstanding as of April 29, 2016 was 134,323,712.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2016

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentrations in Texas, Georgia, and Arizona cause us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions, including our ability to consummate the CHI Acquisition (as defined herein);

•	competition for investment opportunities;

•
our failure to successfully develop, integrate and operate acquired properties and operations, including our ability to integrate the properties to be acquired upon closing of the CHI Acquisition (as defined herein);

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	higher market interest rates;

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A. (Risk Factors) of this report and Part I, Item 1A. (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”).

In this report, the terms “we,” “us,” “our,” “our company,” the “Trust,” the “Company,” and “Physicians Realty” refer to Physicians Realty Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including Physicians Realty L.P., a Delaware limited partnership, which we refer to in this report as our “Operating Partnership,” and the historical business and operations of four healthcare real estate funds that we have classified for accounting purposes as our “Predecessor” and which we sometimes refer to as the “Ziegler Funds.” In this report, the term “OP Units” refers to partnership interests in the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership, which have priority over the OP Units with respect to distributions and liquidation.

PART I.                          Financial Information
Item 1.                                 Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$141,152	$130,788
Building and improvements	1,452,885	1,284,863
Tenant improvements	10,455	9,243
Acquired lease intangibles	228,788	205,168
	1,833,280	1,630,062
Accumulated depreciation	(108,239)	(91,250)
Net real estate property	1,725,041	1,538,812
Real estate loans receivable	35,937	39,349
Investment in unconsolidated entity	1,327	1,322
Net real estate investments	1,762,305	1,579,483
Cash and cash equivalents	22,906	3,143
Tenant receivables, net	6,024	2,977
Other assets	59,657	53,283
Total assets	$1,850,892	$1,638,886
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$115,789	$389,375
Notes payable	149,551	—
Mortgage debt	114,816	94,240
Accounts payable	1,659	644
Dividends payable	25,701	20,783
Accrued expenses and other liabilities	28,948	24,473
Acquired lease intangibles, net	6,407	5,950
Total liabilities	442,871	535,465

Redeemable noncontrolling interest - Operating Partnership and partially owned properties	27,065	26,960

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 108,379,324 and 86,864,063 common shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	1,087	872
Additional paid-in capital	1,451,347	1,129,284
Accumulated deficit	(129,183)	(109,024)
Total shareholders’ equity	1,323,251	1,021,132
Noncontrolling interests:
Operating Partnership	47,567	45,451
Partially owned properties	10,138	9,878
Total noncontrolling interests	57,705	55,329
Total equity	1,380,956	1,076,461
Total liabilities and equity	$1,850,892	$1,638,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenues	$34,855	$20,341
Expense recoveries	7,903	3,536
Interest income on real estate loans and other	1,376	607
Total revenues	44,134	24,484
Expenses:
Interest expense	4,197	1,710
General and administrative	4,121	3,352
Operating expenses	11,037	5,709
Depreciation and amortization	16,010	8,240
Acquisition expenses	3,377	5,932
Total expenses	38,742	24,943
Income (loss) before equity in income of unconsolidated entity and loss on sale of investment property:	5,392	(459)
Equity in income of unconsolidated entity	32	26
Loss on sale of investment property	—	(15)
Net income (loss)	5,424	(448)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(173)	24
Partially owned properties	(317)	(32)
Net income (loss) attributable to controlling interest	4,934	(456)
Preferred distributions	(548)	(66)
Net income (loss) attributable to common shareholders	$4,386	$(522)
Net income (loss) per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average common shares:
Basic	102,704,008	65,649,478
Diluted	107,148,380	65,649,478

Dividends and distributions declared per common share and OP Unit	$0.225	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Non- Controlling Interests	Total Equity
Balance at January 1, 2016	$872	$1,129,284	$(109,024)	$1,021,132	$45,451	$9,878	$55,329	$1,076,461
Net proceeds from sale of common shares	213	321,025	—	321,238	—	—	—	321,238
Restricted share award grants, net	1	1,184	(76)	1,109	—	—	—	1,109
Conversion of OP Units	1	1,860	—	1,861	(1,861)	—	(1,861)	—
Dividends/distributions declared	—	—	(24,469)	(24,469)	(848)	—	(848)	(25,317)
Preferred distribution	—	—	(548)	(548)	—	—	—	(548)
Issuance of OP Units in connection with acquisition	—	—	—	—	2,869	—	2,869	2,869
Distributions	—	—	—	—	—	(57)	(57)	(57)
Change in market value of Redeemable Noncontrolling Interests in Operating Partnership	—	(223)	—	(223)	—	—	—	(223)
Net income	—	—	4,934	4,934	173	317	490	5,424
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(1,783)	—	(1,783)	1,783	—	1,783	—
Balance at March 31, 2016	$1,087	$1,451,347	$(129,183)	$1,323,251	$47,567	$10,138	$57,705	$1,380,956

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$5,424	$(448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,010	8,240
Amortization of deferred financing costs	448	293
Amortization of lease inducements and above/below market lease intangibles	962	302
Straight-line rental revenue/expense	(3,185)	(2,012)
Amortization of above market assumed debt	(59)	(10)
Loss on sale of investment property	—	15
Equity in income of unconsolidated entity	(32)	(26)
Distribution from unconsolidated entity	27	26
Change in fair value of derivative	(40)	(13)
Provision for bad debts	30	—
Non-cash share compensation	1,185	867
Change in operating assets and liabilities:
Tenant receivables	(3,665)	(1,022)
Other assets	(1,995)	(580)
Accounts payable	1,015	(252)
Accrued expenses and other liabilities	4,023	4,345
Net cash provided by operating activities	20,148	9,725
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	—	1,550
Acquisition of investment properties, net	(197,876)	(205,278)
Capital expenditures on existing investment properties	(1,820)	(1,028)
Real estate loans receivable	(500)	(4,123)
Repayment of real estate loan receivable	4,500	—
Leasing commissions	(58)	(35)
Lease inducements	(1,284)	(462)
Net cash used in investing activities	(197,038)	(209,376)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	321,238	301,772
Proceeds from credit facility borrowings	150,000	73,000
Payment on credit facility borrowings	(424,000)	(138,000)
Proceeds from issuance of mortgage debt	21,500	—
Proceeds from issuance of senior unsecured notes	150,000	—
Principal payments on mortgage debt	(541)	(466)
Debt issuance costs	(808)	(24)
Dividends paid - shareholders	(19,666)	(15,792)
Distributions to noncontrolling interest - Operating Partnership	(809)	(714)
Preferred distributions paid - OP Unit holder	(204)	—
Distributions to noncontrolling interest - partially owned properties	(57)	(69)
Purchase of OP Units	—	(205)
Net cash provided by financing activities	196,653	219,502
Net increase in cash and cash equivalents	19,763	19,851
Cash and cash equivalents, beginning of period	3,143	15,923
Cash and cash equivalents, end of period	$22,906	$35,774
Supplemental disclosure of cash flow information - interest paid during the period	$2,181	$1,402
Supplemental disclosure of noncash activity - assumed debt	$—	$6,323
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$2,869	$17,017
Supplemental disclosure of noncash activity - contingent consideration	$—	$1,482

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of March 31, 2016, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission” or the “SEC”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Follow-On Public Offering

On January 25, 2016, the Trust completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $321.1 million. The Trust contributed the net proceeds of this offering to its Operating Partnership in exchange for 21,275,000 OP Units, and its Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2016 and 2015 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Principles of Consolidation

GAAP requires the Trust to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Trust consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Trust may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Trust performs this analysis on an ongoing basis.

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

Noncontrolling Interests

The Trust presents the portion of any equity it does not own in entities that it controls (and thus consolidates) as noncontrolling interests and classified such interests as a component of consolidated equity, separate from the Trust’s total shareholders’ equity, on the consolidated balance sheets.

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

During the three months ended March 31, 2016, the Operating Partnership partially funded a property acquisition by issuing an aggregate of 174,085 OP Units valued at approximately $2.9 million. The acquisition had a total purchase price of approximately $8.5 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of March 31, 2016, the Trust held a 96.5% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

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

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as “net income or loss attributable to noncontrolling interests - partially owned properties” in the consolidated statement of operations.

Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties

On February 5, 2015, the Trust entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. Holders of Series A Preferred Units are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. The holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to one year from the issuance date. In addition, Series A Preferred Units are redeemable at the option of the holders which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. The fair value of the embedded derivative is $8.6 million and is included on the Trust’s consolidated balance sheets in accrued expenses and other liabilities.

Effective March 1, 2015, the Trust received a $5 million equity investment from a third party. This investment earns a 15% cumulative preferred return. At any point subsequent to the third anniversary of the investment, the holder can require the Trust to redeem the instrument at a price for which the investor will realize a 15% internal rate of return. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

On March 18, 2016, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended March 31, 2016. The distribution was paid on April 18, 2016 to common shareholders and OP Unit holders of record as of the close of business on April 1, 2016.

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

The determination of fair value involves the use of significant judgment and estimation. The Trust makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and may include the assistance of a third party appraiser. The Trust estimates the fair value of buildings acquired on an “as-if-vacant” basis and depreciates the building value over the estimated remaining life of the building. The Trust determines the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within the Trust’s portfolio.

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

The Trust did not record impairment charges in the three month periods ended March 31, 2016 and 2015.

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

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $18.8 million and $15.6 million as of March 31, 2016 and December 31, 2015, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

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

Income Taxes

The Trust elected to be taxed as a REIT for federal tax purposes commencing with the filing of its tax return for the short taxable year ending December 31, 2013. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to continue to operate in such a manner as to continue qualifying for treatment as a REIT. Although the Trust continues to qualify for taxation as a REIT, the Trust may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 requires entities to evaluate whether they should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE") or voting interest entities. The Company adopted ASU 2015-02 on January 1, 2016. Based on the Trust’s review and subsequent analysis of the structure of the Company’s legal entities, the Trust has concluded that the Operating Partnership is a VIE because the limited partners of the Operating Partnership do not have substantive kick-out or participating rights. The Trust is the general partner and controlling owner of approximately 96.5% of the Operating Partnership and will continue to consolidate the Operating Partnership under this new guidance. With respect to the Trust’s investment in unconsolidated joint ventures, the new consolidation standard did not have an impact on previous consolidation conclusions.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance has been applied retrospectively to each prior period presented. The Company adopted ASU 2015-03 on January 1, 2016. As a result of the adoption of ASU 2015-03, the Company reclassified $6.0 million from net deferred costs to the related liabilities within the December 31, 2015 Consolidated Balance Sheet.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Trust is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

Note 3. Acquisitions and Dispositions

During the three months ended March 31, 2016, the Trust completed acquisitions of 16 operating healthcare properties and 2 condominium units located in 13 states for an aggregate purchase price of approximately $201.8 million. In addition, the Trust completed a $0.5 million mezzanine loan transaction, resulting in total investment activity of $202.3 million.

Investment activity for the three months ended March 31, 2016 is summarized below:

Property (1)		Location	Acquisition Date	Purchase Price (in thousands)
Randall Road MOB - Suite 380	(3)	Elgin, IL	January 14, 2016	$704
Great Falls Hospital	(2)	Great Falls, MT	January 25, 2016	29,043
Monterey Medical Center ASC	(2)	Stuart, FL	February 1, 2016	6,900
Physicians Medical Plaza MOB	(2)(4)	Indianapolis, IN	February 1, 2016	8,500
Mezzanine Loan - Davis	(2)	Minnetonka, MN	February 4, 2016	500
Park Nicollet Clinic	(2)	Chanhassen, MN	February 8, 2016	18,600
HEB Cancer Center	(2)	Bedford, TX	February 12, 2016	13,980
Riverview Medical Center	(2)	Lancaster, OH	February 26, 2016	12,800
St. Luke's Cornwall MOB	(2)	Cornwall, NY	February 26, 2016	14,550
HonorHealth Glendale	(3)	Glendale, AZ	March 15, 2016	9,820
Columbia MOB	(2)	Hudson, NY	March 21, 2016	18,450
St Vincent POB 1	(2)	Birmingham, AL	March 23, 2016	10,951
St Vincent POB 2	(2)	Birmingham, AL	March 23, 2016	7,945
St Vincent POB 3	(2)	Birmingham, AL	March 23, 2016	10,455
Emerson Medical Building	(2)	Creve Coeur, MO	March 24, 2016	14,250
Randall Road MOB - Suite 160	(3)	Elgin, IL	March 24, 2016	865
Patient Partners Surgery Center	(2)	Gallatin, TN	March 30, 2016	4,750
Eye Associates of NM - Santa Fe	(3)	Santa Fe, NM	March 31, 2016	8,739
Eye Associates of NM - Albuquerque	(3)	Albuquerque, NM	March 31, 2016	10,536
				$202,338

(1)	“MOB” means medical office building. “ASC” means ambulatory surgery center. “POB” means professional office building.

(2)	The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $3.4 million.

(3)	The Trust accounted for these acquisitions as asset acquisitions and capitalized total acquisition costs of $0.2 million.

(4)	The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 174,085 OP Units valued at approximately $2.9 million in the aggregate on the date of issuance.

 For the three months ended March 31, 2016, the Trust recorded revenues and net income from its 2016 acquisitions of $1.8 million and $0.6 million, respectively.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Trust determined using Level 2 and Level 3 inputs (in thousands):

Land	$9,240
Building and improvements	168,570
In-place lease intangible	19,158
Above market in-place lease intangible	2,407
Below market in-place lease intangible	(469)
Above market in-place ground lease	(218)
Below market in-place ground lease	2,057
Lease inducement	1,284
Issuance of OP Units	(2,869)
Net assets acquired	$199,160

 These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Unaudited Pro Forma Financial Information

The following table illustrates the effect on net income and earnings per share - basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Revenue	$48,264	$30,464
Net income	6,554	1,326
Net income available to common shareholders	5,477	1,166
Earnings per share - basic	$0.05	$0.01
Earnings per share - diluted	$0.05	$0.01
Weighted average number of shares outstanding - basic	102,704,008	102,704,008
Weighted average number of shares outstanding - diluted	107,148,380	107,148,380

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$182,885	$(32,391)	$150,494	$163,728	$(26,702)	$137,026
Above market leases	29,194	(4,161)	25,033	26,787	(3,174)	23,613
Leasehold interest	712	(79)	633	712	(64)	648
Below market ground lease	15,997	(115)	15,882	13,941	(68)	13,873
Total	$228,788	$(36,746)	$192,042	$205,168	$(30,008)	$175,160
Liabilities
Below market lease	$6,537	$(1,025)	$5,512	$6,068	$(799)	$5,269
Above market ground lease	919	(24)	895	701	(20)	681
Total	$7,456	$(1,049)	$6,407	$6,769	$(819)	$5,950

The following is a summary of the acquired lease intangible amortization for the three month periods ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense related to in-place leases	$5,689	$2,474
Decrease of rental income related to above-market leases	987	352
Decrease of rental income related to leasehold interest	15	15
Increase of rental income related to below-market leases	226	126
Decrease of operating expense related to above market ground leases	4	4
Increase in operating expense related to below market ground lease	47	1

Future aggregate net amortization of the acquired lease intangibles as of March 31, 2016, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2016	$(2,935)	$18,218
2017	(2,522)	22,288
2018	(2,234)	20,481
2019	(2,126)	16,603
2020	(2,047)	14,441
Thereafter	(8,290)	73,450
Total	$(20,154)	$165,481

As of March 31, 2016, the weighted average amortization period for asset lease intangibles and liability lease intangible is 16 and 12 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Straight line rent receivable	$18,803	$15,584
Lease inducements, net	6,151	4,970
Escrows	4,688	4,788
Earnest deposits	143	343
Note receivable	20,815	20,620
Leasing commissions, net	1,061	1,052
Prepaid expenses and other	7,996	5,926
Total	$59,657	$53,283

Note 6. Debt

The following is a summary of debt as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
Fixed interest mortgage notes	$89,157	(1)	$89,664	(2)
Variable interest mortgage note	25,729	(3)	4,262	(4)
Total mortgage debt	114,886		93,926
$750 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2019.	121,000		395,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031.	150,000		—
Total principal	385,886		488,926
Unamortized deferred financing cost	(6,345)		(5,985)
Unamortized fair value adjustment	615		674
Total debt	$380,156		$483,615

(1)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.40%, and due in 2016, 2017, 2019, 2020, 2021 and 2022 collateralized by 11 properties with a net book value of $143,725.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.40%, and due in 2016, 2017, 2019, 2020, 2021 and 2022 collateralized by 11 properties with a net book value of $145,038.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.75% to 3.25%, with a weighted average interest rate of 3.6% and due in 2017 and 2018, collateralized by three properties with a net book value of $38,766.

(4)	Variable interest mortgage note bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $5,994.

The unsecured revolving credit facility (“Credit Agreement”) has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR plus 1.20%. In addition, the Credit Agreement includes a facility fee equal to 0.25% per annum, which is determined by the Trust’s investment grade rating under the Credit Agreement.

The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2016, the Trust was in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by the Operating Partnership, the Trust, and each other guarantor and imposes customary covenants on the Operating Partnership, the Trust, and each other guarantor. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

The Credit Agreement provides for revolving credit loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the investment grade rating of the Trust, the Operating Partnership, and its subsidiaries as follows:

Credit Rating	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
At Least A- or A3	LIBOR + 0.85%	—%
At Least BBB+ or BAA1	LIBOR + 0.90%	—%
At Least BBB or BAA2	LIBOR + 1.00%	0.10%
At Least BBB- or BAA3	LIBOR + 1.20%	0.20%
Below BBB- or BAA3	LIBOR + 1.55%	0.60%

As of March 31, 2016, there were $121.0 million of borrowings outstanding under the unsecured revolving credit facility and $294.6 million available for the Trust to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. Also, the Trust had an additional $334.4 million of availability under its unsecured revolving credit facility as of March 31, 2016 which is subject to customary property underwriting standards.

On January 7, 2016, the Operating Partnership issued and sold $150.0 million aggregate principal amount of senior notes, comprised of (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023 (the “Series A Notes”), (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026 (the “Series B Notes”), (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028 (the “Series C Notes”) and (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031 (the “Series D Notes,” and together with the Series A Notes, the Series B Notes, and the Series C Notes, the “Notes”).

Certain properties have mortgage debt that contains financial covenants. As of March 31, 2016, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of March 31, 2016, are as follows (in thousands):

2016	$9,178
2017	40,688
2018	22,765
2019	141,081
2020	5,521
Thereafter	166,653
Total Payments	$385,886

As of March 31, 2016, the Trust had total consolidated indebtedness of approximately $385.9 million. The weighted average interest rate on consolidated indebtedness was 3.76% (based on the 30-day LIBOR rate as of March 31, 2016, of 0.44%).

For the three month periods ended March 31, 2016 and 2015, the Trust incurred interest expense on its debt of $3.8 million and $1.4 million, respectively.

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Embedded derivatives	$8,610	$8,149
Security deposits	4,043	4,038
Prepaid rent	4,117	2,778
Contingent consideration	2,075	2,559
Accrued interest	1,589	22
Accrued expenses and other	8,514	6,927
Total	$28,948	$24,473

Note 8. Stock-based Compensation

The Trust follows ASC 718, Compensation - Stock Compensation (“ASC 718”), in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Share-based payments classified as liability awards are marked to fair value at each reporting period.

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

The Committee has broad discretion in administering the terms of the 2013 Plan. Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the three month period ended March 31, 2016, the Trust granted a total of 141,381 restricted common shares with a total value of $2.5 million to its officers and certain of its employees, which have a one-year vesting period for officer award-recipients and a three-year vesting period for employee award-recipients.

A summary of the status of the Trust’s non-vested restricted common shares as of March 31, 2016 and changes during the three month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	311,839	$14.17
Granted	141,381	17.66
Vested	(81,535)	15.98
Forfeited	(326)	15.36
Non-vested at March 31, 2016	371,359	$15.10

For all service awards, the Trust records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For the three month periods ended March 31, 2016 and 2015, the Trust recognized non-cash share compensation of $0.9 million and $0.7 million, respectively. Unrecognized compensation expense at March 31, 2016 was $3.7 million. The Trust’s compensation expense recorded in connection with grants of restricted common shares reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2016, under the 2013 Plan, the Trust granted restricted share units at a target level of 141,337 to its officers and trustees, which are subject to certain performance, timing, and market conditions and a three-year and two-year service period for officers and trustees, respectively. In addition, each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 80% of the restricted share units issued to officers vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Trust utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $28.50 per unit for the March 2016 grant using the following assumptions:

Volatility	20.3%
Dividend assumption	reinvested
Expected term in years	2.8
Risk-free rate	1.07%
Share price (per share)	$17.67

The remaining 20% of the restricted share units issued to officers, and 100% of restricted share units issued to trustees, vest based upon certain performance or timing conditions. With respect to the performance conditions of the March 2016 grant, the grant date fair value of $17.67 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2016 restricted share units issued to officers is $26.33 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2016:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	171,886	$18.48
Granted	141,337	24.08
Vested	(20,481)	15.87
Non-vested at March 31, 2016	292,742	$21.37

For the three month periods ended March 31, 2016 and 2015, the Trust recognized non-cash share unit compensation expense of $0.4 million and $0.1 million, respectively. Unrecognized compensation expense at March 31, 2016 was $4.7 million.

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

The Trust has three derivative instruments at March 31, 2016 consisting of (1) the two embedded derivatives detailed in the Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and (2) one interest rate swap.

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

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of March 31, 2016.

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

The following table presents the fair value of the Trust’s financial instruments (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loans receivable	$35,937	$35,937	$39,349	$39,349
Credit facility	$(121,000)	$(121,000)	$(395,000)	$(395,000)
Notes payable	$(150,000)	$(150,000)	$—	$—
Mortgage debt	$(115,501)	$(116,060)	$(94,600)	$(95,275)
Derivative liabilities	$(8,638)	$(8,638)	$(8,216)	$(8,216)

Note 10. Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2016 through 2045. As of March 31, 2016, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2016	$104,216
2017	136,608
2018	131,416
2019	126,264
2020	121,738
Thereafter	881,573
Total	$1,501,815

Note 11. Rent Expense

The Trust leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which nineteen of its properties are located from third party land owners pursuant to separate leases. The leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms up to 90 years remaining, excluding extension options. As of March 31, 2016, the future minimum lease obligations under non-cancelable parking, air, and ground leases were as follows (in thousands):

2016	$1,183
2017	1,610
2018	1,660
2019	1,704
2020	1,751
Thereafter	27,087
Total	$34,995

Rent expense for the parking, air, and ground leases of $0.4 million and $0.4 million for the three month periods ended March 31, 2016 and 2015, respectively, are reported in operating expenses in the consolidated statements of operations.

Note 12. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator for earnings per share - basic:
Net income (loss)	$5,424	$(448)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(173)	24
Partially owned properties	(317)	(32)
Preferred distributions	(548)	(66)
Numerator for earnings per share - basic	$4,386	$(522)
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$4,386	$(522)
Operating Partnership net income	173	—
Numerator for earnings per share - diluted	$4,559	$(522)
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	102,704,008	65,649,478
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	3,846,459	—
Restricted common shares	162,314	—
Restricted share units	435,599	—
Denominator for earnings per share - diluted common shares:	107,148,380	65,649,478
Earnings per share - basic	$0.04	$(0.01)
Earnings per share - diluted	$0.04	$(0.01)

Note 13. Subsequent Events

On April 1, 2016, 44,685 Series A Preferred Units issued in conjunction with the Minnetonka MOB acquisition were redeemed for a total value of $9.8 million.

On April 5, 2016, the Trust announced the execution of a series of purchase and sale agreements and a letter of intent (and negotiations to purchase with respect to two medical office facilities) with regional health systems controlled by Catholic Health Initiatives (“CHI”) to acquire 52 medical office facilities (the “CHI Portfolio”) from CHI containing 3,159,495 rentable square feet located in 10 states (the “CHI Acquisition”). The purchase price for these facilities is approximately $724.9 million, which includes an obligation to fund $32.9 million of future capital improvements. The Trust expects to use proceeds from its unsecured line of credit and the proceeds from its follow-on offering of common shares of the Company completed on April 11, 2016 to fund the purchase.

The CHI Acquisition is expected to close in two or more tranches of assets during the second quarter of 2016. The first tranche is expected to close in mid May, for a total purchase price of approximately $335 million. The closing of the CHI Acquisition is subject to customary conditions to closing and, in addition, the second tranche closing is subject to certain third party approvals.

On April 11, 2016, the Trust completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to the Company of approximately $442.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 25,875,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility, for general corporate and working capital purposes, funding acquisitions, and expects to use the net proceeds to fund a portion of the purchase price for the CHI Acquisition.

The Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property	Location	Acquisition Date	Purchase Price (in thousands)
Gardendale Surgery Center	Gardendale, AL	April 11, 2016	$7,450
Health East Facilities	Minneapolis-St.Paul, MN	April 14, 2016	10,169
			$17,619

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1A (Risk Factors) of this report and Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the Year Ended December 31, 2015.

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

As of March 31, 2016, our portfolio consisted of 167 properties located in 27 states with approximately 6,551,298 net leasable square feet, which were approximately 95.9% leased with a weighted average remaining lease term of approximately 8.8 years. As of March 31, 2016, approximately 73.8% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $1.0 billion to $1.25 billion of real estate during 2016, including the 2016 acquisitions described in this report.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 86.2% of the annualized base rent payments from our properties as of March 31, 2016 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 10.9% of the annualized base rent payments from our properties as of March 31, 2016 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2016, leases representing 3.0%, 5.1%, and 5.5% of leasable square feet in our portfolio will expire in 2016, 2017, and 2018, respectively.

We have entered into an unsecured credit facility in the maximum principal amount of $750 million and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, leasing commissions to third parties, capital expenditures, provide for working capital and for other general corporate purposes. The unsecured credit facility includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $350 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.1 billion. As of March 31, 2016, we had approximately $114.9 million of mortgage indebtedness outstanding secured by first mortgages on certain of our properties, $121.0 million of outstanding borrowings under our unsecured credit facility, and $150.0 million of outstanding notes payable.

During the quarterly period ended March 31, 2016, we completed acquisitions of 16 operating healthcare properties and 2 condominium units located in 13 states with approximately 751,961 net leasable square feet for an aggregate purchase price of approximately $201.8 million. In addition, we funded a single mezzanine loan investment totaling $0.5 million. Acquisitions are detailed in Note 3 to our consolidated financial statements included in Item 1 of this report.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $1.9 billion as of March 31, 2016. As of April 29, 2016, we have 134,323,712 common shares outstanding.

On January 7, 2016, our Operating Partnership issued and sold $150 million aggregate principal amount of senior notes, comprised of (i) $15,000,000 aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023 (the “Series A Notes”), (ii) $45,000,000 aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026 (the “Series B Notes”), (iii) $45,000,000 aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028 (the “Series C Notes”) and (iv) $45,000,000 aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031 (the “Series D Notes,” and together with the Series A Notes, the Series B Notes, and the Series C Notes, the “Notes”). The proceeds of the Notes were used to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions.

On January 25, 2016, we completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $321.1 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 21,275,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions.

On March 18, 2016, we announced that our Board of Trustees authorized and we declared a cash distribution of $0.225 per common share for the quarterly period ended March 31, 2016. The distribution was paid on April 18, 2016 to common shareholders and OP Unit holders of record as of the close of business on April 1, 2016.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of March 31, 2016, own approximately 96.5% of the OP Units.

Recent Developments

Preferred OPU Redemption

On April 1, 2016, 44,685 Series A Preferred Units issued in conjunction with the Minnetonka MOB acquisition were redeemed for a total value of $9.8 million.

CHI Medical Office Facility Portfolio Acquisition

On April 5, 2016, we announced the execution of a series of purchase and sale agreements and a letter of intent (and negotiations to purchase with respect to two medical office facilities) with regional health systems controlled by Catholic Health Initiatives (“CHI”) to acquire 52 medical office facilities (the “CHI Portfolio”) from CHI containing 3,159,495 rentable square feet located in 10 states (the “CHI Acquisition”). The purchase price for these facilities is approximately $724.9 million, which includes $32.9 million of future capital improvements. We expect to use proceeds from our unsecured line of credit and the proceeds from our follow-on offering of common shares of the Company completed on April 11, 2016 to fund the purchase.

The CHI Acquisition is expected to close in two or more tranches of assets during the second quarter of 2016. The first tranche is expected to close in mid May, for a total purchase price of approximately $335 million. The closing of the CHI Acquisition is subject to customary conditions to closing and, in addition, the second tranche closing is subject to certain third party approvals.

April 2016 Follow-on Public Offering

On April 11, 2016, we completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $442.7 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 25,875,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions, and expects to use the net proceeds to fund a portion of the purchase price for the CHI Acquisition.

Investment Activity

Since March 31, 2016, we completed acquisitions of 3 operating healthcare properties located in 2 states with approximately 51,629 net leasable square feet for an aggregate purchase price of approximately $17.6 million. Investment activity since March 31, 2016 is summarized below:

Property	Location	Acquisition Date	Purchase Price (in thousands)
Gardendale Surgery Center	Gardendale, AL	April 11, 2016	$7,450
Health East Facilities	Minneapolis-St.Paul, MN	April 14, 2016	10,169
			$17,619

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

Interest income on real estate loans and other. Represents interest income on mezzanine loans, term loans, notes receivable, income generated on tenant improvements, changes in the fair value of derivative liabilities, and other. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks.

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

General and administrative. General and administrative expenses include certain expenses such as compensation, accounting, legal and other professional fees as well as certain other administrative and travel costs, and expenses related to bank charges, franchise taxes, corporate filing fees, exchange listing fees, officer and trustee insurance costs and other costs associated with being a public company.

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

Cash flows from investing activities. Cash flows from investing activities consist of cash that is used during a period for making new investments and capital expenditures, offset by cash provided from sales of real estate investments.

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

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The following table summarizes our results of operations for the three months ended March 31, 2016 and the three months ended March 31, 2015 (in thousands):

	2016	2015	Change	%
Revenues:
Rental revenues	$34,855	$20,341	$14,514	71.4%
Expense recoveries	7,903	3,536	4,367	123.5%
Interest income on real estate loans and other	1,376	607	769	126.7%
Total revenues	44,134	24,484	19,650	80.3%
Expenses:
Interest expense	4,197	1,710	2,487	145.4%
General and administrative	4,121	3,352	769	22.9%
Operating expenses	11,037	5,709	5,328	93.3%
Depreciation and amortization	16,010	8,240	7,770	94.3%
Acquisition expenses	3,377	5,932	(2,555)	(43.1)%
Total expenses	38,742	24,943	13,799	55.3%
Income (loss) before equity in income of unconsolidated entity and loss on sale of investment property:	5,392	(459)	5,851	NM
Equity in income of unconsolidated entity	32	26	6	23.1%
Loss on sale of property	—	(15)	$15	(100.0)%
Net income (loss)	$5,424	$(448)	$5,872	NM
 NM = Not Meaningful

Revenues

Total revenues increased $19.7 million, or 80.3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $14.5 million, or 71.4%, from $20.3 million for the three months ended March 31, 2015 to $34.9 million for the three months ended March 31, 2016. The increase in rental revenues primarily resulted from our 2016 and 2015 acquisitions which resulted in additional rental revenue of $1.5 million and $13.0 million, respectively.

Expense recoveries. Expense recoveries increased $4.4 million, or 123.5%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in expense recoveries primarily resulted from our 2016 and 2015 acquisitions which resulted in additional expense recoveries of $0.3 million and $3.9 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. A $0.4 million increase is due to interest on mezzanine loan transactions completed during the prior twelve months, a $0.2 million increase is due to interest income on Preferred OP Unit (“POPU”) loans, and an increase of $0.2 million is due to other items.

Expenses

Total expenses increased by $13.8 million, or 55.3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended March 31, 2016 was $4.2 million compared to $1.7 million for the three months ended March 31, 2015, representing an increase of $2.5 million, or 145.4%. An increase of $1.6 million resulted from the issuance of our Senior Notes, an increase of $0.2 million was the result of an increase in interest on new mortgage debt, and an increase of $0.3 million resulted from outstanding balances, non-use fees, and facility fees on our revolving line of credit. The remaining $0.4 million of increased interest expense was due to the amortization of deferred financing costs.

General and administrative. General and administrative expenses increased $0.8 million or 22.9%, from $3.4 million during the three months ended March 31, 2015 to $4.1 million during the three months ended March 31, 2016. The increase included salaries and benefits of $0.3 million (including non-cash share compensation of $0.1 million) and increased professional fees of $0.3 million.

Operating expenses. Operating expenses increased $5.3 million or 93.3%, from $5.7 million during the three months ended March 31, 2015 to $11.0 million during the three months ended March 31, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional operating expenses of $0.4 million and $4.8 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $7.8 million, or 94.3%, from $8.2 million during the three months ended March 31, 2015 to $16.0 million during the three months ended March 31, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional depreciation and amortization of $0.7 million and $7.1 million, respectively.

Acquisition expenses. Acquisition expenses decreased $2.6 million, or 43.1%, from $5.9 million during the three months ended March 31, 2015 to $3.4 million during the three months ended March 31, 2016. During the three month periods ending March 31, 2016 and 2015, we acquired $171.2 million and $224.1 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is not significant.

Loss on sale of property. On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million, resulting in an insignificant loss. We have not disposed of any properties during the three months ended March 31, 2016.

Cash Flows

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

	2016	2015
Cash provided by operating activities	20,148	9,725
Cash used in investing activities	(197,038)	(209,376)
Cash provided by financing activities	196,653	219,502
Increase in cash and cash equivalents	$19,763	$19,851

Cash flows from operating activities. Cash flows provided by operating activities was $20.1 million during the three months ended March 31, 2016 compared to $9.7 million during the three months ended March 31, 2015, representing an increase of $10.4 million. This change is attributable to the increased operating cash flows resulting from our 2016 and 2015 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $197.0 million during the three months ended March 31, 2016 compared to cash flows used in investing activities of $209.4 million during the three months ended March 31, 2015, representing a change of $12.3 million. The decrease in cash flows used in investing activities was primarily attributable to our $7.4 million decrease in acquisition activity over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $196.7 million during the three months ended March 31, 2016 compared to cash flows provided by financing activities of $219.5 million during the three months ended March 31, 2015, representing an decrease of $22.8 million. The 2016 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $321.2 million, $150.0 million of proceeds from the credit facility, and $150.0 million from our issuance of senior notes. These were partially offset by the $424.0 million payoff of our revolving credit facility and $19.7 million of dividends paid.

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

The following is a reconciliation from net income (loss), the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$5,424	$(448)
Net income attributable to noncontrolling interests - partially owned properties	(317)	(32)
Preferred distributions	(548)	(66)
Depreciation and amortization expense	15,989	8,240
Depreciation and amortization expense - partially owned properties	(195)	(100)
Loss on the sale of investment property	—	15
FFO applicable to common shares and OP Units	$20,353	$7,609
FFO per common share and OP Unit	$0.19	$0.11
Net change in fair value of derivative	(40)	(13)
Acquisition related expenses	3,377	5,932
Normalized FFO applicable to common shares and OP Units	$23,690	$13,528
Normalized FFO per common share and OP Unit	$0.22	$0.19

Weighted average number of common shares and OP Units outstanding	107,148,380	69,490,587

Normalized Funds Available for Distribution (FAD)

The Company defines Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO, non-cash compensation expense, straight-line rent adjustments, amortization of acquired above or below market leases and assumed debt, amortization of deferred financing costs, amortization of lease inducements, recurring capital expenditures related to tenant improvements and leasing commissions, and includes cash payments from seller master leases and rent abatement payments. The Company believes Normalized FAD provides a meaningful supplemental measure of its ability to fund its ongoing distributions. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the Company’s liquidity. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from Normalized FFO to Normalized FAD (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Normalized FFO applicable to common shares and OP Units	$23,690	$13,528
Non-cash share compensation expense	815	703
Straight-line rent adjustments	(3,185)	(2,012)
Amortization of acquired above/below market leases/assumed debt	745	222
Amortization of lease inducements	158	119
Amortization of deferred financing costs	448	293
TI/LC and recurring capital expenditures	(1,878)	(1,028)
Seller master lease and rent abatement payments	270	511
Normalized FAD applicable to common shares and OP Units	$21,063	$12,336
Normalized FAD per common share and OP Unit	$0.20	$0.18

Weighted average number of common shares and OP Units outstanding	107,148,380	69,490,587

Net Operating Income (NOI), Cash NOI, and Same-Property Cash NOI

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

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above and below market leases, and other non-cash and normalizing items. Other non-cash and normalizing items include items such as the amortization of lease inducements and payments received from seller master leases and rent abatements. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. Our use of the term Cash NOI may not be comparable to that of other real estate companies as such other companies may have different methodologies for computing this amount.

Same-Property Cash NOI is Cash NOI for the same-store portfolio which consists of properties held for the entire preceding year and not currently slated for disposition.  We do not measure Same-Property Cash NOI on a year-to-date basis.  In a year-to-date period the same-store portfolio would be different than the same-store portfolio used in any individual quarter resulting in Same-Property Cash NOI information that is not indicative of the Same-Property Cash NOI from the current same-store portfolio.

The following is a reconciliation from net income (loss), the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI and Same-Property Cash NOI (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$5,424	$(448)
General and administrative	4,121	3,352
Acquisition-related expenses	3,377	5,932
Depreciation and amortization	16,010	8,240
Interest expense	4,197	1,710
Net change in the fair value of derivative	(40)	(13)
Loss on the sale of investment properties	—	15
NOI	$33,089	$18,788

NOI	$33,089	$18,788
Straight-line rent adjustments	(3,185)	(2,012)
Amortization of acquired above/below market leases	745	222
Amortization of lease inducements	158	119
Seller master lease and rent abatement payments	270	511
Cash NOI	$31,077	$17,628

Cash NOI	$31,077	$17,628
Non-same-property cash NOI	15,627	2,500
Same-Property Cash NOI	$15,450	$15,128

Same-Property Cash NOI increased $0.3 million to $15.5 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.  The increase was primarily the result of a $0.5 million increase in rental revenue from rent escalations which was partially offset by a $0.2 million increase in operating expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, net change in the fair value of derivative financial instruments, acquisition-related expenses and non-cash share compensation. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from net income (loss), the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$5,424	$(448)
Depreciation and amortization	16,010	8,240
Interest expense	4,197	1,710
Net change in fair value of derivative	(40)	(13)
EBITDA	$25,591	$9,489
Acquisition-related expenses	3,377	5,932
Non-cash share compensation	815	703
Adjusted EBITDA	$29,783	$16,124

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

As of March 31, 2016, we had a total of $22.9 million of cash and cash equivalents and $294.6 million of near-term availability on our unsecured revolving credit facility. Also, we had an additional $334.4 million of availability under our unsecured revolving credit facility as of March 31, 2016 which is subject to customary property underwriting standards. We believe that our existing cash and cash equivalents, cash flow from operating activities and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

The Credit Agreement has a maturity date of September 18, 2019 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2016, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2016, we were in compliance with all financial covenants.

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

As of March 31, 2016, there were $121.0 million of borrowings outstanding under our unsecured revolving credit facility and $294.6 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

On January 7, 2016, our Operating Partnership issued and sold $150 million aggregate principal amount of senior notes, comprised of (i) $15,000,000 aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023 (the “Series A Notes”), (ii) $45,000,000 aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026 (the “Series B Notes”), (iii) $45,000,000 aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028 (the “Series C Notes”) and (iv) $45,000,000 aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031 (the “Series D Notes,” and together with the Series A Notes, the Series B Notes, and the Series C Notes, the “Notes”). The proceeds of the Notes were used to repay borrowings under our unsecured revolving credit facility, and for general corporate and working capital purposes, and for funding acquisitions.

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

On January 25, 2016, we completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $321.1 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 21,275,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions.

On April 11, 2016, we completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $442.7 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 25,875,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions, and expects to use the net proceeds to fund a portion of the purchase price for the CHI Acquisition.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no off-balance sheet debt.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this report.

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of two embedded derivatives and an interest rate swap and are recognized as liabilities on the consolidated balance sheets in accrued expenses and other liabilities and are measured at fair value. See Note 9 to our consolidated financial statements included in Item 1 to this report.

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

The variable rate component of our consolidated indebtedness at March 31, 2016 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at March 31, 2016, would increase by approximately $1.5 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at March 31, 2016, would decrease by approximately $1.5 million annually.

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

Indebtedness

As of March 31, 2016, we had total consolidated indebtedness of approximately $385.9 million. The weighted average interest rate on our consolidated indebtedness was 3.76% (based on the 30-day LIBOR rate as of March 31, 2016, of 0.44%). As of March 31, 2016, we had approximately $146.7 million, or approximately 38%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2016:

(in thousands)	Principal	Fixed/Floating Rate	Rate		Maturity
Senior Unsecured Revolving Credit Facility	$121,000	Floating	LIBOR + 1.2%		9/18/2019
Senior Unsecured Notes
Series A	15,000	Fixed	4.03%		1/7/2023
Series B	45,000	Fixed	4.43%		1/7/2026
Series C	45,000	Fixed	4.57%		1/7/2028
Series D	45,000	Fixed	4.74%		1/7/2031
Canton Medical Office Building(1)	6,072	Fixed	5.94%		6/6/2017
Firehouse Square	2,681	Fixed	6.58%		9/6/2017
Hackley Medical Center	5,253	Fixed	5.93%		1/6/2017
MeadowView Professional Center	10,176	Fixed	5.81%		6/6/2017
Mid Coast Hospital Medical Office Building(2)	7,601	Fixed	4.90%	(3)	5/16/2016
Remington Medical Commons	4,229	Floating	LIBOR + 2.75%		9/28/2017
Valley West Hospital Medical Office Building	4,739	Fixed	4.83%		12/1/2020
Oklahoma City, OK Medical Office Building	7,429	Fixed	4.71%		1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%		1/23/2019
San Antonio, TX Hospital	8,949	Fixed	5.00%		6/26/2022
Savage Medical Office Building	5,717	Fixed	5.50%		2/1/2022
Plaza HCA MOB	11,790	Fixed	6.13%		8/1/2017
St. Luke's Cornwall MOB	9,500	Floating	LIBOR + 3.25%		3/21/2018
Columbia MOB	12,000	Floating	LIBOR + 3.25%		3/21/2018
Total principal	385,886
Unamortized deferred financing cost	(6,345)
Unamortized fair value adjustment	615
Total	$380,156

(1)	We own a 51.0% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(2)	We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

(3)	This loan bears interest at a rate of LIBOR + 2.75%. We have entered into an interest rate swap to effectively fix the rate on this loan at 4.90% through the date of maturity.

Item 4.                                 Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of March 31, 2016, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.                        Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Commission on February 29, 2016 (the “Annual Report”). Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

Risks Related to the CHI Acquisition

Failure to complete the CHI Acquisition could negatively impact our business, prospects, financial condition and results of operations.

The CHI Acquisition is subject to the satisfaction of certain conditions to closing, including receipt of certain third party approvals with respect to the sale of 22 of the 51 properties included in the CHI Portfolio, and other customary conditions to closing. Assuming the satisfaction or waiver of all other outstanding conditions, the acquisitions are anticipated to occur in a series of two or more closings, with the first closing of some or all of the 29 properties that do not require third party approvals anticipated to occur in the second quarter of 2016 and the second closing to occur promptly following the date on which certain third party approvals are obtained, or at such other times as the parties may agree. Five properties in the CHI Portfolio are currently only subject to a non-binding LOI and no definitive agreements regarding the acquisition of such properties has been executed.

There can be no assurance that any or all of the conditions to closing, including obtaining third party approvals, will be satisfied or, if satisfied, that we will complete the acquisition of one or more of the properties comprising the CHI Portfolio, or the timing of any such closings. Moreover, the non-binding LOI described above remain subject to negotiation and execution of definitive agreements and customary closing conditions and there can be no assurance the Company will complete any of these transactions or acquire any of these properties.

In addition, we intend to use all or a significant portion of the net proceeds of the April 2016 follow-on public offering of our common shares (the “April 2016 Offering”) to fund a portion of the aggregate purchase price of the CHI Acquisition. However, we will be required to fund the remaining aggregate purchase price through borrowings under our unsecured revolving credit facility, additional issuances of senior indebtedness and/or cash available on hand. We have also obtained a fully committed $400.0 million one-year senior unsecured bridge loan from KeyBank N.A. to be drawn upon in the event that we are unable to otherwise fund the aggregate purchase price of the CHI Acquisition. The bridge loan is subject to a LIBOR rate or a Base rate plus applicable margin based on our credit rating, with variable increases based upon the length of time that the debt remains outstanding. The bridge loan is also subject to negotiation and execution of definitive loan documentation and draws on the bridge loan are subject to customary conditions to funding.

If the CHI Acquisition is not completed, in whole or in part, for any reason, we may be subject to several risks, including, but not limited to, the following:

•	the requirement that, under certain circumstances, we may be required to forfeit an initial deposit of $6.0 million;

•	the incurrence of substantial legal, accounting, financial advisory and costs relating to the transaction that are payable whether or not the transaction is completed;

•	we will have issued a significant number of additional common shares in the April 2016 Offering without realizing a corresponding increase in earnings and cash flow from acquiring the CHI properties;

•	the focus of our management being directed toward the transaction and integration planning instead of on our core business and other opportunities; and

•
we will have broad authority to use the net proceeds of the April 2016 Offering for other general corporate purposes, including funding acquisitions and other investments and the repayment of debt that may not be accretive to our results of operations.

If the transaction is not completed, these risks may materially adversely affect our business, financial condition, operating results and cash flows, including our ability to service debt and to make distributions to our shareholders.

The intended benefits of the CHI Acquisition may not be realized, and if we are unable to successfully integrate the operations of the acquired properties, our business, prospects, financial condition and results of operations may be negatively affected.

We may not be able to achieve the anticipated benefits of the CHI Acquisition, even if the transaction is consummated. The CHI Acquisition poses risks associated with acquisition activities. Such risks include, without limitation, the following:

•
the inability to successfully integrate the operations, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the CHI Acquisition within the anticipated timeframe, or at all;

•	certain properties in the CHI Portfolio are located in new markets where we face risks associated with a limited number of established business relationships in the area;

•	the inability to effectively monitor and manage our expanded business;

•	diversion of our management’s attention away from managing our business and other properties or seeking out other investment opportunities; and

•	the properties in the CHI Portfolio may subject us to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.

We cannot assure our shareholders that we will be able to complete the integration of the CHI Portfolio into our existing operations without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Failure to realize the intended benefits of the CHI Acquisition could have a material adverse effect on our business, financial condition, operating results and cash flows, including our ability to service debt and to make distributions to our shareholders.

If we are unable to complete the CHI Acquisition, we will have no designated use for a substantial portion of the net proceeds from the April 2016 Offering, which could result in significant dilution to our shareholders and delays securing attractive alternative investments and may cause our future operating results to fall short of expectations.

We intend to use all or a significant portion of the net proceeds of the April 2016 Offering to fund a portion of the aggregate purchase price of the CHI Acquisition. If we are unable to complete the CHI Acquisition, we will have no designated use for the net proceeds from the April 2016 Offering, which could result in significant dilution to our shareholders. There can be no assurances that we will secure attractive alternative investments, which may cause our future operating results to fall short of expectations. Any delays in securing attractive alternative investments could also affect our ability to make distributions to our shareholders. In addition, our shareholders will be unable to evaluate in advance the manner in which we invest the net proceeds or the economic merits of the properties we may ultimately acquire with the net proceeds.

If we do not complete the CHI Acquisition, we will have incurred substantial expenses without our shareholders realizing the expected benefits.

If we are unable to complete the CHI Acquisition, we will have incurred significant due diligence, legal, accounting and other transaction costs in connection with the CHI Acquisition without our shareholders realizing the anticipated benefits. We cannot assure our shareholders that we will acquire the CHI Portfolio because the proposed CHI Acquisition is subject to a variety of factors, including the consent of certain third parties with respect to the sale of 22 of the 51 properties included in the CHI Portfolio, and the satisfaction of other customary closing conditions. Five properties in the CHI Portfolio are currently only subject to a non-binding LOI and no definitive agreements regarding the acquisition of such properties has been executed.

If we are unable to complete the CHI Acquisition, we may lose a $6.0 million initial deposit we made upon execution of the Purchase Agreements.

We made a $6.0 million initial deposit upon execution of the purchase agreements governing the CHI Acquisition that is non-refundable except in the case of a material default by the sellers or the sellers’ failure to satisfy a closing condition. If we are unable to complete the CHI Acquisition, we may lose the initial deposit without our shareholders realizing the expected benefits.

We intend to incur additional indebtedness to complete the CHI Acquisition, which may have a material adverse effect on our financial condition, results of operations and our ability to make distributions to our shareholders.

We intend to use all or a significant portion of the net proceeds of the April 2016 Offering to fund a portion of the aggregate purchase price of the CHI Acquisition. We expect to fund the remaining aggregate purchase price through borrowings under our unsecured revolving credit facility, additional issuances of senior indebtedness and/or cash available on hand. We have also obtained a fully committed $400.0 million one-year senior unsecured bridge loan from KeyBank N.A. to be drawn upon in the event that we are unable to otherwise fund the aggregate purchase price of the CHI Acquisition. The incurrence of additional indebtedness to fund the purchase price for the CHI Acquisition may have a material adverse effect on our financial condition, results of operations and our ability to make distributions to our shareholders.

Some of the properties in the CHI Portfolio will be subject to ground leases or other restrictions on the use of the space that could adversely affect our ability to procure new tenants, in which case our business and results of operations may suffer.

Thirty-four of the properties in the CHI Portfolio will be subject to long-term ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our initial properties to tenants not affiliated with CHI or its affiliates who own the underlying ground lessor interests, rights of first offer and refusal with respect to sales of the property, and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. If we are unable to promptly re-let our properties, or if the rates upon such re-letting are significantly lower than expected, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

The market price of our common shares and our earnings per share may decline as a result of the CHI Acquisition.

The market price of our common shares may decline as a result of the CHI Acquisition if we do not achieve the perceived benefits of the transaction as rapidly, or to the extent anticipated, by financial or industry analysts, if at all, or if the effect of the transaction on our financial results is not consistent with the expectations of financial or industry analysts or our own financial projections. In addition, the failure to achieve expected benefits and unanticipated costs relating to the transaction could reduce our future financial performance.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended March 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	147,437	(1)	13.94	N/A	N/A
February 1, 2016 - February 29, 2016	2,761	(2)	17.20	N/A	N/A
March 1, 2016 - March 31, 2016	8,936	(2)	17.83	N/A	N/A
Total	159,134		14.22	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Company.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase common shares of the Company to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.		Description
10.1		Purchase and Sale Agreement (Building Sale / Ground Lease Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.*
10.2		Purchase and Sale Agreement (Fee Simple Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.*
10.3	(1)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership,the Company and each of the Purchasers
10.4	(1)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.3)
10.5	(1)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.3)
10.6	(1)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.3)
10.7	(1)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.3)
10.8	(2)	Employment Agreement dated February 26, 2016, between Physicians Realty Trust and John T. Thomas**
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101.INS		XBRL Instance Document (+)
101.SCH		XBRL Extension Schema Document (+)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(+)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(+)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(+)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(+)

*	Filed herewith

**	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007)

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2016 (File No. 001-36007).

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

PHYSICIANS REALTY TRUST

Date: May 6, 2016	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2016	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)