Form 10-Q
period 2016-06-30
Physicians Realty Trust
filed 2016-08-04
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of the Registrant’s common shares outstanding as of August 1, 2016 was 134,576,075.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, expectations or intentions.

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentrations in Texas and Kentucky cause us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•	our failure to successfully develop, integrate, and operate acquired properties and operations, including our ability to integrate the properties in the CHI Portfolio (as defined herein);

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	higher market interest rates;

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”), and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “First Quarterly Report”).

In this report, the terms “we,” “us,” “our,” “our company,” the “Trust,” the “Company,” and “Physicians Realty” refer to Physicians Realty Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including Physicians Realty L.P., a Delaware limited partnership, which we refer to in this report as our “Operating Partnership”. In this report, the term “OP Units” refers to partnership interests in the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership, which have priority over the OP Units with respect to distributions and liquidation.

PART I.                         Financial Information
Item 1.                                 Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$160,718	$130,788
Building and improvements	2,080,192	1,284,863
Tenant improvements	11,519	9,243
Acquired lease intangibles	263,919	205,168
	2,516,348	1,630,062
Accumulated depreciation	(129,136)	(91,250)
Net real estate property	2,387,212	1,538,812
Real estate loans receivable	38,774	39,349
Investment in unconsolidated entity	1,354	1,322
Net real estate investments	2,427,340	1,579,483
Cash and cash equivalents	37,945	3,143
Tenant receivables, net	3,427	2,977
Other assets	64,200	53,283
Total assets	$2,532,912	$1,638,886
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$369,685	$389,375
Notes payable	149,561	—
Mortgage debt	114,296	94,240
Accounts payable	1,723	644
Dividends payable	31,771	20,783
Accrued expenses and other liabilities	38,593	24,473
Acquired lease intangibles, net	9,348	5,950
Total liabilities	714,977	535,465

Redeemable noncontrolling interest - Operating Partnership and partially owned properties	19,867	26,960

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 134,337,589 and 86,864,063 common shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	1,348	872
Additional paid-in capital	1,890,016	1,129,284
Accumulated deficit	(153,243)	(109,024)
Total shareholders’ equity	1,738,121	1,021,132
Noncontrolling interests:
Operating Partnership	50,155	45,451
Partially owned properties	9,792	9,878
Total noncontrolling interests	59,947	55,329
Total equity	1,798,068	1,076,461
Total liabilities and equity	$2,532,912	$1,638,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$42,196	$23,625	$77,051	$43,966
Expense recoveries	9,552	4,908	17,455	8,444
Interest income on real estate loans and other	1,468	1,150	2,844	1,757
Total revenues	53,216	29,683	97,350	54,167
Expenses:
Interest expense	4,279	2,193	8,476	3,903
General and administrative	4,926	3,989	9,047	7,341
Operating expenses	13,798	7,304	24,835	13,013
Depreciation and amortization	19,799	10,351	35,809	18,591
Acquisition expenses	3,256	2,575	6,633	8,507
Total expenses	46,058	26,412	84,800	51,355
Income before equity in income of unconsolidated entity and loss on sale of investment property:	7,158	3,271	12,550	2,812
Equity in income of unconsolidated entity	26	26	58	52
Loss on sale of investment property	—	—	—	(15)
Net income	7,184	3,297	12,608	2,849
Net income attributable to noncontrolling interests:
Operating Partnership	(201)	(157)	(374)	(133)
Partially owned properties	(60)	(144)	(377)	(176)
Net income attributable to controlling interest	6,923	2,996	11,857	2,540
Preferred distributions	(437)	(425)	(985)	(491)
Net income attributable to common shareholders	$6,486	$2,571	$10,872	$2,049
Net income per share:
Basic	$0.05	$0.04	$0.09	$0.03
Diluted	$0.05	$0.04	$0.09	$0.03
Weighted average common shares:
Basic	131,481,329	70,376,959	117,092,668	68,026,278
Diluted	135,944,722	74,267,283	121,575,247	71,862,249

Dividends and distributions declared per common share and OP Unit	$0.225	$0.225	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Non- controlling Interests	Total Equity
Balance at January 1, 2016	$872	$1,129,284	$(109,024)	$1,021,132	$45,451	$9,878	$55,329	$1,076,461
Net proceeds from sale of common shares	472	763,733	—	764,205	—	—	—	764,205
Restricted share award grants, net	2	2,597	(270)	2,329	—	—	—	2,329
Purchase of OP Units	—	—	—	—	(2,129)	—	(2,129)	(2,129)
Conversion of OP Units	2	3,291	—	3,293	(3,293)	—	(3,293)	—
Dividends/distributions declared	—	—	(54,821)	(54,821)	(1,662)	—	(1,662)	(56,483)
Preferred distributions	—	—	(985)	(985)	—	—	—	(985)
Issuance of OP Units in connection with acquisition	—	(3,900)	—	(3,900)	6,869	(100)	6,769	2,869
Distributions	—	—	—	—	—	(363)	(363)	(363)
Change in market value of Redeemable Noncontrolling Interests in Operating Partnership	—	(444)	—	(444)	—	—	—	(444)
Net income	—	—	11,857	11,857	374	377	751	12,608
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(4,545)	—	(4,545)	4,545	—	4,545	—
Balance at June 30, 2016	$1,348	$1,890,016	$(153,243)	$1,738,121	$50,155	$9,792	$59,947	$1,798,068

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$12,608	$2,849
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,809	18,591
Amortization of deferred financing costs	947	594
Amortization of lease inducements and above/below market lease intangibles	1,989	838
Straight-line rental revenue/expense	(7,204)	(3,889)
Amortization of above market assumed debt	(118)	(55)
Loss on sale of investment property	—	15
Equity in income of unconsolidated entity	(58)	(52)
Distribution from unconsolidated entity	27	53
Change in fair value of derivative	(67)	(154)
Provision for bad debts	104	—
Non-cash share compensation	2,599	1,944
Change in operating assets and liabilities:
Tenant receivables	(1,001)	(1,453)
Other assets	(3,081)	(1,231)
Accounts payable	1,079	397
Accrued expenses and other liabilities	15,908	4,013
Net cash provided by operating activities	59,541	22,460
Cash Flows from Investing Activities:
Proceeds on sales of investment property	—	1,550
Acquisition of investment properties, net	(872,497)	(336,128)
Capital expenditures on existing investment properties	(6,980)	(1,815)
Real estate loans receivable	(3,478)	(9,000)
Repayment of note receivable	4,118	—
Note receivable	—	(4,123)
Repayment of real estate loan receivable	4,500	—
Leasing commissions	(116)	(63)
Lease inducements	(4,870)	(2,445)
Net cash used in investing activities	(879,323)	(352,024)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	764,205	318,041
Proceeds from credit facility borrowings	528,000	191,000
Payment on credit facility borrowings	(545,000)	(138,000)
Proceeds from issuance of mortgage debt	21,500	—
Proceeds from issuance of senior unsecured notes	150,000	—
Principal payments on mortgage debt	(1,089)	(966)
Debt issuance costs	(4,313)	(144)
Dividends paid - shareholders	(44,151)	(31,613)
Distributions to noncontrolling interest - Operating Partnership	(1,616)	(1,523)
Preferred distributions paid - OP Unit holder	(704)	(238)
Distributions to noncontrolling interest - partially owned properties	(363)	(114)
Purchase of Series A Preferred Units	(9,756)	—
Purchase of OP Units	(2,129)	(253)
Net cash provided by financing activities	854,584	336,190
Net increase in cash and cash equivalents	34,802	6,626
Cash and cash equivalents, beginning of period	3,143	15,923
Cash and cash equivalents, end of period	$37,945	$22,549
Supplemental disclosure of cash flow information - interest paid during the period	$4,300	$3,332
Supplemental disclosure of noncash activity - assumed debt	$—	$18,690
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$6,869	$20,438
Supplemental disclosure of noncash activity - contingent consideration	$156	$1,482

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2016, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission” or the “SEC”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from the IPO to Physicians Realty L.P., a Delaware limited partnership (the “Operating Partnership”), and is the sole general partner of the Operating Partnership. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership.

The Trust is a self-managed real estate investment trust (“REIT”) formed primarily to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems.

2016 Follow-On Public Offerings

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

On April 11, 2016, the Trust completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $442.8 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 25,875,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility, for general corporate and working capital purposes, for funding acquisitions, and to fund a portion of the purchase price for the acquisition of medical office facilities (the “CHI Portfolio”) from certain subsidiaries and affiliates of Catholic Health Initiatives (the “CHI Acquisition”).

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2016 and 2015 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Principles of Consolidation

GAAP requires the Trust to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Trust identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Trust consolidates its investment in a VIE when it determines that the Trust is the VIE’s primary beneficiary. The Trust may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Trust performs this analysis on an ongoing basis.

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

During the three months ended June 30, 2016, the Operating Partnership funded the acquisition of the remaining non-controlling interest on a property by issuing an aggregate of 217,549 OP Units valued at approximately $4.0 million.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of June 30, 2016, the Trust held a 97.2% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

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

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as “net income or loss attributable to noncontrolling interests - partially owned properties” in the consolidated statements of income.

Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties

On February 5, 2015, the Trust entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. Holders of Series A Preferred Units are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. The holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to one year from the issuance date. In addition, Series A Preferred Units are redeemable at the option of the holder, and redemption obligations may be satisfied, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. The fair value of the embedded derivative is $6.2 million and is included on the Trust’s consolidated balance sheets in accrued expenses and other liabilities.

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

On April 1, 2016, 44,685 Series A Preferred Units issued in conjunction with the Minnetonka MOB acquisition were redeemed for a total value of $9.8 million. The fair value of the embedded derivative associated with the previously outstanding Series A Preferred Units was $2.7 million.

Dividends and Distributions

On June 23, 2016, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended June 30, 2016. The distribution was paid on July 18, 2016 to common shareholders and OP Unit holders of record as of the close of business on July 5, 2016.

Purchase of Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired tangible and intangible assets and assumed liabilities based upon their relative fair values at the date of acquisition. A property acquired with an existing lease is accounted for as a business combination pursuant to the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.

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

In recognizing identified intangible assets and liabilities in connection with a business combination, the value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases plus the term of any renewal options that the lessee would be economically compelled to exercise.

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

The Trust calculates the fair value of any long-term debt assumed by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which the Trust approximates based on the rate at which it would expect to incur on a replacement instrument on the date of acquisition, and recognizes any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

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

Impairment of Intangible and Long-Lived Assets

The Trust periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Trust evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The Trust adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Trust recognizes an impairment loss at the time it makes any such determination. If the Trust determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques, which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data.

The Trust did not record impairment charges in the three and six month periods ended June 30, 2016 and 2015.

Investments in Unconsolidated Entities

The Trust reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, the Trust’s share of the investee’s earnings or losses is included in its consolidated statements of income. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the equity interest.

Real Estate Loans Receivable

Real estate loans receivable consists of seven mezzanine loans and a term loan. Each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the term loan is secured by an equity interest in one medical office building development. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Trust’s consolidated statements of income.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $22.8 million and $15.6 million as of June 30, 2016 and December 31, 2015, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

Expense Recoveries

Expense recoveries relate to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized as expense recovery revenue in the period the applicable expenses are incurred. The reimbursements are recorded at gross, as the Trust is generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and bears the credit risk of tenant reimbursement.

The Trust has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, the Trust does not recognize expense recoveries.

Income Taxes

The Trust elected to be taxed as a REIT for federal tax purposes commencing with the filing of its tax return for the short taxable year ending December 31, 2013. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to continue to operate in such a manner as to continue qualifying for treatment as a REIT. Although the Trust continues to qualify for taxation as a REIT, the Trust may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

Contingent Liabilities

The Trust records a liability for contingent consideration (included in accrued expenses and other liabilities on its consolidated balance sheets) at fair value as of the acquisition date and reassesses the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates, and probabilities that contingencies will be met.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 requires entities to evaluate whether they should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE") or voting interest entities. The Trust adopted ASU 2015-02 on January 1, 2016. Based on the Trust’s review and subsequent analysis of the structure of the Trust’s legal entities, the Trust has concluded that the Operating Partnership is a VIE because the limited partners of the Operating Partnership do not have substantive kick-out or participating rights. The Trust is the general partner and controlling owner of approximately 97.2% of the Operating Partnership and will continue to consolidate the Operating Partnership under this new guidance. With respect to the Trust’s investment in unconsolidated joint ventures, the new consolidation standard did not have an impact on previous consolidation conclusions.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance has been applied retrospectively to each prior period presented. The Trust adopted ASU 2015-03 on January 1, 2016. As a result of the adoption of ASU 2015-03, the Trust reclassified $6.0 million from net deferred costs to the related liabilities within the December 31, 2015 Consolidated Balance Sheet.

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

Note 3. Acquisitions and Dispositions

During the six months ended June 30, 2016, the Trust completed acquisitions of 71 operating healthcare properties and 2 condominium units located in 20 states for an aggregate purchase price of approximately $878.4 million. In addition, the Trust completed $3.5 million of loan transactions, resulting in total investment activity of $881.9 million.

These figures include the completed acquisition of 46 of the properties in the CHI Portfolio for an aggregate purchase price of $615.5 million. This aggregate purchase price does not include near-term capital expenditure commitments of $12.9 million and committed tenant improvement allowances of $8.9 million.

Investment activity for the three months ended June 30, 2016 is summarized below:

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Tinseltown - Loan Draws			Jacksonville, FL		$1,638
Gardendale Surgery Center	(2)		Gardendale, AL	April 11, 2016	7,450
HealthEast - Curve Crest	(2)		Stillwater, MN	April 14, 2016	4,144
HealthEast - Victor Gardens	(2)		Hugo, MN	April 14, 2016	6,025
NOMS - Clyde	(3)		Clyde, OH	May 10, 2016	6,342
Blandford MOB	(3)	(4)	Little Rock, AR	May 11, 2016	2,580
Cardwell MOB	(2)	(4)	Lufkin, TX	May 11, 2016	8,444
Dacono Neighborhood Health	(3)	(4)	Dacono, CO	May 11, 2016	5,152
Franciscan Health	(3)	(4)	Tacoma, WA	May 11, 2016	9,772
Grand Island Specialty Clinic	(3)	(4)	Grand Island, NE	May 11, 2016	2,891
Hot Springs MOB	(2)	(4)	Hot Springs Village, AR	May 11, 2016	3,626
Jewish Medical Center East	(3)	(4)	Louisville, KY	May 11, 2016	85,000
Jewish Medical Center South MOB - 1	(3)	(4)	Shepherdsville, KY	May 11, 2016	17,021
Jewish Medical Plaza I	(2)	(4)	Louisville, KY	May 11, 2016	9,650
Jewish Medical Plaza II	(2)	(4)	Louisville, KY	May 11, 2016	6,124
Jewish OCC	(3)	(4)	Louisville, KY	May 11, 2016	35,600
Lakeside Three Professional Center	(2)	(4)	Omaha, NE	May 11, 2016	1,581
Lexington Surgery Center	(2)	(4)	Lexington, KY	May 11, 2016	20,169
Medical Arts Pavilion	(2)	(4)	Lufkin, TX	May 11, 2016	6,304
Memorial Outpatient Center	(3)	(4)	Lufkin, TX	May 11, 2016	4,958
Midlands Two Professional Center	(2)	(4)	Papillion, NE	May 11, 2016	1,341
Parkview MOB	(2)	(4)	Little Rock, AR	May 11, 2016	5,060
Peak One ASC	(2)	(4)	Frisco, CO	May 11, 2016	6,587

Physicians Medical Center	(2)	(4)	Tacoma, WA	May 11, 2016	6,782
St. Alexius - Minot Medical Plaza	(3)	(4)	Minot, ND	May 11, 2016	26,570
St. Clare Medical Pavilion	(2)	(4)	Lakewood, WA	May 11, 2016	10,617
St. Joseph Medical Pavilion	(2)	(4)	Tacoma, WA	May 11, 2016	13,320
St. Joseph Office Park	(2)	(4)	Lexington, KY	May 11, 2016	17,228
St. Mary - Caritas Medical II	(2)	(4)	Louisville, KY	May 11, 2016	5,603
St. Mary - Caritas Medical III	(2)	(4)	Louisville, KY	May 11, 2016	842
Thornton Neighborhood Health	(3)	(4)	Thornton, CO	May 11, 2016	3,875
Medical Village at Kissimmee	(2)		Kissimmee, FL	May 26, 2016	4,923
Medical Village at Leesburg	(2)		Leesburg, FL	May 26, 2016	4,576
St. Francis MOB	(2)	(4)	Federal Way, WA	June 2, 2016	14,287
Children's Hospital MOB	(2)		Milwaukee, WI	June 3, 2016	5,850
Jewish Medical Center South MOB - 2	(2)		Shepherdsville, KY	June 8, 2016	4,343
Good Samaritan North Annex Building	(3)	(4)	Kearney, NE	June 28, 2016	2,874
NE Heart Institute Medical Building	(3)	(4)	Lincoln, NE	June 28, 2016	19,600
St. Vincent West MOB	(3)	(4)	Little Rock, AR	June 29, 2016	14,120
Meridan MOB	(3)	(4)	Englewood, CO	June 29, 2016	17,329
St. Mary - Caritas Medical I	(2)	(4)	Louisville, KY	June 29, 2016	8,864
St. Alexius - Medical Arts Pavilion	(3)	(4)	Bismarck, ND	June 29, 2016	12,983
St. Alexius - Mandan Clinic	(3)	(4)	Mandan, ND	June 29, 2016	8,390
St. Alexius - Orthopaedic Center	(2)	(4)	Bismarck, ND	June 29, 2016	14,727
St. Alexius - Rehab Center	(3)	(4)	Bismarck, ND	June 29, 2016	6,215
St. Alexius - Tech & Ed	(3)	(4)	Bismarck, ND	June 29, 2016	16,680
Good Samaritan MOB	(2)	(4)	Kearney, NE	June 29, 2016	24,198
Lakeside Two Professional Building	(2)	(4)	Omaha, NE	June 29, 2016	13,691
Lakeside Wellness Center	(3)	(4)	Omaha, NE	June 29, 2016	10,138
McAuley Center	(3)	(4)	Omaha, NE	June 29, 2016	18,382
Memorial Health Center	(3)	(4)	Grand Island, NE	June 29, 2016	34,317
Missionary Ridge MOB	(2)	(4)	Chattanooga, TN	June 29, 2016	7,635
Pilot Medical Center	(3)		Birmingham, AL	June 29, 2016	17,351
St. Joseph Medical Clinic	(2)	(4)	Tacoma, WA	June 30, 2016	16,444
Woodlands Medical Arts Center	(2)	(4)	The Woodlands, TX	June 30, 2016	21,227
FESC MOB	(3)	(4)	Tacoma, WA	June 30, 2016	16,748
Mezzanine Loan - Catalyst			Pensacola, FL	June 30, 2016	1,340
					$679,528

(1)	“MOB” means medical office building. “ASC” means ambulatory surgery center.

(2)	The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $3.3 million.

(3)	The Trust accounted for these acquisitions as asset acquisitions and capitalized total acquisition costs of $1.7 million.

(4)	These acquisitions are part of the CHI Portfolio.

 For the three months ended June 30, 2016, the Trust recorded revenues and net income from its 2016 acquisitions of $10.4 million and $2.4 million, respectively. For the six months ended June 30, 2016, the Trust recorded revenues and net income from its 2016 acquisitions of $12.2 million and $3.0 million, respectively.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Trust determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$9,240	$19,565	$28,805
Building and improvements	168,570	623,247	791,817
In-place lease intangible	19,158	12,911	32,069
Above market in-place lease intangible	2,407	1,265	3,672
Below market in-place lease intangible	(469)	(2,920)	(3,389)
Above market in-place ground lease	(218)	(348)	(566)
Below market in-place ground lease	2,057	20,953	23,010
Lease inducement	1,284	3,586	4,870
Contingent consideration	—	(156)	(156)
Receivables	—	104	104
Issuance of OP Units	(2,869)	—	(2,869)
Net assets acquired	$199,160	$678,207	$877,367

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

Unaudited Pro Forma Financial Information

The following table illustrates the effect on net income and earnings per share - basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$72,239	$53,399	$139,493	$108,515
Net income	14,827	8,680	28,978	15,586
Net income available to common shareholders	14,020	7,157	26,968	14,627
Earnings per share - basic	$0.11	$0.05	$0.23	$0.12
Earnings per share - diluted	$0.10	$0.05	$0.22	$0.12
Weighted average number of shares outstanding - basic	131,481,329	131,481,329	117,092,668	117,092,668
Weighted average number of shares outstanding - diluted	135,944,722	135,944,722	121,575,247	121,575,247

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$195,797	$(39,137)	$156,660	$163,728	$(26,702)	$137,026
Above market leases	30,459	(5,220)	25,239	26,787	(3,174)	23,613
Leasehold interest	712	(94)	618	712	(64)	648
Below market ground lease	36,951	(209)	36,742	13,941	(68)	13,873
Total	$263,919	$(44,660)	$219,259	$205,168	$(30,008)	$175,160
Liabilities
Below market lease	$9,457	$(1,347)	$8,110	$6,068	$(799)	$5,269
Above market ground lease	1,267	(29)	1,238	701	(20)	681
Total	$10,724	$(1,376)	$9,348	$6,769	$(819)	$5,950

The following is a summary of the acquired lease intangible amortization for the three and six month periods ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense related to in-place leases	$6,746	$3,397	$12,435	$5,871
Decrease of rental income related to above-market leases	1,059	577	2,046	929
Decrease of rental income related to leasehold interest	15	14	30	29
Increase of rental income related to below-market leases	322	138	548	264
Decrease of operating expense related to above market ground leases	5	4	9	8
Increase in operating expense related to below market ground lease	94	4	141	5

Future aggregate net amortization of the acquired lease intangibles as of June 30, 2016, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2016	$(1,141)	$14,782
2017	(1,812)	27,144
2018	(1,824)	22,779
2019	(1,922)	18,294
2020	(2,181)	15,869
Thereafter	(8,867)	93,306
Total	$(17,747)	$192,174

As of June 30, 2016, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 18 and 11 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Straight line rent receivable	$22,848	$15,584
Lease inducements, net	9,590	4,970
Escrows	4,682	4,788
Earnest deposits	1,372	343
Note receivable	16,618	20,620
Leasing commissions, net	1,072	1,052
Prepaid expenses and other	8,018	5,926
Total	$64,200	$53,283

Note 6. Debt

The following is a summary of debt as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
Fixed interest mortgage notes	$81,104	(1)	$89,664	(2)
Variable interest mortgage note	33,233	(3)	4,262	(4)
Total mortgage debt	114,337		93,926
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	378,000		395,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		—
Total principal	642,337		488,926
Unamortized deferred financing cost	(9,351)		(5,985)
Unamortized fair value adjustment	556		674
Total debt	$633,542		$483,615

(1)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.40%, and due in 2017, 2019, 2020, 2021, and 2022 collateralized by 10 properties with a net book value of $134,727.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.40%, and due in 2016, 2017, 2019, 2020, 2021, and 2022 collateralized by 11 properties with a net book value of $145,038.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 3.4% and due in 2017 and 2018, collateralized by four properties with a net book value of $46,596.

(4)	Variable interest mortgage note bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $5,994.

On June 10, 2016, the Operating Partnership, as borrower, and the Trust entered into an amended and restated Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., BMO Capital Markets, and Citizens Bank N.A., as joint lead arrangers and co-book runners, BMO Capital Markets and Citizens Bank N.A., as co-syndication agents, and the lenders party thereto (the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $750 million to $850 million. The Credit Agreement contains a term loan feature allowing the Operating Partnership to borrow in a single drawing before July 11, 2016 up to $250 million, increasing the borrowing capacity to an aggregate $1.1 billion.

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR plus 1.20%. In addition, the Credit Agreement includes a facility fee equal to 0.25% per annum, which is determined by the Trust’s investment grade rating under the Credit Agreement.

The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of June 30, 2016, the Trust was in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by the Operating Partnership and the Trust and imposes customary covenants on the Operating Partnership and the Trust. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

The Credit Agreement provides for revolving credit and term loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the investment grade rating of the Trust and the Operating Partnership as follows:

Credit Rating	Margin for Revolving Loans: Adjusted LIBOR Rate Loans and Letter of Credit Fee	Margin for Revolving Loans: Base Rate Loans	Margin for Term Loans: Adjusted LIBOR Rate Loans and Letter of Credit Fee	Margin for Term Loans: Base Rate Loans
At Least A- or A3	LIBOR + 0.85%	—%	LIBOR + 1.40%	0.40%
At Least BBB+ or BAA1	LIBOR + 0.90%	—%	LIBOR + 1.45%	0.45%
At Least BBB or BAA2	LIBOR + 1.00%	0.10%	LIBOR + 1.55%	0.55%
At Least BBB- or BAA3	LIBOR + 1.20%	0.20%	LIBOR + 1.80%	0.80%
Below BBB- or BAA3	LIBOR + 1.55%	0.60%	LIBOR + 2.25%	1.25%

As of June 30, 2016, there were $378.0 million of borrowings outstanding under the unsecured revolving credit facility and $472.0 million available for the Trust to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. As of June 30, 2016 the Trust had no borrowings under the term loan.

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

Certain properties have mortgage debt that contain financial covenants. As of June 30, 2016, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of June 30, 2016, are as follows (in thousands):

2016	$1,168
2017	40,928
2018	29,986
2019	20,081
2020	383,522
Thereafter	166,652
Total Payments	$642,337

As of June 30, 2016, the Trust had total consolidated indebtedness of approximately $642.3 million. The weighted average interest rate on consolidated indebtedness was 2.89% (based on the 30-day LIBOR rate as of June 30, 2016, of 0.45%).

For the three month periods ended June 30, 2016 and 2015, the Trust incurred interest expense on its debt of $3.8 million and $1.9 million, respectively. For the six month periods ended June 30, 2016 and 2015, the Trust incurred interest expense on its debt of $7.5 million and $3.3 million, respectively.

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Embedded derivatives	$6,211	$8,149
Security deposits	4,227	4,038
Real estate taxes payable	6,133	2,349
Prepaid rent	8,456	2,778
Contingent consideration	2,075	2,559
Accrued interest	3,627	22
Accrued expenses and other	7,864	4,578
Total	$38,593	$24,473

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

Restricted Common Shares:

The Committee has broad discretion in administering the terms of the 2013 Plan. Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the six month period ended June 30, 2016, the Trust granted a total of 149,879 restricted common shares with a total value of $2.7 million to its officers and certain of its employees, which have a one-year vesting period for officer award-recipients and a three-year vesting period for employee award-recipients.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2016 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	311,839	$14.17
Granted	149,879	17.85
Vested	(84,736)	15.93
Forfeited	(326)	15.36
Non-vested at June 30, 2016	376,656	$15.24

For all service awards, the Trust records compensation expense for the entire award on a straight-line basis (or, if applicable, on the accelerated method) over the requisite service period. For the three month periods ended June 30, 2016 and 2015, the Trust recognized non-cash share compensation of $1.1 million and $0.8 million, respectively. For the six month periods ended June 30, 2016 and 2015, the Trust recognized non-cash share compensation of $1.9 million and $1.5 million, respectively. Unrecognized compensation expense at June 30, 2016 was $2.8 million. The Trust’s compensation expense recorded in connection with grants of restricted common shares reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

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

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2016:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	171,886	$18.48
Granted	141,337	24.08
Vested	(20,481)	15.87
Non-vested at June 30, 2016	292,742	$21.37

For the three month periods ended June 30, 2016 and 2015, the Trust recognized non-cash share unit compensation expense of $0.5 million and $0.3 million, respectively. For the six month periods ended June 30, 2016 and 2015, the Trust recognized non-cash share unit compensation expense of $0.9 million and $0.5 million, respectively. Unrecognized compensation expense at June 30, 2016 was $4.0 million.

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

The Trust has one derivative instrument at June 30, 2016, consisting of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies).

The Trust’s embedded derivative is not traded on an exchange. The Trust’s derivative liabilities are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Trust measures its derivative at fair value on a recurring basis. The fair values are based on Level 2 inputs described above.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of June 30, 2016.

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

The following table presents the fair value of the Trust’s financial instruments (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Real estate loans receivable	$38,774	$38,774	$39,349	$39,349
Notes receivable	$16,618	$16,618	$20,620	$20,620
Credit facility	$(378,000)	$(378,000)	$(395,000)	$(395,000)
Notes payable	$(150,000)	$(150,000)	$—	$—
Mortgage debt	$(114,893)	$(117,553)	$(94,600)	$(95,275)
Derivative liabilities	$(6,211)	$(6,211)	$(8,216)	$(8,216)

Note 10. Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2016 through 2045. As of June 30, 2016, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2016	$95,497
2017	187,223
2018	180,668
2019	175,456
2020	170,704
Thereafter	1,157,732
Total	$1,967,280

Note 11. Rent Expense

The Trust leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which fifty-two of its properties are located from third party land owners pursuant to separate leases. The leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 90 years remaining, excluding extension options. As of June 30, 2016, the future minimum lease obligations under non-cancelable parking, air, and ground leases were as follows (in thousands):

2016	$1,049
2017	2,134
2018	2,189
2019	2,239
2020	2,290
Thereafter	57,404
Total	$67,305

Rent expense for the parking, air, and ground leases of $0.4 million for the three month periods ended both June 30, 2016 and 2015, and $0.8 million for the six month periods ended both June 30, 2016 and 2015, are reported in operating expenses in the consolidated statements of income.

Note 12. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for earnings per share - basic:
Net income	$7,184	$3,297	$12,608	$2,849
Net income attributable to noncontrolling interests:
Operating Partnership	(201)	(157)	(374)	(133)
Partially owned properties	(60)	(144)	(377)	(176)
Preferred distributions	(437)	(425)	(985)	(491)
Numerator for earnings per share - basic	$6,486	$2,571	$10,872	$2,049
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$6,486	$2,571	$10,872	$2,049
Operating Partnership net income	201	157	374	133
Numerator for earnings per share - diluted	$6,687	$2,728	$11,246	$2,182
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	131,481,329	70,376,959	117,092,668	68,026,278
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	3,870,343	3,698,364	3,858,401	3,598,355
Restricted common shares	199,698	169,425	193,084	196,470
Restricted share units	393,352	22,535	431,094	41,146
Denominator for earnings per share - diluted common shares:	135,944,722	74,267,283	121,575,247	71,862,249
Earnings per share - basic	$0.05	$0.04	$0.09	$0.03
Earnings per share - diluted	$0.05	$0.04	$0.09	$0.03

Note 13. Subsequent Events

On July 7, 2016, the Operating Partnership borrowed $250 million under the 7-year term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.80%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%.

Since June 30, 2016, the Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Prairie Care MOB		Maplewood, MN	July 6, 2016	$4,886
Real Estate Loan - Chihuahua Development LLC		El Paso, TX	July 7, 2016	1,300
Springwoods MOB	(1)	Spring, TX	July 21, 2016	19,925
Mezzanine Loan - Hazelwood MOB		Maplewood, MN	July 29, 2016	3,375
Jackson, Tennessee Land Purchase		Jackson, TN	August 2, 2016	1,000
				$30,486
(1) This acquisition is part of the CHI Portfolio.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item 1A (Risk Factors) of this report, Part I, Item 1A (Risk Factors) of our Annual Report, and Part II, Item 1A (Risk Factors) of the First Quarter Report.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals, and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6% to 9%. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

As of June 30, 2016, our portfolio consisted of 222 properties located in 29 states with approximately 9,586,638 net leasable square feet, which were approximately 95.7% leased with a weighted average remaining lease term of approximately 8.6 years. As of June 30, 2016, approximately 79.4% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $1.0 billion to $1.25 billion of real estate during 2016, including the 2016 acquisitions described in this report.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 84.8% of the annualized base rent payments from our properties as of June 30, 2016 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 12.0% of the annualized base rent payments from our properties as of June 30, 2016 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2016, leases representing 2.0%, 4.4%, and 4.9% of leasable square feet in our portfolio will expire in 2016, 2017, and 2018, respectively.

We have entered into an unsecured credit facility in the maximum principal amount of $1.1 billion and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, fund leasing commissions to third parties, fund capital expenditures, provide for working capital, and provide for other general corporate purposes. The unsecured credit facility contains a term loan feature allowing us to borrow in a single drawing before July 11, 2016 up to $250 million, and also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion. As of June 30, 2016, we had approximately $114.3 million of mortgage indebtedness outstanding, secured by first mortgages on certain of our properties, $378.0 million of outstanding borrowings under our unsecured credit facility, and $150.0 million of outstanding notes payable.

On April 5, 2016, we and our Operating Partnership entered into a series of purchase and sale agreements with regional health systems controlled by Catholic Health Initiatives to acquire 52 medical office facilities (which we now treat as 53 medical office facilities because we consider a certain condominium property as being separate from a nearby surgical center) (the “CHI Portfolio”) containing 3,159,495 rentable square feet located in 10 states (the “CHI Acquisition”). As of June 30, 2016, we have completed the acquisition of 46 of the properties in the CHI Portfolio representing 2,816,986 net leasable square feet. We have elected not to complete the acquisition of 2 of the properties in the CHI Portfolio and we expect to complete the acquisition of 4 of the remaining properties during the third quarter of 2016 and 1 in early 2017.

During the quarterly period ended June 30, 2016, we completed acquisitions of 55 operating healthcare properties, including those in the CHI Portfolio, located in 13 states with approximately 3,034,240 net leasable square feet for an aggregate purchase price of approximately $676.6 million.

In addition, we funded loan investments totaling $3.0 million. Acquisitions are detailed in Note 3 to our consolidated financial statements included in Item 1 of this report.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $2.5 billion as of June 30, 2016. As of August 1, 2016, we have 134,576,075 common shares outstanding.

On January 7, 2016, our Operating Partnership issued and sold $150 million aggregate principal amount of senior notes, comprised of (i) $15,000,000 aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023 (the “Series A Notes”), (ii) $45,000,000 aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026 (the “Series B Notes”), (iii) $45,000,000 aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028 (the “Series C Notes”), and (iv) $45,000,000 aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031 (the “Series D Notes,” and together with the Series A Notes, the Series B Notes, and the Series C Notes, the “Notes”). The proceeds of the Notes were used to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions.

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

On April 11, 2016, we completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $442.8 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 25,875,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, for funding acquisitions, and to fund a portion of the purchase price for the CHI Acquisition.

On June 23, 2016, we announced that our Board of Trustees authorized and declared a cash distribution of $0.225 per common share for the quarterly period ended June 30, 2016. The distribution was paid on July 18, 2016 to common shareholders and OP Unit holders of record as of the close of business on July 5, 2016.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of June 30, 2016, own approximately 97.2% of the OP Units.

Recent Developments

On July 7, 2016, the Operating Partnership borrowed $250 million under the 7-year term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.80%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%.

Investment Activity

Since June 30, 2016, we completed acquisitions of 3 healthcare properties, including 1 land-only acquisition, located in 3 states with approximately 115,200 net leasable square feet for an aggregate purchase price of approximately $25.8 million. Additionally, we completed two loan transactions totaling $4.7 million. Investment activity since June 30, 2016 is summarized below:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Prairie Care MOB		Maplewood, MN	July 6, 2016	$4,886
Real Estate Loan - Chihuahua Development LLC		El Paso, TX	July 7, 2016	1,300
Springwoods MOB	(1)	Spring, TX	July 21, 2016	19,925
Mezzanine Loan - Hazelwood MOB		Maplewood, MN	July 29, 2016	3,375
Jackson, Tennessee Land Purchase		Jackson, TN	August 2, 2016	1,000
				$30,486
(1) This acquisition is part of the CHI Portfolio.

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

Interest expense. We recognize the interest expense we incur on our borrowings as interest expense. Additionally, we incur amortization expense for charges such as legal fees, commitment fees, and arrangement fees that reflect costs incurred with arranging certain debt financings. We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred as a component of interest expense.

General and administrative. General and administrative expenses include certain expenses such as compensation, accounting, legal, and other professional fees as well as certain other administrative and travel costs, and expenses related to bank charges, franchise taxes, corporate filing fees, exchange listing fees, officer and trustee insurance costs, and other costs associated with being a public company.

Operating Expenses. Operating expenses include property operating expenses such as real estate taxes, property insurance, routine maintenance and repairs, utilities, and third party property management expenses, some of which are reimbursed to us by tenants under the terms of triple net leases.

Depreciation and amortization. We incur depreciation and amortization expense on all of our long-lived assets. This non-cash expense is designed under generally accepted accounting principles, or GAAP, to reflect the economic useful lives of our assets.

Acquisition expenses. Acquisition costs are costs we incur in pursuing and closing property acquisitions accounted for as business combinations. These costs include legal, accounting, valuation, other professional or consulting fees, and the compensation of certain employees who dedicate substantially all of their time to acquisition related job functions. We account for acquisition-related costs as expenses in the period in which the costs are incurred and the services are received.

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

Results of Operations

Three Months Ended June 30, 2016 compared to the three months ended June 30, 2015.

The following table summarizes our results of operations for the three months ended June 30, 2016 and the three months ended June 30, 2015 (in thousands):

	2016	2015	Change	%
Revenues:
Rental revenues	$42,196	$23,625	$18,571	78.6%
Expense recoveries	9,552	4,908	4,644	94.6%
Interest income on real estate loans and other	1,468	1,150	318	27.7%
Total revenues	53,216	29,683	23,533	79.3%
Expenses:
Interest expense	4,279	2,193	2,086	95.1%
General and administrative	4,926	3,989	937	23.5%
Operating expenses	13,798	7,304	6,494	88.9%
Depreciation and amortization	19,799	10,351	9,448	91.3%
Acquisition expenses	3,256	2,575	681	26.4%
Total expenses	46,058	26,412	19,646	74.4%
Income before equity in income of unconsolidated entity and loss on sale of investment property:	7,158	3,271	3,887	118.8%
Equity in income of unconsolidated entity	26	26	—	—%
Net income	$7,184	$3,297	$3,887	117.9%

Revenues

Total revenues increased $23.5 million, or 79.3%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $18.6 million, or 78.6%, from $23.6 million for the three months ended June 30, 2015 to $42.2 million for the three months ended June 30, 2016. The increase in rental revenues primarily resulted from our 2016 and 2015 acquisitions which resulted in additional rental revenue of $8.5 million and $10.1 million, respectively.

Expense recoveries. Expense recoveries increased $4.6 million, or 94.6%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in expense recoveries primarily resulted from our 2016 and 2015 acquisitions which resulted in additional expense recoveries of $1.7 million and $3.2 million, respectively, partially offset by reduced expenses on other properties.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.3 million, or 27.7%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase is attributable to $0.5 million of interest earned on loan transactions completed during the prior twelve months, partially offset by reduced property management income of $0.2 million.

Expenses

Total expenses increased by $19.6 million, or 74.4%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended June 30, 2016 was $4.3 million compared to $2.2 million for the three months ended June 30, 2015, representing an increase of $2.1 million, or 95.1%. An increase of $1.7 million resulted from the issuance of our senior notes and an increase of $0.3 million was the result of an increase in interest on new mortgage debt. The remaining $0.1 million of increased interest expense was due to the amortization of deferred financing costs related to borrowings during the past twelve months.

General and administrative. General and administrative expenses increased $0.9 million or 23.5%, from $4.0 million during the three months ended June 30, 2015 to $4.9 million during the three months ended June 30, 2016. The increase was driven by increased salaries and benefits of $0.5 million (including increased non-cash share compensation of $0.3 million), increased marketing costs of $0.2 million, and increased professional service fees of $0.1 million.

Operating expenses. Operating expenses increased $6.5 million or 88.9%, from $7.3 million during the three months ended June 30, 2015 to $13.8 million during the three months ended June 30, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional operating expenses of $3.2 million and $3.4 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $9.4 million, or 91.3%, from $10.4 million during the three months ended June 30, 2015 to $19.8 million during the three months ended June 30, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional depreciation and amortization of $4.5 million and $4.9 million, respectively.

Acquisition expenses. Acquisition expenses increased $0.7 million, or 26.4%, from $2.6 million during the three months ended June 30, 2015 to $3.3 million during the three months ended June 30, 2016. During the three months ended June 30, 2016 and 2015, we acquired $281.7 million and $112.4 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is not significant.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The following table summarizes our results of operations for the six months ended June 30, 2016 and the six months ended June 30, 2015 (in thousands):

	2016	2015	Change	%
Revenues:
Rental revenues	$77,051	$43,966	$33,085	75.3%
Expense recoveries	17,455	8,444	9,011	106.7%
Interest income on real estate loans and other	2,844	1,757	1,087	61.9%
Total revenues	97,350	54,167	43,183	79.7%
Expenses:
Interest expense	8,476	3,903	4,573	117.2%
General and administrative	9,047	7,341	1,706	23.2%
Operating expenses	24,835	13,013	11,822	90.8%
Depreciation and amortization	35,809	18,591	17,218	92.6%
Acquisition expenses	6,633	8,507	(1,874)	(22.0)%
Total expenses	84,800	51,355	33,445	65.1%
Income before equity in income of unconsolidated entity and loss on sale of investment property:	12,550	2,812	9,738	346.3%
Equity in income of unconsolidated entity	58	52	6	11.5%
Loss on sale of investment property	—	(15)	$15	(100.0)%
Net income	$12,608	$2,849	$9,759	342.5%

Revenues

Total revenues increased $43.2 million, or 79.7%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $33.1 million, or 75.3%, from $44.0 million for the six months ended June 30, 2015 to $77.1 million for the six months ended June 30, 2016. The increase in rental revenues primarily resulted from our 2016 and 2015 acquisitions which resulted in additional rental revenue of $10.0 million and $23.1 million, respectively.

Expense recoveries. Expense recoveries increased $9.0 million, or 106.7%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in expense recoveries primarily resulted from our 2016 and 2015 acquisitions which resulted in additional expense recoveries of $2.1 million and $7.0 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. A $1.2 million increase is due to interest on loan transactions completed during the prior twelve months partially offset by decreased income of $0.1 million on other items.

Expenses

Total expenses increased by $33.4 million, or 65.1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. An analysis of selected expenses follows.

Interest expense. Interest expense for the six months ended June 30, 2016 was $8.5 million compared to $3.9 million for the six months ended June 30, 2015, representing an increase of $4.6 million, or 117.2%. An increase of $3.3 million resulted from the issuance of our senior notes, an increase of $0.6 million was the result of an increase in interest on new mortgage debt, and an increase of $0.5 million resulted from outstanding balances, non-use fees, and facility fees on our revolving line of credit. The remaining $0.2 million of increased interest expense was due to the amortization of deferred financing costs related to borrowings during the past twelve months.

General and administrative. General and administrative expenses increased $1.7 million or 23.2%, from $7.3 million during the six months ended June 30, 2015 to $9.0 million during the six months ended June 30, 2016. The increase included salaries and benefits of $0.9 million (including non-cash share compensation of $0.4 million), increased professional fees of $0.4 million, and increased office administrative expenditures of $0.3 million.

Operating expenses. Operating expenses increased $11.8 million or 90.8%, from $13.0 million during the six months ended June 30, 2015 to $24.8 million during the six months ended June 30, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional operating expenses of $3.6 million and $8.3 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $17.2 million, or 92.6%, from $18.6 million during the six months ended June 30, 2015 to $35.8 million during the six months ended June 30, 2016. The increase is due to our 2016 and 2015 property acquisitions which resulted in additional depreciation and amortization of $5.2 million and $12.0 million, respectively.

Acquisition expenses. Acquisition expenses decreased $1.9 million, or 22.0%, from $8.5 million during the six months ended June 30, 2015 to $6.6 million during the six months ended June 30, 2016. During the six month periods ending June 30, 2016 and 2015, we acquired $452.8 million and $336.5 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed. The CHI Acquisition accounted for $244.3 million of the 2016 acquisitions recorded as business combinations, and as such, the Company has completed fewer individual investments period over period.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is not significant.

Loss on sale of property. On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million, resulting in an insignificant loss. We have not disposed of any properties during the six months ended June 30, 2016.

Cash Flows

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

	2016	2015
Cash provided by operating activities	$59,541	$22,460
Cash used in investing activities	(879,323)	(352,024)
Cash provided by financing activities	854,584	336,190
Increase in cash and cash equivalents	$34,802	$6,626

Cash flows from operating activities. Cash flows provided by operating activities was $59.5 million during the six months ended June 30, 2016 compared to $22.5 million during the six months ended June 30, 2015, representing an increase of $37.0 million. This change is attributable to the increased operating cash flows resulting from our 2016 and 2015 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $879.3 million during the six months ended June 30, 2016 compared to cash flows used in investing activities of $352.0 million during the six months ended June 30, 2015, representing a change of $527.3 million. The increase in cash flows used in investing activities was primarily attributable to our $536.4 million increase in acquisition activity over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $854.6 million during the six months ended June 30, 2016 compared to cash flows provided by financing activities of $336.2 million during the six months ended June 30, 2015, representing an increase of $518.4 million. The 2016 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $764.2 million, $528.0 million of proceeds from the credit facility, and $150.0 million from our issuance of senior notes. These were partially offset by the $545.0 million payoff of our revolving credit facility and $44.2 million of dividends paid.

Non-GAAP Financial Measures

Funds From Operations (FFO) and Normalized FFO per Common Share and OP Unit

We believe that information regarding FFO is helpful to shareholders and potential investors because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP) before noncontrolling interests of holders of OP units, excluding preferred distributions, gains (or losses) on sales of depreciable operating property, impairment write-downs on depreciable assets, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs). Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with NAREIT definition or that interpret the NAREIT definition differently than we do. The GAAP measure that we believe to be most directly comparable to FFO, net income, includes depreciation and amortization expenses, gains or losses on property sales, impairments and noncontrolling interests. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from the operations of our properties. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (determined in accordance with GAAP) as presented in our financial statements. FFO does not represent cash generated from operating activities in accordance with GAAP, should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to make cash distributions to shareholders.

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition-related expenses, acceleration of deferred financing costs, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,184	$3,297	$12,608	$2,849
Earnings per share - diluted	$0.05	$0.04	$0.09	$0.03

Net income	$7,184	$3,297	$12,608	$2,849
Net income attributable to noncontrolling interests - partially owned properties	(60)	(144)	(377)	(176)
Preferred distributions	(437)	(425)	(985)	(491)
Depreciation and amortization expense	19,778	10,351	35,767	18,591
Depreciation and amortization expense - partially owned properties	(157)	(122)	(352)	(222)
Loss on the sale of investment property	—	—	—	15
FFO applicable to common shares and OP Units	$26,308	$12,957	$46,661	$20,566
FFO per common share and OP Unit	$0.19	$0.17	$0.38	$0.29
Net change in fair value of derivative	(27)	(141)	(67)	(154)
Acquisition expenses	3,256	2,575	6,633	8,507
Normalized FFO applicable to common shares and OP Units	$29,537	$15,391	$53,227	$28,919
Normalized FFO per common share and OP Unit	$0.22	$0.21	$0.44	$0.40

Weighted average number of common shares and OP Units outstanding	135,944,722	74,267,283	121,575,247	71,862,249

Normalized Funds Available for Distribution (FAD)

The Company defines Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash compensation expense, straight-line rent adjustments, amortization of acquired above or below market leases and assumed debt, amortization of deferred financing costs, amortization of lease inducements, and recurring capital expenditures related to tenant improvements and leasing commissions, and includes cash payments from seller master leases and rent abatement payments. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although the Company’s computation of Normalized FAD may not be comparable to that of other REITs, the Company believes Normalized FAD provides a meaningful supplemental measure of its performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of the Company’s financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from Normalized FFO to Normalized FAD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,184	$3,297	$12,608	$2,849
Normalized FFO applicable to common shares and OP Units	$29,537	$15,391	$53,227	$28,919

Normalized FFO applicable to common shares and OP Units	$29,537	$15,391	$53,227	$28,919
Non-cash share compensation expense	1,156	903	1,971	1,606
Straight-line rent adjustments	(4,019)	(1,877)	(7,204)	(3,889)
Amortization of acquired above/below market leases/assumed debt	767	385	1,512	607
Amortization of lease inducements	201	138	359	257
Amortization of deferred financing costs	499	301	947	594
TI/LC and recurring capital expenditures	(1,423)	(787)	(3,301)	(1,815)
Seller master lease and rent abatement payments	253	270	523	781
Normalized FAD applicable to common shares and OP Units	$26,971	$14,724	$48,034	$27,060

Net Operating Income (NOI), Cash NOI, and Same-Store Cash NOI

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

Same-Store Cash NOI is Cash NOI for the same-store portfolio which consists of properties held for the entire preceding reporting period and not currently slated for disposition. We do not measure Same-Store Cash NOI on a year-to-date basis.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI and Same-Store Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,184	$3,297	12,608	2,849
General and administrative	4,926	3,989	9,047	7,341
Acquisition expenses	3,256	2,575	6,633	8,507
Depreciation and amortization	19,799	10,351	35,809	18,591
Interest expense	4,279	2,193	8,476	3,903
Net change in the fair value of derivative	(27)	(141)	(67)	(154)
Loss on the sale of investment property	—	—	—	15
NOI	$39,417	$22,264	$72,506	$41,052

NOI	$39,417	$22,264	$72,506	$41,052
Straight-line rent adjustments	(4,019)	(1,877)	(7,204)	(3,889)
Amortization of acquired above/below market leases	826	385	1,571	607
Amortization of lease inducements	201	138	359	257
Seller master lease and rent abatement payments	253	270	523	781
Cash NOI	$36,678	$21,180	$67,755	$38,808

Cash NOI	$36,678	$21,180
Non-Same-Store Cash NOI	17,364	2,182
Same-Store Cash NOI	$19,314	$18,998

Same-Store Cash NOI increased $0.3 million to $19.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily the result of a $0.2 million increase in rental revenue from rent escalations and a $0.1 million decrease in operating expenses.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,184	$3,297	$12,608	$2,849
Depreciation and amortization	19,799	10,351	35,809	18,591
Interest expense	4,279	2,193	8,476	3,903
Net change in fair value of derivative	(27)	(141)	(67)	(154)
EBITDA	$31,235	$15,700	$56,826	$25,189
Acquisition expenses	3,256	2,575	6,633	8,507
Non-cash share compensation expense	1,156	903	1,971	1,606
Adjusted EBITDA	$35,647	$19,178	$65,430	$35,302

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

As of June 30, 2016, we had a total of $37.9 million of cash and cash equivalents and $472.0 million of near-term availability on our unsecured revolving credit facility. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

On June 10, 2016, the Operating Partnership, as borrower, and we entered into an amended and restated Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., BMO Capital Markets, and Citizens Bank N.A., as joint lead arrangers and co-book runners, BMO Capital Markets and Citizens Bank N.A., as co-syndication agents, and the lenders party thereto (the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $750 million to $850 million. The Credit Agreement contains a 7-year term loan feature allowing us to borrow in a single drawing before July 11, 2016 up to $250 million, increasing the borrowing capacity to an aggregate $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion.

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2016, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of June 30, 2016, we were in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by us and the Operating Partnership and imposes customary covenants on us and the Operating Partnership. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

The Credit Agreement provides for revolving credit and term loans to the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon our investment grade rating as follows:

Credit Rating	Margin for Revolving Loans: Adjusted LIBOR Rate Loans and Letter of Credit Fee	Margin for Revolving Loans: Base Rate Loans	Margin for Term Loans: Adjusted LIBOR Rate Loans and Letter of Credit Fee	Margin for Term Loans: Base Rate Loans
At Least A- or A3	LIBOR + 0.85%	—%	LIBOR + 1.40%	0.40%
At Least BBB+ or BAA1	LIBOR + 0.90%	—%	LIBOR + 1.45%	0.45%
At Least BBB or BAA2	LIBOR + 1.00%	0.10%	LIBOR + 1.55%	0.55%
At Least BBB- or BAA3	LIBOR + 1.20%	0.20%	LIBOR + 1.80%	0.80%
Below BBB- or BAA3	LIBOR + 1.55%	0.60%	LIBOR + 2.25%	1.25%

As of June 30, 2016, there were $378.0 million of borrowings outstanding under our unsecured revolving credit facility and $472.0 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

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

On April 11, 2016, we completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $442.8 million. We contributed the net proceeds of this offering to our Operating Partnership in exchange for 25,875,000 OP Units, and our Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, for funding acquisitions, and to fund a portion of the purchase price for the CHI Acquisition.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no off-balance sheet debt.

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one embedded derivative which is recognized as a liability on the consolidated balance sheets in accrued expenses and other liabilities and is measured at fair value. See Note 9 to our consolidated financial statements included in Item 1 to this report.

The variable rate component of our consolidated indebtedness at June 30, 2016 is LIBOR based. Assuming no increase in the amount of our variable rate debt, if LIBOR were to increase by 100 basis points, interest expense on our variable rate debt at June 30, 2016, would increase by approximately $4.1 million annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt at June 30, 2016, would decrease by approximately $4.1 million annually.

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

Indebtedness

As of June 30, 2016, we had total consolidated indebtedness of approximately $642.3 million. The weighted average interest rate on our consolidated indebtedness was 2.89% (based on the 30-day LIBOR rate as of June 30, 2016, of 0.45%). As of June 30, 2016, we had approximately $411.2 million, or approximately 64%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of June 30, 2016:

(in thousands)	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$378,000	Floating	LIBOR + 1.2%	9/18/2020
Senior Unsecured Notes
Series A	15,000	Fixed	4.03%	1/7/2023
Series B	45,000	Fixed	4.43%	1/7/2026
Series C	45,000	Fixed	4.57%	1/7/2028
Series D	45,000	Fixed	4.74%	1/7/2031
Canton Medical Office Building	6,044	Fixed	5.94%	6/6/2017
Firehouse Square	2,664	Fixed	6.58%	9/6/2017
Hackley Medical Center	5,223	Fixed	5.93%	1/6/2017
MeadowView Professional Center	10,129	Fixed	5.81%	6/6/2017
Mid Coast Hospital Medical Office Building (1)	7,547	Floating	LIBOR + 2.25%	5/16/2018
Remington Medical Commons	4,187	Floating	LIBOR + 2.75%	9/28/2017
Valley West Hospital Medical Office Building	4,711	Fixed	4.83%	12/1/2020
Oklahoma City, OK Medical Office Building	7,384	Fixed	4.71%	1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%	1/23/2019
San Antonio, TX Hospital	8,776	Fixed	5.00%	6/26/2022
Savage Medical Office Building	5,680	Fixed	5.50%	2/1/2022
Plaza HCA MOB	11,742	Fixed	6.13%	8/1/2017
St. Luke's Cornwall MOB	9,500	Floating	LIBOR + 3.25%	3/21/2018
Columbia MOB	12,000	Floating	LIBOR + 3.25%	3/21/2018
Total principal	642,337
Unamortized deferred financing cost	(9,351)
Unamortized fair value adjustment	556
Total	$633,542

(1)	We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

Item 4.                                 Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of June 30, 2016, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Commission on February 29, 2016 (the “Annual Report”), and in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Commission on May 6, 2016 (the “First Quarterly Report”). Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

The following discussion of risk factors contains forward-looking statements. These risk factors and the risk factors described in Part I, Item 1A (Risk Factors) of the Annual Report and in Part II, Item 1A (Risk Factors) of the First Quarterly Report may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with our consolidated and combined financial statements included and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below as well as the risk factors described in Part I, Item 1A (Risk Factors) of the Annual Report and in Part II, Item 1A (Risk Factors) of the First Quarterly Report.

Risks Related to Our Business

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

Additionally, for the quarter ended June 30, 2016, approximately 20.4% of our gross leasable area, and 21.4% of our total annualized base rent was derived from properties located in Texas (comprising 10.3% of gross leasable area and 13.3% of annualized base rent) and Kentucky (comprising 10.1% of gross leasable area and 8.2% of annualized base rent). The Texas properties are concentrated in El Paso and Dallas and the Kentucky properties are concentrated in Louisville and Lexington. As a result of these geographic concentrations, we are particularly exposed to downturns in these local economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in either of these areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

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

As of June 30, 2016, we had approximately $114.3 million of mortgage debt on individual properties and approximately $378.0 million of borrowings outstanding under our unsecured revolving credit facility and $472.0 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. In addition, we issued and sold $150 million aggregate principal amount of senior notes in January 2016. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

As of June 30, 2016, we had approximately $378.0 million of borrowings outstanding under our unsecured revolving credit facility and in January 2016 we issued $150 million of debt, all of which is senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share trading price of our common shares.

On June 10, 2016, the Credit Agreement was amended and restated, which increased the maximum principal amount available under our unsecured revolving credit facility from $750 million to $850 million. The Credit Agreement contains a 7-year term loan feature allowing us to borrow in a single drawing before July 11, 2016 up to $250 million, increasing the borrowing capacity to an aggregate $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion.

As of June 30, 2016, there were approximately $378.0 million of borrowings outstanding under our unsecured revolving credit facility and $472.0 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. Further, we issued and sold $150 million aggregate principal amount of senior notes in January 2016. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares would have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share trading price of our common shares and dilute their interest in us.

Risks Related to the CHI Acquisition

If we are unable to successfully integrate the operations of the properties acquired in the CHI Acquisition, our business, prospects, financial condition and results of operations may be negatively affected.

As of June 30, 2016, we have completed the acquisition of 46 of the properties in the CHI Portfolio representing 2,816,986 net leasable square feet located in 8 states. The integration of these properties into our real estate portfolio will require considerable time and attention of our management, and we may not be able to achieve the anticipated benefits of the CHI Acquisition. The CHI Acquisition poses risks associated with acquisition activities including, without limitation, the following:

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

If CHI’s business, financial position or results of operations suffer or are adversely affected, it could have a material adverse effect on our business, financial position or results of operations.

As of June 30, 2016, we have completed the acquisition of 46 properties in the CHI Portfolio representing 2,816,986 net leasable square feet located in 8 states. Although CHI is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to the master lease agreement, which was entered into in connection with the closing of the closing of the transactions. Given this control, if CHI's business, financial position or results of operations suffer or are adversely affected, it could adversely affect CHI's ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CHI-affiliated tenants' ability to pay rent to us.  Additionally, if CHI's business, financial position or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from the CHI-affiliated tenants and could cause our stock price to decline.  Moreover, there can be no assurance that CHI’s subsidiaries and affiliates will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of CHI’s subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CHI’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if CHI were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially adversely affected.

Failure by CHI’s subsidiaries and affiliates to comply with the terms of their lease agreements or to comply with the healthcare regulations to which the leased properties and CHI’s operations are subject could require us to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by CHI’s subsidiaries and affiliates. In such event, we may be unable to locate suitable replacement lessees willing to pay similar rental rates or at all, which would have the effect of reducing our rental revenues and could materially adversely affect our business, financial position or results of operations.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended June 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	68,236	(1)	$18.33	N/A	N/A
May 1, 2016 - May 31, 2016	—		—	N/A	N/A
June 1, 2016 - June 30, 2016	773	(2)	20.26	N/A	N/A
Total	69,009		$18.35	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Company.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase common shares of the Company to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.		Description
10.1	(1)	Purchase and Sale Agreement (Building Sale / Ground Lease Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.
10.2	(1)	Purchase and Sale Agreement (Fee Simple Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.
10.3	(2)	Employment Agreement dated as of May 5, 2016, between the Company and Jeffrey N. Theiler.**
10.4	(2)	Employment Agreement dated as of May 5, 2016, between the Company and John W. Lucey.**
10.5	(2)	Employment Agreement dated as of May 5, 2016, between the Company and Mark D. Theine.**
10.6	(2)	Employment Agreement dated as of May 5, 2016, between the Company and Deeni Del Mar Taylor.**
10.7	(2)	Employment Agreement dated as of May 5, 2016, between the Company and Bradley D. Page.**
10.8	(3)
Amended and Restated Credit Agreement, dated June 10, 2016, among Physicians Realty L.P., Physicians Realty Trust, KeyBank National Association, KeyBanc Capital Markets Inc., BMO Capital Markets, Citizens Bank, N.A., and the lenders party thereto

31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101.INS		XBRL Instance Document (+)
101.SCH		XBRL Extension Schema Document (+)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (+)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (+)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (+)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (+)
** Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 (File No. 001-36007).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2016 (File No. 001-36007).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 001-36007).

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

PHYSICIANS REALTY TRUST

Date: August 4, 2016	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2016	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)