Form 10-Q
period 2016-09-30
Physicians Realty Trust
filed 2016-11-03
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of the Registrant’s common shares outstanding as of October 28, 2016 was 135,569,612.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, expectations or intentions.

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentrations in Texas and Kentucky cause us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•	our failure to successfully develop, integrate, and operate acquired properties and operations, including our ability to integrate the properties in the CHI Portfolio (as defined herein);

•	any adverse effects to Catholic Health Initiative’s business, financial position or results of operations that impact the ability of affiliates of Catholic Health Initiative to pay us rent;

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	higher market interest rates;

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”), and Part II, Item 1A (Risk Factors) of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016.

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

PART I.                         Financial Information
Item 1.                                 Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$172,685	$130,788
Building and improvements	2,220,448	1,284,863
Tenant improvements	12,627	9,243
Acquired lease intangibles	282,798	205,168
	2,688,558	1,630,062
Accumulated depreciation	(153,815)	(91,250)
Net real estate property	2,534,743	1,538,812
Real estate loans receivable	43,817	39,349
Investment in unconsolidated entity	1,326	1,322
Net real estate investments	2,579,886	1,579,483
Cash and cash equivalents	8,396	3,143
Tenant receivables, net	9,551	2,977
Other assets	72,814	53,283
Total assets	$2,670,647	$1,638,886
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$448,321	$389,375
Notes payable	224,339	—
Mortgage debt	113,736	94,240
Accounts payable	2,222	644
Dividends and distributions payable	31,755	20,783
Accrued expenses and other liabilities	46,574	24,473
Acquired lease intangibles, net	9,399	5,950
Total liabilities	876,346	535,465

Redeemable noncontrolling interest - Operating Partnership and partially owned properties	25,891	26,960

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 134,620,300 and 86,864,063 common shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,349	872
Additional paid-in capital	1,893,745	1,129,284
Accumulated deficit	(174,227)	(109,024)
Accumulated other comprehensive income	652	—
Total shareholders’ equity	1,721,519	1,021,132
Noncontrolling interests:
Operating Partnership	46,138	45,451
Partially owned properties	753	9,878
Total noncontrolling interests	46,891	55,329
Total equity	1,768,410	1,076,461
Total liabilities and equity	$2,670,647	$1,638,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$53,327	$28,145	$130,378	$72,111
Expense recoveries	14,361	5,821	31,816	14,265
Interest income on real estate loans and other	2,322	904	5,166	2,661
Total revenues	70,010	34,870	167,360	89,037
Expenses:
Interest expense	7,300	3,341	15,776	7,244
General and administrative	4,917	4,018	13,964	11,359
Operating expenses	19,159	7,966	43,994	20,979
Depreciation and amortization	23,969	12,476	59,778	31,067
Acquisition expenses	4,398	3,257	11,031	11,764
Total expenses	59,743	31,058	144,543	82,413
Income before equity in income of unconsolidated entity and gain on sale of investment property:	10,267	3,812	22,817	6,624
Equity in income of unconsolidated entity	27	26	85	78
Gain on sale of investment property	—	145	—	130
Net income	10,294	3,983	22,902	6,832
Net income attributable to noncontrolling interests:
Operating Partnership	(255)	(200)	(629)	(333)
Partially owned properties	(176)	(79)	(553)	(255)
Net income attributable to controlling interest	9,863	3,704	21,720	6,244
Preferred distributions	(436)	(300)	(1,421)	(791)
Net income attributable to common shareholders	$9,427	$3,404	$20,299	$5,453
Net income per share:
Basic	$0.07	$0.05	$0.17	$0.08
Diluted	$0.07	$0.05	$0.16	$0.08
Weighted average common shares:
Basic	134,608,396	71,034,747	122,973,862	69,040,121
Diluted	138,880,787	75,104,821	127,395,989	73,040,846

Dividends and distributions declared per common share and OP Unit	$0.225	$0.225	$0.675	$0.675

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$10,294	$3,983	$22,902	$6,832
Other comprehensive income:
Change in fair value of interest rate swap agreements	652	—	652	—
Total other comprehensive income	652	—	652	—
Comprehensive income	10,946	3,983	23,554	6,832
Comprehensive income attributable to noncontrolling interests	(17)	—	(17)	—
Comprehensive income attributable to common shareholders	$10,929	$3,983	$23,537	$6,832

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$872	$1,129,284	$(109,024)	$—	$1,021,132	$45,451	$9,878	$55,329	$1,076,461
Net proceeds from sale of common shares	472	763,820	—	—	764,292	—	—	—	764,292
Restricted share award grants, net	1	3,496	(294)	—	3,203	—	—	—	3,203
Purchase of OP Units	—	—	—	—	—	(2,999)	—	(2,999)	(2,999)
Conversion of OP Units	4	8,094	—	—	8,098	(8,098)	—	(8,098)	—
Dividends/distributions declared	—	—	(85,208)	—	(85,208)	(2,394)	—	(2,394)	(87,602)
Preferred distributions	—	—	(1,421)	—	(1,421)	—	—	—	(1,421)
Issuance of OP Units in connection with acquisition	—	(3,900)	—	—	(3,900)	6,869	(100)	6,769	2,869
Contributions	—	—	—	—	—	—	50	50	50
Distributions	—	—	—	—	—	—	(450)	(450)	(450)
Change in market value of Redeemable Noncontrolling Interests in Operating Partnership	—	(422)	—	—	(422)	—	—	—	(422)
Reclassification of Noncontrolling Interest - partially owned properties	—	—	—	—	—	—	(8,514)	(8,514)	(8,514)
Buyout of Noncontrolling Interests - partially owned properties	—	53	—	—	53	—	(664)	(664)	(611)
Change in fair value of interest rate cap agreements	—	—	—	652	652	—	—	—	652
Net income	—	—	21,720	—	21,720	629	553	1,182	22,902
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(6,680)	—	—	(6,680)	6,680	—	6,680	—
Balance at September 30, 2016	$1,349	$1,893,745	$(174,227)	$652	$1,721,519	$46,138	$753	$46,891	$1,768,410

The accompanying notes are an integral part of this consolidated financial statement.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$22,902	$6,832
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	59,778	31,067
Amortization of deferred financing costs	1,796	953
Amortization of lease inducements and above/below market lease intangibles	2,994	1,559
Straight-line rental revenue/expense	(12,156)	(6,262)
Amortization of above market assumed debt	(177)	(114)
Loss on sale of investment property	—	(130)
Equity in income of unconsolidated entity	(85)	(78)
Distribution from unconsolidated entity	82	79
Change in fair value of derivative	(67)	(116)
Provision for bad debts	152	26
Non-cash share compensation	3,497	2,929
Write-off of contingent consideration	(840)	—
Tenant receivables	(7,543)	(2,448)
Other assets	(6,320)	(1,268)
Accounts payable	1,578	693
Accrued expenses and other liabilities	23,832	7,929
Net cash provided by operating activities	89,423	41,651
Cash Flows from Investing Activities:
Proceeds on sales of investment property	—	3,039
Acquisition of investment properties, net	(1,044,601)	(629,888)
Capital expenditures on existing investment properties	(8,665)	(3,974)
Real estate loans receivable	(8,153)	(12,404)
Repayment of note receivable	4,118	—
Note receivable	—	(4,123)
Repayment of real estate loan receivable	4,500	—
Leasing commissions	(707)	(278)
Lease inducements	(4,870)	(2,478)
Net cash used in investing activities	(1,058,378)	(650,106)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	764,292	318,170
Proceeds from credit facility borrowings	921,000	473,000
Payment on credit facility borrowings	(860,000)	(138,000)
Proceeds from issuance of mortgage debt	21,500	—
Proceeds from issuance of senior unsecured notes	225,000	—
Principal payments on mortgage debt	(1,646)	(1,486)
Debt issuance costs	(4,693)	(3,029)
Dividends paid - shareholders	(74,515)	(47,665)
Distributions to noncontrolling interest - Operating Partnership	(2,410)	(2,374)
Preferred distributions paid - OP Unit holder	(1,115)	(360)
Distributions to noncontrolling interest - partially owned properties	(450)	(158)
Purchase of Series A Preferred Units	(9,756)	—
Purchase of OP Units	(2,999)	(253)
Common shares repurchased and retired	—	(595)
Net cash provided by financing activities	974,208	597,250
Net increase (decrease) in cash and cash equivalents	5,253	(11,205)
Cash and cash equivalents, beginning of period	3,143	15,923
Cash and cash equivalents, end of period	$8,396	$4,718
Supplemental disclosure of cash flow information - interest paid during the period	$6,971	$6,010
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$652	$—
Supplemental disclosure of noncash activity - assumed debt	$—	$18,690
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$6,769	$20,677
Supplemental disclosure of noncash activity - contingent consideration	$156	$550

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2016, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission” or the “SEC”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300 million, through the Agents. The offering of the common shares from time to time were registered pursuant to the Trust’s Registration Statement on Form S-3ASR (File No. 333-205034), which became automatically effective upon filing with the Commission on June 17, 2015, as amended by Post-Effective Amendment No. 1 to the Registration Statement on Form S-3ASR, filed by the Trust with the Commission on January 19, 2016. In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales also may be made in negotiated transactions or any other method permitted by law. During the quarterly period ended September 30, 2016, the Trust did not issue and sell any common shares pursuant to any of the Sales Agreements.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2016 and 2015 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

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

No acquisitions were funded through the issuance of OP units during the three months ended September 30, 2016.

Noncontrolling interests in the Trust represent OP Units held by the Predecessor’s prior investors and other investors. As of September 30, 2016, the Trust held a 97.4% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operation of the Operating Partnership.

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

Dividends and Distributions

On September 26, 2016, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2016. The distribution was paid on October 18, 2016 to common shareholders and OP Unit holders of record as of the close of business on October 6, 2016.

Tax Status of Dividends and Distributions

Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes generally are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain.

Any cash distributions received by an OP Unit holder in respect of its OP Units generally will not be taxable to such OP Unit holder for U.S. federal income tax purposes, to the extent that such distribution does not exceed the OP Unit holder’s basis in its OP Units. Any such distribution will instead reduce the OP Unit holder’s basis in its OP Units (and OP Unit holders will be subject to tax on the taxable income allocated to them by the Operating Partnership in respect of their OP Units when such income is earned by the Operating Partnership, with such income allocation increasing the OP Unit holders’ basis in their OP Units).

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

The Trust did not record impairment charges in the three and nine month periods ended September 30, 2016 and 2015.

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

Real Estate Loans Receivable

Real estate loans receivable consists of eight mezzanine loans and two term loans. Each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the term loans are secured by equity interests in two medical office building developments. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Trust’s consolidated statements of income.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $27.9 million and $15.6 million as of September 30, 2016 and December 31, 2015, respectively. If the Trust determines that collectability of straight-line rents is not reasonably assured, the Trust limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

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

Derivative Instruments

When the Trust has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, changes in the Trust’s derivative instruments’ fair value are recognized currently in earnings. Changes in the fair market values of the Trust’s derivative instruments are recorded in the consolidated statements of income if the derivative instruments do not qualify for, or the Trust does not elect to apply for, hedge accounting. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the consolidated statement of equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Trust uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2016, the Trust had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the nine months ended September 30, 2016, there was no hedge ineffectiveness. The Trust expects no hedge ineffectiveness in the next 12 months.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the previously reported consolidated balance sheets or consolidated statements of income.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 requires entities to evaluate whether they should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE") or voting interest entities. The Trust adopted ASU 2015-02 on January 1, 2016. Based on the Trust’s review and subsequent analysis of the structure of the Trust’s legal entities, the Trust has concluded that the Operating Partnership is a VIE because the limited partners of the Operating Partnership do not have substantive kick-out or participating rights. The Trust is the general partner and controlling owner of approximately 97.4% of the Operating Partnership and will continue to consolidate the Operating Partnership under this new guidance. With respect to the Trust’s investment in unconsolidated joint ventures, the new consolidation standard did not have an impact on previous consolidation conclusions.

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

Note 3. Acquisitions and Dispositions

During the nine months ended September 30, 2016, the Trust completed acquisitions of 84 operating healthcare properties (including the CHI Portfolio), 1 land parcel, and 2 condominium units located in 22 states for an aggregate purchase price of approximately $1.05 billion. In addition, the Trust completed $8.2 million of loan transactions, $1.0 million of redeemable noncontrolling interest buyouts, and $0.6 million of equity buyouts, resulting in total investment activity of approximately $1.06 billion.

This aggregate purchase price does not include near-term capital expenditure commitments of $12.9 million and committed tenant improvement allowances of $8.9 million related to the Company’s acquisition of the CHI Portfolio.

Investment activity for the three months ended September 30, 2016 is summarized below:

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Prairie Care MOB	(2)		Maplewood, MN	July 6, 2016	$4,886
RE Loan - El Paso			El Paso, TX	July 7, 2016	1,300
Springwoods MOB	(2)	(4)	Spring, TX	July 21, 2016	19,925
Equity Buyout - Foundation	(5)		TX / OK	July 26, 2016	611
Mezzanine Loan - Hazelwood			Minnetonka, MN	July 29, 2016	3,375
Jackson, Tennessee Land	(3)		Jackson, TN	August 2, 2016	1,000
Unity Portfolio (4 MOBs)	(2)		Lafayette, IN	August 8, 2016	28,752
Medical Village at Maitland	(2)		Orlando, FL	August 23, 2016	23,211
Tri-State Orthopaedics MOB	(2)		Evansville, IN	August 30, 2016	22,000
Noncontrolling Interest Buyout - Great Falls Clinic	(6)		Great Falls, MT	September 30, 2016	1,015
Maury Regional Healthcare MOB	(2)	(7)	Spring Hill, TN	September 30, 2016	18,500
Spring Ridge Medical Center	(2)		Wyomissing, PA	September 30, 2016	6,100
Doctors Community Hospital MOB	(2)		Lanham, MD	September 30, 2016	26,750
Gig Harbor Medical Pavilion	(3)	(4)	Gig Harbor, WA	September 30, 2016	4,766
Midlands One Professional Center	(2)	(4)	Papillion, NE	September 30, 2016	14,856
					$177,047

(1)	“MOB” means medical office building.

(2)	The Trust accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $4.4 million.

(3)	The Trust accounted for these acquisitions as asset acquisitions and capitalized total acquisition costs of $0.1 million.

(4)	These properties are part of the CHI Portfolio.

(5)	The Trust acquired the previously outstanding 1% noncontrolling interest retained by the predecessor owner on three properties in El Paso, Texas and Oklahoma City, Oklahoma.

(6)	The Trust acquired an additional 3% interest in the Trust’s Great Falls Clinic joint venture from the predecessor owner, increasing the Trust’s total interest to 77.3%.

(7)	The Trust acquired 99.7% of the ownership interest in this property, the remainder of which was retained by the seller.

 For the three months ended September 30, 2016, the Trust recorded revenues and net income from its 2016 acquisitions of $25.5 million and $2.3 million, respectively. For the nine months ended September 30, 2016, the Trust recorded revenues and net income from its 2016 acquisitions of $37.7 million and $5.3 million, respectively.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Trust determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$9,240	$19,565	$11,968	$40,773
Building and improvements	168,570	623,247	139,732	931,549
In-place lease intangible	19,158	12,911	13,132	45,201
Above market in-place lease intangible	2,407	1,265	3,037	6,709
Below market in-place lease intangible	(469)	(2,920)	(650)	(4,039)
Above market in-place ground lease	(218)	(348)	(78)	(644)
Below market in-place ground lease	2,057	20,953	3,367	26,377
Lease inducement	1,284	3,586	—	4,870
Contingent consideration	—	(156)	—	(156)
Receivables	—	104	—	104
Issuance of OP Units	(2,869)	—	—	(2,869)
Noncontrolling interest	—	—	(50)	(50)
Net assets acquired	$199,160	$678,207	$170,458	$1,047,825

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

Unaudited Pro Forma Financial Information

The following table illustrates the effect on net income and earnings per share - basic and diluted as if the Trust had acquired the above acquisitions as of January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$72,609	$38,643	$219,433	$178,785
Net income	11,099	7,078	35,565	24,840
Net income available to common shareholders	10,638	6,845	34,079	23,679
Earnings per share - basic	$0.08	$0.05	$0.28	$0.19
Earnings per share - diluted	$0.08	$0.05	$0.27	$0.19
Weighted average number of shares outstanding - basic	134,608,396	134,608,396	122,973,862	122,973,862
Weighted average number of shares outstanding - diluted	138,880,787	138,880,787	127,395,989	127,395,989

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$208,929	$(46,557)	$162,372	$163,728	$(26,702)	$137,026
Above market leases	32,840	(5,840)	27,000	26,787	(3,174)	23,613
Leasehold interest	712	(109)	603	712	(64)	648
Below market ground leases	40,317	(367)	39,950	13,941	(68)	13,873
Total	$282,798	$(52,873)	$229,925	$205,168	$(30,008)	$175,160
Liabilities
Below market lease	$9,914	$(1,823)	$8,091	$6,068	$(799)	$5,269
Above market ground leases	1,345	(37)	1,308	701	(20)	681
Total	$11,259	$(1,860)	$9,399	$6,769	$(819)	$5,950

The following is a summary of the acquired lease intangible amortization for the three and nine month periods ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense related to in-place leases	$7,420	$4,253	$19,855	$10,124
Decrease of rental income related to above-market leases	1,276	742	3,322	1,671
Decrease of rental income related to leasehold interest	15	15	45	44
Increase of rental income related to below-market leases	670	167	1,218	431
Decrease of operating expense related to above market ground leases	8	4	17	12
Increase in operating expense related to below market ground leases	158	32	299	37

For the three and nine months ended September 30, 2016, the Trust wrote-off above market lease intangible assets of approximately $0.7 million with accumulated amortization of approximately $0.5 million, and below market lease intangible liabilities of approximately $0.2 million with accumulated accretion of approximately $0.1 million, for a net recognition of approximately $41,000 loss in rental income from intangible amortization.

Future aggregate net amortization of the acquired lease intangibles as of September 30, 2016, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2016	$(554)	$7,721
2017	(1,933)	28,761
2018	(2,023)	24,383
2019	(2,145)	20,018
2020	(2,232)	17,640
Thereafter	(10,625)	102,491
Total	$(19,512)	$201,014

As of September 30, 2016, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 18 and 11 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Straight line rent receivable	$27,875	$15,584
Lease inducements, net	9,409	4,970
Escrows	4,733	4,788
Earnest deposits	812	343
Notes receivable	16,618	20,620
Leasing commissions, net	1,601	1,052
Prepaid expenses	8,781	4,181
Other	2,985	1,745
Total	$72,814	$53,283

Note 6. Debt

The following is a summary of debt as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
Fixed interest mortgage notes	$80,646	(1)	$89,664	(2)
Variable interest mortgage note	33,134	(3)	4,262	(4)
Total mortgage debt	113,780		93,926
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	206,000		395,000
$250 million unsecured term borrowing bearing fixed interest of 2.87%, due June 2023	250,000	(5)	—
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		—
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		—
Total principal	794,780		488,926
Unamortized deferred financing cost	(8,882)		(5,985)
Unamortized fair value adjustment	498		674
Total debt	$786,396		$483,615

(1)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.45%, and due in 2017, 2019, 2020, 2021, and 2022 collateralized by 10 properties with a net book value of $133.4 million.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.40%, and due in 2016, 2017, 2019, 2020, 2021, and 2022 collateralized by 11 properties with a net book value of $145.0 million.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 3.49% and due in 2017 and 2018, collateralized by four properties with a net book value of $46.1 million.

(4)	Variable interest mortgage note bearing variable interest of LIBOR plus 2.75% and due in 2017, collateralized by one property with a net book value of $5.9 million.

(5)
The Trust’s borrowings under the term loan feature of the Credit Agreement bear interest at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.80%. The Trust has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

On June 10, 2016, the Operating Partnership, as borrower, and the Trust entered into an amended and restated Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., BMO Capital Markets, and Citizens Bank N.A., as joint lead arrangers and co-book runners, BMO Capital Markets and Citizens Bank N.A., as co-syndication agents, and the lenders party thereto (the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $750 million to $850 million. The Credit Agreement contains a term loan feature allowing the Operating Partnership to borrow in a single drawing up to $250 million, increasing the borrowing capacity to an aggregate $1.1 billion.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.80%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the revolving credit facility of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR plus 1.20%. In addition, the Credit Agreement includes a facility fee equal to 0.25% per annum, which is determined by the Trust’s investment grade rating under the Credit Agreement.

The Credit Agreement includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of September 30, 2016, the Trust was in compliance with all financial covenants.

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

As of September 30, 2016, there were $206.0 million of borrowings outstanding under the unsecured revolving credit facility and $643.9 million available for the Trust to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. As of September 30, 2016 the Trust had $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement.

On January 7, 2016, the Operating Partnership issued and sold $150.0 million aggregate principal amount of senior notes, comprised of (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, and (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031. On August 11, 2016, the note agreement for these notes was amended to make certain changes to its terms, including certain changes to affirmative covenants, negative covenants and definitions contained therein.

On August 11, 2016, the Operating Partnership issued and sold $75.0 million aggregate principal amount of senior notes, comprised of (i) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (ii) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, and (iii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027.

Certain properties have mortgage debt that contain financial covenants. As of September 30, 2016, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of September 30, 2016, are as follows (in thousands):

2016	$590
2017	40,962
2018	29,973
2019	20,081
2020	211,523
Thereafter	491,651
Total Payments	$794,780

As of September 30, 2016, the Trust had total consolidated indebtedness of approximately $794.8 million. The weighted average interest rate on consolidated indebtedness was 3.30% (based on the 30-day LIBOR rate as of September 30, 2016, of 0.53%).

For the three month periods ended September 30, 2016 and 2015, the Trust incurred interest expense on its debt of $6.5 million and $3.0 million, respectively. For the nine month periods ended September 30, 2016 and 2015, the Trust incurred interest expense on its debt of $14.0 million and $6.3 million, respectively.

Note 7. Derivatives

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Trust has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sales exception.

When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Trust’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Trust does not elect to apply for, hedge accounting. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the consolidated statement of equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Trust uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Trust making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2016, the Trust had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the nine months ended September 30, 2016, there was no hedge ineffectiveness. The Trust expects no hedge ineffectiveness in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Trust’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.87%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at September 30, 2016 (included in Other assets)		$652
Asset balance at December 31, 2015 (included in Other assets)		$—

(1)	1.07% effective swap rate plus 1.80% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Prepaid rent	$8,940	$2,778
Real estate taxes payable	8,560	2,349
Embedded derivative	6,192	8,149
Security deposits	4,355	4,038
Tenant improvement allowance	4,349	1,184
Contingent consideration	1,235	2,559
Accrued interest	2,363	22
Accrued incentive compensation	3,856	900
Accrued expenses and other	6,724	2,494
Total	$46,574	$24,473

Note 9. Stock-based Compensation

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

Restricted Common Shares:

The Committee has broad discretion in administering the terms of the 2013 Plan. Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the nine month period ended September 30, 2016, the Trust granted a total of 155,306 restricted common shares with a total value of $2.8 million to its officers and certain of its employees, which have a one-year vesting period for officer award-recipients and a three-year vesting period for employee award-recipients.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2016 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	311,839	$14.17
Granted	155,306	17.96
Vested	(157,878)	14.09
Forfeited	(326)	15.36
Non-vested at September 30, 2016	308,941	$16.11

For all service awards, the Trust records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ended September 30, 2016 and 2015, the Trust recognized non-cash share compensation of $0.9 million and $0.7 million, respectively. For the nine month periods ended September 30, 2016 and 2015, the Trust recognized non-cash share compensation of $2.8 million and $2.2 million, respectively. Unrecognized compensation expense at September 30, 2016 was $2.1 million. The Trust’s compensation expense recorded in connection with grants of restricted common shares reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2016:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	171,886	$18.48
Granted	141,337	24.08
Vested	(20,481)	15.87
Non-vested at September 30, 2016	292,742	$21.37

For the three month periods ended September 30, 2016 and 2015, the Trust recognized non-cash share unit compensation expense of $0.6 million and $0.3 million, respectively. For the nine month periods ended September 30, 2016 and 2015, the Trust recognized non-cash share unit compensation expense of $1.5 million and $0.8 million, respectively. Unrecognized compensation expense at September 30, 2016 was $3.4 million.

Note 10. Fair Value Measurements

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

The Trust has six derivative instruments at September 30, 2016, consisting of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Trust’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

Neither the embedded derivative nor the interest rate swaps are traded on an exchange. The Trust’s derivative assets and liabilities are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Trust measures its derivatives at fair value on a recurring basis. The fair values are based on Level 2 inputs described above. The Trust considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivatives.

The Trust also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of September 30, 2016.

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

The following table presents the fair value of the Trust’s financial instruments (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$43,817	$43,817	$39,349	$39,349
Notes receivable	$16,618	$16,618	$20,620	$20,620
Derivative assets	$652	$652	$—	$—
Liabilities:
Credit facility	$(456,000)	$(456,000)	$(395,000)	$(395,000)
Notes payable	$(225,000)	$(232,154)	$—	$—
Mortgage debt	$(114,278)	$(116,413)	$(94,600)	$(95,275)
Derivative liabilities	$(6,192)	$(6,192)	$(8,216)	$(8,216)

Note 11. Tenant Operating Leases

The Trust is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2016 through 2045. As of September 30, 2016, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2016	$50,511
2017	200,692
2018	195,623
2019	190,533
2020	186,085
Thereafter	1,238,856
Total	$2,062,300

Note 12. Rent Expense

The Trust leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which fifty-six of its properties are located from third party land owners pursuant to separate leases. In addition, the Trust leases three individual office spaces. The leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 89 years remaining, excluding extension options. As of September 30, 2016, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases were as follows (in thousands):

2016	$560
2017	2,259
2018	2,314
2019	2,334
2020	2,337
Thereafter	61,738
Total	$71,542

Rent expense for the parking, air, and ground leases of $0.5 million and $0.4 million for the three month periods ended September 30, 2016 and 2015, respectively, and $1.3 million and $1.2 million for the nine month periods ended September 30, 2016 and 2015, respectively, are reported in operating expenses in the consolidated statements of income.

Note 13. Credit Concentration

The Trust uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended September 30, 2016 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of September 30, 2016 (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - KentuckyOne Health	$12,805	6.31%
CHI - Nebraska	9,275	4.57%
CHI - Franciscan (Seattle-Tacoma)	5,420	2.67%
CHI - St. Alexius (North Dakota)	5,278	2.60%
Great Falls Hospital	5,145	2.53%
Remaining portfolio	165,144	81.32%
Total	203,067	100.00%

Annualized base rent collected from the Company’s top five tenant relationships comprises 18.68% of its total annualized base rent for the period ending September 30, 2016. Total annualized base rent from CHI affiliated tenants totals 18.89%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of September 30, 2016 (in thousands):

State	Total ABR	Percent of ABR
Texas	$24,763	12.19%
Kentucky	15,555	7.66%
Indiana	12,813	6.31%
Arizona	12,444	6.13%
Washington	12,193	6.00%
Other	125,299	61.71%
Total	203,067	100.00%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for earnings per share - basic:
Net income	$10,294	$3,983	$22,902	$6,832
Net income attributable to noncontrolling interests:
Operating Partnership	(255)	(200)	(629)	(333)
Partially owned properties	(176)	(79)	(553)	(255)
Preferred distributions	(436)	(300)	(1,421)	(791)
Numerator for earnings per share - basic	$9,427	$3,404	$20,299	$5,453
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$9,427	$3,404	$20,299	$5,453
Operating Partnership net income	255	200	629	333
Numerator for earnings per share - diluted	$9,682	$3,604	$20,928	$5,786
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	134,608,396	71,034,747	122,973,862	69,040,121
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	3,618,988	3,829,930	3,778,014	3,676,395
Restricted common shares	208,892	123,343	203,020	194,640
Restricted share units	444,511	116,801	441,093	129,690
Denominator for earnings per share - diluted common shares:	138,880,787	75,104,821	127,395,989	73,040,846
Earnings per share - basic	$0.07	$0.05	$0.17	$0.08
Earnings per share - diluted	$0.07	$0.05	$0.16	$0.08

Note 15. Subsequent Events

Since September 30, 2016, the Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Northwest Michigan Surgery Center	(1)	Traverse City, MI	October 28, 2016	$29,448
United Surgical Partners J.V.	(2)	Scottsdale, AZ	October 31, 2016	903
				$30,351

(1)	The Trust’s acquisition of condominium units within the Northwest Michigan Surgery Center was funded through the unregistered issuance of 947,936 common shares of beneficial interest and nominal cash.

(2)	The Trust’s investment in the United Surgical Partners J.V. represents a 43% ownership interest.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item 1A (Risk Factors) of this report, Part I, Item 1A (Risk Factors) of our Annual Report, and Part II, Item 1A (Risk Factors) of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016.

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

As of September 30, 2016, our portfolio consisted of 235 properties located in 29 states with approximately 10,233,656 net leasable square feet, which were approximately 95.7% leased with a weighted average remaining lease term of approximately 8.5 years. As of September 30, 2016, approximately 79.2% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $1.20 billion to $1.30 billion of real estate during 2016, including the approximately $1.06 billion of total investment activity during 2016 through September 30, 2016, subject to favorable capital market conditions.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 86.4% of the annualized base rent payments from our properties as of September 30, 2016 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 10.7% of the annualized base rent payments from our properties as of September 30, 2016 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2016, leases representing 1.0%, 4.0%, and 4.7% of leasable square feet in our portfolio will expire in 2016, 2017, and 2018, respectively.

We have entered into an unsecured credit facility in the maximum principal amount of $1.1 billion and intend to use borrowings under the facility to finance future acquisitions and developments, fund tenant improvements, fund leasing commissions to third parties, fund capital expenditures, provide for working capital, and provide for other general corporate purposes. The unsecured credit facility contains a term loan feature allowing us to borrow in a single drawing up to $250 million, and also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion. As of September 30, 2016, we had approximately $113.8 million of mortgage indebtedness outstanding, secured by first mortgages on certain of our properties, $206.0 million of outstanding borrowings under our unsecured revolving credit facility, $250.0 million of outstanding borrowings under the term loan feature of our unsecured credit facility, and $225.0 million of outstanding notes payable.

On July 7, 2016, our Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.80%. We simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

On April 5, 2016, we and our Operating Partnership entered into a series of purchase and sale agreements with regional health systems controlled by Catholic Health Initiatives to acquire 52 medical office facilities (which we now treat as 53 medical office facilities because we consider a certain condominium property as being separate from a nearby surgical center) (the “CHI Portfolio”) containing 3,159,495 rentable square feet located in 10 states (the “CHI Acquisition”). As of September 30, 2016, we have completed the acquisition of 49 of the properties in the CHI Portfolio representing 3,023,512 net leasable square feet. We elected not to complete the acquisition of 2 of the CHI Portfolio properties and we expect to complete the acquisition of 1 CHI Portfolio facility during the fourth quarter of the 2016 fiscal year and the acquisition of the final CHI Portfolio building by early 2017.

During the quarterly period ended September 30, 2016, we completed acquisitions of 13 operating healthcare properties, located in 9 states with approximately 635,263 net leasable square feet for an aggregate purchase price of approximately $169.7 million.

In addition, we acquired 1 land parcel for $1.0 million, funded loan investments totaling $4.7 million, and completed equity buyouts totaling $1.6 million. Acquisitions are detailed in Note 3 (Acquisitions and Dispositions) to our consolidated financial statements included in Item 1 of this report.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $2.7 billion as of September 30, 2016. As of October 28, 2016, we have 135,569,612 common shares outstanding.

On January 7, 2016, our Operating Partnership issued and sold $150.0 million aggregate principal amount of senior notes, comprised of (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, and (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031. On August 11, 2016, the note agreement for these notes was amended to make certain changes to its terms, including certain changes to affirmative covenants, negative covenants and definitions contained therein. The proceeds of the notes were used to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions.

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

On August 5, 2016, we and our Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc. and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which we may issue and sell, from time to time, our common shares having an aggregate offering price of up to $300 million, through the Agents. The offering of the common shares from time to time were registered pursuant to our Registration Statement on Form S-3ASR (File No. 333-205034), which became automatically effective upon filing with the Commission on June 17, 2015, as amended by Post-Effective Amendment No. 1 to the Registration Statement on Form S-3ASR, filed by us with the Commission on January 19, 2016 (the “Shelf Registration Statement”). In accordance with the Sales Agreements, we may offer and sell our common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With our express written consent, sales also may be made in negotiated transactions or any other method permitted by law. During the quarterly period ended September 30, 2016, we did not issue and sell any common shares pursuant to any of the Sales Agreements.

On August 11, 2016, the Operating Partnership issued and sold $75.0 million aggregate principal amount of senior notes, comprised of (i) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (ii) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, and (iii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027. The proceeds of the notes were used to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions.

On September 26, 2016, we announced that our Board of Trustees authorized and declared a cash distribution of $0.225 per common share for the quarterly period ended September 30, 2016. The distribution was paid on October 18, 2016 to common shareholders and OP Unit holders of record as of the close of business on October 6, 2016.

We are a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2013. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. We are the sole general partner of our Operating Partnership and, as of September 30, 2016, own approximately 97.4% of the OP Units.

Recent Developments

Investment Activity

Since September 30, 2016, we completed acquisitions of 2 condominium units with approximately 55,215 net leasable square feet for an aggregate purchase price of approximately $29.4 million. In addition, the Company entered 1 joint venture, representing an investment of $0.9 million, resulting in total subsequent acquisitions of $30.4 million. Investment activity since September 30, 2016 is summarized below:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Northwest Michigan Surgery Center	(1)	Traverse City, MI	October 28, 2016	$29,448
United Surgical Partners J.V.	(2)	Scottsdale, AZ	October 31, 2016	903
				$30,351

(1)	Our acquisition of condominium units within the Northwest Michigan Surgery Center was funded through the unregistered issuance of 947,936 common shares of beneficial interest and nominal cash.

(2)	Our investment in the United Surgical Partners J.V. represents a 43% ownership interest.

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

Results of Operations

Three Months Ended September 30, 2016 compared to the three months ended September 30, 2015.

The following table summarizes our results of operations for the three months ended September 30, 2016 and the three months ended September 30, 2015 (in thousands):

	2016	2015	Change	%
Revenues:
Rental revenues	$53,327	$28,145	$25,182	89.5%
Expense recoveries	14,361	5,821	8,540	146.7%
Interest income on real estate loans and other	2,322	904	1,418	156.9%
Total revenues	70,010	34,870	35,140	100.8%
Expenses:
Interest expense	7,300	3,341	3,959	118.5%
General and administrative	4,917	4,018	899	22.4%
Operating expenses	19,159	7,966	11,193	140.5%
Depreciation and amortization	23,969	12,476	11,493	92.1%
Acquisition expenses	4,398	3,257	1,141	35.0%
Total expenses	59,743	31,058	28,685	92.4%
Income before equity in income of unconsolidated entity and gain on sale of investment property:	10,267	3,812	6,455	169.3%
Equity in income of unconsolidated entity	27	26	1	3.8%
Gain on sale of investment property	—	145	$(145)	(100.0)%
Net income	$10,294	$3,983	$6,311	158.4%

Revenues

Total revenues increased $35.1 million, or 100.8%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $25.2 million, or 89.5%, from $28.1 million for the three months ended September 30, 2015 to $53.3 million for the three months ended September 30, 2016. The increase in rental revenues primarily resulted from our 2016 and 2015 acquisitions which resulted in additional rental revenue of $19.3 million and $5.9 million, respectively.

Expense recoveries. Expense recoveries increased $8.5 million, or 146.7%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in expense recoveries primarily resulted from our 2016 and 2015 acquisitions which resulted in additional expense recoveries of $6.0 million and $2.3 million, respectively, partially offset by reduced expenses on other properties.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.4 million, or 156.9%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase is attributable to $0.5 million of interest earned on loan transactions completed during the prior twelve months. Additionally, we recognized other income of $0.8 million related to the write-off of an expired contingent liability.

Expenses

Total expenses increased by $28.7 million, or 92.4%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended September 30, 2016 was $7.3 million compared to $3.3 million for the three months ended September 30, 2015, representing an increase of $4.0 million, or 118.5%. An increase of $2.1 million resulted from the issuance of our senior unsecured notes in January and August. An additional increase of $1.7 million resulted from our borrowings under the term loan provision of our unsecured credit facility.

 General and administrative. General and administrative expenses increased $0.9 million or 22.4%, from $4.0 million during the three months ended September 30, 2015 to $4.9 million during the three months ended September 30, 2016. The increase was driven by increased salaries and benefits of $1.0 million (including increased non-cash share compensation of $0.2 million).

Operating expenses. Operating expenses increased $11.2 million or 140.5%, from $8.0 million during the three months ended September 30, 2015 to $19.2 million during the three months ended September 30, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional operating expenses of $7.7 million and $2.9 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $11.5 million, or 92.1%, from $12.5 million during the three months ended September 30, 2015 to $24.0 million during the three months ended September 30, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional depreciation and amortization of $8.8 million and $2.6 million, respectively.

Acquisition expenses. Acquisition expenses increased $1.1 million, or 35.0%, from $3.3 million during the three months ended September 30, 2015 to $4.4 million during the three months ended September 30, 2016. During the three months ended September 30, 2016 and 2015, we acquired $166.6 million and $292.2 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is not significant.

Gain on sale of properties. On July 31, 2015, the Trust sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million, realizing a gain of $0.1 million. We have not disposed of any properties during the three months ended September 30, 2016.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The following table summarizes our results of operations for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 (in thousands):

	2016	2015	Change	%
Revenues:
Rental revenues	$130,378	$72,111	$58,267	80.8%
Expense recoveries	31,816	14,265	17,551	123.0%
Interest income on real estate loans and other	5,166	2,661	2,505	94.1%
Total revenues	167,360	89,037	78,323	88.0%
Expenses:
Interest expense	15,776	7,244	8,532	117.8%
General and administrative	13,964	11,359	2,605	22.9%
Operating expenses	43,994	20,979	23,015	109.7%
Depreciation and amortization	59,778	31,067	28,711	92.4%
Acquisition expenses	11,031	11,764	(733)	(6.2)%
Total expenses	144,543	82,413	62,130	75.4%
Income before equity in income of unconsolidated entity and gain on sale of investment property:	22,817	6,624	16,193	244.5%
Equity in income of unconsolidated entity	85	78	7	9.0%
Gain on sale of investment property	—	130	$(130)	(100.0)%
Net income	$22,902	$6,832	$16,070	235.2%

Revenues

Total revenues increased $78.3 million, or 88.0%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $58.3 million, or 80.8%, from $72.1 million for the nine months ended September 30, 2015 to $130.4 million for the nine months ended September 30, 2016. The increase in rental revenues primarily resulted from our 2016 and 2015 acquisitions which resulted in additional rental revenue of $29.3 million and $29.0 million, respectively.

Expense recoveries. Expense recoveries increased $17.6 million, or 123.0%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in expense recoveries primarily resulted from our 2016 and 2015 acquisitions which resulted in additional expense recoveries of $8.1 million and $9.3 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $2.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. A $1.6 million increase is due to interest on loan transactions completed during the prior twelve months, while other income increased $0.8 million relative to the prior year due to the write-off of an expired contingent liability.

Expenses

Total expenses increased by $62.1 million, or 75.4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. An analysis of selected expenses follows.

Interest expense. Interest expense for the nine months ended September 30, 2016 was $15.8 million compared to $7.2 million for the nine months ended September 30, 2015, representing an increase of $8.5 million, or 117.8%. An increase of $5.4 million resulted from the issuance of our senior notes, an increase of $1.7 million resulted from borrowings under the term loan provision of our unsecured credit facility, an increase of $0.7 million resulted from the amortization deferred financing fees on our credit facility, and an increase of $0.6 million was the result of an increase in interest on new mortgage debt.

General and administrative. General and administrative expenses increased $2.6 million or 22.9%, from $11.4 million during the nine months ended September 30, 2015 to $14.0 million during the nine months ended September 30, 2016. The increase included salaries and benefits of $1.8 million (including non-cash share compensation of $0.5 million) and increased office expenditures of $0.6 million.

Operating expenses. Operating expenses increased $23.0 million or 109.7%, from $21.0 million during the nine months ended September 30, 2015 to $44.0 million during the nine months ended September 30, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional operating expenses of $11.4 million and $11.2 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $28.7 million, or 92.4%, from $31.1 million during the nine months ended September 30, 2015 to $59.8 million during the nine months ended September 30, 2016. The increase is due to our 2016 and 2015 property acquisitions which resulted in additional depreciation and amortization of $14.0 million and $14.6 million, respectively.

Acquisition expenses. Acquisition expenses decreased $0.7 million, or 6.2%, from $11.8 million during the nine months ended September 30, 2015 to $11.0 million during the nine months ended September 30, 2016. During the nine month periods ending September 30, 2016 and 2015, we acquired $619.4 million and $628.7 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed. The CHI Acquisition accounted for $279.1 million of the 2016 acquisitions recorded as business combinations, and as such, the Company has completed fewer individual investments period over period.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is not significant.

Gain on sale of property. On March 26, 2015, the Trust sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million, resulting in an insignificant loss. On July 31, 2015, the Trust sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million, realizing a gain of $0.1 million. We have not disposed of any properties during the nine months ended September 30, 2016.

Cash Flows

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

	2016	2015
Cash provided by operating activities	$89,423	$41,651
Cash used in investing activities	(1,058,378)	(650,106)
Cash provided by financing activities	974,208	597,250
Increase (decrease) in cash and cash equivalents	$5,253	$(11,205)

Cash flows from operating activities. Cash flows provided by operating activities was $89.4 million during the nine months ended September 30, 2016 compared to $41.7 million during the nine months ended September 30, 2015, representing an increase of $47.7 million. This change is attributable to the increased operating cash flows resulting from our 2016 and 2015 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $1.06 billion during the nine months ended September 30, 2016 compared to cash flows used in investing activities of $650.1 million during the nine months ended September 30, 2015, representing a change of $408.3 million. The increase in cash flows used in investing activities was primarily attributable to our $414.7 million increase in acquisition activity over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $974.2 million during the nine months ended September 30, 2016 compared to cash flows provided by financing activities of $597.3 million during the nine months ended September 30, 2015, representing an increase of $376.9 million. The 2016 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $764.3 million, $921.0 million of proceeds from the credit facility, and $225.0 million from our issuance of senior notes. These were partially offset by the $860.0 million payoff of our revolving credit facility and $74.5 million of dividends paid.

Non-GAAP Financial Measures

This report includes Funds From Operations (FFO), Normalized FFO, Normalized Funds Available For Distribution (FAD), Net Operating Income (NOI), Cash NOI, Same-Store Cash NOI, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$10,294	$3,983	$22,902	$6,832
Earnings per share - diluted	$0.07	$0.05	$0.16	$0.08

Net income	$10,294	$3,983	$22,902	$6,832
Net income attributable to noncontrolling interests - partially owned properties	(176)	(79)	(553)	(255)
Preferred distributions	(436)	(300)	(1,421)	(791)
Depreciation and amortization expense	23,947	12,464	59,714	31,055
Depreciation and amortization expense - partially owned properties	(168)	(127)	(520)	(349)
Gain on the sale of investment property	—	(145)	—	(130)
FFO applicable to common shares and OP Units	$33,461	$15,796	$80,122	$36,362
FFO per common share and OP Unit	$0.24	$0.21	$0.63	$0.50
Net change in fair value of derivative	—	38	(67)	(116)
Acquisition expenses	4,398	3,257	11,031	11,764
Write-off of contingent consideration	(840)	—	(840)	—
Normalized FFO applicable to common shares and OP Units	$37,019	$19,091	$90,246	$48,010
Normalized FFO per common share and OP Unit	$0.27	$0.25	$0.71	$0.66

Weighted average number of common shares and OP Units outstanding	138,880,787	75,104,821	127,395,989	73,040,846

Normalized Funds Available for Distribution (FAD)

We define Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash compensation expense, straight-line rent adjustments, amortization of acquired above or below market leases and assumed debt, amortization of deferred financing costs, amortization of lease inducements, and recurring capital expenditures related to tenant improvements and leasing commissions, and includes cash payments from seller master leases and rent abatement payments. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from Normalized FFO to Normalized FAD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$10,294	$3,983	$22,902	$6,832
Normalized FFO applicable to common shares and OP Units	$37,019	$19,091	$90,246	$48,010

Normalized FFO applicable to common shares and OP Units	$37,019	$19,091	$90,246	$48,010
Non-cash share compensation expense	1,005	828	2,976	2,434
Straight-line rent adjustments	(4,952)	(2,373)	(12,156)	(6,262)
Amortization of acquired above/below market leases/assumed debt	698	544	2,210	1,151
Amortization of lease inducements	248	157	607	414
Amortization of deferred financing costs	849	359	1,796	953
TI/LC and recurring capital expenditures	(2,235)	(2,159)	(5,536)	(3,974)
Seller master lease and rent abatement payments	255	270	778	1,051
Normalized FAD applicable to common shares and OP Units	$32,887	$16,717	$80,921	$43,777

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI and Same-Store Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$10,294	$3,983	$22,902	$6,832
General and administrative	4,917	4,018	13,964	11,359
Acquisition expenses	4,398	3,257	11,031	11,764
Depreciation and amortization	23,969	12,476	59,778	31,067
Interest expense	7,300	3,341	15,776	7,244
Net change in the fair value of derivative	—	38	(67)	(116)
Gain on the sale of investment property	—	(145)	—	(130)
NOI	$50,878	$26,968	$123,384	$68,020

NOI	$50,878	$26,968	$123,384	$68,020
Straight-line rent adjustments	(4,952)	(2,373)	(12,156)	(6,262)
Amortization of acquired above/below market leases	757	544	2,387	1,151
Amortization of lease inducements	248	157	607	414
Seller master lease and rent abatement payments	255	270	778	1,051
Write-off of contingent consideration	(840)	—	(840)	—
Cash NOI	$46,346	$25,566	$114,160	$64,374

Cash NOI	$46,346	$25,566
Non-Same-Store Cash NOI	24,129	3,575
Same-Store Cash NOI	$22,217	$21,991

Same-Store Cash NOI increased $0.2 million to $22.2 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was primarily the result of a $0.8 million increase in rental revenue from rent escalations partially offset by a $0.6 million decrease in operating expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, net change in the fair value of derivative financial instruments, acquisition-related expenses, non-cash share compensation and other normalizing items. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$10,294	$3,983	$22,902	$6,832
Depreciation and amortization	23,969	12,476	59,778	31,067
Interest expense	7,300	3,341	15,776	7,244
Net change in fair value of derivative	—	38	(67)	(116)
EBITDA	$41,563	$19,838	$98,389	$45,027
Acquisition expenses	4,398	3,257	11,031	11,764
Non-cash share compensation expense	1,005	818	2,976	2,424
Write-off of contingent consideration	(840)	—	(840)	—
Adjusted EBITDA	$46,126	$23,913	$111,556	$59,215

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

As of September 30, 2016, we had a total of $8.4 million of cash and cash equivalents and $643.9 million of near-term availability on our unsecured revolving credit facility. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

On June 10, 2016, the Operating Partnership, as borrower, and we entered into an amended and restated Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., BMO Capital Markets, and Citizens Bank N.A., as joint lead arrangers and co-book runners, BMO Capital Markets and Citizens Bank N.A., as co-syndication agents, and the lenders party thereto (the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $750 million to $850 million. The Credit Agreement contains a 7-year term loan feature allowing us to borrow in a single drawing up to $250 million, increasing the borrowing capacity to an aggregate $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion.

On July 7, 2016, our Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.80%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2016, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our and the Operating Partnership’s ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of September 30, 2016, we were in compliance with all financial covenants.

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

As of September 30, 2016, there were $206.0 million of borrowings outstanding under our unsecured revolving credit facility and $643.9 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

On January 7, 2016, our Operating Partnership issued and sold $150.0 million aggregate principal amount of senior notes, comprised of (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii)

$45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, and (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031. On August 11, 2016, the note agreement for these notes was amended to make certain changes to its terms, including certain changes to affirmative covenants, negative covenants and definitions contained therein. The proceeds of the notes were used to repay borrowings under our unsecured revolving credit facility, and for general corporate and working capital purposes, and for funding acquisitions.

On August 11, 2016, our Operating Partnership issued and sold $75.0 million aggregate principal amount of senior notes, comprised of (i) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (ii) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, and (iii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027. The proceeds of the notes were used to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, and for funding acquisitions.

The note agreements covering the notes contain covenants that are substantially similar to those contained in the Credit Agreement, including financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur additional debt, make distributions or investments, incur liens and sell, transfer or dispose of assets. The note agreements also include customary representations and warranties and customary events of default substantially similar to those contained in the Credit Agreement.

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

On August 5, 2016, we and our Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc. and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which we may issue and sell, from time to time, our common shares having an aggregate offering price of up to $300 million, through the Agents. The offering of the common shares from time to time were registered pursuant to our Shelf Registration Statement. During the quarterly period ended September 30, 2016, we did not issue and sell any common shares pursuant to any of the Sales Agreements.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Off-Balance Sheet Arrangements

As of September 30, 2016, we have no off-balance sheet debt.

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one embedded derivative which is recognized as a liability on the consolidated balance sheets in accrued expenses and other liabilities and is measured at fair value and five interest rate swaps. See Note 2 (Summary of Significant Accounting Policies) and Note Note 7 (Derivatives) to our consolidated financial statements included in Item 1 to this report for further detail on our embedded derivative and interest rate swaps.

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

Fixed Interest Rate Debt

As of September 30, 2016, our consolidated fixed interest rate debt totaled $305.6 million, which represented 38.5% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 69.9% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of September 30, 2016, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $315.3 million and $305.6 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2016. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of September 30, 2016, our consolidated variable interest rate debt totaled $489.1 million, which represented 61.5% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 30.1% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $239.1 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of September 30, 2016 would change by approximately $2.4 million annually.

Derivative Instruments

As of September 30, 2016, we had one outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of September 30, 2016, we had total consolidated indebtedness of approximately $794.8 million. The weighted average interest rate on our consolidated indebtedness was 3.30% (based on the 30-day LIBOR rate as of September 30, 2016, of 0.53%). As of September 30, 2016, we had approximately $239.1 million, or approximately 30%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of September 30, 2016:

(in thousands)	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$206,000	Floating	LIBOR + 1.2%	9/18/2020
Senior Unsecured Term Loan (1)	250,000	Fixed	2.87%	6/9/2023
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
Canton Medical Office Building	6,016	Fixed	5.94%	6/6/2017
Firehouse Square	2,646	Fixed	6.58%	9/6/2017
Hackley Medical Center	5,193	Fixed	5.93%	1/6/2017
MeadowView Professional Center	10,081	Fixed	5.81%	6/6/2017
Mid Coast Hospital Medical Office Building (2)	7,479	Floating	LIBOR + 2.25%	5/16/2018
Remington Medical Commons	4,155	Floating	LIBOR + 2.75%	9/28/2017
Valley West Hospital Medical Office Building	4,682	Fixed	4.83%	12/1/2020
Oklahoma City, OK Medical Office Building	7,339	Fixed	4.71%	1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%	1/23/2019
San Antonio, TX Hospital	8,602	Fixed	5.00%	6/26/2022
Savage Medical Office Building	5,643	Fixed	5.50%	2/1/2022
Plaza HCA MOB	11,694	Fixed	6.13%	8/1/2017
St. Luke's Cornwall MOB	9,500	Floating	LIBOR + 3.25%	3/21/2018
Columbia MOB	12,000	Floating	LIBOR + 3.25%	3/21/2018
Total principal	794,780
Unamortized deferred financing cost	(8,882)
Unamortized fair value adjustment	498
Total	$786,396

(1)
Our borrowings under the term loan feature of our Credit Agreement bear interest at a rate which is determined by our credit rating, currently equal to LIBOR + 1.80%. We have entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%, resulting in an effective interest rate of 2.87%.

(2)	We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

Item 4.                                 Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded, as of September 30, 2016, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the

Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Commission on February 29, 2016 (the “Annual Report”), in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Commission on May 6, 2016 (the “First Quarterly Report”), and in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the Commission on August 4, 2016 (the “Second Quarterly Report”). Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

The following discussion of risk factors contains forward-looking statements. These risk factors and the risk factors described in Part I, Item 1A (Risk Factors) of the Annual Report and in Part II, Item 1A (Risk Factors) of the First Quarterly Report and the Second Quarterly Report may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with our consolidated and combined financial statements included and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below as well as the risk factors described in Part I, Item 1A (Risk Factors) of the Annual Report and in Part II, Item 1A (Risk Factors) of the First Quarterly Report and the Second Quarterly Report.

Risks Related to Financings

As of September 30, 2016, we had approximately $206.0 million of borrowings outstanding under our unsecured revolving credit facility and $250.0 million of borrowings under the term loan feature of our Credit Agreement. In January 2016 we issued $150.0 million of debt and in August 2016 we issued $75.0 million of debt, all of which is senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share trading price of our common shares.

On June 10, 2016, the Credit Agreement was amended and restated, which increased the maximum principal amount available under our unsecured revolving credit facility from $750 million to $850 million. The Credit Agreement contains a 7-year term loan feature allowing us to borrow up to $250 million (the full amount of which we borrowed on July 7, 2016), increasing the borrowing capacity to an aggregate $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion.

As of September 30, 2016, there were approximately $206.0 million of borrowings outstanding under our unsecured revolving credit facility and $643.9 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. Further, we issued and sold $150.0 million aggregate principal amount of unsecured senior notes in January 2016, and $75.0 million aggregate principal amount of unsecured senior notes in August 2016. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares would have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share trading price of our common shares and dilute their interest in us.

The derivative instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our shareholders’ investment.

We may use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans, but no hedging strategy can protect us completely. We cannot assure our shareholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate unused derivative instruments may result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended September 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	259,046	(1)	$20.66	N/A	N/A
August 1, 2016 - August 31, 2016	—		—	N/A	N/A
September 1, 2016 - September 30, 2016	391	(2)	20.29	N/A	N/A
Total	259,437		$20.66	—	—

(1)
Represents 233,024 OP Units redeemed by holders in exchange for common shares of the Company and 26,022 common shares repurchased by the Company to satisfy employee withholding tax obligations related to stock based compensation.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase common shares of the Company to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.		Description
10.1	(1)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Company and each of the Purchasers.
10.2	(1)	Form of Series A Notes (included in Exhibit 10.1).
10.3	(1)	Form of Series B Notes (included in Exhibit 10.1).
10.4	(1)	Form of Series C Notes (included in Exhibit 10.1).
10.5	(1)	First Amendment to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Company and the Required Noteholders.
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101.INS		XBRL Instance Document (+)
101.SCH		XBRL Extension Schema Document (+)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (+)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (+)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (+)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (+)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2016 (File No. 001-36007).

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

PHYSICIANS REALTY TRUST

Date: November 3, 2016	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2016	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)