Form 10-K
period 2016-12-31
Physicians Realty Trust; Physicians Realty L.P.
filed 2017-02-24
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20541

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36007 (Physicians Realty Trust)
Commission file number: 333-205034-01 (Physicians Realty L.P.)

PHYSICIANS REALTY TRUST
PHYSICIANS REALTY L.P.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (Physicians Realty Trust) Delaware (Physicians Realty L.P.)	46-2519850 80-0941870
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

309 N. Water Street Suite 500 Milwaukee, Wisconsin	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 367-5600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange On Which Registered
Physicians Realty Trust	Common Shares, $0.01 par value	New York Stock Exchange

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Physicians Realty Trust        Yes ☒ No ☐            Physicians Realty L.P.        Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Physicians Realty Trust        Yes ☐ No ☒            Physicians Realty L.P.        Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Physicians Realty Trust        Yes ☒ No ☐            Physicians Realty L.P.        Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Physicians Realty Trust        Yes ☒ No ☐            Physicians Realty L.P.        Yes ☒ No ☐

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
Physicians Realty Trust     Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
(Do not check if a smaller reporting company)
 Physicians Realty L.P.     Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Physicians Realty Trust        Yes ☐ No ☒            Physicians Realty L.P.        Yes ☐ No ☒

The aggregate market value of Physicians Realty Trust’s common shares held by non-affiliates as of June 30, 2016 was approximately $2,777,149,577 based upon the closing price reported for such date on the New York Stock Exchange. There is no established trading market for units of Physicians Realty L.P.

As of February 17, 2017, there were 135,999,067 shares of Physicians Realty Trust’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 3, 2017, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

EXPLANATORY NOTE

This Annual Report on Form 10-K combines the Annual Reports on Form 10-K for the year ended December 31, 2016 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership, and the historical business and operations of four healthcare real estate private equity funds, organized as limited liability companies under the laws of Delaware, managed by B.C. Ziegler & Company, that we have classified for accounting purposes as our “Predecessor” and which we sometimes refer to as the “Ziegler Funds,” and references to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating
Redeemable Preferred Units of the Operating Partnership. As of February 17, 2017, no Series A Preferred Units are outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of December 31, 2016, the Trust held a 97.5% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

Noncontrolling interests in the Operating Partnership, shareholders’ equity of the Trust and partners’ capital of the Operating Partnership are the primary areas of difference between the consolidated financial statements of the Trust and those of the Operating Partnership. OP Units not owned by the Trust are accounted for as limited partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interests in the Trust’s consolidated financial statements. The differences between the Trust’s shareholders’ equity and the Operating Partnership’s partners’ capital are due to the differences in the equity issued by the Trust and the Operating Partnership, respectively.

The Company believes combining the Annual Reports of the Trust and the Operating Partnership, including the notes to the consolidated financial statements, into this single report results in the following benefits:

•
a combined report enhances investors’ understanding of the Trust and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
a combined report eliminates duplicative disclosure and provides a more streamlined and readable presentation, as a substantial portion of the Company’s disclosure applies to both the Trust and the Operating Partnership; and

•	a combined report creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	the market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities in Item 5 of this report;

•	selected financial data in Item 6 of this report;

•	the consolidated financial statements in Item 8 and Item 15 of this report;

•	certain accompanying notes to the consolidated financial statements, including Note 3 (Acquisitions and Dispositions), Note 14 (Earnings Per Share and Earnings Per Unit) and Note 16 (Quarterly Data);

•	controls and procedures in Item 9A of this report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this report.

Included in this report are each of the Company’s and the Operating Partnership’s audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 and selected, unaudited quarterly financial information of the Operating Partnership for 2016 and 2015. The Operating Partnership is filing its unaudited quarterly financial data for the quarterly periods ended September 30, 2016, June 30, 2016, March 31, 2016, September 30, 2015, June 30, 2015 and March 31, 2015 in connection with the Operating Partnership becoming current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Operating Partnership intends to file an Annual Report on Form 10-K for the fiscal years ended December 31, 2014, 2013 and 2012 as soon as practicable.

PHYSICIANS REALTY TRUST AND PHYSICIANS REALTY L.P.

Annual Report on Form 10-K for the Year Ended December 31, 2016

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness, or our ability to pay down or refinance our indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentration in Texas causes us to be particularly exposed to downturns in the Texas economy or other changes in Texas market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•	any adverse effects to Catholic Health Initiatives’ (“CHI”) business, financial position or results of operations that impact the ability of affiliates of CHI to pay us rent;

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	higher market interest rates;

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Part I, Item 1A. Risk Factors” of this report.

PART I

ITEM 1. BUSINESS

Overview

Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership, were organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership, and the Ziegler Funds, and references to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. We completed our initial public offering (“IPO”) in July 2013. The Trust’s common shares are listed on the NYSE and it is included in the MSCI US REIT Index.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $2.9 billion as of December 31, 2016. As of December 31, 2016, our portfolio consisted of 246 properties located in 29 states with approximately 10,883,601 net leasable square feet, which were approximately 96.1% leased with a weighted average remaining lease term of approximately 8.5 years and approximately 78.4% of the net leasable square footage of our portfolio was either affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus.

We receive a cash rental stream from healthcare providers under our leases. Approximately 87.5% of the annualized base rent payments from our properties as of December 31, 2016 are from triple net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides relatively predictable cash flow. We seek to structure our triple net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2016, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year (1)	Portfolio Lease Expirations
MTM (2)	0.8%
2017	3.7%
2018	4.5%
2019	4.5%
2020	3.8%
2021	5.1%
2022	3.9%
2023	4.4%
2024	7.2%
2025	7.8%
2026	27.7%
Thereafter	22.7%
Total	96.1%

(1)	“MTM” means month-to-month.

(2)	Includes 3 leases which expired on December 31, 2016, representing 0.1% of portfolio leasable square feet.

We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare system. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare-related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, and other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6.0% to 9.0%.

We had no business operations prior to completion of the IPO and the related formation transactions on July 24, 2013. Our Predecessor, which is not a legal entity, is comprised of the four healthcare real estate private equity funds, organized as limited liability companies under the laws of Delaware, managed by B.C. Ziegler & Company, which we refer to as the Ziegler Funds, that owned directly or indirectly interests in entities that owned our initial properties we acquired on July 24, 2013 in connection with completion of our IPO and related formation transactions.

The Trust is a Maryland real estate investment trust and has elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an umbrella partnership REIT structure in which our properties are owned by the Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of the Operating Partnership and, as of February 17, 2017, owned approximately 97.7% of the partnership interests in the Operating Partnership (“OP Units”).

Our Objectives and Growth Strategy

Overview

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares. Our primary strategies to achieve our business objective are to leverage our physician and hospital relationships nationwide to invest in off-market assets that maximize risk-adjusted returns to our shareholders, to invest in, own and manage a diversified portfolio of high quality healthcare properties, and to pay careful attention to our tenants’ real estate strategies, which we believe will drive high retention, high occupancy and reliable, increasing rental revenue and cash flow.

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

We believe that shifting consumer preferences, limited space in hospitals, the desire of patients and healthcare providers to limit non-essential services provided in a hospital setting, and cost considerations, among other trends, continue to drive the industry trend of performing procedures in outpatient facilities that have traditionally been performed in hospitals, such as surgeries and other invasive medical procedures. As these trends continue, we believe that demand for medical office buildings and similar healthcare properties will continue to rise, and that our investment strategy accounts for these trends.

We may invest opportunistically in life science facilities, assisted living, and independent senior living facilities and in the longer term, senior housing properties, including skilled nursing. Consistent with the Trust’s qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

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

In addition, our management team has maintained a conservative balance sheet while investing over $2.8 billion in real estate assets since our IPO in July 2013. We selectively utilize capital market transactions, including raising over $750 million of equity through two follow-on offerings in 2016, in furtherance of our investment strategy.

Business Strategy

We are focused on building and maintaining a portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems and other healthcare providers. Our investment strategy includes a focus on investments with the following key attributes:

•
We seek to invest in properties serving healthcare systems with dominant market share, high credit quality and those who are investing capital into their campuses. In particular, we seek to own off-market or selectively marketed assets with attractive demographics, economic growth, and high barriers to entry. We seek to invest in and maintain well occupied properties that we believe are critical to the delivery of healthcare.

•
We emphasize ensuring an appropriate and balanced mix of tenants to provide synergies within both individual buildings and the broader health system campus. Our primary tenants are healthcare systems, academic medical centers and leading physician groups. These groups typically have strong and stable financial performance. We believe this helps ensure stability in our rental income and tenant retention over time.

•	We seek to maintain a core, critical portfolio of properties and to build our reputation as a dedicated leading MOB owner and operator.

•	We seek to maintain or increase our average rental rates, and focus on actively leasing our vacant space and reducing leasing concessions.

In addition, we seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We consider long-term relationship building when assessing acquisition potential. These relationships are cultivated by our senior management team, with key industry participants, including health systems and local and regional developers, which have traditionally provided us with valuable sources of potential investment opportunities.

Finally, we actively manage our balance sheet to maintain our investment grade credit rating, to maintain an appropriate level of leverage and to preserve financing flexibility for funding of future acquisitions. In particular, we:

•	Continue to maintain a high level of liquidity, including borrowing availability under our unsecured revolving credit facility.

•	Maintain access to multiple sources of capital, including private debt issuances and public equity offerings, unsecured bank loans and secured property level debt.

•	Closely monitor our existing debt maturities and average interest rates.

2016 Highlights and Other Recent Developments

Investments and Dispositions

•
For the full year 2016, we completed acquisitions of 95 operating healthcare properties (including 5 condominium units and the CHI Portfolio) and 1 land parcel, located in 23 states for an aggregate purchase price of approximately $1.27 billion. In addition, we funded $14.2 million of other investments, including the issuance of loans, the acquisition of an equity interest in a joint venture, and buyouts of noncontrolling interests, resulting in total investments of $1.29 billion.

•
During 2016, we entered into separate agreements to purchase 52 medical office facilities (which we now treat as 53 medical office facilities because we consider a certain condominium property as being separate from a nearby surgical center property) from regional health systems controlled by Catholic Health Initiatives (“CHI”) containing 3,159,495 rentable square feet located in 10 states (the “CHI Portfolio”). To date, we have completed the acquisition of 49 of the properties in the CHI Portfolio representing 3,016,926 net leasable square feet. We elected not to complete the acquisition of 2 of the CHI Portfolio properties. We still have one property under one of the original agreements to purchase a medical office facility in Fruitland, Idaho for $4.8 million, and we entered into a separate agreement to purchase a newly constructed medical office facility in Omaha, Nebraska for approximately $33.4 million that is 100% leased and will be 100% occupied by CHI’s affiliate, Creighton University Medical Center, upon its completion of certain tenant improvements. We anticipate closing on the Omaha, Nebraska medical office facility during the first quarter of 2017 and on the Fruitland, Idaho medical office facility later in 2017.

•	Since January 1, 2017, we have completed acquisitions of 4 healthcare properties for an aggregate purchase price of $109.5 million containing an aggregate of 238,312 net leasable square feet.

•
The Company has determined that certain past and future rental payments and prepaid expenses from 4 assets affiliated with Foundation Healthcare, Inc. (OTC: FDNH) (“Foundation Healthcare”), may be uncollectible at this time and has reserved approximately $3.7 million against previously recognized rental revenue, prepaid expenses, and deferred rent. $1.1 million of this charge is attributable to a lease default by Foundation Healthcare’s wholly-owned subsidiary that rented a medical office facility from us in Oklahoma City, Oklahoma. We have entered into a purchase and sale agreement to sell this medical office building for $15.3 million which would generate a net gain of $1.6 million. The closing of the sale of this property is subject to customary closing conditions, and no assurance can be made that we will complete the sale of this property or as to the timing or terms of any such sale.

Approximately $2.6 million of this charge is attributable to obligations under 3 separate leases for 2 surgical hospitals and a medical office building leased to Foundation Healthcare-physician joint ventures in San Antonio and El Paso, Texas. The Company is actively working with Foundation Healthcare and the physician co-owners in each separate surgical hospital involved to transfer Foundation Healthcare’s interest in each joint venture, shift management away from Foundation Healthcare, and collect past due rent and expenses. Each location is attracting significant interest from surgical hospital management and ownership companies. The Company cannot make any assurance that all or any of the past due rent or prepaid expenses will be collected or that the transfer of joint venture ownership interests from FDNH to a new surgical hospital management company will occur.

Both the Foundation Surgical Hospital of San Antonio and the Foundation Surgical Hospital of El Paso have operated continuously throughout this process and we do not anticipate any disruption in service by either surgical hospital. These three assets and an additional medical office building leased to the Foundation Healthcare-physician joint venture in San Antonio have been slated for disposition.

Separately, the Company has entered into definitive purchase agreements to sell four medical office buildings in Georgia from our legacy portfolio, which consist of 80,292 square feet in the aggregate for a purchase price of $18.2 million, which would generate a net gain of $4.0 million.

In total, the 9 assets slated for disposition contain 319,085 square feet of gross leasable area, and the Company currently estimates that these properties will be sold for approximately $100 million to $125 million in the aggregate. No assurance can be made, however, that any or all of the properties will be sold, that the Company will receive the anticipated consideration for the sale of any or all of the properties, or as to the timing of any such sale or sales.

Capital and Dividends

•
On January 7, 2016, we issued and sold $150 million aggregate principal amount of senior notes. The proceeds of the notes were used to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

•
On January 25, 2016, we completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $321.1 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,275,000 OP Units, and we used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

•
On April 11, 2016, we completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $442.6 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 25,875,000 OP Units, and we used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, for funding acquisitions, and to fund a portion of the purchase price for the CHI Acquisition.

•
On June 10, 2016, we amended our existing credit facility, increasing the maximum principal amount available under our unsecured revolving credit facility from $750 million to $850 million, and adding a term loan feature with a $250 million maximum borrowing amount. The amended credit facility includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing us to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion.

•
On August 5, 2016, we entered into separate At Market Issuance Sales Agreements with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc. and Stifel Nicolaus & Company, Incorporated, pursuant to which we may issue and sell, from time to time, our common shares having an aggregate offering price of up to $300 million.

•
On August 11, 2016, we issued and sold $75 million aggregate principal amount of senior notes. The proceeds of the notes were used to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

Our Industry and Market Opportunity

The nature of healthcare delivery continues to evolve due to the impact of government programs, regulatory changes and consumer preferences. We believe these changes have increased the need for capital among healthcare providers and increased pressure on these providers to integrate more efficient real estate solutions in order enhance the delivery of quality healthcare. In particular, we believe the following factors and trends are creating an attractive environment in which to invest in healthcare properties.

$3.2 Trillion Healthcare Industry Projected to Grow to $5.5 Trillion (and 20.1% of U.S. GDP) by 2025

According to the U.S. Department of Health and Human Services (“HHS”), healthcare spending accounted for 17.8% of U.S. gross domestic product (“GDP”) in 2015. The general aging of the population, driven by the Baby Boomer generation and advances in medical technology and services which increase life expectancy, are key drivers of the growth in healthcare expenditures. The anticipated continuing increase in demand for healthcare services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained healthcare providers to find cost effective solutions for their real estate needs.

We believe the demand by healthcare providers for healthcare real estate will increase as healthcare spending in the United States continues to increase. According to the Centers for Medicare & Medicaid Services’ National Health Expenditure Projections 2016-2025, national healthcare expenditures continue to rise and are projected to grow from an estimated $3.5 trillion in 2016 to $5.5 trillion by 2025, representing an average annual rate of growth of 5.8%, reaching a projected 19.9% of GDP in 2025.

Source: Centers for Medicare & Medicaid Services, Office of the Actuary

Aging Population

The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to the U.S. Census Bureau, the U.S. population over 65 years of age is projected to more than double from 47.8 million to nearly 98.2 million and the 85 and older population is expected to more than triple, from 6.3 million to 19.7 million, between 2015 and 2060. Also according to the U.S. Census Bureau, the number of older Americans is growing as a percentage of the total U.S. population with the number of persons older than 65 estimated to comprise 14.9% of the total U.S. population in 2015 and projected to grow to 23.6% by 2060.

We believe that healthcare expenditures for the population over 65 years of age will continue to rise as a disproportionate share of healthcare dollars is spent on older Americans. To illustrate, in 2012 the elderly (65+ years old) represented only 14% of the population while accounting for 34% of all healthcare-related spending. We believe the older population group increasingly will require treatment and management of chronic and acute health ailments and that this increased demand for healthcare services will create a substantial need for additional medical office buildings and other facilities that serve the healthcare industry in many regions of the United States. Additionally, we believe there will likely be a focus on lowering the cost of outpatient care to support the aging U.S. population, which will continue to support medical office and outpatient facility property demand in the long term. We believe these trends will result in a substantial increase in the number of properties meeting our investment criteria.

We believe advances in medical technology will continue to enable healthcare providers to identify and treat once fatal illnesses and improve the survival rate of critically ill and injured patients who will require continuing medical care. Along with these technical innovations, the U.S. population is growing older and living longer.

Source: U.S. Census Bureau

Affordable Care Act

The Patient Protection and Affordable Care Act (the “Affordable Care Act”) constitutes a significant overhaul of many aspects of healthcare regulations and health insurance. We believe this evolution of U.S. healthcare policy creates the framework for healthcare services over the near term. The Affordable Care Act requires every American to have health insurance or be subjected to a tax. Those who cannot afford health insurance are offered insurance subsidies or Medicaid coverage. The U.S. Census Bureau estimates that approximately 50 million Americans did not have healthcare insurance in 2009. HHS predicts the Affordable Care Act will result in an additional 30 million Americans having healthcare insurance by 2020, which we believe will substantially increase the demand for healthcare services.

We believe the increase in the number of Americans with access to health insurance will result in an increase in physician office visits and an overall rise in healthcare utilization which in turn will drive a need for expansion of medical, outpatient, and smaller specialty hospital facilities. Additionally, the increased dissemination of health research through media outlets, marketing of healthcare products, and availability of advanced screening techniques and medical procedures have contributed to a more engaged population of healthcare users. We believe this has created increased demand for customized facilities providing specialized, preventive and integrative healthcare services.

The Affordable Care Act further contains provisions which are designed to lower certain reimbursement amounts under Medicare and tie reimbursement levels to the quality of services provided. We believe these and other provisions of the Affordable Care Act will increase the pressure on healthcare providers to become more efficient in their business models, invest capital in their businesses, lower costs and improve the quality of care, which in turn will drive healthcare systems to monetize their real estate assets and create demand for new, modern and specialized facilities.

We note, however, that President Trump and leadership in Congress have publicly stated their intention to repeal and replace (or modify) the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. We cannot predict the effect of this Executive Order on the Affordable Care Act, or whether the attempt to repeal and replace (or modify) the law will be successful.

Further we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be adversely affected as well.

Clinical Care Continues to Shift to Outpatient Care

According to the American Hospital Association, procedures traditionally performed in hospitals, such as certain types of surgery, are increasingly moving to outpatient facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals and lower costs in the outpatient environment. This continuing shift toward delivering healthcare services in an outpatient environment rather than a traditional hospital environment increases the need for additional outpatient facilities and smaller, more specialized and efficient hospitals. Studies by the Medicare Payment Advisory Commission and others have shown that healthcare is delivered more cost effectively and with higher patient satisfaction when it is provided on an outpatient basis. Increasingly, hospital admissions are reserved for the critically ill, and less critical patients are treated on an outpatient basis with recuperation in their own homes. We believe healthcare market trends toward outpatient care will continue to push healthcare services out of larger, older, inefficient hospitals and into newer, more efficient and conveniently located outpatient facilities and smaller specialized hospitals. We believe that increased specialization within the medical field is also driving demand for medical facilities designed specifically for particular specialties and that physicians want to locate their practices in medical office space that is in or adjacent to these facilities.

Impact of BBA on Outpatient Care

Section 603 of the Bipartisan Budget Act of 2015 (the “BBA”) will exclude certain hospital outpatient departments (“HOPDs”) from charging hospital inpatient rates, potentially impacting their profitability. Until recently, some HOPDs charged similar rates as hospital inpatient departments for certain services. The BBA was passed into law on November 2, 2015, and is effective as of January 1, 2017. All HOPDs currently reimbursed at the existing hospital inpatient rates will be allowed to continue reimbursement at these higher rates, and thus Section 603 of the BBA will apply only to new HOPD locations.

We own a number of assets that will continue to be reimbursed at hospital inpatient rates, which we refer to as “603 assets” after the applicable section of the BBA. Rent derived from these 603 assets accounts for approximately 23.9% of our total portfolio annualized base rent as of December 31, 2016. Depending upon the implementation of the regulations, the BBA may enhance the value of these 603 assets because existing HOPDs may lose their higher reimbursements rates should they choose to change locations.

Portfolio Summary

Please see “Item 2. Properties” for a table that summarizes our portfolio as of December 31, 2016.

Geographic Concentration

For the year ended December 31, 2016, approximately 12.1% of our total annualized base rent was derived from properties located in Texas.

As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in the Texas market, our business, financial condition, and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See the discussion under Item 1A, “Risk Factors,” under the caption, “Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.”

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $37.9 million, or 17.3%, of the annualized base rent from our properties as of December 31, 2016. No one tenant represents more than 5.8% of our total annualized base rent; however, 17.4% of our total annualized base rent as of December 31, 2016 is from tenants affiliated with CHI. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our business, financial position or results of operation could be materially adversely affected if CHI were to experience a material adverse effect on its business, financial position or results of operations. See Item 1A, “Risk Factors,” under the caption “If CHI’s business, financial position or results of operations suffer or are adversely affected, it could have a material adverse effect on our business, financial position or results of operations.”

Competition

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel, and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for the same assets and therefore increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

We also face competition in leasing available MOBs and other facilities that serve the healthcare industry to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have a material adverse impact on our results of operations.

Credit Facility and Debt

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2016, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on the date of such prepayment. As of December 31, 2016, we were in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by the Trust and the Operating Partnership and imposes customary covenants on the Trust and the Operating Partnership. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

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

As of December 31, 2016, there were $401.0 million of borrowings outstanding under our unsecured revolving credit facility and $448.9 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. As of December 31, 2016 the Trust had $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement.

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

Employees

At December 31, 2016, we had 41 full-time employees, none of whom are subject to a collective bargaining agreement. We believe that relations with our employees are positive.

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

Healthcare Legislation

Health Reform Laws.  On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties.  Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities.  The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees.  The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met.  On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid.  The ruling on Medicaid expansion will allow states not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding.  Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option.  The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets.  While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs.

Challenges to the Health Reform Laws and Potential Repeal and/or Further Reforms under Trump Administration.  Since the enactment of the Health Care Laws, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Health Reform Laws, including the case that was before the U.S. Supreme Court, King v. Burwell.  Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally-facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Reform Laws, we cannot predict whether other current or future efforts to repeal, amend or challenge the validity of all or part of the Health Reform

Laws will be successful, nor can we predict the impact that such a repeal, amendment or challenge would have on our operators or tenants and their ability to meet their obligations to us.

President Trump and leadership in Congress have publicly stated their intention to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. We cannot predict the effect of this Executive Order on the Affordable Care Act, or whether any of these attempts to amend, modify, or repeal and replace the law will be successful.

We cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be adversely affected as well.

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

Reimbursement

Sources of revenue for many of our tenants and operators include, among other sources, governmental healthcare programs, such as the federal Medicare program and state and Medicaid program, and non-governmental payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

We cannot predict whether future Congressional proposals will seek to reduce physician reimbursements. Efforts by other payors to reduce healthcare costs are likely to continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement process or as a result of post-payment audits. For example, payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, because additional documentation is necessary or because certain services were not covered or were not medically necessary. The Healthcare Reform Laws and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. The financial impact on our tenants’ failure to comply with such laws and regulations could restrict their ability to make rent payments to us.

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies and laboratories, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

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

In addition, the Trust’s board of trustees has established a Code of Business Conduct and Ethics that applies to our officers, including our Chief Executive Officer and President and Chief Financial Officer, trustees, and employees. The Code of Business Conduct and Ethics provides a statement of the Company’s policies and procedures for conducting business legally and ethically. A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of our website (www.docreit.com) under the tab “Governance Documents.” Any amendments to or waivers from the Code of Business Conduct and Ethics will be disclosed on our website. Information contained on our website is not part of this report.

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

We may not be able to achieve our investment objectives as described in this report and the value of your investment could decline substantially. Our financial condition and results of operations depend on many factors, including the availability of investment opportunities, readily accessible short and long-term financing, conditions in the financial markets and economic conditions generally. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.

Our real estate investments are concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified in other segments of the economy.

We acquire, own, manage, operate and selectively develop properties for lease primarily to physicians, hospitals and healthcare delivery systems. We are subject to risks inherent in concentrating investments in real estate, and further from the concentration of our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare related facility specifically, could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

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

For the year ended December 31, 2016, approximately 10.7% of our gross leasable area and 12.1% of our total annualized base rent was derived from properties located in Texas. As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Our healthcare properties and tenants face competition from nearby hospitals and other healthcare properties, and we may not realize the benefits that we anticipate from focusing on healthcare properties that are strategically aligned with a healthcare delivery system and from the relationships established through such strategic alignments.

As part of our business strategy, we focus on healthcare properties that are strategically aligned with a healthcare delivery system by (i) seeking to acquire, own, manage, and develop healthcare properties that are located on medical campuses where the underlying land is owned by a healthcare delivery system or by us, or (ii) seeking to acquire, own, manage, and develop healthcare properties located in close proximity to a healthcare delivery system or strategically aligned with a healthcare delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships, such as increased rents and reduced tenant turnover rates as compared to healthcare properties that are not strategically aligned. Moreover, building a portfolio of healthcare properties that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our healthcare properties could dissolve, and we may not succeed in replacing them. In addition, our healthcare properties, the associated healthcare delivery systems with which our healthcare properties are strategically aligned and our tenants may be unable to compete successfully with nearby hospitals, medical practices, other healthcare properties that provide comparable services, pharmacies and other retailers that may initiate or expand healthcare clinic operations and services to compete with our tenants. Any of our properties may be materially and adversely affected if the healthcare delivery system with which it is strategically aligned is unable to compete successfully. If we do not realize the benefits that we anticipate from our business strategy and our strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results and prospects may be adversely affected.

Any failure, inability or unwillingness by our tenants to pay rent or other amounts under leases could materially adversely affect our financial results; we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

Our portfolio of healthcare properties is leased to physicians, hospitals, healthcare delivery systems and other healthcare providers. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by our tenants to do so could adversely affect our financial results. For example, we determined that certain past and future rental payments and prepaid expenses from four assets affiliated with Foundation Healthcare may be uncollectible at this time and have reserved approximately $3.7 million against previously recognized rental revenue, prepaid expenses, and deferred rent. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Assets Slated for Disposition” for a further discussion of our efforts to collect the unpaid rent payments and to sell the properties. No assurance can be made that all or any of the past due rent or prepaid expenses will be collected or that any or all of the properties will be sold, that we will receive the anticipated consideration for the sale of any or all of the properties, or as ot the timing of any such sale or sales.

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2016, leases representing 3.7% and 4.5% of leasable square feet at our properties will expire in 2017 and 2018, respectively, and leases representing 0.1% of leasable square feet had expired as of December 31, 2016. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

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

To date, we have completed the acquisition of 49 of the properties in the CHI Portfolio representing 3,016,926 net leasable square feet. We elected not to complete the acquisition of 2 of the CHI Portfolio properties. We still have one property under one of the original agreements to purchase a medical office facility in Fruitland, Idaho for $4.8 million, and we entered into a separate agreement to purchase a newly constructed medical office facility in Omaha, Nebraska for approximately $33.4 million that is 100% leased and will be 100% occupied by CHI’s affiliate, Creighton University Medical Center, upon its completion of certain tenant improvements. We anticipate closing on the Omaha, Nebraska medical office facility during the first quarter of 2017 and on the Fruitland, Idaho medical office facility later in 2017.

Although CHI is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to the master lease agreement, which was entered into in connection with the closing of the transactions. Given this control, if CHI's business, financial position or results of operations suffer or are adversely affected, it could adversely affect CHI's ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CHI-affiliated tenants' ability to pay rent to us.  Additionally, if CHI's business, financial position or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from the CHI-affiliated tenants and could cause our stock price to decline.  Moreover, there can be no assurance that CHI’s subsidiaries and affiliates will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of CHI’s subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CHI’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if CHI were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially adversely affected.
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

Fifty-eight of our properties, representing approximately 33.6% of our total leasable square feet and 32.4% of our annualized revenue based on rental payments for the month ended December 31, 2016, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-let our initial properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

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

Substantially all of our assets are held through the Operating Partnership, which holds substantially all of its properties and assets through subsidiaries. Our Operating Partnership’s cash flow is dependent upon cash distributions to it by its subsidiaries, and in turn, substantially all of the Trust’s cash flow is dependent upon cash distributions to it by the Operating Partnership. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligation to them, as and when due and payable, before distributions may be made by that subsidiary to its equity holders. Therefore, our Operating Partnership’s ability to make distributions to holders of OP Units depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership. Furthermore, holders of Series A Preferred Units are entitled to receive preferred distributions before payment of distributions to OP Unit holders, including the Trust. Finally, the Trust’s ability to pay dividends to holders of common shares depends upon our Operating Partnership’s ability to first satisfy its obligations to its creditors and then to make distributions to the Trust.

While we expect to make regular quarterly distributions to the holders of our common shares, if sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distributions from what they otherwise would have been. If cash available for distribution generated by our assets is less than expected, or if such cash available for distribution decreases in future periods from expected levels, our inability to make distributions could result in a decrease in the market price of our common shares. All distributions are made at the discretion of our board of trustees. Any inability to make distributions, or to make distributions at expected levels in the future, could result in a decrease in the market price of our common shares.

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information.

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

Since our inception in 2013 through December 31, 2016, our compounded annual growth rate was 150.0%. This growth rate has contributed significantly to our growth in revenue. We may not be able to sustain this level of growth and over time we may experience a decline in our growth rate as a result of various factors, including changes in the economic and other conditions in geographic markets in which we conduct business, changes in the real estate market, changes in healthcare regulations, and the competitiveness of the real estate market. Additionally, our significant growth has resulted in increased levels of responsibility for our management, who may experience additional demands related to managing our current properties portfolio.

We have incurred operating losses in the past and we may not be able to maintain profitability.

Since our inception we have incurred operating losses and, as of December 31, 2016, we have an accumulated deficit of $197.3 million. Although our revenue has grown substantially and we achieved net profit in fiscal years 2015 and 2016, our revenue growth rate may slow in the future and we cannot provide assurances that we will remain profitable in any quarterly or annual period in the future. Accordingly, you should not rely on the revenue growth or profitability of any prior quarterly or annual period as an indication of our future performance.

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

The vesting of any restricted shares granted to trustees, executive officers and other employees under our 2013 Equity Incentive Plan, the issuance of our common shares or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common shares may cause dilution to our shareholders and could have an adverse effect on the per share trading price of our common shares and may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In particular, on June 17, 2015, the Trust and the Operating Partnership filed an automatic shelf registration statement on Form S-3 with the Commission covering an indeterminate amount of common shares, preferred shares, convertible shares, debt securities, convertible debt securities or other types of securities from time to time (the “Automatic Shelf Registration Statement”). Pursuant to the Automatic Shelf Registration Statement, the Trust provided a full and unconditional guarantee of the debt securities of the Operating Partnership. Any offering pursuant to the Automatic Shelf Registration Statement, whether a follow-on public offering, pursuant to our $300 million at-the-market offering program, or otherwise, may cause dilution to our shareholders or the Operating Partnership’s limited partners and could cause the per share trading price of our common shares to decline.

The income from certain of our properties is dependent on the ability of our property managers to successfully manage those properties.

We depend upon the performance of our property managers to effectively manage certain of our properties and real estate assets. We do not control these third party property managers, and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities. The income we recognize from any properties managed by third party property managers is dependent on the ability of the property manager of such property to successfully manage the property, which such property management is not within our control. Property managers generally compete with other companies in the management of properties, including the quality of care provided, reputation, physical appearance of the property, and price and location, among others. A property manager’s inability to successfully compete with other companies on one or more of the foregoing aspects could adversely impact our business and results of operations. Additionally, because we do not control third party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents or other adverse events may impact the income we recognize from properties managed by such third party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do no control third party property managers who provide property management services to us.

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

The Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively, the “Health Reform Laws”) are changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of the Affordable Care Act are significant and are being implemented in a phased approach which began in 2010. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act, or the effect of any potential changes made to the Affordable Care Act or other healthcare laws and programs. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Affordable Care Act but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allow states not to participate in the expansion (and to forego funding for the Medicaid expansion) without losing their existing Medicaid funding. While the U.S. federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay a small percentage of those additional costs. Because the U.S. federal government substantially funds the Medicaid expansion, it is unclear how many states ultimately will elect this option. The participation by states in the Medicaid expansion could have the effect of increasing some of our tenants’ revenues but also could be a strain on U.S. federal government and state budgets.

Since the enactment of the Health Reform Laws, there have been multiple attempts through legislative action and legal challenge to repeal or amend the law, including the case that was before the U.S. Supreme Court, King v. Burwell.  Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally-facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Reform Laws, we cannot predict whether other current or future efforts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators or tenants and their ability to meet their obligations to us.

President Trump and leadership in Congress have publicly stated their intention to repeal and replace (or modify) the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. We cannot predict the effect of this Executive Order on the Affordable Care Act, or whether attempt to repeal and replace the law will be successful.

Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be adversely affected as well.

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

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare properties, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our healthcare properties. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our healthcare provider investors may be subject to civil and/or criminal penalties.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us, and we could be subject to healthcare industry violations.

As is typical in the healthcare industry, our tenants may become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare properties and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

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

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and the Trust’s board of trustees may exercise their discretion as to whether and when to sell a healthcare related facility, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our healthcare properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare properties, we may not be able to sell our properties at a profit in the future or at all. In addition, if we are unable to access the capital markets for financing in the future, we may need to sell some of our properties to raise capital. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare properties at inopportune times which could result in us selling the affected property at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare property could adversely impact our ability to make debt payments and distributions to our shareholders.

Our assets may be subject to impairment charges.

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded. In 2014, we recognized a $0.3 million impairment loss on a medical office building in Pickerington, Ohio, and a $1.5 million impairment loss on a medical office building in Lansing, Michigan. Both properties were vacant and were sold during 2015. For both properties, the impairment was assessed because the property’s carrying amount exceeded its estimated fair value. We have determined that none of our properties are impaired as of December 31, 2016.

Our investments in, or originations of, mezzanine and term loans will be subject to specific risks relating to the particular company, and our loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

As of December 31, 2016, we have eight mezzanine loans and two term loans outstanding, and in the future, we may originate further loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

As of December 31, 2016, we had approximately $123.1 million of mortgage debt on individual properties and approximately $401.0 million of borrowings outstanding under our unsecured revolving credit facility. In addition, in January 2016 and August 2016 we issued and sold $150.0 million and $75.0 million, respectively, aggregate principal amount of senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

As of December 31, 2016, we had approximately $401.0 million of borrowings outstanding under our unsecured revolving credit facility (including the term loan feature of our unsecured revolving credit facility) and we issued an aggregate of $225.0 million of debt, all of which is senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share trading price of our common shares.

As of December 31, 2016, there were approximately $401.0 million of borrowings outstanding under our unsecured revolving credit facility (including the term loan feature of our unsecured revolving credit facility), and we issued $225.0 million of aggregate principal amount of senior notes. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing the Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares would have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share trading price of our common shares and dilute their interest in us.

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

As of December 31, 2016, our indebtedness represented approximately 34.6% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

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

One of the factors that influences the trading prices of our common shares is the dividend yield on the common shares (as a percentage of the price of our common shares) relative to market interest rates. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. However, in each of December 2015 and December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. In addition, in the latter part of 2016, U.S. government bond prices fell significantly, which is generally inversely correlated with rising interest rates. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the trading prices of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

Additionally, as of December 31, 2016, we had approximately $434.0 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2016 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

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

A downgrade in our credit ratings could materially adversely affect our business and financial condition.

Our credit rating and the credit ratings assigned to our debt securities could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action.

If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrade or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations, among other obligations.

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

Risks Related to Our Portfolio and Structure

We have no direct operations and rely upon funds received from the Operating Partnership to meet our obligations.

We conduct substantially all of our operations through the Operating Partnership. As of February 17, 2017, the Trust owned approximately 97.7% of the OP Units and apart from this ownership interest, the Trust does not have any independent operations. As a result, the Trust relies upon distributions from the Operating Partnership to pay any distributions that the Trust might declare on the Trust’s common shares. We also rely upon distributions from the Operating Partnership to the Trust to meet our obligations, including tax liability on taxable income allocated to the Trust from the Operating Partnership (which might make distributions to the Trust not equal to the tax on such allocated taxable income). Shareholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of bankruptcy, liquidation or reorganization of the Trust, claims of the Trust’s shareholders will be satisfied only after all of the Trust’s and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

Our success depends, to a significant extent, on the continued services of Mr. Thomas, our President and Chief Executive Officer, Mr. Theiler, our Executive Vice President and Chief Financial Officer, Mr. Taylor, our Executive Vice President – Investments, Mr. Lucey, our Senior Vice President – Chief Accounting and Administrative Officer, Mr. Theine, our Senior Vice President of Asset and Investment Management and Mr. Page, our Senior Vice President and General Counsel. We do not maintain key person life insurance on any of our officers. Our ability to continue to acquire and develop healthcare properties depends upon the significant relationships that our senior management team has developed over many years.

Although the Trust has entered into employment agreements with Messrs. Thomas, Theiler, Taylor, Lucey, Theine and Page, we cannot provide any assurance that any of them will remain employed by the Trust. Our ability to retain our senior management team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

Conflicts of interest could arise as a result of our UPREIT structure.

Conflicts of interest could arise in the future as a result of the relationships between the Trust and its affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. The Trust’s trustees and officers have duties to the Trust under applicable Maryland law in connection with their management of our company. At the same time, the Trust, as general partner, has fiduciary duties to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. The Trust’s duties, as general partner, to the Operating Partnership and its limited partners may come into conflict with the duties of the Trust’s trustees and officers to the Trust.

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

Additionally, the partnership agreement expressly limits liability by providing that the Trust, as the general partner of the Operating Partnership, and the Trust’s trustees and officers are not be liable or accountable in damages to the Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if the Trust or its trustees or officers acted in good faith. In addition, the Operating Partnership is required to indemnify the Trust, its affiliates and each of their respective officers and trustees, to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that the Operating Partnership will not indemnify any such person for (1) acts or omissions committed in bad faith or that were the result of active and deliberate dishonesty, (2) any transaction for which such person received an improper personal benefit in money, property or services, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

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

The Trust’s declaration of trust restricts the ownership and transfer of our outstanding shares of beneficial interest which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, no more than 50% of the value of the Trust’s outstanding shares of beneficial interest may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than our initial REIT taxable year. Subject to certain exceptions, the Trust’s declaration of trust prohibits any shareholder from owning beneficially or constructively more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest, although the Trust has granted, and may in the future grant, a waiver from the ownership limitations. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of any class or series of our shares of beneficial interest and to be subject to the Trust’s declaration of trust’s ownership limit. The Trust’s declaration of trust also prohibits, among other prohibitions, any person from owning our shares of beneficial interest that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our beneficial interest in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

Certain provisions of Maryland law could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law, or MGCL, applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire the Trust (and, indirectly, the Operating Partnership) or of impeding a change of control under circumstances that otherwise could provide the Trust’s common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our shares at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes certain minimum price and/or supermajority shareholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our Trust (defined as shares that, when aggregated with all other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the statute, the Trust’s board of trustees has by resolution exempted any business combination between us and any other person from the business combination provisions of the MGCL, provided that the business combination is first approved by the board of trustees (including a majority of trustees who are not affiliates or associates of such person). In addition, the Trust’s bylaws contain a provision exempting any and all acquisitions of our shares from the control share provisions of the MGCL. However, the board of trustees may at any time alter or repeal the resolution exempting certain businesses from the business combination provisions of the MGCL and we may at any time amend or eliminate the provision of our bylaws exempting acquisitions of our shares from the control share provisions of the MGCL.

Certain provisions of the MGCL permit the board of trustees, without shareholder approval and regardless of what is currently provided in the Trust’s declaration of trust or bylaws, to implement certain corporate governance provisions with respect to the Trust, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price. Pursuant to our declaration of trust, we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of trustees.

We could increase the number of authorized shares, classify and reclassify unissued shares and issue shares without shareholder approval.

The Trust’s board of trustees, without shareholder approval, has the power under the Trust’s declaration of trust to amend our declaration of trust to increase or decrease the aggregate number of shares or the number of shares of any class or series of the Trust that we are authorized to issue, and to authorize us to issue authorized but unissued common shares or preferred shares. In addition, under the declaration of trust, the board of trustees has the power to classify or reclassify any unissued common or preferred shares into one or more classes or series of shares and set or change the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common shares or preferred shares with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common shares. Although the board of trustees has no such intention at the present time, it could establish a class or series of preferred shares that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interests.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event that we take certain actions which are not in your best interests.

The Trust’s declaration of trust eliminates the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment and is material to the cause of action adjudicated.

The declaration of trust authorizes us to indemnify our present and former trustees and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our Trust’s bylaws obligate us to indemnify each present and former trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our trustee and officers. The Trust has also entered into indemnification agreements with its officers and trustees granting them express indemnification rights. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in the Trust’s declaration of trust, bylaws and indemnification agreements or that might exist with other companies.

The declaration of trust contains provisions that make removal of the Trust’s trustees difficult, which could make it difficult for our shareholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our shareholders. The Trust’s declaration of trust provides that a trustee may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of trustees. Vacancies may be filled only by a majority of the remaining trustees in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in control of our company that is in the best interests of our shareholders.

Certain provisions in the partnership agreement of the Operating Partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of the Operating Partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some shareholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights;

•	a requirement that the Trust may not be removed as the general partner of the Operating Partnership without our consent;

•	transfer restrictions on OP Units;

•
the Trust’s ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of the Trust or the Operating Partnership without the consent of the limited partners; and

•
the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common shareholders.

The Trust’s declaration of trust and bylaws, Maryland law and the partnership agreement of the Operating Partnership also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interest.

Risks Related to Our Qualification and Operation as a REIT

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that would substantially reduce funds available for distributions to our shareholders.

Since our formation, the Trust has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and we intend to continue to operate in such a manner, but no assurances can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

In addition, if the Trust fails to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, the Trust’s failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our shares of beneficial interest.

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

The Trust intends to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Internal Revenue Code of 1986, as amended (the “Code”).

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (reduced to 20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by the securities of one or more TRSs. Further, debt instruments that do not otherwise qualify as real estate assets issued to us by publicly offered REITs will be treated as qualified real estate assets for purposes of the asset test, but no more than 25% of the value of our total assets may be represented by such debt instruments. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than Foreclosure Property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through any TRS that we may form, which would be subject to federal and state income taxation.

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

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The permitted percentage is reduced to 20% for taxable years beginning after December 31, 2017. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis, including “redetermined TRS service income” relating to gross income of a TRS attributable to services provided to, or on behalf of, the REIT (less the deductions properly allocable thereto) to the extent the amount of such income (less such deductions) would be increased on distribution, apportionment or allocation under Code Section 482. Furthermore, we will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s-length to avoid incurring a 100% excise tax from the transactions discussed above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%, as applicable) limitation or to avoid application of the 100% excise tax.

If leases of our properties are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to the Operating Partnership by third party lessees and any TRS lessee that we may form in the future pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

You may be restricted from acquiring or transferring certain amounts of our common shares.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit and other restrictions on ownership and transfer of our shares contained in the Trust’s declaration of trust may inhibit market activity in our shares of beneficial interest and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares of beneficial interest at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of beneficial interest under this requirement. Additionally, at least 100 persons must beneficially own our shares of beneficial interest during at least 335 days of a taxable year. To help insure that we meet these tests, the declaration of trust restricts the acquisition and ownership of shares of our beneficial interest.

The declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest. Our Board of Trustees has granted, and may in the future grant, an exemption to the 9.8% share ownership limitation. However, our board of trustees may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the number or value of our outstanding shares would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of trustees determines that it is no longer in our best interests to continue to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2016:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	10	396,335	3.6%	$7,506	3.4%
Arkansas	4	118,901	1.1%	1,739	0.8%
Arizona	10	636,549	5.8%	14,161	6.5%
Colorado	5	129,620	1.2%	2,692	1.2%
Florida	23	415,667	3.8%	11,155	5.1%
Georgia	22	631,660	5.8%	12,118	5.5%
Illinois	4	187,975	1.7%	3,597	1.6%
Indiana	19	646,262	5.9%	12,849	5.9%
Kentucky	12	975,884	9.0%	15,459	7.1%
Louisiana	3	150,777	1.4%	5,414	2.5%
Maryland	2	105,754	1.0%	2,440	1.1%
Maine	1	44,677	0.4%	1,266	0.6%
Michigan	8	447,794	4.1%	9,608	4.4%
Minnesota	12	455,929	4.2%	9,439	4.3%
Missouri	2	69,184	0.6%	1,695	0.8%
Mississippi	2	97,294	0.9%	2,446	1.1%
Montana	3	185,085	1.7%	5,151	2.3%
North Carolina	1	29,422	0.3%	616	0.3%
North Dakota	7	390,989	3.6%	6,624	3.0%
Nebraska	11	708,920	6.5%	10,736	4.9%
New Mexico	2	53,029	0.5%	1,349	0.6%
New York	11	484,483	4.5%	10,361	4.7%
Ohio	12	650,319	6.0%	12,822	5.9%
Oklahoma	1	52,000	0.5%	1,324	0.6%
Pennsylvania	11	407,911	3.7%	5,385	2.5%
Tennessee	9	410,395	3.8%	7,674	3.5%
Texas	23	1,163,808	10.7%	26,603	12.1%
Washington	10	588,946	5.4%	12,244	5.6%
Wisconsin	6	248,032	2.3%	4,656	2.1%
Total	246	10,883,601	100.0%	$219,129	100.0%

(1)	“GLA” means gross leasable area.

(2)	Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2016, multiplied by 12.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our properties owned as of December 31, 2016, for the periods indicated.

Expiration	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (1) (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (2)
2017	119	398,498	3.7%	8,482	3.9%	$21.28
2018	111	493,676	4.5%	9,648	4.4%	19.54
2019	91	494,309	4.5%	10,050	4.6%	20.33
2020	94	409,602	3.8%	8,269	3.8%	20.19
2021	124	556,518	5.1%	11,291	5.1%	20.29
2022	50	430,066	3.9%	9,359	4.3%	21.76
2023	63	474,659	4.4%	10,141	4.6%	21.37
2024	69	779,561	7.2%	15,244	6.9%	19.55
2025	106	853,164	7.8%	20,337	9.3%	23.84
2026	107	3,018,383	27.7%	55,173	25.2%	18.28
Thereafter:	78	2,468,721	22.7%	60,062	27.4%	24.33
Month to month (3)	29	81,970	0.8%	1,072	0.5%	13.08
Vacant	—	424,474	3.9%	—	—	—
Total / Weighted average	1,041	10,883,601	100.0%	$219,129	100.0%	$20.13

(1)	Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2016, by (b) 12.

(2)	Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2016, by (b) square footage under commenced leases as of December 31, 2016.

(3)	Includes 3 leases which expired on December 31, 2016, representing 0.1% of portfolio leasable square feet.

Tenants

As of December 31, 2016, our properties were 96.1% leased. No single tenant accounted for more than 5.8% of our total annualized base rent or 3.7% of total base revenue as of December 31, 2016; however, 17.4% of our total annualized base rent as of December 31, 2016 is from tenants affiliated with CHI..

The following table sets forth certain information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2016.

Tenant	# of Properties	Property Location	Leased SF	% Leased GLA	Annualized Base Rent (1) (thousands)	% of Portfolio Annualized Rent (2)
CHI - KentuckyOne Health	11	KY	744,101	6.8%	$12,805	5.8%
CHI - Nebraska	11	NE	617,857	5.7%	9,275	4.2%
CHI - Franciscan (Seattle-Tacoma)	8	WA	328,771	3.0%	5,437	2.5%
CHI - St. Alexius (North Dakota)	6	ND	320,407	2.9%	5,278	2.4%
Great Falls Hospital	3	MT	185,085	1.7%	5,151	2.4%
LifeCare	3	TX, PA	310,352	2.9%	4,911	2.2%
Trios Health	1	WA	161,885	1.5%	4,684	2.1%
HonorHealth	5	AZ	215,433	2.0%	4,262	2.0%
IMS - Dignity Health	4	AZ	165,860	1.5%	3,929	1.8%
EEPPMC Partners	1	TX	77,000	0.7%	3,693	1.7%
Total	53		3,126,751	28.7%	$59,425	27.1%

(1)	Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2016, multiplied by 12.

(2)	Calculated as annualized base rent for such tenant as of December 31, 2016 divided by annualized base rent for the total portfolio as of December 31, 2016.

Before entering into a lease and during the lease term, we seek to manage our exposure to significant tenant credit issues. In most instances, we seek to obtain tenant financial information, including credit reports, financial statements, and tax returns. Where appropriate, we seek to obtain financial commitments in the form of letters of credit, security deposits, or personal guarantees from tenants. On an ongoing basis, we monitor accounts receivable and payment history for both tenants and properties and seek to identify any credit concerns as quickly as possible. In addition, we keep in close contact with our tenants in an effort to identify and address negative changes to their businesses prior to such adverse changes affecting their ability to pay rent to us.

Ground Leases

We lease the land upon which 58 of our properties are built, representing approximately 33.6% of our total leasable square feet and 32.4% of our annualized base revenue as of December 31, 2016. The ground leases subject these properties to certain restrictions. These restrictions may limit our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land. Restrictions may also include rights of first offer and refusal with respect to sales of the properties and may limit the types of medical procedures that may be performed at the facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Physicians Realty Trust

The Trust’s common shares are traded on the NYSE under the symbol “DOC.” As of February 17, 2017, the Trust had 218 registered shareholders of record for the Trust’s common shares.

The following table sets forth, for the periods indicated, the high and low sale prices of the Trust’s common shares for the fiscal years ended December 31, 2015 and 2016, respectively, as reported on the NYSE, and the dividends paid by the Trust with respect to those periods.

2015	High	Low	Dividends (1)
First quarter	$18.12	$15.67	$0.225	(2)
Second quarter	$17.99	$14.89	$0.225	(3)
Third quarter	$16.29	$13.86	$0.225	(4)
Fourth quarter	$17.05	$14.68	$0.225	(5)

2016	High	Low	Dividends (1)
First quarter	$18.90	$15.41	$0.225	(6)
Second quarter	$21.36	$17.83	$0.225	(7)
Third quarter	$22.03	$19.73	$0.225	(8)
Fourth quarter	$21.45	$17.12	$0.225	(9)

(1)	Dividend information is for dividends declared with respect to that quarter.

(2)
On April 6, 2015, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2015. The dividend was paid on May 1, 2015 to common shareholders and OP Unit holders of record on April 17, 2015.

(3)
On July 1, 2015, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended June 30, 2015. The dividend was paid on July 31, 2015 to common shareholders and OP Unit holders of record on July 17, 2015.

(4)
On September 28, 2015, the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2015. The dividend was paid on October 30, 2015 to common shareholders and OP Unit holders of record on October 16, 2015.

(5)
On December 31, 2015, the Trust declared a cash dividend of $0.225 per share for the quarter ending December 31, 2015. The dividend was paid on January 29, 2016 to common shareholders and OP Unit holders of record on January 15, 2016.

(6)
On March 18, 2016, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2016. The dividend was paid on April 18, 2016 to common shareholders and OP Unit holders of record on April 1, 2016.

(7)
On June 23, 2016, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended June 30, 2016. The dividend was paid on July 18, 2016 to common shareholders and OP Unit holders of record on July 5, 2016.

(8)
On September 26, 2016, the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2016. The dividend was paid on October 18, 2016 to common shareholders and OP Unit holders of record on October 6, 2016.

(9)
On December 22, 2016, the Trust declared a cash dividend of $0.225 per share for the quarter ending December 31, 2016. The dividend was paid on January 18, 2017 to common shareholders and OP Unit holders of record on January 5, 2017.

It has been the Trust’s policy to declare quarterly dividends to its shareholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Trustees.

Physicians Realty L.P.

There is no established public trading market for the OP Units or Series A Preferred Units. As of February 17, 2017, there were no holders of record and 139,821,116 OP Units outstanding, 136,658,245 of which were held by the Trust. As of February 17, 2017, there were no Series A Preferred Units outstanding. The following table sets forth, for the periods indicated, the distributions paid by the Operating Partnership to holders of its Series A Preferred Units and OP Units with respect to those periods.

2015	Dividends
First quarter	$0.225
Second quarter	$0.225
Third quarter	$0.225
Fourth quarter	$0.225

2016	Dividends
First quarter	$0.225
Second quarter	$0.225
Third quarter	$0.225
Fourth quarter	$0.225

All distributions paid by the Operating Partnership were declared and paid at the same time as dividends that were distributed by the Trust to common shareholders, except that holders of Series A Preferred Units received a 5% cumulative return.

It has been the Operating Partnership’s policy to declare quarterly distributions so as to allow the Trust to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly distributions remains subject to the review and approval of the Trust’s Board of Trustees.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Physicians Realty Trust under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P 500 and the MSCI US REIT Index (RMS), from July 19, 2013 (the date of our IPO) through December 31, 2016. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we joined the MSCI US REIT Index in November 2014 and therefore, we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	7/19/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Physicians Realty Trust	$100.00	$112.34	$156.36	$167.80	$197.82
S&P 500	$100.00	$110.29	$125.39	$127.13	$142.33
MSCI US REIT (RMS)	$100.00	$91.70	$119.56	$122.57	$133.11

Recent Sales of Unregistered Securities

On October 28, 2016 and November 4, 2016, as consideration for the Company’s acquisition of the Northwest Michigan Surgery Center located in Traverse City, Michigan, the Trust issued 1,036,538 common shares of beneficial interest, with an aggregate value of approximately $21.0 million (the “Shares”), together with nominal cash consideration.

The Shares were issued (a) in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder and (b) to recipients who each represented that such recipient was an “accredited investor” within the meaning of Rule 506(b) of Regulation D under the Securities Act. The issuance did not involve a public offering, and was made without general solicitation or advertising.

In addition, on January 31, 2017, the Operating Partnership redeemed the minority interest in DOC-7277 Smith’s Mill Road MOB, LLC, a joint venture between the Operating Partnership and Medical Center of New Albany I, LLC, an Ohio limited liability company. As consideration, the Company paid approximately $2.1 million in cash, and the Operating Partnership issued approximately $0.7 million in OP Units, or 38,641 OP Units, to a certain investor who elected to receive OP

Units in lieu of cash (the “MCNA OP Units”). The MCNA OP Units are redeemable at the option of the holder which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. The investor in the MCNA OP Units has agreed not to cause the Operating Partnership to redeem its OP Units prior to one year from the issuance date.

The MCNA OP Units were issued (a) in private placements in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder and (b) to a recipient who represented that such recipient was an “accredited investor” within the meaning of Rule 506(b) of Regulation D under the Securities Act. The issuance did not involve a public offering, and was made without general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended December 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	151,524	(1)	$21.49	N/A	N/A
November 1, 2016 - November 30, 2016	—		—	N/A	N/A
December 1, 2016 - December 31, 2016	—		—	N/A	N/A
Total	151,524		$21.49	—	—

(1)	Represents 151,524 OP Units redeemed by holders in exchange for common shares of the Trust.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included elsewhere in this report.

We had no business operations prior to completion of the IPO and the formation transactions on July 24, 2013. The balance sheet data as of December 31, 2016, 2015, 2014, and 2013 reflects our financial condition. References in the notes to the consolidated financial statements refer, unless the context indicates otherwise, to the Company for the period July 24, 2013, the date of completion of the IPO and the related formation transactions, through December 31, 2016, and the Predecessor for all prior periods.

Our Predecessor is comprised of the four healthcare real estate private equity funds, organized as limited liability companies under the laws of Delaware, managed by B.C. Ziegler & Company, which we refer to as the Ziegler Funds, that owned directly or indirectly interests in entities that owned our initial properties we acquired on July 24, 2013 in connection with completion of our IPO and related formation transactions.

Physicians Realty Trust and Predecessor

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013 (1)
Statement of Operations Data
Revenues:
Rental revenues	$186,301	$103,974	$46,397	$13,565
Expense recoveries	45,875	21,587	5,871	3,234
Interest income on real estate loans and other	8,858	3,880	1,066	246
Total revenues	241,034	129,441	53,334	17,045
Expenses:
Interest expense	23,864	10,636	6,907	4,295
General and administrative	18,397	14,908	11,440	3,214
Operating expenses	65,999	31,026	10,154	4,650
Depreciation and amortization	86,589	45,471	16,731	5,107
Acquisition expenses	14,778	14,893	10,897	1,938
Management fees	—	—	—	475
Impairment loss	—	—	1,750	—
Total expenses	209,627	116,934	57,879	19,679
Income (loss) before equity in income of unconsolidated entities and gain (loss) on sale of investment properties	31,407	12,507	(4,545)	(2,634)
Equity in income of unconsolidated entities	115	104	95	—
Gain (loss) on sale of investment properties	—	130	32	(2)
Net income (loss)	31,522	12,741	(4,418)	(2,636)
Net (income) loss attributable to noncontrolling interests:
Predecessor	—	—	—	576
Operating Partnership	(825)	(576)	695	470
Partially owned properties	(716)	(377)	(314)	(71)
Net income (loss) attributable to controlling interest	29,981	11,788	(4,037)	(1,661)
Preferred distributions	(1,857)	(1,189)	—	—
Net income (loss) attributable to common shareholders	$28,124	$10,599	$(4,037)	$(1,661)
Net income (loss) per share:
Basic	$0.22	$0.15	$(0.12)	$(0.13)
Diluted	$0.22	$0.15	$(0.12)	$(0.13)
Dividends and distributions declared per common share and OP Unit	$0.90	$0.90	$0.90	$0.41

Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$2,767,624	$1,579,483	$773,650	$227,539
Cash and cash equivalents	15,491	3,143	15,923	56,478
Tenant receivables, net	9,790	2,977	1,324	837
Other assets	95,187	53,283	15,806	5,901
Total assets	$2,888,092	$1,638,886	$806,703	$290,755
Liabilities and Equity:
Credit facility	$643,742	$389,375	$134,144	$—
Notes payable	224,330	—	—	—
Mortgage debt	123,083	94,240	77,091	40,716
Accounts payable	4,423	644	700	836
Dividends payable	32,179	20,783	16,548	5,681
Accrued expenses and other liabilities	42,287	24,473	6,140	2,685
Acquired lease intangible, net	9,253	5,950	2,871	—
Total liabilities	1,079,297	535,465	237,494	49,918
Redeemable noncontrolling interest – Series A Preferred Units and partially owned properties	26,477	26,960	—	—
Total shareholders’ equity	1,738,451	1,021,132	534,730	204,904
Noncontrolling interests	43,867	55,329	34,479	35,933
Total liabilities and equity	$2,888,092	$1,638,886	$806,703	$290,755

(1)
Because our IPO and the formation transactions were completed on July 24, 2013 and we had no operations prior to completion of our IPO, the results of operations, for the year ended December 31, 2013 reflect the results of operations of the Predecessor from January 1, 2013 through July 23, 2013 and of the Company from July 24, 2013 through December 31, 2013.

Physicians Realty L.P. and Predecessor

	Year Ended December 31,
(in thousands, except per unit data)	2016	2015	2014	2013 (1)
Statement of Operations Data
Revenues:
Rental revenues	$186,301	$103,974	$46,397	$13,565
Expense recoveries	45,875	21,587	5,871	3,234
Interest income on real estate loans and other	8,858	3,880	1,066	246
Total revenues	241,034	129,441	53,334	17,045
Expenses:
Interest expense	23,864	10,636	6,907	4,295
General and administrative	18,397	14,908	11,440	3,214
Operating expenses	65,999	31,026	10,154	4,650
Depreciation and amortization	86,589	45,471	16,731	5,107
Acquisition expenses	14,778	14,893	10,897	1,938
Management fees	—	—	—	475
Impairment loss	—	—	1,750	—
Total expenses	209,627	116,934	57,879	19,679
Income (loss) before equity in income of unconsolidated entities and gain (loss) on sale of investment properties	31,407	12,507	(4,545)	(2,634)
Equity in income of unconsolidated entities	115	104	95	—
Gain (loss) on sale of investment properties	—	130	32	(2)
Net income (loss)	31,522	12,741	(4,418)	(2,636)
Net (income) loss attributable to noncontrolling interests:
Predecessor	—	—	—	576
Partially owned properties	(716)	(377)	(314)	(71)
Net income (loss) attributable to controlling interest	30,806	12,364	(4,732)	(2,131)
Preferred distributions	(1,857)	(1,189)	—	—
Net income (loss) attributable to common unitholders	$28,949	$11,175	$(4,732)	$(2,131)
Net income (loss) per unit:
Basic	$0.22	$0.15	$(0.12)	$(0.13)
Diluted	$0.22	$0.15	$(0.12)	$(0.13)
Dividends and distributions declared per common unit	$0.90	$0.90	$0.90	$0.41

Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$2,767,624	$1,579,483	$773,650	$227,539
Cash and cash equivalents	15,491	3,143	15,923	56,478
Tenant receivables, net	9,790	2,977	1,324	837
Other assets	95,187	53,283	15,806	5,901
Total assets	$2,888,092	$1,638,886	$806,703	$290,755
Liabilities and Capital:
Credit facility	$643,742	$389,375	$134,144	$—
Notes payable	224,330	—	—	—
Mortgage debt	123,083	94,240	77,091	40,716
Accounts payable	4,423	644	700	836
Dividends payable	32,179	20,783	16,548	5,681
Accrued expenses and other liabilities	42,287	24,473	6,140	2,685
Acquired lease intangible, net	9,253	5,950	2,871	—
Total liabilities	1,079,297	535,465	237,494	49,918
Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	26,477	26,960	—	—
Total partners’ capital	1,781,593	1,066,583	568,457	240,214
Noncontrolling interests	725	9,878	752	623
Total liabilities and capital	$2,888,092	$1,638,886	$806,703	$290,755

(1)
Because the formation transactions were completed on July 24, 2013 and we had no operations prior to completion of the Trust’s IPO, the results of operations, for the year ended December 31, 2013 reflect the results of operations of the Predecessor from January 1, 2013 through July 23, 2013 and of the Company from July 24, 2013 through December 31, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. In particular, we believe the demand for healthcare will continue to increase as a result of the aging population as older persons generally utilize healthcare services at a rate well in excess of younger people. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals, and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 6.0% to 9.0%. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $2.9 billion as of December 31, 2016. Since the date of our IPO through to December 31, 2016, our compounded annual growth rate was 150.0%. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, we expect our annual growth rate to decelerate in the future.

As of December 31, 2016, our portfolio consisted of 246 properties located in 29 states with approximately 10,883,601 net leasable square feet, which were approximately 96.1% leased with a weighted average remaining lease term of approximately 8.5 years. As of December 31, 2016, approximately 78.4% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $800 million and $1 billion of real estate during 2017, including the 2017 acquisitions described in this report, subject to favorable capital market conditions.

As of December 31, 2016, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year (1)	Portfolio Lease Expirations
MTM (2)	0.8%
2017	3.7%
2018	4.5%
2019	4.5%
2020	3.8%
2021	5.1%
2022	3.9%
2023	4.4%
2024	7.2%
2025	7.8%
2026	27.7%
Thereafter:	22.7%
Total	96.1%

(1)	“MTM” means month-to-month.

(2)	Includes 3 leases which expired on December 31, 2016, representing 0.1% of portfolio leasable square feet.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 87.5% of the annualized base rent payments from our properties as of December 31, 2016 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. However, in each of December 2015 and December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and we expect interest rates to continue to rise at a measured pace. In addition, in the latter part of 2016, U.S. government bond prices fell significantly, which is generally inversely correlated with rising interest rates. An increase in interest rates will affect our cost of borrowing (including with respect to our currently outstanding debt not subject to a fixed interest rate) and could adversely affect our business, our financial results and our ability to complete property acquisitions.

Approximately 9.9% of the annualized base rent payments from our properties as of December 31, 2016 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

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

We believe that shifting consumer preferences, limited space in hospitals, the desire of patients and healthcare providers to limit non-essential services provided in a hospital setting, and cost considerations, among other trends, continue to drive the industry trend of performing procedures in outpatient facilities that have traditionally been performed in hospitals, such as surgeries and other invasive medical procedures. As these trends continue, we believe that demand for medical office buildings and similar healthcare properties will continue to rise, and that our investment strategy accounts for these trends.

We may invest opportunistically in life science facilities, assisted living, and independent senior living facilities and in the longer term, senior housing properties, including skilled nursing. Consistent with our qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of December 31, 2016, owned approximately 97.5% of the OP Units. As of February 17, 2017, we have 135,999,067 common shares outstanding.

Key Transactions in 2016

During 2016, we completed acquisitions of 95 operating healthcare properties (including 5 condominium units and the CHI Portfolio) and 1 land parcel, located in 23 states for an aggregate purchase price of approximately $1.27 billion. In addition, we funded $14.2 million of other investments, including the issuance of loans, the acquisition of an equity interest in a joint venture, and buyouts of noncontrolling interests, resulting in total investments of $1.29 billion. Acquisitions are detailed in Note 3 to our consolidated financial statements included in Item 8 to this report.

During 2016, we entered into separate agreements to purchase 52 medical office facilities (which we now treat as 53 medical office facilities because we consider a certain condominium property as being separate from a nearby surgical center property) from regional health systems controlled by Catholic Health Initiatives (“CHI”) containing 3,159,495 rentable square feet located in 10 states (the “CHI Portfolio”). To date, we have completed the acquisition of 49 of the properties in the CHI Portfolio representing 3,016,926 net leasable square feet. We elected not to complete the acquisition of 2 of the CHI Portfolio properties. We still have one property under one of the original agreements to purchase a medical office facility in Fruitland, Idaho for $4.8 million, and we entered into a separate agreement to purchase a newly constructed medical office facility in Omaha, Nebraska for approximately $33.4 million that is 100% leased and will be 100% occupied by CHI’s affiliate, Creighton University Medical Center, upon its completion of certain tenant improvements. We anticipate closing on the Omaha, Nebraska medical office facility during the first quarter of 2017 and on the Fruitland, Idaho medical office facility later in 2017.

In addition, we completed several key financing transactions during fiscal year 2016, which are summarized under the heading “Liquidity and Capital Resources” below.

Certain Government Regulations

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

The Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively, the “Health Reform Laws”) are changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of the Affordable Care Act are significant and are being implemented in a phased approach which began in 2010. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act, or the effect of any potential changes made to the Affordable Care Act or other healthcare laws and programs. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants, and strategic partners and consequently us.

On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Affordable Care Act but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allow states not to participate in the expansion (and to forego funding for the Medicaid expansion) without losing their existing Medicaid funding. While the U.S. federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay a small percentage of those additional costs. Because the U.S. federal government substantially funds the Medicaid expansion, it is unclear how many states ultimately will elect this option. The participation by states in the Medicaid expansion could have the effect of increasing some of our tenants’ revenues but also could be a strain on U.S. federal government and state budgets.

Since the enactment of the Affordable Care Act, there have been multiple attempts through legislative action and legal challenge to repeal or amend the law, including the case that was before the U.S. Supreme Court, King v. Burwell.  Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally-facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Reform Laws, we cannot predict whether other current or future efforts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators or tenants and their ability to meet their obligations to us.

President Trump and leadership in Congress have publicly stated their intention to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. We cannot predict the effect of this Executive Order on the Affordable Care Act, or whether the attempt to repeal and replace the law will be successful.

Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be adversely affected as well.

Recent Developments

On December 22, 2016, the Trust’s Board of Trustees authorized and we declared a cash distribution of $0.225 per common share and common OP Unit for the quarterly period ended December 31, 2016. The distribution was paid on January 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on January 5, 2017.

On January 12, 2017, 91,236 Series A Preferred Units issued in conjunction with the Nashville MOB acquisition were redeemed for a total value of $20.0 million.

2017 Property Acquisitions

Since January 1, 2017, we have completed acquisitions of 4 healthcare properties for an aggregate purchase price of $109.5 million containing an aggregate of 238,312 net leasable square feet. In addition, we funded an aggregate $2.3 million of loans in 2 separate transactions, resulting in aggregate investment activity of $111.8 million. Property acquisitions subsequent to January 1, 2017 are summarized below.

Property(1)	Location	Acquisition Date	Investment (in thousands)
Orthopedic Associates MOB	Flower Mound, TX	January 5, 2017	$18,800
Medical Arts Center at Hartford	Plainville, CT	January 11, 2017	30,300
CareMount Portfolio (2 MOBs)	Lake Katrine / Rhinebeck, NY	February 14, 2017	60,400
			$109,500

We expect to acquire between $800 million and $1 billion of real estate during 2017, including the approximately $109.5 million of acquisitions described above.

Assets Slated for Disposition

The Company has determined that certain past and future rental payments and prepaid expenses from 4 assets affiliated with Foundation Healthcare, Inc. (OTC: FDNH) (“Foundation Healthcare”) may be uncollectible at this time and has reserved approximately $3.7 million against previously recognized rental revenue, prepaid expenses, and deferred rent. $1.1 million of this charge is attributable to a lease default by Foundation Healthcare’s wholly-owned subsidiary that rented a medical office facility from us in Oklahoma City, Oklahoma. We have entered in to a purchase and sale agreement to sell this medical office building for $15.3 million. The closing of the sale of this property is subject to customary closing conditions, and no assurance can be made that we will complete the sale of this property or as to the timing or terms of any such sale.

Approximately $2.6 million of this charge is attributable to obligations under 3 separate leases for 2 surgical hospitals and a medical office building leased to Foundation Healthcare-physician joint ventures in San Antonio and El Paso, Texas. The Company is actively working with Foundation Healthcare and the physician co-owners in each separate surgical hospital involved to transfer Foundation Healthcare’s interest in each joint venture, shift management away from Foundation Healthcare, and collect past due rent and expenses. Each location is attracting significant interest from surgical hospital management and ownership companies. The Company cannot make any assurance that all or any of the past due rent or prepaid expenses will be collected or that the transfer of joint venture ownership interests from FDNH to a new surgical hospital management company will occur.

Both the Foundation Surgical Hospital of San Antonio and the Foundation Surgical Hospital of El Paso have operated continuously, during 2016 and during this process, and we do not anticipate any disruption in service by either surgical hospital. These three assets and an additional medical office building leased to the Foundation Healthcare-physician joint venture in San Antonio have been slated for disposition.

Separately, we have entered into definitive purchase agreements to sell four medical office buildings in Georgia from our legacy portfolio, which consist of 80,292 square feet in the aggregate for a purchase price of $18.2 million.

In total, the 9 assets slated for disposition contain 319,085 square feet of gross leasable area, and the Company currently estimates that these properties will be sold for approximately $100 million to $125 million in the aggregate. No assurance can be made, however, that any or all of the properties will be sold, that the Company will receive the anticipated consideration for the sale of any or all of the properties, or as to the timing of any such sale or sales.

Components of Our Revenues, Expenses, and Cash Flow

Revenues

Revenues consist primarily of the rental revenues and property operating expense recoveries we collect from tenants pursuant to our leases. Additionally, we recognize certain cash and non-cash revenues. These cash and non-cash revenues are highlighted below.

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants, straight-lining of contractual rents, and below-market lease amortization reduced by lease inducements and above-market lease amortization.

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

Impairment loss. We review long-lived assets every quarter for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. Impairment losses are recorded when indicators of impairment are present and the carrying amount of the asset is greater than the sum of future undiscounted cash flows expected to be generated by that asset over the remaining expected holding period. If such criteria are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.

Equity in income of unconsolidated entities. We recognize our 40% share of earnings and losses from the entity that owns the land under Crescent City Surgical Centre.

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

Results of Operations

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015.

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015	Change	%
Revenues:
Rental revenues	$186,301	$103,974	$82,327	79.2
Expense recoveries	45,875	21,587	24,288	112.5
Interest income on real estate loans and other	8,858	3,880	4,978	128.3
Total revenues	241,034	129,441	111,593	86.2
Expenses:
Interest expense	23,864	10,636	13,228	124.4
General and administrative	18,397	14,908	3,489	23.4
Operating expenses	65,999	31,026	34,973	112.7
Depreciation and amortization	86,589	45,471	41,118	90.4
Acquisition expenses	14,778	14,893	(115)	(0.8)
Total expenses	209,627	116,934	92,693	79.3
Income before equity in income of unconsolidated entity and gain on sale of investment properties:	31,407	12,507	18,900	151.1
Equity in income of unconsolidated entities	115	104	11	10.6
Gain on sale of investment properties	—	130	(130)	NM
Net income	$31,522	$12,741	$18,781	147.4
NM = Not Meaningful

Revenues

Total revenues increased $111.6 million, or 86.2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $82.3 million, or 79.2%, from $104.0 million for the year ended December 31, 2015 to $186.3 million for the year ended December 31, 2016. The increase in rental revenues primarily resulted from our 2016 and 2015 acquisitions which resulted in additional rental revenue of $52.1 million and $31.3 million, respectively.

Expense recoveries. Expense recoveries increased $24.3 million, or 112.5%, for the for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in expense recoveries primarily resulted from our 2016 and 2015 acquisitions which resulted in additional expense recoveries of $14.0 million and $10.2 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $5.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Loan transactions completed during the prior twelve months resulted in $1.9 million of increased interest revenue, while other income increased $2.9 million relative to the prior year due to the buyout of a purchase option ($2.1 million) and the write-off of an expired contingent liability ($0.8 million).

Expenses

Total expenses increased by $92.7 million, or 79.3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. An analysis of selected expenses follows.

Interest expense. Interest expense for the year ended December 31, 2016 was $23.9 million compared to $10.6 million for the year ended December 31, 2015, representing an increase of $13.2 million, or 124.4%. An increase of $7.9 million resulted from the issuance of our senior notes, an increase of $3.5 million resulted from borrowings under the term loan provision of our unsecured credit facility, an increase of $1.0 million resulted from the amortization deferred financing fees on our credit facility, and an increase of $0.9 million was the result of an increase in interest on new mortgage debt.

General and administrative. General and administrative expenses increased $3.5 million or 23.4%, from $14.9 million during the year ended December 31, 2015 to $18.4 million during the year ended December 31, 2016. The increase included salaries and benefits of $2.0 million (including non-cash share compensation of $0.8 million), increased office expenditures of $0.7 million, and increased travel expenditures of $0.3 million.

Operating expenses. Operating expenses increased $35.0 million or 112.7%, from $31.0 million during the year ended December 31, 2015 to $66.0 million during the year ended December 31, 2016. The increase is primarily due to our 2016 and 2015 property acquisitions which resulted in additional operating expenses of $19.8 million and $11.8 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $41.1 million, or 90.4%, from $45.5 million during the year ended December 31, 2015 to $86.6 million during the year ended December 31, 2016. The increase is due to our 2016 and 2015 property acquisitions which resulted in additional depreciation and amortization of $24.5 million and $15.1 million, respectively.

Acquisition expenses. Acquisition expenses decreased $0.1 million, or 0.8%, from $14.9 million during the year ended December 31, 2015 to $14.8 million during the year ended December 31, 2016. During the twelve month periods ending December 31, 2016 and 2015, we acquired $735.8 million and $779.2 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the year ended December 31, 2015 compared to the year ended December 31, 2016 is not significant.

Gain on sale of property. On March 26, 2015, the Company sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million, resulting in an insignificant loss. On July 31, 2015, the Company sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million, realizing a gain of $0.1 million. We have not disposed of any properties during the year ended December 31, 2016.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014.

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014	Change	%
Revenues:
Rental revenues	$103,974	$46,397	$57,577	124.1
Expense recoveries	21,587	5,871	15,716	267.7
Interest income on real estate loans and other	3,880	1,066	2,814	264.0
Total revenues	129,441	53,334	76,107	142.7
Expenses:
Interest expense	10,636	6,907	3,729	54.0
General and administrative	14,908	11,440	3,468	30.3
Operating expenses	31,026	10,154	20,872	205.6
Depreciation and amortization	45,471	16,731	28,740	171.8
Acquisition expenses	14,893	10,897	3,996	36.7
Impairment loss	—	1,750	(1,750)	NM
Total expenses	116,934	57,879	59,055	102.0
Gain (loss) before equity in income of unconsolidated entity and gain on sale of investment properties:	12,507	(4,545)	17,052	(375.2)
Equity in income of unconsolidated entity	104	95	9	9.5
Gain on sale of investment properties	130	32	98	306.3
Net income (loss)	$12,741	$(4,418)	$17,159	(388.4)
NM = Not Meaningful

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

Gain on sale of investment properties. On March 26, 2015, the Company sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million, resulting in an insignificant loss. On July 31, 2015, the Company sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million, realizing a gain of $0.1 million. On September 19, 2014, the Company sold a 2,000 square foot medical office building condominium unit located in Florida for approximately $0.3 million, resulting in an insignificant gain.

Cash Flows

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015 (in thousands).

	2016	2015
Cash provided by operating activities	$124,779	$61,352
Cash used in investing activities	(1,261,176)	(801,716)
Cash provided by financing activities	1,148,745	727,584
Increase (decrease) in cash and cash equivalents	$12,348	$(12,780)

Cash flows from operating activities. Cash flows provided by operating activities was $124.8 million during the twelve months ended December 31, 2016 compared to $61.4 million during the twelve months ended December 31, 2015, representing an increase of $63.4 million. This change is primarily attributable to the increased operating cash flows resulting from our 2016 and 2015 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $1.26 billion during the twelve months ended December 31, 2016 compared to cash flows used in investing activities of $801.7 million during the twelve months ended December 31, 2015, representing a change of $459.5 million. The increase in cash flows used in investing activities was primarily attributable to our $492.3 million increase in acquisition activity over the prior year, partially offset by reductions in cash used to fund real estate loans and notes totaling $32.7 million.

Cash flows from financing activities. Cash flows provided by financing activities was $1.15 billion during the twelve months ended December 31, 2016 compared to cash flows provided by financing activities of $727.6 million during the twelve months ended December 31, 2015, representing an increase of $421.1 million. The 2016 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $766.8 million, $1.18 billion of proceeds from the credit facility, and $225.0 million from our issuance of senior notes. These were partially offset by the $925.0 million of payoffs on our credit facility and $104.9 million of dividends paid.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014 (in thousands).

	2015	2014
Net cash provided by operating activities	$61,352	$13,295
Net cash used in investing activities	(801,716)	(518,810)
Net cash provided by financing activities	727,584	464,960
Decrease in cash and cash equivalents	$(12,780)	$(40,555)

Cash flows from operating activities. Cash flows provided by operating activities was $61.4 million during the twelve months ended December 31, 2015 compared to $13.3 million during the twelve months ended December 31, 2014, representing an increase of $48.1 million. This change is attributable to the increased operating cash flows resulting from our 2015 and 2014 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $801.7 million during the twelve months ended December 31, 2015 compared to cash flows used in investing activities of $518.8 million during the twelve months ended December 31, 2014, representing a change of $282.9 million. The increase in cash flows used in investing activities was primarily attributable to our $251.7 million increase in acquisition activity over the prior year.

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

Non-GAAP Financial Measures

This report includes Funds From Operations (FFO), Normalized FFO, Normalized Funds Available For Distribution (FAD), Net Operating Income (NOI), Cash NOI, Same-Store Cash NOI, Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) and Adjusted EBITDA, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet, or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition expenses, acceleration of deferred financing costs, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Net income	$31,522	$12,741
Earnings per share - diluted	$0.22	$0.15

Net income	$31,522	$12,741
Net income attributable to noncontrolling interests - partially owned properties	(716)	(377)
Preferred distributions	(1,857)	(1,189)
Depreciation and amortization expense	86,501	45,445
Depreciation and amortization expense - partially owned properties	(683)	(484)
Gain on the sale of investment properties	—	(130)
FFO applicable to common shares and OP Units	$114,767	$56,006
FFO per common share and OP Unit	$0.88	$0.73
Net change in fair value of derivative	(240)	(166)
Acquisition expenses	14,778	14,893
Write-off of contingent consideration	(840)	—
Normalized FFO applicable to common shares and OP Units	$128,465	$70,733
Normalized FFO per common share and OP Unit	$0.98	$0.92

Weighted average number of common shares and OP Units outstanding	130,466,893	76,792,073

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

The following is a reconciliation from the Trust’s Normalized FFO to Normalized FAD (in thousands):

	Year Ended December 31,
	2016	2015
Net income	$31,522	$12,741
Normalized FFO applicable to common shares and OP Units	$128,465	$70,733

Normalized FFO applicable to common shares and OP Units	$128,465	$70,733
Non-cash share compensation expense	3,920	3,084
Straight-line rent adjustments	(16,226)	(9,000)
Amortization of acquired above/below market leases/assumed debt	2,778	1,832
Amortization of lease inducements	892	572
Amortization of deferred financing costs	2,325	1,373
TI/LC and recurring capital expenditures	(8,087)	(4,988)
Seller master lease and rent abatement payments	1,032	1,321
Normalized FAD applicable to common shares and OP Units	$115,099	$64,927

Net Operating Income (NOI) and Cash NOI

NOI is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties before general and administrative expenses, acquisition expenses, depreciation and amortization expense, interest expense, net change in the fair value of derivative financial instruments, gain or loss on the sale of investment properties, and impairment losses. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Year Ended December 31,
	2016	2015
Net income	$31,522	$12,741
General and administrative	18,397	14,908
Acquisition expenses	14,778	14,893
Depreciation and amortization	86,589	45,471
Interest expense	23,864	10,636
Net change in the fair value of derivative	(240)	(166)
Gain on the sale of investment properties	—	(130)
NOI	$174,910	$98,353

NOI	$174,910	$98,353
Straight-line rent adjustments	(16,226)	(9,000)
Amortization of acquired above/below market leases	3,015	1,832
Amortization of lease inducements	892	572
Seller master lease and rent abatement payments	1,032	1,321
Write-off of contingent consideration	(840)	—
Cash NOI	$162,783	$93,078

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, net change in the fair value of derivative financial instruments, acquisition expenses, non-cash share compensation, and other normalizing items. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015
Net income	$31,522	$12,741
Depreciation and amortization	86,589	45,471
Interest expense	23,864	10,636
Net change in fair value of derivatives	(240)	(166)
EBITDA	$141,735	$68,682
Acquisition expenses	14,778	14,893
Non-cash share compensation expense	3,920	3,084
Write-off of contingent consideration	(840)	—
Adjusted EBITDA	$159,593	$86,659

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

As of December 31, 2016, we had a total of $15.5 million of cash and cash equivalents and $448.9 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

Our ability to access capital in a timely and cost-effective manner is essential to the success of our business strategy as it affects our ability to satisfy existing obligations, including repayment of maturing indebtedness, and to make future investments and acquisitions. Factors such as general market conditions, interest rates, credit ratings on our debt and equity securities, expectations of our potential future earnings and cash distributions, and the trading price of our common shares, each of which are beyond our control and vary or fluctuate over time, all impact our access to and cost of capital. In particular, to the extent interest rates continue to rise, we may experience a decline in the trading price of our common shares, which may impact our decision to conduct equity offerings for capital raising purposes. We will likely also experience higher borrowing costs as interest rates rise, which may also impact our decisions to incur additional indebtedness, or to engage in transactions for which we may need to fund through borrowing.

We expect to continue to utilize equity and debt financings to support our future growth and investment activity. For the twelve months ended December 31, 2016, we raised $225.0 million in senior unsecured notes, originated a $250.0 million senior unsecured term loan, and increased the balance drawn on our senior unsecured revolving credit facility to $401.0 million. A summary of our key financing activities during fiscal year 2016 is included below.

We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our primary unsecured credit facility and the proceeds from financing transactions such as those discussed above. Our investments generate cash from net operating income and principal payments on loans receivable. Permanent financing for future investments, which generally replaces funds drawn under our primary unsecured credit facility, has historically been provided through a combination of the issuance of debt and equity securities and the incurrence or assumption of secured debt.

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We currently are evaluating additional potential investments consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the investment. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, borrowings, including under our unsecured revolving credit facility, or the proceeds from additional issuances of equity or debt securities.

While we intend to sell the nine assets slated for disposition for other business reasons, we currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Credit Facility

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2016, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of December 31, 2016, we were in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by us and imposes customary covenants on us. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

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

As of December 31, 2016, there were $401.0 million of borrowings outstanding under our unsecured revolving credit facility and $448.9 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

Senior Notes

As of December 31, 2016, we had $225.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, as follows: (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, (v) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (vi) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, and (vii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027.

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

Follow-on Equity Offerings

On January 25, 2016, the Trust completed a follow-on public offering of 21,275,000 common shares of beneficial interest, including 2,775,000 common shares issued upon exercise of the underwriters' overallotment option, resulting in net proceeds to us of approximately $321.1 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,275,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility and for general corporate and working capital purposes and funding acquisitions.

On April 11, 2016, the Trust completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $442.6 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 25,875,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under our unsecured revolving credit facility, for general corporate and working capital purposes, for funding acquisitions, and to fund a portion of the purchase price for the CHI Acquisition.

ATM Program

On March 8, 2016, the Company terminated the separate At Market Issuance Sales Agreements with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC, previously entered into on August 19, 2014. There were no sales of common shares pursuant to such At Market Issuance Sales Agreements during fiscal year 2016.

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “2016 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc.,

JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “2016 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300 million, through the Agents (the “2016 ATM Program”). The offering of the common shares from time to time were registered pursuant to the Trust’s Registration Statement on Form S-3ASR (File No. 333-205034), which became automatically effective upon filing with the Commission on June 17, 2015, as amended by Post-Effective Amendment No. 1 to the Registration Statement on Form S-3ASR, filed by the Trust with the Commission on January 19, 2016. In accordance with the 2016 Sales Agreements, the Trust may offer and sell its common shares through any of the 2016 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales also may be made in negotiated transactions or any other method permitted by law.

During 2016, the Trust’s issuance and sale of common shares pursuant to the 2016 ATM Program is as follows (in thousands, except common shares and price):

	2016
	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	—	$—	$—
Quarterly period ended June 30	—	—	—
Quarterly period ended September 30	—	—	—
Quarterly period ended December 31	135,531	19.09	2,561
Year ended December 31	135,531	$19.09	$2,561

As of February 17, 2017, we have $297.4 million remaining available under the 2016 ATM Program.

Dividend Reinvestment and Share Purchase Plan

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of February 17, 2017, we have issued 27,909 common shares under the DRIP since its inception.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements.

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the consolidated statements of operations as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators, adjustments relating to amortization of lease inducements, above and below market leases. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Principles of Consolidation and Combination

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We consolidate our investment in a VIE when we determine that we are the VIE’s primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. We perform this analysis on an ongoing basis.

For property holding entities not determined to be VIEs, we consolidate such entities in which the Operating Partnership owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation. For entities in which the Operating Partnership owns less than 100% of the equity interest, the Operating Partnership consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Operating Partnership records a noncontrolling interest representing equity held by noncontrolling interests.

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

The determination of fair value involves the use of significant judgment and estimation. We make estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and may include the assistance of a third party appraiser. We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over its estimated remaining life. We determine the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio.

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

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC Topic 360, Property, Plant & Equipment (“ASC 360”), to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful life should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investment will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investment and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows is based on a number of factors including the historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell.

Revenue

We recognize rental revenues in accordance with ASC 840, Leases (“ASC 840”). ASC 840 requires that rental revenue and adjustments relating to lease inducements and above and below market leases, be recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due are included in other assets on the consolidated balance sheets. If we determine the collectability of straight-line rents is not reasonably assured, we limit future recognition to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made for the valuation of real estate and related intangibles, valuation of financial instruments, impairment assessments, and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.

REIT Qualification Requirements

We are subject to a number of operational and organizational requirements necessary to qualify and maintain our qualification as a REIT. If we fail to qualify as a REIT or fail to remain qualified as a REIT in any taxable year, our income would be subject to federal income tax at regular corporate rates and potentially increased state and local taxes and could incur substantial tax liabilities which could have an adverse impact upon our results of operations, liquidity, and distributions to our shareholders.

Real Estate Taxes

As owner of our properties, we are ultimately liable for the real estate taxes on our properties. Pursuant to our triple-net lease agreements, tenants generally are responsible, directly or indirectly, for the payment of all real estate taxes assessed on our properties, which are subject to triple-net leases.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet debt.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2016:

		By Period (in thousands)
	Total	Less than 1 Year	2018-2019	2020-2021	2022 and Thereafter
Principal (1)	$999,194	$38,615	$60,016	$414,247	$486,316
Interest – fixed rate debt (1)	120,056	13,611	23,592	21,749	61,104
Interest – variable rate debt (1)	30,314	8,873	15,666	5,775	—
Ground leases and other operating leases	79,586	2,408	4,931	5,014	67,233
Total	$1,229,150	$63,507	$104,205	$446,785	$614,653

(1)	Obligations shown represent 100% of debt service and do not reflect joint venture interests.

Inflation

Historically, inflation has not had a significant impact on the operating performance of our properties. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our lease agreements require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes, and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one embedded derivative, which is recognized as a liability on the consolidated balance sheets in accrued expenses and other liabilities, and is measured at fair value and five interest rate swaps. See Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives) to our consolidated financial statements included in Item 8 to this report for further detail on our embedded derivative and interest rate swaps.

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

Fixed Interest Rate Debt

As of December 31, 2016, our consolidated fixed interest rate debt totaled $315.2 million, which represented 31.5% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 56.6% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of December 31, 2016, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $307.0 million and $315.2 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2016. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of December 31, 2016, our consolidated variable interest rate debt totaled $684.0 million, which represented 68.5% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 43.4% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $434.0 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of December 31, 2016 would change by approximately $4.3 million annually.

Derivative Instruments

As of December 31, 2016, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of December 31, 2016, we had total consolidated indebtedness of approximately $999.2 million. The weighted average interest rate on our consolidated indebtedness was 3.09% (based on the 30-day LIBOR rate as of December 31, 2016, of 0.72%). As of December 31, 2016, we had approximately $434.0 million, or approximately 43.4%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2016 (in thousands).

	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$401,000	Floating	LIBOR + 1.20%	9/18/2020
Senior Unsecured Term Loan (1)	250,000	Fixed	2.87%	6/10/2023
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
Canton Medical Office Building	5,986	Fixed	5.94%	6/6/2017
Firehouse Square	2,628	Fixed	6.58%	9/6/2032
Hackley Medical Center	5,172	Fixed	5.93%	1/6/2017
MeadowView Professional Center	10,031	Fixed	5.81%	6/6/2017
Mid Coast Hospital Medical Office Building (2)	7,385	Floating	LIBOR + 2.25%	5/16/2018
Remington Medical Commons	4,124	Floating	LIBOR + 2.75%	9/28/2017
Valley West Hospital Medical Office Building	4,653	Fixed	4.83%	12/1/2020
Oklahoma City, OK Medical Office Building	7,292	Fixed	4.71%	1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%	1/23/2019
San Antonio, TX Hospital	8,424	Fixed	5.00%	6/26/2022
Savage Medical Office Building	5,605	Fixed	5.50%	2/1/2022
Plaza HCA MOB	11,644	Fixed	6.13%	8/1/2017
St. Luke's Cornwall MOB	9,500	Floating	LIBOR + 3.25%	2/26/2018
Columbia MOB	12,000	Floating	LIBOR + 3.25%	3/21/2018
Honor Health - Scottsdale Hospital	10,000	Fixed	5.41%	7/2/2018
Total principal	999,194
Unamortized deferred financing cost	(8,477)
Unamortized fair value adjustment	438
Total	$991,155

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Physicians Realty Trust
We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Realty Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Physicians Realty Trust's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Partners of Physicians Realty L.P.
We have audited the accompanying consolidated balance sheets of Physicians Realty L.P. (the “Operating Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). We were not engaged to perform an audit of the Operating Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Realty L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2017

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Trustees and Shareholders of Physicians Realty Trust

We have audited Physicians Realty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Physicians Realty Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Physicians Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Physicians Realty Trust and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2017

Physicians Realty Trust
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investment properties:
Land and improvements	$189,759	$130,788
Building and improvements	2,402,643	1,284,863
Tenant improvements	14,133	9,243
Acquired lease intangibles	301,462	205,168
	2,907,997	1,630,062
Accumulated depreciation	(181,785)	(91,250)
Net real estate property	2,726,212	1,538,812
Real estate loans receivable	39,154	39,349
Investment in unconsolidated entity	2,258	1,322
Net real estate investments	2,767,624	1,579,483
Cash and cash equivalents	15,491	3,143
Tenant receivables, net	9,790	2,977
Other assets	95,187	53,283
Total assets	$2,888,092	$1,638,886
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$643,742	$389,375
Notes payable	224,330	—
Mortgage debt	123,083	94,240
Accounts payable	4,423	644
Dividends and distributions payable	32,179	20,783
Accrued expenses and other liabilities	42,287	24,473
Acquired lease intangibles, net	9,253	5,950
Total liabilities	1,079,297	535,465

Redeemable noncontrolling interest – Series A Preferred Units and partially owned properties	26,477	26,960

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 135,966,013 and 86,864,063 common shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,362	872
Additional paid-in capital	1,920,642	1,129,284
Accumulated deficit	(197,261)	(109,024)
Accumulated other comprehensive income	13,708	—
Total shareholders’ equity	1,738,451	1,021,132
Noncontrolling interests:
Operating Partnership	43,142	45,451
Partially owned properties	725	9,878
Total noncontrolling interests	43,867	55,329
Total equity	1,782,318	1,076,461
Total liabilities and equity	$2,888,092	$1,638,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Operations
(in thousands, except share and per share data)

	December 31,
	2016	2015	2014
Revenues:
Rental revenues	$186,301	$103,974	$46,397
Expense recoveries	45,875	21,587	5,871
Interest income on real estate loans and other	8,858	3,880	1,066
Total revenues	241,034	129,441	53,334
Expenses:
Interest expense	23,864	10,636	6,907
General and administrative	18,397	14,908	11,440
Operating expenses	65,999	31,026	10,154
Depreciation and amortization	86,589	45,471	16,731
Acquisition expenses	14,778	14,893	10,897
Impairment loss	—	—	1,750
Total expenses	209,627	116,934	57,879
Income (loss) before equity in income of unconsolidated entities and gain on sale of investment properties:	31,407	12,507	(4,545)
Equity in income of unconsolidated entities	115	104	95
Gain on sale of investment properties	—	130	32
Net income (loss)	31,522	12,741	(4,418)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(825)	(576)	695
Partially owned properties (1)	(716)	(377)	(314)
Net income (loss) attributable to controlling interest	29,981	11,788	(4,037)
Preferred distributions	(1,857)	(1,189)	—
Net income (loss) attributable to common shareholders	$28,124	$10,599	$(4,037)
Net income (loss) per share:
Basic	$0.22	$0.15	$(0.12)
Diluted	$0.22	$0.15	$(0.12)
Weighted average common shares:
Basic	126,143,114	72,750,724	33,063,093
Diluted	130,466,893	76,792,073	33,063,093
Dividends and distributions declared per common share and OP unit	$0.90	$0.90	$0.90

(1)
Includes $0.1 million of net income attributable to redeemable noncontrolling interests for the year ended December 31, 2016. No such adjustments are required for the years ended December 31, 2015 and 2014.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2016	2015	2014
Net income (loss)	$31,522	$12,741	$(4,418)
Other comprehensive income:
Change in fair value of interest rate swap agreements	13,708	—	—
Total other comprehensive income	13,708	—	—
Comprehensive income (loss)	45,230	12,741	(4,418)
Comprehensive (income) loss attributable to noncontrolling interests - Operating Partnership	(1,162)	(576)	695
Comprehensive (income) loss attributable to noncontrolling interests - Partially owned properties	(716)	(377)	(314)
Comprehensive income (loss) attributable to common shareholders	$43,352	$11,788	$(4,037)

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(in thousands)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$215	$213,359	$(8,670)	$—	$204,904	$35,310	$623	$35,933	$240,837
Net proceeds from sale of common shares	272	350,113	—	—	350,385	—	—	—	350,385
Restricted share award grants	2	2,100	(42)	—	2,060	—	—	—	2,060
Issuance of common shares in connection with the Ziegler shared service amendment payment	1	1,799	—	—	1,800	—	—	—	1,800
Purchase of OP Units	—	—	—	—	—	(7,546)	—	(7,546)	(7,546)
Conversion of OP Units	20	13,266	—	—	13,286	(13,286)	—	(13,286)	—
Dividends/distributions declared	—	—	(39,048)	—	(39,048)	(3,265)	—	(3,265)	(42,313)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	5,380	—	—	5,380	(5,380)	—	(5,380)	—
Issuance of OP Units in connection with acquisition	—	—	—	—	—	28,589	—	28,589	28,589
Distributions	—	—	—	—	—	—	(185)	(185)	(185)
Net (loss) income	—	—	(4,037)	—	(4,037)	(695)	314	(381)	(4,418)
Balance at December 31, 2014	510	586,017	(51,797)	—	534,730	33,727	752	34,479	569,209
Net proceeds from sale of common shares	361	544,756	—	—	545,117	—	—	—	545,117
Restricted share award grants, net	1	3,191	(284)	—	2,908	—	—	—	2,908
Purchase of OP Units	—	—	—	—	—	(1,088)	—	(1,088)	(1,088)
Conversion of OP Units	—	171	—	—	171	(171)	—	(171)	—
Dividends/distributions declared	—	—	(67,542)	—	(67,542)	(3,344)	—	(3,344)	(70,886)
Preferred distributions	—	—	(1,189)	—	(1,189)	—	—	—	(1,189)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	10,973	—	10,973	10,973
Contributions	—	—	—	—	—	—	8,962	8,962	8,962
Distributions	—	—	—	—	—	—	(213)	(213)	(213)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(73)	—	—	(73)	—	—	—	(73)
Net income	—	—	11,788	—	11,788	576	377	953	12,741
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(4,778)	—	—	(4,778)	4,778	—	4,778	—
Balance at December 31, 2015	872	1,129,284	(109,024)	—	1,021,132	45,451	9,878	55,329	1,076,461
Net proceeds from sale of common shares	473	766,368	—	—	766,841	—	—	—	766,841
Restricted share award grants, net	1	4,893	(460)	—	4,434	—	—	—	4,434
Purchase of OP Units	—	—	—	—	—	(3,671)	—	(3,671)	(3,671)
Conversion of OP Units	6	11,613	—	—	11,619	(11,619)	—	(11,619)	—
Dividends/distributions declared	—	—	(115,901)	—	(115,901)	(3,106)	—	(3,106)	(119,007)
Preferred distributions	—	—	(1,857)	—	(1,857)	—	—	—	(1,857)
Issuance of common shares and OP Units in connection with acquisitions	10	17,069	—	—	17,079	6,869	(100)	6,769	23,848
Contributions	—	—	—	—	—	—	50	50	50
Distributions	—	—	—	—	—	—	(543)	(543)	(543)
Change in market value of Redeemable Noncontrolling Interests in Operating Partnership	—	(245)	—	—	(245)	—	—	—	(245)
Reclassification of Noncontrolling Interest - partially owned properties	—	—	—	—	—	—	(8,514)	(8,514)	(8,514)
Buyout of Noncontrolling Interests - partially owned properties	—	53	—	—	53	—	(664)	(664)	(611)
Change in fair value of interest rate swap agreements	—	—	—	13,708	13,708	—	—	—	13,708
Net income	—	—	29,981	—	29,981	825	618	1,443	31,424
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(8,393)	—	—	(8,393)	8,393	—	8,393	—
Balance at December 31, 2016	$1,362	$1,920,642	$(197,261)	$13,708	$1,738,451	$43,142	$725	$43,867	$1,782,318

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$31,522	$12,741	$(4,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	86,589	45,471	16,731
Amortization of deferred financing costs	2,325	1,373	1,097
Amortization of lease inducements and above/below market lease intangibles	3,906	2,577	571
Straight-line rental revenue/expense	(16,226)	(9,000)	(4,366)
Amortization of above market assumed debt	(236)	(173)	—
Gain on sale of investment properties	—	(130)	(32)
Equity in income of unconsolidated entities	(115)	(104)	(95)
Distribution from unconsolidated entities	82	106	71
Change in fair value of derivatives	(240)	(166)	(161)
Provision for bad debts	2,310	69	9
Non-cash share compensation	4,894	3,798	2,422
Ziegler shared service amendment payment	—	—	1,800
Write-off of contingent consideration	(840)	—	—
Impairment on investment properties	—	—	1,750
Change in operating assets and liabilities:
Tenant receivables	(10,058)	(2,836)	(986)
Other assets	(20,387)	(630)	(3,518)
Accounts payable	3,779	(56)	(136)
Accrued expenses and other liabilities	37,474	8,312	2,556
Net cash provided by operating activities	124,779	61,352	13,295
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	—	3,039	235
Acquisition of investment properties, net	(1,245,128)	(752,807)	(501,127)
Capital expenditures on existing investment properties	(11,304)	(4,988)	(900)
Pay down of contingent consideration	—	(999)	—
Real estate loans receivable	(10,207)	(22,359)	(15,386)
Note receivable	—	(20,545)	—
Repayment of real estate loan receivable	11,336	—	—
Repayment of note receivable	4,118	—	—
Leasing commissions	(1,034)	(579)	(100)
Lease inducements	(8,957)	(2,478)	(1,532)
Net cash used in investing activities	(1,261,176)	(801,716)	(518,810)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	766,841	545,117	350,384
Proceeds from credit facility borrowings	1,181,000	620,000	395,200
Payment on credit facility borrowings	(925,000)	(363,000)	(257,200)
Proceeds from issuance of mortgage debt	39,500	—	26,550
Proceeds from issuance of senior unsecured notes	225,000	—	—
Principal payments on mortgage debt	(10,232)	(2,022)	(6,549)
Debt issuance costs	(4,816)	(3,105)	(3,887)
Dividends paid - shareholders	(104,908)	(63,720)	(28,104)
Distributions to noncontrolling interest - Operating Partnership	(3,162)	(3,216)	(3,382)
Preferred distributions paid - OP Unit holder	(1,508)	(563)	—
Distributions to noncontrolling interest - partially owned properties	(543)	(213)	(185)
Purchase of Series A Preferred Units	(9,756)	—	—
Purchase of OP Units	(3,671)	(1,088)	(7,546)
Common shares repurchased and retired	—	(606)	(321)
Net cash provided by financing activities	1,148,745	727,584	464,960
Net increase (decrease) in cash and cash equivalents	12,348	(12,780)	(40,555)
Cash and cash equivalents, beginning of year	3,143	15,923	56,478
Cash and cash equivalents, end of year	$15,491	$3,143	$15,923
Supplemental disclosure of cash flow information - interest paid during the year	$17,151	$9,550	$5,606
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$13,708	$—	$—
Supplemental disclosure of noncash activity - assumed debt	$—	$18,690	$15,283
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$6,769	$40,376	$28,589
Supplemental disclosure of noncash activity - contingent consideration	$156	$2,718	$840

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investment properties:
Land and improvements	$189,759	$130,788
Building and improvements	2,402,643	1,284,863
Tenant improvements	14,133	9,243
Acquired lease intangibles	301,462	205,168
	2,907,997	1,630,062
Accumulated depreciation	(181,785)	(91,250)
Net real estate property	2,726,212	1,538,812
Real estate loans receivable	39,154	39,349
Investment in unconsolidated entity	2,258	1,322
Net real estate investments	2,767,624	1,579,483
Cash and cash equivalents	15,491	3,143
Tenant receivables, net	9,790	2,977
Other assets	95,187	53,283
Total assets	$2,888,092	$1,638,886
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$643,742	$389,375
Notes payable	224,330	—
Mortgage debt	123,083	94,240
Accounts payable	4,423	644
Dividends and distributions payable	32,179	20,783
Accrued expenses and other liabilities	42,287	24,473
Acquired lease intangibles, net	9,253	5,950
Total liabilities	1,079,297	535,465

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	26,477	26,960

Capital:
Partners’ capital:
General partners’ capital, 135,966,013 and 86,864,063 units issued and outstanding as of December 31, 2016 and 2015, respectively	1,724,743	1,021,132
Limited partners’ capital, 3,436,207 and 3,879,115 units issued and outstanding as of December 31, 2016 and 2015, respectively	43,142	45,451
Accumulated other comprehensive income	13,708	—
Total partners’ capital	1,781,593	1,066,583
Noncontrolling interest - partially owned properties	725	9,878
Total capital	1,782,318	1,076,461
Total liabilities and capital	$2,888,092	$1,638,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Operations
(in thousands, except unit and per unit data)

	December 31,
	2016	2015	2014
Revenues:
Rental revenues	$186,301	$103,974	$46,397
Expense recoveries	45,875	21,587	5,871
Interest income on real estate loans and other	8,858	3,880	1,066
Total revenues	241,034	129,441	53,334
Expenses:
Interest expense	23,864	10,636	6,907
General and administrative	18,397	14,908	11,440
Operating expenses	65,999	31,026	10,154
Depreciation and amortization	86,589	45,471	16,731
Acquisition expenses	14,778	14,893	10,897
Impairment loss	—	—	1,750
Total expenses	209,627	116,934	57,879
Income (loss) before equity in income of unconsolidated entities, gain on sale of investment property, and noncontrolling interests:	31,407	12,507	(4,545)
Equity in income of unconsolidated entities	115	104	95
Gain on sale of investment properties	—	130	32
Net income (loss)	31,522	12,741	(4,418)
Net income attributable to noncontrolling interests - partially owned properties (1)	(716)	(377)	(314)
Net income (loss) attributable to controlling interest	30,806	12,364	(4,732)
Preferred distributions	(1,857)	(1,189)	—
Net income (loss) attributable to common unitholders	$28,949	$11,175	$(4,732)
Net income (loss) per common unit:
Basic	$0.22	$0.15	$(0.12)
Diluted	$0.22	$0.15	$(0.12)
Weighted average common units:
Basic	129,835,209	76,459,218	36,881,712
Diluted	130,466,893	76,792,073	36,881,712
Distributions declared per common unit	$0.90	$0.90	$0.90

(1)
Includes $0.1 million of net income attributable to redeemable noncontrolling interests for the year ended December 31, 2016. No such adjustments are required for the years ended December 31, 2015 and 2014.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2016	2015	2014
Net income (loss)	$31,522	$12,741	$(4,418)
Other comprehensive income:
Change in fair value of interest rate swap agreements	13,708	—	—
Total other comprehensive income	13,708	—	—
Comprehensive income (loss)	45,230	12,741	(4,418)
Comprehensive (income) loss attributable to noncontrolling interests - Partially owned properties	(716)	(377)	(314)
Comprehensive income (loss) attributable to common unitholders	$44,514	$12,364	$(4,732)

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(in thousands)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Partners’ Capital
Balance at December 31, 2013	$204,904	$35,310	$—	$240,214	$623	$240,837
Net proceeds from sale of Trust common shares and issuance of common units	350,385	—	—	350,385	—	350,385
Trust Restricted share award grants	2,060	—	—	2,060	—	2,060
Issuance of common shares in connection with the Ziegler shared service amendment payment	1,800	—	—	1,800	—	1,800
Purchase of OP Units	—	(7,546)	—	(7,546)	—	(7,546)
Conversion of OP Units	13,286	(13,286)	—	—	—	—
OP Units - distributions	(39,048)	(3,265)	—	(42,313)	—	(42,313)
Adjustments for Limited Partners ownership in Operating Partnership	5,380	(5,380)	—	—	—	—
Issuance of OP Units in connection with acquisition	—	28,589	—	28,589	—	28,589
Distributions	—	—	—	—	(185)	(185)
Net (loss) income	(4,037)	(695)	—	(4,732)	314	(4,418)
Balance at December 31, 2014	534,730	33,727	—	568,457	752	569,209
Net proceeds from sale of Trust common shares and issuance of common units	545,117	—	—	545,117	—	545,117
Trust Restricted share award grants, net	2,908	—	—	2,908	—	2,908
Purchase of OP Units	—	(1,088)	—	(1,088)	—	(1,088)
Conversion of OP Units	171	(171)	—	—	—	—
OP Units - distributions	(67,542)	(3,344)	—	(70,886)	—	(70,886)
Preferred distributions	(1,189)	—	—	(1,189)	—	(1,189)
Issuance of OP Units in connection with acquisition	—	10,973	—	10,973	—	10,973
Contributions	—	—	—	—	8,962	8,962
Distributions	—	—	—	—	(213)	(213)
Change in market value of Redeemable Limited Partners	(73)	—	—	(73)	—	(73)
Net (loss) income	11,788	576	—	12,364	377	12,741
Adjustments for Limited Partners ownership in Operating Partnership	(4,778)	4,778	—	—	—	—
Balance at December 31, 2015	1,021,132	45,451	—	1,066,583	9,878	1,076,461
Net proceeds from sale of Trust common shares and issuance of common units	766,841	—	—	766,841		766,841
Trust Restricted share award grants, net	4,434	—	—	4,434		4,434
Purchase of OP Units	—	(3,671)	—	(3,671)		(3,671)
Conversion of OP Units	11,619	(11,619)	—	—		—
OP Units - distributions	(115,901)	(3,106)	—	(119,007)		(119,007)
Preferred distributions	(1,857)	—	—	(1,857)		(1,857)
Issuance of OP Units in connection with acquisition	17,079	6,869	—	23,948	(100)	23,848
Contributions	—	—	—	—	50	50
Distributions	—	—	—	—	(543)	(543)
Change in market value of Redeemable Limited Partners	(245)	—	—	(245)		(245)
Reclassification of Noncontrolling Interest - partially owned properties	—	—	—	—	(8,514)	(8,514)
Buyout of Noncontrolling Interest - partially owned properties	53	—	—	53	(664)	(611)
Change in fair value of interest rate cap agreements	—	—	13,708	13,708		13,708
Net income	29,981	825	—	30,806	618	31,424
Adjustments for Limited Partners ownership in Operating Partnership	(8,393)	8,393		—	—	—
Balance at December 31, 2016	$1,724,743	$43,142	$13,708	$1,781,593	$725	$1,782,318

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$31,522	$12,741	$(4,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	86,589	45,471	16,731
Amortization of deferred financing costs	2,325	1,373	1,097
Accelerated amortization of deferred financing costs	—	—	—
Amortization of lease inducements and above/below market lease intangibles	3,906	2,577	571
Straight-line rental revenue/expense	(16,226)	(9,000)	(4,366)
Amortization of above market assumed debt	(236)	(173)	—
Gain on sale of investment properties	—	(130)	(32)
Equity in income of unconsolidated entities	(115)	(104)	(95)
Distribution from unconsolidated entities	82	106	71
Change in fair value of derivatives	(240)	(166)	(161)
Provision for bad debts	2,310	69	9
Non-cash share compensation	4,894	3,798	2,422
Ziegler shared service amendment payment	—	—	1,800
Write-off of contingent consideration	(840)	—	—
Impairment on investment properties	—	—	1,750
Change in operating assets and liabilities:
Tenant receivables	(10,058)	(2,836)	(986)
Other assets	(20,387)	(630)	(3,518)
Accounts payable to related parties		—	—
Accounts payable	3,779	(56)	(136)
Accrued expenses and other liabilities	37,474	8,312	2,556
Net cash provided by operating activities	124,779	61,352	13,295
Cash Flows from Investing Activities:
Proceeds on sales of investment property	—	3,039	235
Acquisition of investment properties, net	(1,245,128)	(752,807)	(501,127)
Capital expenditures on existing investment properties	(11,304)	(4,988)	(900)
Pay down of contingent consideration	(10,207)	(999)	—
Real estate loans receivable	11,336	(22,359)	(15,386)
Repayment of real estate loan receivable	4,118	—	—
Note receivable	—	(20,545)	—
Leasing commissions	(1,034)	(579)	(100)
Lease Inducements	(8,957)	(2,478)	(1,532)
Net cash used in investing activities	(1,261,176)	(801,716)	(518,810)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	766,841	545,117	350,384
Formation transactions	—	—	—
Proceeds from credit facility borrowings	1,181,000	620,000	395,200
Payment on credit facility borrowings	(925,000)	(363,000)	(257,200)
Proceeds from issuance of senior unsecured notes	225,000	—	—
Proceeds from issuance of mortgage debt	39,500	—	26,550
Principal payments on mortgage debt	(10,232)	(2,022)	(6,549)
Debt issuance costs	(4,816)	(3,105)	(3,887)
OP Units distributions - General Partner	(104,908)	(63,720)	(28,104)
OP Units distributions - Limited Partner	(3,162)	(3,216)	(3,382)
Preferred OP Units distributions - Limited Partner	(1,508)	—	—
Distributions to noncontrolling interest - partially owned properties	(543)	(213)	(185)
Purchase of Preferred Limited Partner Units	(9,756)	(563)	—
Purchase of Limited Partner Units	(3,671)	(1,088)	(7,546)
Trust common shares repurchased and retired	—	(606)	(321)
Net cash provided by financing activities	1,148,745	727,584	464,960
Net increase (decrease) in cash and cash equivalents	12,348	(12,780)	(40,555)
Cash and cash equivalents, beginning of year	3,143	15,923	56,478
Cash and cash equivalents, end of year	$15,491	$3,143	$15,923
Supplemental disclosure of cash flow information - interest paid during the year	$17,151	$9,550	$5,606
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$13,708	$—	$—
Supplemental disclosure of noncash activity - assumed debt	$—	$18,690	$15,283
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$6,769	$40,376	$28,589
Supplemental disclosure of noncash activity - contingent consideration	$156	$2,718	$840
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust and Physicians Realty L.P.
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us” or “our” refers to Physicians Realty Trust and Physicians Realty L.P., collectively.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of December 31, 2016, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from the IPO to Physicians Realty L.P. (the “Operating Partnership” and together with the Trust and its consolidated subsidiaries, including the Operating Partnership, the “Company”), a Delaware limited partnership, and is the sole general partner of the Operating Partnership. The Trust and the Operating Partnership are managed and operated as one entity. The Trust has no significant assets other than its investment in the Operating Partnership. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same.

The Trust is a self-managed real estate investment trust (“REIT”) formed primarily to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems.

Equity Offerings

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

On April 11, 2016, the Trust completed a follow-on public offering of 25,875,000 common shares of beneficial interest, including 3,375,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $442.6 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 25,875,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility, for general corporate and working capital purposes, for funding acquisitions, and to fund a portion of the purchase price for the acquisition of medical office facilities (the “CHI Portfolio”) from certain subsidiaries and affiliates of Catholic Health Initiatives (the “CHI Acquisition”).

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

On March 8, 2016, the Company terminated the separate At Market Issuance Sales Agreements with each of MLV & Co. LLC, KeyBanc Capital Markets Inc., JMP Securities LLC, and RBC Capital Markets, LLC, previously entered into on August 19, 2014. There were no sales of common shares pursuant to such At Market Issuance Sales Agreements during fiscal year 2016.

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “2016 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “2016 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “2016 ATM Program”). In accordance with the 2016 Sales Agreements, the Trust may offer and sell its common shares through any of the 2016 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

During 2016, the Trust’s issuance and sale of common shares pursuant to the 2016 ATM Program is as follows (in thousands, except common shares and price):

	2016
	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	—	$—	$—
Quarterly period ended June 30	—	—	—
Quarterly period ended September 30	—	—	—
Quarterly period ended December 31	135,531	19.09	2,561
Year ended December 31	135,531	$19.09	$2,561

As of February 17, 2017, the Trust has $297.4 million remaining available under the 2016 ATM Program.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We consolidate our investment in a VIE when we determine that we are the VIE’s primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. We perform this analysis on an ongoing basis.

For property holding entities not determined to be VIEs, we consolidate such entities in which the Operating Partnership owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation. For entities in which the Operating Partnership owns less than 100% of the equity interest, the Operating Partnership consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Operating Partnership records a noncontrolling interest representing equity held by noncontrolling interests.

Noncontrolling Interests

The Company presents the portion of any equity it does not own in entities that it controls (and thus consolidates) as noncontrolling interests and classifies such interests as a component of consolidated equity, separate from the Company’s total shareholders’ equity, on the consolidated balance sheets.

Operating Partnership: Net income or loss is allocated to noncontrolling interests (limited partners) based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units held by the noncontrolling interests and the Trust. Issuance of additional common shares and OP Units changes the ownership interests of both the noncontrolling interests and the Trust. Such transactions and the related proceeds are treated as capital transactions.

During the year ended December 31, 2016, the Operating Partnership partially funded one property acquisition by issuing an aggregate of 174,085 OP Units valued at approximately $2.9 million on the date of issuance. The acquisition had a total purchase price of approximately $8.5 million. In addition, the Operating Partnership funded the acquisition of the remaining non-controlling interest on a property by issuing an aggregate of 217,549 OP Units valued at approximately $4.0 million.

Noncontrolling interests in the Company include OP Units held by the Predecessor’s prior investors and other investors. As of December 31, 2016 and 2015, the Trust held a 97.5% and 95.7% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Holders of OP Units may not transfer their units without the Trust’s prior written consent, as general partner of the Operating Partnership. Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or for unregistered common shares on a one-for-one basis. Such selection to pay cash or issue common shares to satisfy an OP Unit holder’s redemption request is solely within the control of the Trust. Accordingly, the Trust presents the OP Units of the Operating Partnership held by investors other than the Trust as noncontrolling interests within equity in the consolidated balance sheet.

Partially Owned Properties: The Trust and OP reflect noncontrolling interests in partially owned properties on the balance sheet for the portion of consolidated properties that are not wholly owned by the Company. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statement of operations.

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

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

The Series A Preferred Units were evaluated for embedded features that should be bifurcated and separately accounted for as a freestanding derivative. The Company determined that the Series A Preferred Units contained features that require bifurcation. The Company records the carrying amount of the redeemable noncontrolling interests, less the value of the embedded derivative, at the greater of the carrying value or redemption value. The fair value of the embedded derivative within the Series A Preferred Units is $5.6 million and is included in the consolidated balance sheets in accrued expenses and other liabilities.

On February 5, 2015, the acquisition of the Minnetonka MOB was partially funded with the issuance of 44,685 Series A Preferred Units which were valued at $9.7 million. On December 17, 2015, the acquisition of the Nashville MOB was partially funded with the issuance of 91,236 Series A Preferred Units which were valued at $19.7 million.

On April 1, 2016, the Series A Preferred Units issued in conjunction with the Minnetonka MOB acquisition were redeemed for a total value of $9.8 million. The fair value of the embedded derivative associated with the previously outstanding Series A Preferred Units was $2.7 million which was derecognized in the course of the redemption.

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

During 2016, approximately $8.5 million was reclassified from Noncontrolling interests - partially owned properties to Redeemable noncontrolling interest – Series A Preferred Units and partially owned properties on our consolidated balance sheets due to specific redemption features identified within our investment in a specific property.

Dividends and Distributions

Dividends and distributions for the years ended December 31, 2016, 2015, and 2014 are as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 22, 2016	January 5, 2017	January 18, 2017	$0.225
September 26, 2016	October 6, 2016	October 18, 2016	$0.225
June 23, 2016	July 5, 2016	July 18, 2016	$0.225
March 18, 2016	April 1, 2016	April 18, 2016	$0.225
December 31, 2015	January 15, 2016	January 29, 2016	$0.225
September 28, 2015	October 16, 2015	October 30, 2015	$0.225
July 1, 2015	July 17, 2015	July 31, 2015	$0.225
April 6, 2015	April 17, 2015	May 1, 2015	$0.225
December 30, 2014	January 23, 2015	February 6, 2015	$0.225
September 26, 2014	October 17, 2014	October 30, 2014	$0.225
June 26, 2014	July 18, 2014	August 1, 2014	$0.225
March 27, 2014	April 11, 2014	April 25, 2014	$0.225

Our shareholders are entitled to reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Dividend Reinvestment and Share Purchase Plan (“DRIP”), subject to the terms of the plan.

Tax Status of Dividends and Distributions

Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes generally are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain.

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

The following table sets forth the federal income tax status of distributions per common share and OP Unit for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Per common share and OP Unit:
Ordinary dividends	$0.5325	$0.2693	$0.1257
Qualified dividends	—	—	—
Capital gain distributions	—	—	0.0009
Non-dividend distributions	0.3675	0.6307	0.7734
Total	$0.9000	$0.9000	$0.9000

Purchases of Investment Properties

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

The determination of fair value involves the use of significant judgment and estimation. The Company makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and generally includes the assistance of a third party appraiser. The Company estimates the fair value of buildings acquired on an “as-if-vacant” basis and depreciates the building value over the estimated remaining life of the building. The Company determines the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within the Company’s portfolio.

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

The Company calculates the fair value of any long-term debt assumed by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which the Company approximates based on the rate it would expect to incur on a replacement instrument on the date of acquisition, and recognizes any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

Based on these estimates, the Company recognizes the acquired assets and assumed liabilities at their estimated fair values, which are generally determined using Level 3 inputs, such as market rental rates, capitalization rates, discount rates, or other available market data. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. The Company expenses transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The Company adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Company recognizes an impairment loss at the time it makes any such determination. If the Company determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques, which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data.

The Company did not record impairment charges in the twelve months ended December 31, 2016 and 2015. Impairment charges of $1.8 million were recorded in the year ended December 31, 2014.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, and are no longer depreciated. No properties were classified as held for sale as of December 31, 2016 or 2015, and dispositions during the years ended December 31, 2015 and 2014 did not qualify as discontinued operations.

Investments in Unconsolidated Entities

The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, the Company’s share of the investee’s earnings or losses is included in its consolidated statements of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the equity interest.

During 2014, the Company completed the acquisition of a 40% limited liability company membership interest in Jeff-Orleans Medical Development Real Estate, L.L.C., the entity that owns and leases to the Company the land on which the Crescent City Surgical Centre is situated, for $1.3 million.

During 2016, the Company completed the acquisition of a 43% limited liability company membership interest in Desert Cove MOB, LLC. The entity intends to purchase a Medical Office Building in Scottsdale, AZ with an anticipated purchase price of approximately $6.9 million. The purchase of the MOB will be completed with capital contributed to date by each respective member, as well as the obtaining of project financing of approximately $4.8 million. The Company’s initial investment in the joint venture was $0.9 million.

Real Estate Loans Receivable

Real estate loans receivable consists of eight mezzanine loans and two term loans. Each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the term loans are secured by equity interests in two medical office building developments. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or less from the date of purchase.

The Company is subject to concentrations of credit risk as a result of its temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions in order to mitigate that risk.

Escrow Reserves

The Company is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement. The total reserves as of December 31, 2016 and 2015 are $4.3 million and $4.8 million, respectively, which are included in other assets in the consolidated balance sheets.

Deferred Costs

Deferred costs consist primarily of fees paid to obtain financing and costs associated with the origination of long-term leases on real estate properties. After the purchase of a property, lease commissions incurred to extend in-place leases or generate new lease are added to deferred lease costs. Deferred lease costs are included as a component of other assets and are amortized on a straight-line basis over the terms of their respective agreements. Deferred financing costs are shown as a direct reduction from the related debt liability. The Trust amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield.

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if the derivative instruments do not qualify for, or the Company does not elect to apply for, hedge accounting. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the consolidated statement of equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2016, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the twelve months ended December 31, 2016, the Company recognized a $0.2 million gain as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At December 31, 2016 and 2015, the allowance for doubtful accounts was $2.4 million and $0.1 million, respectively.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $32.0 million and $15.6 million as of December 31, 2016 and 2015, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the average remaining life of the lease.

Expense Recoveries

Expense recoveries relate to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized as expense recovery revenue in the period the applicable expenses are incurred. The reimbursements are recorded at gross, as the Company is generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and bears the credit risk of tenant reimbursement.

The Company has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, the Company does not recognize expense recoveries.

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

As discussed in Note 1 (Organization and Business), the Trust conducts substantially all of its operations through the Operating Partnership. As a partnership, the Operating Partnership generally is not liable for federal income taxes. The income and loss from the operations of the Operating Partnership is included in the tax returns of its partners, including the Trust, who are responsible for reporting their allocable share of the partnership income and loss. Accordingly, no provision for income taxes has been made on the accompanying consolidated financial statements.

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

Contingent Liabilities

The Company records liabilities for contingent consideration (included in accrued expenses and other liabilities on its consolidated balance sheets) at fair value as of the acquisition date and reassesses the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

Related Parties

It is the Company’s policy to make disclosures regarding any transactions in which it participates and in which any related person has a direct or indirect material interest and the amount involved exceeds $120,000 to the extent required by SEC rules. The related person transaction policy is available in the Investor Relations section of the Trust’s website (www.docreit.com) under the tab “Governance Documents.” In 2016, the Company recognized rental revenues totaling $0.6 million from Aurora Health Care, a not-for-profit healthcare provider affiliated with certain members of the Trust’s Board of Trustees.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled, in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is permitted for reporting periods beginning after December 15, 2016. The Company anticipates that adoption of ASU 2014-09 will take place on January 1, 2018 via the modified retrospective approach. Under the full retrospective method, the standard would be applied retrospectively to all reporting periods represented on the financials statements. The modified retrospective approach applies the standard in the year of initial application and presents the cumulative effect of prior periods with an adjustment to beginning retained earnings, with no restatement of comparative periods. As leasing arrangements (which are excluded from ASU 2014-09) represent the primary source of revenue for the Company, the impact of adoption will be limited to the Company’s recognition and presentation of non-lease revenues. The Company continues to evaluate the impact of ASU 2014-09 to its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 requires entities to evaluate whether they should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE") or voting interest entities. The Company adopted ASU 2015-02 on January 1, 2016. Based on the Company’s review and subsequent analysis of the structure of the Company’s legal entities, the Company has concluded that the Operating Partnership is a VIE because the limited partners of the Operating Partnership do not have substantive kick-out or participating rights. The Trust is the general partner and controlling owner of approximately 97.5% of the Operating Partnership and will continue to consolidate the Operating Partnership under this new guidance. With respect to the Company’s investment in unconsolidated joint ventures, the new consolidation standard did not have an impact on previous consolidation conclusions.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. As a result of adopting ASU 2016-02, the Company will recognize all of its operating leases for which it is the lessee, including ground leases, on its consolidated balance sheets. The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company will adopt ASU 2016-09 on January 1, 2017. Adoption is not expected to have have a material impact to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements.

Note 3. Acquisitions and Dispositions

During 2016, the Company completed acquisitions of 95 operating healthcare properties (including 5 condominium units and the CHI Portfolio) and 1 land parcel, located in 23 states, for an aggregate purchase price of approximately $1.27 billion. In addition, the Company completed $0.9 million of joint venture investments, $10.2 million of loan transactions, $2.5 million of redeemable noncontrolling interest buyouts, and $0.6 million of equity buyouts, resulting in total investment activity of approximately $1.29 billion.

This aggregate purchase price does not include near-term capital expenditure commitments of $12.9 million and committed tenant improvement allowances of $8.9 million related to the Company’s acquisition of the CHI Portfolio.

Investment activity for the year ending December 31, 2016 is summarized below:

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Tinseltown - Loan Draws			Jacksonville, FL		$2,192
Randall Road MOB - Suite 380	(3)		Elgin, IL	January 14, 2016	704
Great Falls Hospital	(2)		Great Falls, MT	January 25, 2016	29,043
Monterey Medical Center ASC	(2)		Stuart, FL	February 1, 2016	6,900
Physicians Medical Plaza MOB	(2)	(4)	Indianapolis, IN	February 1, 2016	8,500
Mezzanine Loan - Davis			Minnetonka, MN	February 4, 2016	500
Park Nicollet Clinic	(2)		Chanhassen, MN	February 8, 2016	18,600
HEB Cancer Center	(2)		Bedford, TX	February 12, 2016	13,980
Riverview Medical Center	(2)		Lancaster, OH	February 26, 2016	12,800
St. Luke's Cornwall MOB	(2)		Cornwall, NY	February 26, 2016	14,550
HonorHealth Glendale	(3)		Glendale, AZ	March 15, 2016	9,820
Columbia MOB	(2)		Hudson, NY	March 21, 2016	18,450
St Vincent POB 1	(2)		Birmingham, AL	March 23, 2016	10,951
St Vincent POB 2	(2)		Birmingham, AL	March 23, 2016	7,945
St Vincent POB 3	(2)		Birmingham, AL	March 23, 2016	10,455
Emerson Medical Building	(2)		Creve Coeur, MO	March 24, 2016	14,250
Randall Road MOB - Suite 160	(3)		Elgin, IL	March 24, 2016	865
Patient Partners Surgery Center	(2)		Gallatin, TN	March 30, 2016	4,750
Eye Associates of NM - Santa Fe	(3)		Santa Fe, NM	March 31, 2016	8,739
Eye Associates of NM - Albuquerque	(3)		Albuquerque, NM	March 31, 2016	10,536
Gardendale Surgery Center	(2)		Gardendale, AL	April 11, 2016	7,450
HealthEast - Curve Crest	(2)		Stillwater, MN	April 14, 2016	4,144
HealthEast - Victor Gardens	(2)		Hugo, MN	April 14, 2016	6,025
NOMS - Clyde	(3)		Clyde, OH	May 10, 2016	6,342
Blandford MOB	(3)	(5)	Little Rock, AR	May 11, 2016	2,580
Cardwell MOB	(2)	(5)	Lufkin, TX	May 11, 2016	8,444
Dacono Neighborhood Health	(3)	(5)	Dacono, CO	May 11, 2016	5,152
Franciscan Health	(3)	(5)	Tacoma, WA	May 11, 2016	9,772
Grand Island Specialty Clinic	(3)	(5)	Grand Island, NE	May 11, 2016	2,891
Hot Springs MOB	(2)	(5)	Hot Springs Village, AR	May 11, 2016	3,626
Jewish Medical Center East	(3)	(5)	Louisville, KY	May 11, 2016	85,000
Jewish Medical Center South MOB - 1	(3)	(5)	Shepherdsville, KY	May 11, 2016	17,021
Jewish Medical Plaza I	(2)	(5)	Louisville, KY	May 11, 2016	9,650
Jewish Medical Plaza II	(2)	(5)	Louisville, KY	May 11, 2016	6,124
Jewish OCC	(3)	(5)	Louisville, KY	May 11, 2016	35,600

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Lakeside Three Professional Center	(2)	(5)	Omaha, NE	May 11, 2016	1,581
Lexington Surgery Center	(2)	(5)	Lexington, KY	May 11, 2016	20,169
Medical Arts Pavilion	(2)	(5)	Lufkin, TX	May 11, 2016	6,304
Memorial Outpatient Center	(3)	(5)	Lufkin, TX	May 11, 2016	4,958
Midlands Two Professional Center	(2)	(5)	Papillion, NE	May 11, 2016	1,341
Parkview MOB	(2)	(5)	Little Rock, AR	May 11, 2016	5,060
Peak One ASC	(2)	(5)	Frisco, CO	May 11, 2016	6,587
Physicians Medical Center	(2)	(5)	Tacoma, WA	May 11, 2016	6,782
St. Alexius - Minot Medical Plaza	(3)	(5)	Minot, ND	May 11, 2016	26,570
St. Clare Medical Pavilion	(2)	(5)	Lakewood, WA	May 11, 2016	10,617
St. Joseph Medical Pavilion	(2)	(5)	Tacoma, WA	May 11, 2016	13,320
St. Joseph Office Park	(2)	(5)	Lexington, KY	May 11, 2016	17,228
St. Mary - Caritas Medical II	(2)	(5)	Louisville, KY	May 11, 2016	5,603
St. Mary - Caritas Medical III	(2)	(5)	Louisville, KY	May 11, 2016	842
Thornton Neighborhood Health	(3)	(5)	Thornton, CO	May 11, 2016	3,875
Medical Village at Kissimmee	(2)		Kissimmee, FL	May 26, 2016	4,923
Medical Village at Leesburg	(2)		Leesburg, FL	May 26, 2016	4,576
St. Francis MOB	(2)	(5)	Federal Way, WA	June 2, 2016	14,287
Children's Hospital MOB	(2)		Milwaukee, WI	June 3, 2016	5,850
Jewish Medical Center South MOB - 2	(2)		Shepherdsville, KY	June 8, 2016	4,343
Good Samaritan North Annex Building	(3)	(5)	Kearney, NE	June 28, 2016	2,874
NE Heart Institute Medical Building	(3)	(5)	Lincoln, NE	June 28, 2016	19,600
St. Vincent West MOB	(3)	(5)	Little Rock, AR	June 29, 2016	14,120
Meridan MOB	(3)	(5)	Englewood, CO	June 29, 2016	17,329
St. Mary - Caritas Medical I	(2)	(5)	Louisville, KY	June 29, 2016	8,864
St. Alexius - Medical Arts Pavilion	(3)	(5)	Bismarck, ND	June 29, 2016	12,983
St. Alexius - Mandan Clinic	(3)	(5)	Mandan, ND	June 29, 2016	8,390
St. Alexius - Orthopaedic Center	(2)	(5)	Bismarck, ND	June 29, 2016	14,727
St. Alexius - Rehab Center	(3)	(5)	Bismarck, ND	June 29, 2016	6,215
St. Alexius - Tech & Ed	(3)	(5)	Bismarck, ND	June 29, 2016	16,680
Good Samaritan MOB	(2)	(5)	Kearney, NE	June 29, 2016	24,198
Lakeside Two Professional Building	(2)	(5)	Omaha, NE	June 29, 2016	13,691
Lakeside Wellness Center	(3)	(5)	Omaha, NE	June 29, 2016	10,138
McAuley Center	(3)	(5)	Omaha, NE	June 29, 2016	18,382
Memorial Health Center	(3)	(5)	Grand Island, NE	June 29, 2016	34,042
Missionary Ridge MOB	(2)	(5)	Chattanooga, TN	June 29, 2016	7,635
Pilot Medical Center	(3)		Birmingham, AL	June 29, 2016	17,351
St. Joseph Medical Clinic	(2)	(5)	Tacoma, WA	June 30, 2016	16,444
Woodlands Medical Arts Center	(2)	(5)	The Woodlands, TX	June 30, 2016	21,227
FESC MOB	(3)	(5)	Tacoma, WA	June 30, 2016	16,748
Mezzanine Loan - Catalyst			Pensacola, FL	June 30, 2016	1,340
Prairie Care MOB	(2)		Maplewood, MN	July 6, 2016	4,886
RE Loan - El Paso			El Paso, TX	July 7, 2016	1,300
Springwoods MOB	(2)	(5)	Spring, TX	July 21, 2016	19,925
Equity Buyout - Foundation	(6)		TX / OK	July 26, 2016	611

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Mezzanine Loan - Hazelwood			Minnetonka, MN	July 29, 2016	3,375
Jackson, Tennessee Land	(3)		Jackson, TN	August 2, 2016	1,000
Unity Portfolio (4 MOBs)	(2)		West Lafayette, IN	August 8, 2016	28,751
Medical Village at Maitland	(2)		Orlando, FL	August 23, 2016	23,211
Tri-State Orthopaedics MOB	(2)		Evansville, IN	August 30, 2016	22,000
Noncontrolling Interest Buyout - Great Falls Clinic	(7)		Great Falls, MT	September 30, 2016	1,015
Maury Regional Healthcare MOB	(2)	(8)	Spring Hill, TN	September 30, 2016	18,500
Spring Ridge Medical Center	(2)		Wyomissing, PA	September 30, 2016	6,100
Doctors Community Hospital MOB	(2)		Lanham, MD	September 30, 2016	26,750
Gig Harbor Medical Pavilion	(3)	(5)	Gig Harbor, WA	September 30, 2016	4,766
Midlands One Professional Center	(2)	(5)	Papillion, NE	September 30, 2016	14,856
N.W. Michigan Surgery Center - Units #1 & #2	(3)	(9)	Traverse City, MI	October 28, 2016	29,448
United Surgical Partners Joint Venture	(10)		Scottsdale, AZ	October 31, 2016	903
N.W. Michigan Surgery Center - Unit #4	(3)	(11)	Traverse City, MI	November 4, 2016	2,715
Syracuse Portfolio (2 MOBs)	(2)		Syracuse, NY	November 23, 2016	54,239
Cincinnati Eye Institute	(3)		Cincinnati, OH	November 23, 2016	38,100
Curie Building Loan			El Paso, TX	December 2, 2016	1,500
HonorHealth - Scottsdale MOB	(3)		Scottsdale, AZ	December 2, 2016	6,900
Fox Valley Hematology & Oncology	(3)		Appleton, WI	December 8, 2016	28,200
Gastrointestinal Associates MOB	(2)		Powell, TN	December 9, 2016	6,287
Northern Vision Eye Center	(3)		Traverse City, MI	December 15, 2016	2,777
Noncontrolling Interest Buyout - Great Falls Clinic	(12)		Great Falls, MT	December 15, 2016	1,497
Flower Mound Portfolio (3 MOBs)	(3)		Flower Mound, TX	December 16, 2016	27,800
HonorHealth IRF	(3)		Scottsdale, AZ	December 22, 2016	25,628
					$1,285,185

(1)	“MOB” means medical office building. “ASC” means ambulatory surgery center. “POB” means professional office building. “IRF” means inpatient rehabilitation facility.

(2)	The Company accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $14.8 million.

(3)	The Company accounted for these acquisitions as asset acquisitions and capitalized total acquisition costs of $3.0 million.

(4)	The Company partially funded the purchase price of this acquisition by issuing a total of 174,085 OP Units valued at approximately $2.9 million in the aggregate on the date of issuance.

(5)	These acquisitions are part of the CHI Portfolio.

(6)	The Company acquired the previously outstanding 1% noncontrolling interest retained by the predecessor owner on three properties in El Paso, Texas and Oklahoma City, Oklahoma.

(7)	The Company acquired an additional 3% interest in the Great Falls Clinic joint venture from the predecessor owner, increasing the Company’s total interest to 77.3%.

(8)	The Company acquired 99.7% of the ownership interest in this property, the remainder of which was retained by the seller.

(9)
The Company partially funded the purchase price of the acquisition of two condominium units within the Northwest Michigan Surgery Center through the unregistered issuance of 947,936 common shares of beneficial interest.

(10)	The Company’s investment in the United Surgical Partners J.V. represents a 43% ownership interest.

(11)
The Company partially funded the purchase price of the acquisition of one additional condominium unit within the Northwest Michigan Surgery Center through the unregistered issuance of 88,602 common shares of beneficial interest.

(12)	The Company acquired an additional 5% interest in the Great Falls Clinic joint venture from the predecessor owner, increasing the Company’s total interest to 81.8%.

For 2016, the Company recorded revenues and net income of $66.7 million and $14.9 million, respectively, from its 2016 acquisitions.

During 2015, the Company completed acquisitions of 66 properties located in 22 states for an aggregate purchase price of approximately $818.6 million. In addition, the Company completed loan investments totaling $22.4 million. Investment activity for the year ending December 31, 2015 is summarized below:

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Minnesota Portfolio	(2)
Edina MOB	(5)		Edina MN	January 22, 2015	$14,190
Crystal MOB	(5)		Crystal, MN	January 22, 2015	14,782
Savage MOB	(5)		Savage, MN	January 22, 2015	12,800
Dell Road MOB	(5)		Chanhassen, MN	January 22, 2015	6,410
Vadnais Heights MOB	(5)		Vadnais Heights, MN	January 29, 2015	18,422
Minnetonka MOB	(3)	(5)	Minnetonka, MN	February 5, 2015	26,000
Jamestown MOB	(5)		Jamestown, ND	February 5, 2015	12,819
Minnesota Eye MOB	(5)		Minnetonka, MN	February 17, 2015	10,882
Columbus MOB	(5)		Columbus, GA	January 23, 2015	6,540
Methodist Sports MOB	(4)	(6)	Greenwood, IN	January 28, 2015	10,000
Indianapolis South (4 MOBs)	(5)		Greenwood, IN	February 13, 2015	17,183
Baylor Cancer Center	(5)		Dallas, TX	February 27, 2015	8,200
Bridgeport Medical Center	(5)		Lakewood, WA	February 27, 2015	13,750
Renaissance Office Building	(5)		Milwaukee, WI	March 27, 2015	6,500
University of Rochester Strong Memorial Portfolio (5 MOBs)	(5)		Rochester, NY	March 31, 2015	41,000
Avalon Park Florida Hospital MOB	(5)		Avalon Park, FL	March 31, 2015	14,600
Premier Surgery Center of Louisville	(5)		Louisville, KY	April 10, 2015	8,000
Baton Rouge MOB	(5)		Baton Rouge, LA	April 15, 2015	10,486
Healthpark Medical Center	(5)		Grand Blanc, MI	April 30, 2015	18,913
Plaza HCA MOB	(5)		Jacksonville, FL	April 30, 2015	19,000
Northern Ohio Medical Center	(4)		Sheffield, OH	May 28, 2015	11,236
University of Michigan - Northville MOB	(5)		Livonia, MI	May 29, 2015	14,750
Coon Rapids Medical Center MOB	(5)		Coon Rapids, MN	June 1, 2015	7,298
Mezzanine Loan - UF Health MOB	(7)		Jacksonville, FL	June 1, 2015	9,000
Premier Landmark MOB	(4)	(8)	Bloomington, IN	June 5, 2015	11,308
Palm Beach ASC	(5)		Palm Beach, FL	June 26, 2015	14,070
Brookstone Physician Center MOB	(5)		Jacksonville, AL	June 30, 2015	2,800
Jackson Woman's Clinic MOB	(5)		Jackson, TN	June 30, 2015	5,672
Hillside Medical Center MOB	(5)		Hanover, PA	June 30, 2015	11,400
Randall Road MOB	(5)		Elgin, IL	June 30, 2015	13,045
Randall Road MOB - Unit 140	(4)		Elgin, IL	July 17, 2015	1,750
Medical Specialists of Palm Beach MOB	(5)		Atlantis, FL	July 24, 2015	11,051
OhioHealth - SW Health Center MOB	(5)		Grove City, OH	July 31, 2015	11,460
Trios Health MOB	(5)		Kennewick, WA	July 31, 2015	64,000
Integrated Medical Services (IMS) Portfolio
IMS - Paradise Valley MOB	(5)		Phoenix, AZ	August 14, 2015	31,814
IMS - Avondale MOB	(5)		Avondale, AZ	August 19, 2015	22,144
IMS - Palm Valley MOB	(5)		Goodyear, AZ	August 19, 2015	35,184

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
IMS - North Mountain MOB	(5)		Phoenix, AZ	August 31, 2015	51,740
Mezzanine Loan - Warm Springs Rehab Hospital	(9)		Kyle, TX	August 21, 2015	3,138
Memorial Hermann Medical Complex (2 MOBs)	(5)		Katy, TX	September 1, 2015	40,400
Construction Loan - Tinseltown	(10)		Jacksonville, FL	September 4, 2015	1,005
New Albany Medical Center MOB	(5)	(11)	New Albany, OH	September 9, 2015	11,200
Fountain Hills Medical Campus MOB	(5)		Fountain Hills, AZ	September 30, 2015	13,250
Catalyst Portfolio (12 MOBs)	(5)		AL & FL	October 13, 2015	23,805
Mezzanine Loan - Truman Medical Center	(12)		Kansas City, MO	October 16, 2015	4,500
Arete Surgical Center	(5)		Johnstown, CO	October 19, 2015	9,100
Cambridge Professional Center MOB	(5)		Waldorf, MD	October 30, 2015	11,550
Mezzanine Loan - Great Falls Replacement Surgical Hospital	(13)		Great Falls, MT	November 2, 2015	4,500
HonorHealth 44th Street MOB	(5)		Phoenix, AZ	November 13, 2015	7,163
Mercy Medical Center MOB	(5)		Fenton, MO	December 1, 2015	9,850
Nashville MOB	(5)	(14)	Nashville, TN	December 17, 2015	45,440
Mezzanine Loan - Wilson Surgery Center	(15)		Wilson, NC	December 17, 2015	216
Hillside Medical Center - Suite 100	(4)		Hanover, PA	December 18, 2015	4,240
Randall Road MOB - Suite 170	(4)		Elgin, IL	December 21, 2015	408
KSF Orthopaedic MOB	(5)		Houston, TX	December 22, 2015	6,250
Great Falls Clinic MOB	(5)	(16)	Great Falls, MT	December 29, 2015	24,244
Randall Road MOB - Suite 320	(4)		Elgin, IL	December 30, 2015	500
					$840,958

(1)	“MOB” means medical office building and “ASC” means ambulatory surgical center.

(2)
Through subsidiaries of the Operating Partnership, the Company acquired seven medical office facilities located in the Minneapolis-St. Paul Metropolitan area and one additional medical office facility located in Jamestown, North Dakota from affiliates of The Davis Group and investors associated with The Davis Group. The Davis Group retained a less than 1% minority interest in the property holding entities.

(3)
The Operating Partnership partially funded the purchase price of this acquisition by issuing a total of 44,685 Series A Preferred Units valued at approximately $9.7 million in the aggregate on the date of issuance.

(4)	The Company accounted for these acquisitions as asset acquisitions and capitalized $0.4 million of total acquisition costs to the basis of the properties.

(5)	The Company accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $14.9 million.

(6)	The Company partially funded the purchase price of this acquisition by issuing a total of 420,963 OP Units valued at approximately $7.3 million in the aggregate on the date of issuance.

(7)
The Company made a $9.0 million mezzanine term loan to fund the development of a MOB in Jacksonville, Florida. The loan is collateralized by an equity interest in the medical building development and accrues interest at a rate of 8.4% per year.

(8)	The Company partially funded the purchase price of this acquisition by issuing a total of 210,820 OP Units valued at approximately $3.4 million in the aggregate on the date of issuance.

(9)
The Company made a $3.1 million mezzanine term loan to partially fund the borrower’s acquisition of the 54,500 square foot Warm Springs Rehabilitation Hospital in Kyle, Texas. The mezzanine loan is collateralized by an equity interest in the property and accrues interest at a rate of 8.5% per year. The Company has an option to purchase the property.

(10)
The Company made additional advances on a construction loan to Tinseltown Partners, LLC to fund the renovations and additions of two re-purposed buildings in Jacksonville, Florida. The additional advances total $1.0 million and accrue at an interest rate of 9.0% per year.

(11)	The Company partially funded the purchase price of this acquisition by issuing a total of 16,866 OP Units valued at approximately $0.2 million in the aggregate on the date of issuance.

(12)
The Company made a $4.5 million mezzanine term loan to partially fund the owner’s permanent financing of the Truman Medical Center in Kansas City, Missouri. The loan accrues interest at the rate of 8.02% per year. The Company has rights of first offer and first refusal to purchase the property.

(13)
The Company made a $4.5 million mezzanine term loan to partially fund the construction of the Great Falls Hospital in Great Falls, Montana. The loan accrues interest at the rate of 9.0% per year. The Company has a contract to purchase the property upon completion of construction.

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

(15)
The Company made a $0.2 million short term mezzanine loan to partially fund the owner’s acquisition of a 9,890 square foot ambulatory surgery center in Wilson, North Carolina. The loan accrues interest at the rate of 8.8% per year.

(16)	The Company’s $24.2 million investment represents the acquisition of an approximate 75% membership interest in the entity which owns the Great Falls Clinic.

For 2015, the Company recorded revenues and net income of $41.4 million and $10.6 million , respectively, from its 2015 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2016	December 31, 2015
Land	$57,847	$52,224
Building and improvements	1,112,746	643,470
In-place lease intangible	58,666	99,763
Above market in-place lease intangible	9,359	19,337
Below market in-place lease intangible	(4,518)	(3,738)
Above market in-place ground lease	(644)	—
Below market in-place ground lease	28,937	13,941
Lease inducement	8,945	2,478
Contingent consideration	(156)	(2,718)
Receivable	104	3,564
Debt assumed	—	(18,690)
Prepaid expenses	2,659	—
Issuance of Common Shares	(20,980)	—
Issuance of OP Units	(2,869)	(10,973)
Issuance of Series A Preferred Units	—	(29,403)
Noncontrolling interest	(50)	(13,970)
Investment in unconsolidated entity	903	—
Net assets acquired	$1,250,949	$755,285

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Unaudited Pro Forma Financial Information

Physicians Realty Trust

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2016 acquisitions detailed above as of January 1, 2015 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015
Revenue	$303,590	$258,657
Net income	47,154	37,288
Net income available to common shareholders	43,372	34,090
Earnings per share - basic	$0.34	$0.27
Earnings per share - diluted	$0.34	$0.27
Weighted average number of shares outstanding - basic	126,143,114	126,143,114
Weighted average number of shares outstanding - diluted	130,466,893	130,466,893

Physicians Realty L.P.

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2016 acquisitions detailed above as of January 1, 2015 (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2016	2015
Revenue	$303,590	$258,657
Net income	47,154	37,288
Net income available to common unitholders	44,580	35,720
Earnings per unit - basic	$0.34	$0.28
Earnings per unit - diluted	$0.34	$0.27
Weighted average number of units outstanding - basic	129,835,209	129,835,209
Weighted average number of units outstanding - diluted	130,466,893	130,466,893

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$222,394	$(55,605)	$166,789	$163,728	$(26,702)	$137,026
Above market leases	35,478	(6,909)	28,569	26,787	(3,174)	23,613
Leasehold interest	712	(124)	588	712	(64)	648
Below market ground lease	42,878	(539)	42,339	13,941	(68)	13,873
Total	$301,462	$(63,177)	$238,285	$205,168	$(30,008)	$175,160
Liability
Below market lease	$10,297	$(2,345)	$7,952	$6,068	$(799)	$5,269
Above market ground lease	1,345	(44)	1,301	701	(20)	681
Total	$11,642	$(2,389)	$9,253	$6,769	$(819)	$5,950

The following is a summary of the acquired lease intangible amortization for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	December 31,
	2016	2015	2014
Amortization expense related to in-place leases	$28,902	$15,300	$4,133
Decrease of rental income related to above-market leases	4,403	2,596	530
Decrease of rental income related to leasehold interests	59	59	5
Increase of rental income related to below-market leases	1,835	643	156
Decrease of operating expense related to above market ground leases	24	16	4
Increase in operating expense related to below market ground leases	471	68	—

For the twelve months ended December 31, 2016, the Company wrote-off in-place lease intangible assets of approximately $2.3 million with accumulated amortization of approximately $1.0 million, resulting in the recognition of $1.3 million in additional amortization expense. In addition, the Company wrote-off above market lease intangible assets of approximately $0.7 million with accumulated amortization of approximately $0.5 million, and below market lease intangible liabilities of approximately $0.3 million with accumulated accretion of approximately $0.1 million, for a net recognition of approximately $17 thousand gain in rental income from intangible amortization.

Future aggregate net amortization of the acquired lease intangibles as of December 31, 2016, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2017	$(2,311)	$30,305
2018	(2,217)	26,169
2019	(2,344)	21,803
2020	(2,434)	19,426
2021	(2,477)	17,999
Thereafter	(9,422)	92,125
Total	$(21,205)	$207,827

For the year ended December 31, 2016, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 18 years and 12 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Straight line rent receivable	32,018	15,584
Notes receivable	16,618	20,620
Interest rate swap	13,881	—
Lease inducements, net	13,255	4,970
Prepaid expenses	8,928	4,181
Escrows	4,334	4,788
Leasing commissions, net	1,858	1,052
Earnest deposits	1,500	343
Other	2,795	1,745
Total	$95,187	$53,283

Note 6. Debt

The following is a summary of debt as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016		2015
Fixed interest mortgage notes	$90,185	(1)	$89,664	(2)
Variable interest mortgage note	33,009	(3)	4,262	(4)
Total mortgage debt	123,194		93,926
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	401,000		395,000
$250 million unsecured term borrowing bearing fixed interest of 2.87%, due June 2023	250,000	(5)	—
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		—
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		—
Total principal	999,194		488,926
Unamortized deferred financing cost	(8,477)		(5,985)
Unamortized fair value adjustment	438		674
Total debt	$991,155		$483,615

(1)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.44%, and due in 2017, 2018, 2019, 2020, 2021, 2022, and 2032 collateralized by 11 properties with a net book value of $156.7 million.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.40%, and due in 2016, 2017, 2019, 2020, 2021, and 2022 collateralized by 11 properties with a net book value of $145.0 million.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 3.68% and due in 2017 and 2018, collateralized by four properties with a net book value of $45.6 million.

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

On June 10, 2016, the Operating Partnership, as borrower, and the Trust entered into an amended and restated Credit Agreement with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., BMO Capital Markets, and Citizens Bank N.A., as joint lead arrangers and co-book runners, BMO Capital Markets and Citizens Bank N.A., as co-syndication agents, and the lenders party thereto (the “Credit Agreement”) which increased the maximum principal amount available under an unsecured revolving credit facility from $750 million to $850 million. The Credit Agreement contains a 7-year term loan feature allowing the Operating Partnership to borrow in a single drawing up to $250 million, increasing the borrowing capacity to an aggregate $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2016, the Trust had an

investment grade rating from Moody’s of Baa3 and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Trust may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on the date of such prepayment. As of December 31, 2016, the Trust was in compliance with all financial covenants.

The Credit Agreement includes customary representations and warranties by the Trust and the Operating Partnership, and imposes customary covenants on the Operating Partnership and the Trust. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

The Credit Agreement provides for revolving credit and term loans to the Trust and the Operating Partnership. Base Rate Loans, Adjusted LIBOR Rate Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the Trust’s investment grade rating as follows:

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

As of December 31, 2016, there were $401.0 million of borrowings outstanding under our unsecured revolving credit facility and $448.9 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. As of December 31, 2016 the Company had $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement.

On January 7, 2016, the Operating Partnership issued and sold $150.0 million aggregate principal amount of senior notes, comprised of (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, and (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031. On August 11, 2016, the note agreement for these notes was amended to make certain changes to its terms, including certain changes to affirmative covenants, negative covenants and definitions contained therein. Interest on each respective series of the January 2016 Senior Notes is payable semi-annually.

On August 11, 2016, the Operating Partnership issued and sold $75.0 million aggregate principal amount of senior notes, comprised of (i) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (ii) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, and (iii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027. Interest on each respective series of the August 2016 Senior Notes is payable semi-annually.

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2016, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2016, are as follows (in thousands):

2017	$38,615
2018	39,855
2019	20,162
2020	406,603
2021	7,644
Thereafter	486,315
Total Payments	$999,194

As of December 31, 2016 and 2015, the Company had total consolidated indebtedness of approximately $999.2 million and $488.9 million, respectively. The weighted average interest rate on consolidated indebtedness was 3.09% as of December 31, 2016 (based on the 30-day LIBOR rate as of December 31, 2016, of 0.72%). The weighted average interest rate on consolidated indebtedness was 2.28% as of December 31, 2015 (based on the 30-day LIBOR rate as of December 31, 2015, of 0.36%).

For the years ended December 31, 2016 and 2015, the Company incurred interest expense on its debt of $21.5 million and $9.3 million, respectively.

Note 7. Derivatives

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sales exception.

When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the consolidated statement of equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2016, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the twelve months ended December 31, 2016, the Company recognized a $0.2 million gain as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.87%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at December 31, 2016 (included in Other assets)		$13,881

(1)	1.07% effective swap rate plus 1.80% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Real estate taxes payable	$9,300	$2,349
Prepaid rent	5,834	2,778
Embedded derivative	5,571	8,149
Tenant improvement allowance	5,315	1,184
Accrued interest	4,905	22
Security deposits	4,506	4,038
Accrued incentive compensation	1,405	900
Contingent consideration	1,392	2,559
Accrued expenses and other	4,059	2,494
Total	$42,287	$24,473

Note 9. Stock-based Compensation

The Company follows ASC 718, Compensation – Stock Compensation (“ASC 718”), in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Share-based payments classified as liability awards are marked to fair value at each reporting period. Any Common Shares issued pursuant to the Company's incentive equity compensation and employee stock purchase plans will result in the Operating Partnership issuing OP Units to the Trust on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

Certain of the Company’s employee stock awards vest only upon the achievement of performance targets. ASC 718 requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company’s determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

Restricted Common Shares:

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. During 2014, a total of 152,987 restricted common shares with a total value of $2.1 million were granted to Trust employees and the Board of Trustees with vesting periods ranging from one to three years. During 2015, a total of 162,522 restricted common shares with a total value of $2.6 million were granted to Company employees with vesting periods ranging from one to three years. During 2016, the Trust granted a total of 155,306 restricted common shares with a total value of $2.8 million to the Company’s officers and certain of its employees, which have a one-year vesting period for officer award-recipients and a three-year vesting period for employee award-recipients.

The following is summary of the status of the Trust’s non-vested restricted common shares during 2016, 2015, and 2014:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	250,000	$11.50
Granted	152,987	13.79
Vested	(83,333)	11.50
Non-vested at December 31, 2014	319,654	12.60
Granted	162,522	15.95
Vested	(170,337)	12.93
Non-vested at December 31, 2015	311,839	14.17
Granted	155,306	17.96
Vested	(170,034)	14.16
Forfeited	(326)	15.36
Non-vested at December 31, 2016	296,785	$16.16

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the years ended December 31, 2016, 2015, and 2014 the Company recognized non-cash share compensation of $3.6 million, $2.9 million, and $2.2 million, respectively. Unrecognized compensation expense at December 31, 2016, 2015, and 2014 was $1.2 million, $2.1 million, and $2.4 million, respectively. The Company’s compensation expense recorded in connection with grants of restricted stock reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2016 and March 2015, under the Trust’s 2013 Plan, the Trust granted (i) restricted share units at a target level of 104,553 and 75,250, respectively, to the Trust’s officers, which are subject to certain performance and market conditions and a three year service period and (ii) 36,784 and 40,957 restricted share units, respectively, to the members of the Board of Trustees, which are subject to a two year vesting period. In March 2014, under the Trust’s 2013 Plan, the Trust granted restricted share units at a target level of 55,680 to its officers, which are subject to certain performance and market conditions and a three-year service period. Each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 80% of the restricted share units issued to officers in 2016, 2015, and 2014 vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values in 2016, 2015, and 2014 of $28.50, $20.06, and $19.25 per unit, respectively, using the following assumptions:

	2016	2015	2014
Volatility	20.3%	20.7%	18.8% - 34.2%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	2.8 years	2.8 years	2.8 years
Risk-free rate	1.07%	1.14%	0.65%
Stock price (per share)	$17.67	$15.87	$13.47

 The remaining 20% of the restricted share units issued to officers in 2016 and 2015 vest based upon certain performance conditions. With respect to the performance conditions of the March 2016 grant, the grant date fair value of $17.67 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2016 restricted share units issued to officers is $26.33 per unit. With respect to the performance conditions of the March 2015 grant, the grant date fair value of $15.87 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2015 restricted share units issued to officers is $19.22 per unit. With respect to the performance conditions of the March 2014 grant, the grant date fair value of $13.47 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2014 restricted share units issued to officers is $16.94 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2016, 2015, and 2014:

	Executive Awards		Trustee Awards
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—	—	$—
Granted	55,680	16.94	—	—
Non-vested at December 31, 2014	55,680	16.94	—	—
Granted	75,250	19.22	40,957	15.87
Non-vested at December 31, 2015	130,930	18.48	40,957	15.87
Granted	104,553	26.33	36,784	17.67
Vested	—	—	(20,481)	15.87
Non-vested at December 31, 2016	235,483	$21.84	57,260	$17.03

The Company recognized $2.1 million, $0.9 million, and $0.3 million of non-cash share unit compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively. Unrecognized compensation expense at December 31, 2016, 2015, and 2014 was $2.8 million, $1.6 million, and $0.7 million, respectively.

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

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

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

The Company has six derivative instruments at December 31, 2016, consisting of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Operating Partnership and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

Neither the embedded derivative nor the interest rate swaps are traded on an exchange. The Company’s derivative assets and liabilities are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis. The fair values are based on Level 2 inputs described above. The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivatives.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of December 31, 2016.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$39,154	$39,154	$39,349	$39,349
Notes receivable	$16,618	$16,618	$20,620	$20,620
Derivative assets	$13,881	$13,881	$—	$—
Liabilities:
Credit facility	$(651,000)	$(651,000)	$(395,000)	$(395,000)
Notes payable	$(225,000)	$(214,584)	$—	$—
Mortgage debt	$(123,632)	$(125,420)	$(94,600)	$(95,275)
Derivative liabilities	$(5,571)	$(5,571)	$(8,216)	$(8,216)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2017 through 2045. As of December 31, 2016, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2017	$217,877
2018	213,420
2019	208,518
2020	203,403
2021	197,097
Thereafter	1,172,669
Total	$2,212,984

Note 12. Rent Expense

The Company leases the rights to parking structures at 3 of its properties, the air space above 1 property, and the land upon which 58 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company leases 3 individual office spaces. The leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 99 years remaining, excluding extension options. As of December 31, 2016, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases were as follows (in thousands):

2017	$2,408
2018	2,456
2019	2,475
2020	2,478
2021	2,536
Thereafter	67,233
Total	$79,586

Rent expense for the parking, air, and ground leases of $1.9 million, $1.3 million and $0.9 million for the years ended December 31, 2016, 2015, and 2014, respectively, are reported in operating expenses in the consolidated statements of operations. Rent expense for office leases was insignificant for the years ended December 31, 2016, 2015, and 2014, and is reported within general and administrative expenses in the consolidated statements of operations.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended December 31, 2016 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of December 31, 2016 (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - KentuckyOne Health	$12,805	5.8%
CHI - Nebraska	9,275	4.2%
CHI - Franciscan (Seattle-Tacoma)	5,437	2.5%
CHI - St. Alexius (North Dakota)	5,278	2.4%
Great Falls Hospital	5,151	2.4%
Remaining portfolio	181,183	82.7%
Total	219,129	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 17.3% of its total annualized base rent for the period ending December 31, 2016. Total annualized base rent from CHI affiliated tenants totals 17.4%, including the affiliates disclosed above. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website
(http://www.catholichealthinitiatives.org/). Information included on the CHI website is not incorporated by reference within this Annual Report on Form 10-K.

The following table summarizes certain information about the Company’s top five geographic concentrations as of December 31, 2016 (in thousands):

State	Total ABR	Percent of ABR
Texas	$26,603	12.1%
Kentucky	15,459	7.0%
Arizona	14,161	6.5%
Indiana	12,848	5.9%
Ohio	12,822	5.9%
Other	137,236	62.6%
Total	219,129	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator for earnings per share - basic:
Net income (loss)	$31,522	$12,741	$(4,418)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(825)	(576)	695
Partially owned properties	(716)	(377)	(314)
Preferred distributions	(1,857)	(1,189)	—
Numerator for earnings per share - basic:	$28,124	$10,599	$(4,037)
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	28,124	10,599	(4,037)
Operating Partnership net income	825	576	—
Numerator for earnings per share - diluted	$28,949	$11,175	$(4,037)
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	126,143,114	72,750,724	33,063,093
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	3,692,095	3,708,494	—
Restricted shares	205,036	190,619	—
Restricted share units	426,648	142,236	—
Denominator for earnings per share - diluted	130,466,893	76,792,073	33,063,093
Earnings per share - basic	$0.22	$0.15	$(0.12)
Earnings per share - diluted	$0.22	$0.15	$(0.12)

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Year Ended December 31,
	2016	2015	2014
Numerator for earnings per unit - basic and diluted:
Net income (loss)	31,522	12,741	(4,418)
Net (income) loss attributable to noncontrolling interests - partially owned properties	(716)	(377)	(314)
Preferred distributions	(1,857)	(1,189)	—
Numerator for earnings per unit - basic and diluted	$28,949	$11,175	$(4,732)
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	129,835,209	76,459,218	36,881,712
Effect of dilutive securities:
Restricted shares	205,036	190,619	—
Restricted share units	426,648	142,236	—
Denominator for earnings per unit - diluted	130,466,893	76,792,073	36,881,712
Earnings per unit - basic	$0.22	$0.15	$(0.12)
Earnings per unit - diluted	$0.22	$0.15	$(0.12)

Note 15. Subsequent Events

Since January 1, 2017, the Trust, through subsidiaries of its Operating Partnership, has completed acquisitions of 4 healthcare properties for an aggregate purchase price of $109.5 million containing an aggregate of 238,312 net leasable square feet. In addition, the Operating Partnership funded an aggregate $2.3 million of loans through 2 separate transactions, resulting in aggregate investment activity of $111.8 million. Property acquisitions are summarized below:

Property(1)	Location	Acquisition Date	Investment (in thousands)
Orthopedic Associates MOB	Flower Mound, TX	January 5, 2017	$18,800
Medical Arts Center at Hartford	Plainville, CT	January 11, 2017	30,300
CareMount Portfolio (2 MOBs)	Lake Katrine / Rhinebeck, NY	February 14, 2017	60,400
			$109,500

(1)	“MOB” means medical office building.

On January 3, 2017, the Operating Partnership entered into a purchase and sale agreement to sell 4 properties in Georgia, representing an aggregate 80,292 square feet, for $18.2 million.

On January 12, 2017, 91,236 Series A Preferred Units issued in conjunction with the Nashville MOB acquisition were redeemed for a total value of $20.0 million.

On January 31, 2017, the Operating Partnership redeemed the minority interest in a joint venture between the Operating Partnership and Medical Center of New Albany I, LLC, an Ohio limited liability company. As consideration, the Operating Partnership paid approximately $2.1 million in cash and issued 38,641 OP Units, representing an aggregate $2.8 million.

Note 16. Quarterly Data

Physicians Realty Trust

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common share and per share amounts.

	Quarter Ended
2016	March 31	June 30	September 30	December 31
Total revenues	$44,134	$53,216	$70,010	$73,674
Operating income	5,392	7,158	10,267	8,590
Net income	5,424	7,184	10,294	8,620
Net income attributable to common shareholders	4,386	6,486	9,427	7,825
Earnings per share – basic:
Net income available to common shareholders	$0.04	$0.05	$0.07	$0.06
Weighted average number of shares outstanding	102,704,008	131,481,329	134,608,396	135,581,976
Earnings per share – diluted:
Net income available to common shareholders	$0.04	$0.05	$0.07	$0.06
Weighted average number of shares outstanding	107,148,380	135,944,722	138,880,787	139,602,349

As a result of the acquisition activity and equity offerings throughout 2016 and 2015, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2015	March 31	June 30	September 30	December 31
Total revenues	$24,484	$29,683	$34,870	$40,404
Operating (loss) income	(459)	3,271	3,812	5,883
Net (loss) income	(448)	3,297	3,983	5,909
Net (loss) income available to common shareholders	(522)	2,571	3,404	5,146
Earnings per share - basic:
Net (loss) income available to common shareholders	$(0.01)	$0.04	$0.05	$0.06
Weighted average number of shares outstanding	65,649,478	70,376,959	71,034,747	83,761,536
Earnings per share - diluted:
Net (loss) income available to common shareholders	$(0.01)	$0.04	$0.05	$0.06
Weighted average number of shares outstanding	65,649,478	74,267,284	75,104,821	87,911,097

Physicians Realty L.P.

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common unit and per unit amounts.

	Quarter Ended
2016	March 31	June 30	September 30	December 31
Total revenues	$44,134	$53,216	$70,010	$73,674
Operating income	5,392	7,158	10,267	8,590
Net income	5,424	7,184	10,294	8,620
Net income attributable to common unitholders	4,559	6,687	9,682	8,021
Earnings per unit – basic:
Net income available to common unitholders	$0.04	$0.05	$0.07	$0.06
Weighted average number of units outstanding	106,550,467	135,351,672	138,227,384	139,018,183
Earnings per unit – diluted:
Net income available to common unitholders	$0.04	$0.05	$0.07	$0.06
Weighted average number of units outstanding	107,148,380	135,944,722	138,880,787	139,602,249

As a result of the acquisition activity and equity offerings throughout 2016 and 2015, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2015	March 31	June 30	September 30	December 31
Total revenues	$24,484	$29,683	$34,870	$40,404
Operating income	(459)	3,271	3,812	5,883
Net income	(448)	3,297	3,983	5,909
Net income attributable to common unitholders	(546)	2,728	3,604	5,389
Earnings per unit – basic:
Net income available to common unitholders	$(0.01)	$0.04	$0.05	$0.06
Weighted average number of units outstanding	69,146,712	74,075,323	74,864,677	87,565,282
Earnings per unit – diluted:
Net income available to common unitholders	$(0.01)	$0.04	$0.05	$0.06
Weighted average number of units outstanding	69,146,712	74,267,284	75,104,821	87,911,097

As further described in Part I, “Explanatory Note,” to this report, in lieu of filing Quarterly Reports on Form 10-Q for the quarterly periods in fiscal 2016 and fiscal 2015, quarterly financial data for those periods is included in this report in the tables below. This data should be read in conjunction with the Operating Partnership’s audited consolidated financial statements and notes thereto included in this report and the Trust’s Quarterly Reports on Form 10-Q for the quarterly periods in fiscal 2016 and fiscal 2015.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$172,685	$130,788
Building and improvements	2,220,448	1,284,863
Tenant improvements	12,627	9,243
Acquired lease intangibles	282,798	205,168
	2,688,558	1,630,062
Accumulated depreciation	(153,815)	(91,250)
Net real estate property	2,534,743	1,538,812
Real estate loans receivable	43,817	39,349
Investment in unconsolidated entity	1,326	1,322
Net real estate investments	2,579,886	1,579,483
Cash and cash equivalents	8,396	3,143
Tenant receivables, net	9,551	2,977
Other assets	72,814	53,283
Total assets	$2,670,647	$1,638,886
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$448,321	$389,375
Notes payable	224,339	—
Mortgage debt	113,736	94,240
Accounts payable	2,222	644
Dividends and distributions payable	31,755	20,783
Accrued expenses and other liabilities	46,574	24,473
Acquired lease intangibles, net	9,399	5,950
Total liabilities	876,346	535,465

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	25,891	26,960

Capital:
Partners’ capital:
General partner’s capital, 134,620,300 and 86,864,063 units issued and outstanding as of September 31, 2016 and December 31, 2015, respectively	1,720,867	1,021,132
Limited partners’ capital, 3,618,988 and 3,879,115 units issued and outstanding as of September 31, 2016 and December 31, 2015, respectively	46,138	45,451
Accumulated other comprehensive income	652	—
Total partners’ capital	1,767,657	1,066,583
Noncontrolling interests - partially owned properties	753	9,878
Total capital	1,768,410	1,076,461
Total liabilities and capital	$2,670,647	$1,638,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$53,327	$28,145	$130,378	$72,111
Expense recoveries	14,361	5,821	31,816	14,265
Interest income on real estate loans and other	2,322	904	5,166	2,661
Total revenues	70,010	34,870	167,360	89,037
Expenses:
Interest expense	7,300	3,341	15,776	7,244
General and administrative	4,917	4,018	13,964	11,359
Operating expenses	19,159	7,966	43,994	20,979
Depreciation and amortization	23,969	12,476	59,778	31,067
Acquisition expenses	4,398	3,257	11,031	11,764
Total expenses	59,743	31,058	144,543	82,413
Income before equity in income of unconsolidated entity and gain on sale of investment property:	10,267	3,812	22,817	6,624
Equity in income of unconsolidated entity	27	26	85	78
Gain on sale of investment property	—	145	—	130
Net income	10,294	3,983	22,902	6,832
Net income attributable to noncontrolling interests - Partially owned properties	(176)	(79)	(553)	(255)
Net income attributable to controlling interest	10,118	3,904	22,349	6,577
Preferred distributions	(436)	(300)	(1,421)	(791)
Net income attributable to common unitholders	$9,682	$3,604	$20,928	$5,786
Net income per unit:
Basic	$0.07	$0.05	$0.17	$0.08
Diluted	$0.07	$0.05	$0.16	$0.08
Weighted average common units:
Basic	138,227,384	74,864,677	126,751,876	72,716,516
Diluted	138,880,787	75,104,821	127,395,989	73,040,846

Distributions declared per common OP Unit	$0.225	$0.225	$0.675	$0.675

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$10,294	$3,983	$22,902	$6,832
Other comprehensive income:
Change in fair value of interest rate swap agreements	652	—	652	—
Total other comprehensive income	652	—	652	—
Comprehensive income	10,946	3,983	23,554	6,832
Comprehensive income attributable to noncontrolling interests	(17)	—	(17)	—
Comprehensive income attributable to common unitholders	$10,929	$3,983	$23,537	$6,832

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at January 1, 2016	$1,021,132	$45,451	$—	$1,066,583	$9,878	$1,076,461
Net proceeds from sale of Trust common shares and issuance of common units	764,292	—	—	764,292	—	764,292
Trust restricted share award grants, net	3,203	—	—	3,203	—	3,203
Purchase of OP Units	—	(2,999)	—	(2,999)	—	(2,999)
Conversion of OP Units	8,098	(8,098)	—	—	—	—
OP Units - distributions	(85,208)	(2,394)	—	(87,602)	—	(87,602)
Preferred distributions	(1,421)	—	—	(1,421)	—	(1,421)
Issuance of OP Units in connection with acquisition	(3,900)	6,869	—	2,969	(100)	2,869
Contributions	—	—	—	—	50	50
Distributions	—	—	—	—	(450)	(450)
Change in market value of Redeemable Limited Partners	(422)	—	—	(422)	—	(422)
Reclassification of Noncontrolling Interest - partially owned properties	—	—	—	—	(8,514)	(8,514)
Buyout of Noncontrolling Interests - partially owned properties	53	—	—	53	(664)	(611)
Change in fair value of interest rate cap agreements	—	—	652	652	—	652
Net income	21,720	629	—	22,349	553	22,902
Adjustments for Limited Partners ownership in Operating Partnership	(6,680)	6,680	—	—	—	—
Balance at September 30, 2016	$1,720,867	$46,138	$652	$1,767,657	$753	$1,768,410

The accompanying notes are an integral part of this consolidated financial statement.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$22,902	$6,832
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	59,778	31,067
Amortization of deferred financing costs	1,796	953
Amortization of lease inducements and above/below market lease intangibles	2,994	1,559
Straight-line rental revenue/expense	(12,156)	(6,262)
Amortization of above market assumed debt	(177)	(114)
Loss on sale of investment property	—	(130)
Equity in income of unconsolidated entity	(85)	(78)
Distribution from unconsolidated entity	82	79
Change in fair value of derivative	(67)	(116)
Provision for bad debts	152	26
Non-cash share compensation	3,497	2,929
Write-off of contingent consideration	(840)	—
Tenant receivables	(7,543)	(2,448)
Other assets	(6,320)	(1,268)
Accounts payable	1,578	693
Accrued expenses and other liabilities	23,832	7,929
Net cash provided by operating activities	89,423	41,651
Cash Flows from Investing Activities:
Proceeds on sales of investment property	—	3,039
Acquisition of investment properties, net	(1,044,601)	(629,888)
Capital expenditures on existing investment properties	(8,665)	(3,974)
Real estate loans receivable	(8,153)	(12,404)
Repayment of note receivable	4,118	—
Note receivable	—	(4,123)
Repayment of real estate loan receivable	4,500	—
Leasing commissions	(707)	(278)
Lease inducements	(4,870)	(2,478)
Net cash used in investing activities	(1,058,378)	(650,106)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	764,292	318,170
Proceeds from credit facility borrowings	921,000	473,000
Payment on credit facility borrowings	(860,000)	(138,000)
Proceeds from issuance of mortgage debt	21,500	—
Proceeds from issuance of senior unsecured notes	225,000	—
Principal payments on mortgage debt	(1,646)	(1,486)
Debt issuance costs	(4,693)	(3,029)
OP Units distributions - General Partner	(74,515)	(47,665)
OP Units distributions - Limited Partner	(2,410)	(2,374)
Preferred OP Units distributions - Limited Partner	(1,115)	(360)
Distributions to noncontrolling interest - partially owned properties	(450)	(158)
Purchase of Preferred Limited Partner Units	(9,756)	—
Purchase of Limited Partner Units	(2,999)	(253)
Trust common shares repurchased and retired	—	(595)
Net cash provided by financing activities	974,208	597,250
Net increase (decrease) in cash and cash equivalents	5,253	(11,205)
Cash and cash equivalents, beginning of period	3,143	15,923
Cash and cash equivalents, end of period	$8,396	$4,718
Supplemental disclosure of cash flow information - interest paid during the period	$12,074	$6,010
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$652	$—
Supplemental disclosure of noncash activity - assumed debt	$—	$18,690
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$6,769	$20,677
Supplemental disclosure of noncash activity - contingent consideration	$156	$550
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$160,718	$130,788
Building and improvements	2,080,192	1,284,863
Tenant improvements	11,519	9,243
Acquired lease intangibles	263,919	205,168
	2,516,348	1,630,062
Accumulated depreciation	(129,136)	(91,250)
Net real estate property	2,387,212	1,538,812
Real estate loans receivable	38,774	39,349
Investment in unconsolidated entity	1,354	1,322
Net real estate investments	2,427,340	1,579,483
Cash and cash equivalents	37,945	3,143
Tenant receivables, net	3,427	2,977
Other assets	64,200	53,283
Total assets	$2,532,912	$1,638,886
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$369,685	$389,375
Notes payable	149,561	—
Mortgage debt	114,296	94,240
Accounts payable	1,723	644
Dividends payable	31,771	20,783
Accrued expenses and other liabilities	38,593	24,473
Acquired lease intangibles, net	9,348	5,950
Total liabilities	714,977	535,465

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	19,867	26,960

Capital:
Partners’ capital:
General partner’s capital, 134,337,589 and 86,864,063 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,738,121	1,021,132
Limited partners’ capital, 3,894,249 and 3,879,115 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	50,155	45,451
Total partners’ capital	1,788,276	1,066,583
Noncontrolling interests - partially owned properties	9,792	9,878
Total capital	1,798,068	1,076,461
Total liabilities and capital	$2,532,912	$1,638,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$42,196	$23,625	$77,051	$43,966
Expense recoveries	9,552	4,908	17,455	8,444
Interest income on real estate loans and other	1,468	1,150	2,844	1,757
Total revenues	53,216	29,683	97,350	54,167
Expenses:
Interest expense	4,279	2,193	8,476	3,903
General and administrative	4,926	3,989	9,047	7,341
Operating expenses	13,798	7,304	24,835	13,013
Depreciation and amortization	19,799	10,351	35,809	18,591
Acquisition expenses	3,256	2,575	6,633	8,507
Total expenses	46,058	26,412	84,800	51,355
Income before equity in income of unconsolidated entity and loss on sale of investment property:	7,158	3,271	12,550	2,812
Equity in income of unconsolidated entity	26	26	58	52
Loss on sale of investment property	—	—	—	(15)
Net income	7,184	3,297	12,608	2,849
Net income attributable to noncontrolling interests - Partially owned properties	(60)	(144)	(377)	(176)
Net income attributable to controlling interest	7,124	3,153	12,231	2,673
Preferred distributions	(437)	(425)	(985)	(491)
Net income attributable to common unitholders	$6,687	$2,728	$11,246	$2,182
Net income per unit:
Basic	$0.05	$0.04	$0.09	$0.03
Diluted	$0.05	$0.04	$0.09	$0.03
Weighted average common units:
Basic	135,351,672	74,075,323	120,951,069	71,624,633
Diluted	135,944,722	74,267,284	121,575,247	71,862,249

Distributions declared per common OP Unit	$0.225	$0.225	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Total Partner’s Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at January 1, 2016	$1,021,132	$45,451	$1,066,583	$9,878	$1,076,461
Net proceeds from sale of Trust common shares and issuance of common units	764,205	—	764,205	—	$764,205
Trust restricted share award grants, net	2,329	—	2,329	—	$2,329
Purchase of OP Units	—	(2,129)	(2,129)	—	$(2,129)
Conversion of OP Units	3,293	(3,293)	—	—	$—
OP Units - distributions	(54,821)	(1,662)	(56,483)	—	$(56,483)
Preferred distributions	(985)	—	(985)	—	$(985)
Issuance of OP Units in connection with acquisition	(3,900)	6,869	2,969	(100)	$2,869
Distributions	—	—	—	(363)	$(363)
Change in market value of Redeemable Limited Partners	(444)	—	(444)	—	$(444)
Net income	11,857	374	12,231	377	$12,608
Adjustments for Limited Partners ownership in Operating Partnership	(4,545)	4,545	—	—	$—
Balance at June 30, 2016	$1,738,121	$50,155	$1,788,276	$9,792	$1,798,068

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$12,608	$2,849
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,809	18,591
Amortization of deferred financing costs	947	594
Amortization of lease inducements and above/below market lease intangibles	1,989	838
Straight-line rental revenue/expense	(7,204)	(3,889)
Amortization of above market assumed debt	(118)	(55)
Loss on sale of investment property	—	15
Equity in income of unconsolidated entity	(58)	(52)
Distribution from unconsolidated entity	27	53
Change in fair value of derivative	(67)	(154)
Provision for bad debts	104	—
Non-cash share compensation	2,599	1,944
Change in operating assets and liabilities:
Tenant receivables	(1,001)	(1,453)
Other assets	(3,081)	(1,231)
Accounts payable	1,079	397
Accrued expenses and other liabilities	15,908	4,013
Net cash provided by operating activities	59,541	22,460
Cash Flows from Investing Activities:
Proceeds on sales of investment property	—	1,550
Acquisition of investment properties, net	(872,497)	(336,128)
Capital expenditures on existing investment properties	(6,980)	(1,815)
Real estate loans receivable	(3,478)	(9,000)
Repayment of note receivable	4,118	—
Note receivable	—	(4,123)
Repayment of real estate loan receivable	4,500	—
Leasing commissions	(116)	(63)
Lease inducements	(4,870)	(2,445)
Net cash used in investing activities	(879,323)	(352,024)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	764,205	318,041
Proceeds from credit facility borrowings	528,000	191,000
Payment on credit facility borrowings	(545,000)	(138,000)
Proceeds from issuance of mortgage debt	21,500	—
Proceeds from issuance of senior unsecured notes	150,000	—
Principal payments on mortgage debt	(1,089)	(966)
Debt issuance costs	(4,313)	(144)
OP Units distributions - General Partner	(44,151)	(31,613)
OP Units distributions - Limited Partner	(1,616)	(1,523)
Preferred OP Units distributions - Limited Partner	(704)	(238)
Distributions to noncontrolling interest - partially owned properties	(363)	(114)
Purchase of Preferred Limited Partner Units	(9,756)	—
Purchase of Limited Partner Units	(2,129)	(253)
Net cash provided by financing activities	854,584	336,190
Net increase in cash and cash equivalents	34,802	6,626
Cash and cash equivalents, beginning of period	3,143	15,923
Cash and cash equivalents, end of period	$37,945	$22,549
Supplemental disclosure of cash flow information - interest paid during the period	$4,300	$3,332
Supplemental disclosure of noncash activity - assumed debt	$—	$18,690
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$6,869	$20,438
Supplemental disclosure of noncash activity - contingent consideration	$156	$1,482

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$141,152	$130,788
Building and improvements	1,452,885	1,284,863
Tenant improvements	10,455	9,243
Acquired lease intangibles	228,788	205,168
	1,833,280	1,630,062
Accumulated depreciation	(108,239)	(91,250)
Net real estate property	1,725,041	1,538,812
Real estate loans receivable	35,937	39,349
Investment in unconsolidated entity	1,327	1,322
Net real estate investments	1,762,305	1,579,483
Cash and cash equivalents	22,906	3,143
Tenant receivables, net	6,024	2,977
Other assets	59,657	53,283
Total assets	$1,850,892	$1,638,886
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$115,789	$389,375
Notes payable	149,551	—
Mortgage debt	114,816	94,240
Accounts payable	1,659	644
Dividends payable	25,701	20,783
Accrued expenses and other liabilities	28,948	24,473
Acquired lease intangibles, net	6,407	5,950
Total liabilities	442,871	535,465

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	27,065	26,960

Capital:
Partners’ capital:
General partner’s capital, 108,379,324 and 86,864,063 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,323,251	1,021,132
Limited partners’ capital, 3,905,763 and 3,879,115 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	47,567	45,451
Total partners’ capital	1,370,818	1,066,583
Noncontrolling interests - partially owned properties	10,138	9,878
Total capital	1,380,956	1,076,461
Total liabilities and capital	$1,850,892	$1,638,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Operations
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenues	$34,855	$20,341
Expense recoveries	7,903	3,536
Interest income on real estate loans and other	1,376	607
Total revenues	44,134	24,484
Expenses:
Interest expense	4,197	1,710
General and administrative	4,121	3,352
Operating expenses	11,037	5,709
Depreciation and amortization	16,010	8,240
Acquisition expenses	3,377	5,932
Total expenses	38,742	24,943
Income before equity in income of unconsolidated entity and gain (loss) on sale of investment property:	5,392	(459)
Equity in income of unconsolidated entity	32	26
Loss on sale of investment property	—	(15)
Net income (loss)	5,424	(448)
Net income attributable to noncontrolling interests - Partially owned properties	(317)	(32)
Net income (loss) attributable to controlling interest	5,107	(480)
Preferred distributions	(548)	(66)
Net income (loss) attributable to common unitholders	$4,559	$(546)
Net income (loss) per unit:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average common units:
Basic	106,550,467	69,146,712
Diluted	107,148,380	69,146,712

Distributions declared per common OP Unit	$0.225	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at January 1, 2016	$1,021,132	$45,451	$1,066,583	$9,878	$1,076,461
Net proceeds from sale of Trust common shares and issuance of common units	321,238	—	321,238	—	$321,238
Trust restricted share award grants, net	1,109	—	1,109	—	$1,109
Conversion of OP Units	1,861	(1,861)	—	—	$—
OP Units - distributions	(24,469)	(848)	(25,317)	—	$(25,317)
Preferred distribution	(548)	—	(548)	—	$(548)
Issuance of OP Units in connection with acquisition	—	2,869	2,869	—	$2,869
Distributions	—	—	—	(57)	$(57)
Change in market value of Redeemable Limited Partners	(223)	—	(223)	—	$(223)
Net income	4,934	173	5,107	317	$5,424
Adjustments for Limited Partners ownership in Operating Partnership	(1,783)	1,783	—	—	$—
Balance at March 31, 2016	$1,323,251	$47,567	$1,370,818	$10,138	$1,380,956

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$5,424	$(448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,010	8,240
Amortization of deferred financing costs	448	293
Amortization of lease inducements and above/below market lease intangibles	962	302
Straight-line rental revenue/expense	(3,185)	(2,012)
Amortization of above market assumed debt	(59)	(10)
Loss on sale of investment property	—	15
Equity in income of unconsolidated entity	(32)	(26)
Distribution from unconsolidated entity	27	26
Change in fair value of derivative	(40)	(13)
Provision for bad debts	30	—
Non-cash share compensation	1,185	867
Change in operating assets and liabilities:
Tenant receivables	(3,665)	(1,022)
Other assets	(1,995)	(580)
Accounts payable	1,015	(252)
Accrued expenses and other liabilities	4,023	4,345
Net cash provided by operating activities	20,148	9,725
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	—	1,550
Acquisition of investment properties, net	(197,876)	(205,278)
Capital expenditures on existing investment properties	(1,820)	(1,028)
Real estate loans receivable	(500)	(4,123)
Repayment of real estate loan receivable	4,500	—
Leasing commissions	(58)	(35)
Lease inducements	(1,284)	(462)
Net cash used in investing activities	(197,038)	(209,376)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	321,238	301,772
Proceeds from credit facility borrowings	150,000	73,000
Payment on credit facility borrowings	(424,000)	(138,000)
Proceeds from issuance of mortgage debt	21,500	—
Proceeds from issuance of senior unsecured notes	150,000	—
Principal payments on mortgage debt	(541)	(466)
Debt issuance costs	(808)	(24)
OP Units distributions - General Partner	(19,666)	(15,792)
OP Units distributions - Limited Partner	(809)	(714)
Preferred OP Units distributions - Limited Partner	(204)	—
Distributions to noncontrolling interest - partially owned properties	(57)	(69)
Purchase of Limited Partner Units	—	(205)
Net cash provided by financing activities	196,653	219,502
Net increase in cash and cash equivalents	19,763	19,851
Cash and cash equivalents, beginning of period	3,143	15,923
Cash and cash equivalents, end of period	$22,906	$35,774
Supplemental disclosure of cash flow information - interest paid during the period	$2,181	$1,402
Supplemental disclosure of noncash activity - assumed debt	$—	$6,323
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$2,869	$17,017
Supplemental disclosure of noncash activity - contingent consideration	$—	$1,482

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$123,240	$79,334
Building and improvements	1,167,768	644,086
Tenant improvements	8,524	5,614
Acquired lease intangibles	176,087	72,985
	1,475,619	802,019
Accumulated depreciation	(75,930)	(45,569)
Net real estate property	1,399,689	756,450
Real estate loans receivable	28,979	15,876
Investment in unconsolidated entity	1,323	1,324
Net real estate investments	1,429,991	773,650
Cash and cash equivalents	4,718	15,923
Tenant receivables, net	3,047	1,324
Other assets	34,741	16,423
Total assets	$1,472,497	$807,320
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$467,072	$134,144
Mortgage debt	94,795	77,708
Accounts payable	1,393	700
Dividends payable	17,059	16,548
Accrued expenses and other liabilities	19,038	6,140
Acquired lease intangibles, net	5,053	2,871
Total liabilities	604,410	238,111

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	11,719	—

Capital:
Partners’ capital:
General partner’s capital, 71,040,502 and 50,640,863 units issued and outstanding as of September 31, 2015 and December 31, 2014, respectively	811,282	534,730
Limited partners’ capital, 3,842,763 and 3,190,339 units issued and outstanding as of September 31, 2015 and December 31, 2014, respectively	43,737	33,727
Total partners’ capital	855,019	568,457
Noncontrolling interest - partially owned properties	1,349	752
Total capital	856,368	569,209
Total liabilities and capital	$1,472,497	$807,320

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Operations
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$28,145	$12,506	$72,111	$29,555
Expense recoveries	5,821	1,355	14,265	3,445
Interest income on real estate loans and other	904	300	2,661	640
Total revenues	34,870	14,161	89,037	33,640
Expenses:
Interest expense	3,341	1,911	7,244	4,849
General and administrative	4,018	4,445	11,359	8,867
Operating expenses	7,966	2,531	20,979	6,367
Depreciation and amortization	12,476	4,413	31,067	10,565
Acquisition expenses	3,257	2,922	11,764	9,254
Impairment loss	—	250	—	250
Total expenses	31,058	16,472	82,413	40,152
Income (loss) before equity in income of unconsolidated entity and gain on sale of investment property:	3,812	(2,311)	6,624	(6,512)
Equity in income of unconsolidated entity	26	26	78	69
Gain on sale of investment properties	145	34	130	34
Net income (loss)	3,983	(2,251)	6,832	(6,409)
Net income attributable to noncontrolling interests - Partially owned properties	(79)	(76)	(255)	(226)
Net income (loss) attributable to controlling interest	3,904	(2,327)	6,577	(6,635)
Preferred distributions	(300)	—	(791)	—
Net income (loss) attributable to common unitholders	$3,604	$(2,327)	$5,786	$(6,635)
Net income (loss) per unit:
Basic	$0.05	$(0.06)	$0.08	$(0.21)
Diluted	$0.05	$(0.06)	$0.08	$(0.21)
Weighted average common units:
Basic	74,864,677	40,898,015	72,716,516	32,010,755
Diluted	75,104,821	40,898,015	73,040,846	32,010,755

Distributions declared per common OP Unit	$0.225	$0.225	$0.675	$0.675

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at January 1, 2015	$534,730	$33,727	$568,457	$752	$569,209
Net proceeds from sale of Trust common shares and issuance of common units	318,170	—	318,170	—	$318,170
Trust restricted share award grants, net	2,228	—	2,228	—	$2,228
Purchase of OP Units	—	(253)	(253)	—	$(253)
Conversion of OP Units	171	(171)	—	—	$—
OP Units - distributions	(47,920)	(2,514)	(50,434)	—	$(50,434)
Preferred distribution	(791)	—	(791)	—	$(791)
Issuance of OP Units in connection with acquisition	—	10,973	10,973	—	$10,973
Contributions	—	—	—	500	$500
Distributions	—	—	—	(158)	$(158)
Change in market value of Redeemable Limited Partners	92	—	92	—	$92
Net income	6,244	333	6,577	255	$6,832
Adjustments for Limited Partners ownership in Operating Partnership	(1,642)	1,642	—	—	$—
Balance at September 30, 2015	$811,282	$43,737	$855,019	$1,349	$856,368

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$6,832	$(6,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	31,067	10,565
Amortization of deferred financing costs	953	626
Accelerated amortization of deferred financing costs	—	141
Amortization of lease inducements and above/below market lease intangibles	1,559	331
Straight-line rental revenue/expense	(6,262)	(2,785)
Amortization of above market assumed debt	(114)	—
Gain on sale of investment properties	(130)	(34)
Equity in income of unconsolidated entity	(78)	(69)
Distribution from unconsolidated entity	79	45
Change in fair value of derivatives	(116)	(138)
Provision for bad debts	26	5
Non-cash share compensation	2,929	1,681
Ziegler shared service amendment payment	—	1,800
Impairment on investment property	—	250
Change in operating assets and liabilities:
Tenant receivables	(2,448)	(521)
Other assets	(1,268)	(1,285)
Accounts payable	693	(203)
Accrued expenses and other liabilities	7,929	3,445
Net cash provided by operating activities	41,651	7,445
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	3,039	235
Acquisition of investment properties, net	(629,888)	(404,715)
Capital expenditures on existing investment properties	(3,974)	(551)
Real estate loans receivable	(12,404)	(6,836)
Note receivable	(4,123)	—
Leasing commissions	(278)	(5)
Lease inducements	(2,478)	(1,532)
Net cash used in investing activities	(650,106)	(413,404)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	318,170	295,610
Proceeds from credit facility borrowings	473,000	286,200
Payment on credit facility borrowings	(138,000)	(216,200)
Proceeds from issuance of mortgage debt	—	26,550
Principal payments on mortgage debt	(1,486)	(1,234)
Debt issuance costs	(3,029)	(3,848)
OP Units distributions - General Partner	(47,665)	(17,443)
OP Units distributions - Limited Partner	(2,374)	(2,665)
Preferred OP Units distributions - Limited Partner	(360)	—
Distributions to noncontrolling interest - partially owned properties	(158)	(143)
Purchase of Limited Partner Units	(253)	—
Trust common shares repurchased and retired	(595)	(321)
Net cash provided by financing activities	597,250	366,506
Net decrease in cash and cash equivalents	(11,205)	(39,453)
Cash and cash equivalents, beginning of period	15,923	56,478
Cash and cash equivalents, end of period	$4,718	$17,025
Supplemental disclosure of cash flow information - interest paid during the period	$6,010	$4,113
Supplemental disclosure of noncash activity - assumed debt	$18,690	$15,283
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$20,677	$28,589
Supplemental disclosure of noncash activity - contingent consideration	$550	$840
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$110,349	$79,334
Building and improvements	931,467	644,086
Tenant improvements	6,810	5,614
Acquired lease intangibles	132,255	72,985
	1,180,881	802,019
Accumulated depreciation	(64,353)	(45,569)
Net real estate property	1,116,528	756,450
Real estate loans receivable	25,320	15,876
Investment in unconsolidated entity	1,324	1,324
Net real estate investments	1,143,172	773,650
Cash and cash equivalents	22,549	15,923
Tenant receivables, net	2,333	1,324
Other assets	31,598	16,423
Total assets	$1,199,652	$807,320
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$187,638	$134,144
Mortgage debt	95,332	77,708
Accounts payable	1,097	700
Dividends payable	16,942	16,548
Accrued expenses and other liabilities	14,997	6,140
Acquired lease intangibles, net	3,171	2,871
Total liabilities	319,177	238,111

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	11,656	—

Capital
Partners’ capital:
General partner’s capital, 70,955,331 and 50,640,863 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	823,032	534,730
Limited partners’ capital, 3,848,950 and 3,190,339 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	44,473	33,727
Total partners’ capital	867,505	568,457
Noncontrolling interest - partially owned properties	1,314	752
Total capital	868,819	569,209
Total liabilities and capital	$1,199,652	$807,320

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Operations
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental revenues	$23,625	$10,241	$43,966	$17,049
Expense recoveries	4,908	1,020	8,444	2,090
Interest income on real estate loans and other	1,150	186	1,757	340
Total revenues	29,683	11,447	54,167	19,479
Expenses:
Interest expense	2,193	1,657	3,903	2,938
General and administrative	3,989	2,408	7,341	4,422
Operating expenses	7,304	2,227	13,013	3,836
Depreciation and amortization	10,351	3,736	18,591	6,152
Acquisition expenses	2,575	2,045	8,507	6,332
Total expenses	26,412	12,073	51,355	23,680
Income (loss) before equity in income of unconsolidated entity and gain (loss) on sale of investment property:	3,271	(626)	2,812	(4,201)
Equity in income of unconsolidated entity	26	26	52	43
Loss on sale of investment property	—	—	(15)	—
Net income (loss)	3,297	(600)	2,849	(4,158)
Net income attributable to noncontrolling interests - Partially owned properties	(144)	(84)	(176)	(150)
Net income (loss) attributable to controlling interest	3,153	(684)	2,673	(4,308)
Preferred distributions	(425)	—	(491)	—
Net income (loss) attributable to common unitholders	$2,728	$(684)	$2,182	$(4,308)
Net income (loss) per unit:
Basic	$0.04	$(0.02)	$0.03	$(0.15)
Diluted	$0.04	$(0.02)	$0.03	$(0.15)
Weighted average common units:
Basic	74,075,323	29,962,046	71,624,633	27,493,474
Diluted	74,267,284	29,962,046	71,862,249	27,493,474

Distributions declared per common OP Unit	$0.225	$0.225	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at January 1, 2015	$534,730	$33,727	$568,457	$752	$569,209
Net proceeds from sale of Trust common shares and issuance of common units	318,041	—	318,041	—	$318,041
Trust restricted share award grants, net	1,879	—	1,879	—	$1,879
Purchase of OP Units	—	(253)	(253)	—	$(253)
Conversion of OP Units	18	(18)	—	—	$—
OP Units - distributions	(31,870)	(1,664)	(33,534)	—	$(33,534)
Preferred distribution	(491)	—	(491)	—	$(491)
Issuance of OP Units in connection with acquisition	—	10,733	10,733	—	$10,733
Contributions	—	—	—	500	$500
Distributions	—	—	—	(114)	$(114)
Net income	2,540	133	2,673	176	$2,849
Adjustments for Limited Partners ownership in Operating Partnership	(1,815)	1,815	—	—	$—
Balance at June 30, 2015	$823,032	$44,473	$867,505	$1,314	$868,819

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$2,849	$(4,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	18,591	6,152
Amortization of deferred financing costs	594	352
Amortization of lease inducements and above/below market lease intangibles	838	186
Straight-line rental revenue/expense	(3,889)	(1,585)
Amortization of above market assumed debt	(55)	—
Loss on sale of investment property	15	—
Equity in income of unconsolidated entity	(52)	(43)
Distribution from unconsolidated entity	53	45
Change in fair value of derivatives	(154)	(72)
Provision for bad debts	—	6
Non-cash share compensation	1,944	860
Change in operating assets and liabilities:
Tenant receivables	(1,453)	(50)
Other assets	(1,231)	402
Accounts payable	397	(138)
Accrued expenses and other liabilities	4,013	1,954
Net cash provided by operating activities	22,460	3,911
Cash Flows from Investing Activities:
Proceeds on sales of investment property	1,550	—
Acquisition of investment properties, net	(336,128)	(208,118)
Capital expenditures on existing investment properties	(1,815)	(87)
Real estate loans receivable	(9,000)	(6,836)
Note receivable	(4,123)	—
Leasing commissions	(63)	(5)
Lease inducements	(2,445)	(1,500)
Net cash used in investing activities	(352,024)	(216,546)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	318,041	149,917
Proceeds from credit facility borrowings	191,000	113,200
Payment on credit facility borrowings	(138,000)	(113,200)
Proceeds from issuance of mortgage debt	—	26,550
Principal payments on mortgage debt	(966)	(803)
Debt issuance costs	(144)	(1,331)
OP Units distributions - General Partner	(31,613)	(9,716)
OP Units distributions - Limited Partner	(1,523)	(1,664)
Preferred OP Units distributions - Limited Partner	(238)	—
Distributions to noncontrolling interest — partially owned properties	(114)	(99)
Purchase of Limited Partner Units	(253)	—
Net cash provided by financing activities	336,190	162,854
Net increase (decrease) in cash and cash equivalents	6,626	(49,781)
Cash and cash equivalents, beginning of period	15,923	56,478
Cash and cash equivalents, end of period	$22,549	$6,697
Supplemental disclosure of cash flow information — interest paid during the period	$3,332	$2,607
Supplemental disclosure of noncash activity — assumed debt	$18,690	$10,395
Supplemental disclosure of noncash activity — issuance of OP Units and Series A Preferred Units in connection with acquisitions	$20,438	$3,135
Supplemental disclosure of noncash activity — contingent consideration	$1,482	$—

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$99,950	$79,334
Building and improvements	817,673	644,086
Tenant improvements	6,417	5,614
Acquired lease intangibles	109,173	72,985
	1,033,213	802,019
Accumulated depreciation	(53,451)	(45,569)
Net real estate property	979,762	756,450
Real estate loans receivable	16,094	15,876
Investment in unconsolidated entity	1,324	1,324
Net real estate investments	997,180	773,650
Cash and cash equivalents	35,774	15,923
Tenant receivables, net	2,127	1,324
Other assets	27,142	16,423
Total assets	$1,062,223	$807,320
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$69,384	$134,144
Mortgage debt	83,584	77,708
Accounts payable	448	700
Dividends payable	16,722	16,548
Accrued expenses and other liabilities	13,029	6,140
Acquired lease intangibles, net	3,056	2,871
Total liabilities	186,223	238,111

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	13,721	—

Capital:
Partners’ capital:
General partner’s capital, 69,943,001 and 50,640,863 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	818,634	534,730
Limited partners’ capital, 3,640,900 and 3,190,339 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	42,430	33,727
Total partners’ capital	861,064	568,457
Noncontrolling interest - partially owned properties	1,215	752
Total capital	862,279	569,209
Total liabilities and equity	$1,062,223	$807,320

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Operations
(In thousands, except units and per units data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental revenues	$20,341	$6,808
Expense recoveries	3,536	1,070
Interest income on real estate loans and other	607	154
Total revenues	24,484	8,032
Expenses:
Interest expense	1,710	1,281
General and administrative	3,352	2,014
Operating expenses	5,709	1,609
Depreciation and amortization	8,240	2,416
Acquisition expenses	5,932	4,287
Total expenses	24,943	11,607
Loss before equity in income of unconsolidated entity and loss on sale of investment property:	(459)	(3,575)
Equity in income of unconsolidated entity	26	17
Loss on sale of investment property	(15)	—
Net loss	(448)	(3,558)
Net income attributable to noncontrolling interests - Partially owned properties	(32)	(66)
Net loss attributable to controlling interest	(480)	(3,624)
Preferred distributions	(66)	—
Net loss attributable to common unitholders	$(546)	$(3,624)
Net loss per unit:
Basic and diluted	$(0.01)	$(0.15)
Weighted average common units:
Basic and diluted	69,146,712	24,997,474
Distributions declared per common OP Unit	$0.225	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at January 1, 2015	$534,730	$33,727	$568,457	$752	569,209
Net proceeds from sale of Trust common shares and issuance of common units	301,772	—	301,772	—	301,772
Trust restricted share award grants, net	846	—	846	—	846
Purchase of OP Units	—	(205)	(205)	—	(205)
Conversion of OP Units	18	(18)	—	—	—
OP Units - distributions	(15,821)	(809)	(16,630)	—	(16,630)
Preferred distribution	(66)	—	(66)	—	(66)
Issuance of OP Units in connection with acquisition	—	7,314	7,314	—	7,314
Contributions	—	—	—	500	500
Distributions	—	—	—	(69)	(69)
Change in market value of Redeemable Limited Partners	56	—	56	—	56
Net (loss) income	(456)	(24)	(480)	32	(448)
Adjustments for Limited Partners ownership in Operating Partnership	(2,445)	2,445	—	—	—
Balance at March 31, 2015	$818,634	$42,430	$861,064	$1,215	$862,279

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(448)	$(3,558)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,240	2,416
Amortization of deferred financing costs	293	148
Amortization of lease inducements and above/below market lease intangibles	302	81
Straight-line rental revenue/expense	(2,012)	(652)
Amortization of above market assumed debt	(10)	—
Loss on sale of investment property	15	—
Equity in income of unconsolidated entity	(26)	(17)
Distribution from unconsolidated entity	26	—
Change in fair value of derivatives	(13)	(41)
Provision for bad debts	—	6
Non-cash share compensation	867	356
Change in operating assets and liabilities:
Tenant receivables	(1,022)	(591)
Other assets	(580)	6
Accounts payable	(252)	(114)
Accrued expenses and other liabilities	4,345	1,580
Net cash provided by (used in) operating activities	9,725	(380)
Cash Flows from Investing Activities:
Proceeds on sales of investment property	1,550	—
Acquisition of investment properties, net	(205,278)	(138,779)
Capital expenditures on existing investment properties	(1,028)	—
Real estate loans receivable	(4,123)	(6,836)
Leasing commissions	(35)	(5)
Lease inducements	(462)	—
Net cash used in investing activities	(209,376)	(145,620)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	301,772	(57)
Proceeds from credit facility borrowings	73,000	80,000
Payment on credit facility borrowings	(138,000)	—
Proceeds from issuance of mortgage debt	—	26,550
Principal payments on mortgage debt	(466)	(384)
Debt issuance costs	(24)	(761)
OP Units distributions - General Partner	(15,792)	(4,848)
OP Units distributions - Limited Partner	(714)	(832)
Distributions to noncontrolling interest — partially owned properties	(69)	(54)
Purchase of Limited Partner Units	(205)	—
Net cash provided by financing activities	219,502	99,614
Net increase (decrease) in cash and cash equivalents	19,851	(46,386)
Cash and cash equivalents, beginning of year	15,923	56,478
Cash and cash equivalents, end of year	$35,774	$10,092
Supplemental disclosure of cash flow information — interest paid during the period	$1,402	$1,025
Supplemental disclosure of noncash activity — assumed debt	$6,323	$10,800
Supplemental disclosure of noncash activity — issuance of OP Units and Series A Preferred Units in connection with acquisitions	$17,017	$—
Supplemental disclosure of noncash activity — contingent consideration	$1,482	$—
 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Arrowhead Commons	Phoenix, AZ	$—	$740	$2,551	$644	$740	$3,195	$3,935	$(492)	2004	5/31/2008	46
Aurora Medical Office Building	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(211)	2010	4/15/2010	50
Austell Medical Office Building	Atlanta, GA	—	289	1,992	338	289	2,330	2,619	(570)	1971	6/30/2008	36
Canton Medical Office Building	Atlanta, GA	5,986	710	7,225	191	710	7,416	8,126	(2,342)	1994	5/25/2007	30
Decatur Medical Office Building	Atlanta, GA	—	740	2,604	44	740	2,648	3,388	(870)	1974	10/12/2007	28
El Paso Medical Office Building	El Paso, TX	—	860	2,866	369	860	3,235	4,095	(1,637)	1987	8/24/2006	21
Farmington Professional Pavilion	Detroit, MI	—	580	1,793	132	580	1,925	2,505	(1,339)	1972	1/5/2006	15
Firehouse Square	Milwaukee, WI	2,628	1,120	2,768	—	1,120	2,768	3,888	(869)	2002	8/15/2007	30
Hackley Medical Center	Grand Rapids, MI	5,172	1,840	6,402	64	1,840	6,466	8,306	(2,144)	1968	12/22/2006	30
MeadowView Professional Center	Kingsport, TN	10,030	2,270	11,344	—	2,270	11,344	13,614	(3,677)	2005	5/10/2007	30
Mid Coast Hospital Medical Office Building	Portland, ME	7,385	—	11,247	47	—	11,294	11,294	(3,230)	2008	5/1/2008	42
New Albany Professional Building	Columbus, OH	—	237	2,767	571	237	3,338	3,575	(666)	2000	1/4/2008	42
Northpark Trail	Atlanta, GA	—	839	1,245	234	839	1,479	2,318	(625)	2001	12/28/2005	35
Remington Medical Commons	Chicago, IL	4,123	895	6,499	318	895	6,817	7,712	(1,975)	2008	6/1/2008	30
Summit Healthplex	Atlanta, GA	—	2,633	15,576	5,516	2,633	21,092	23,725	(4,889)	2002	7/3/2008	44
Valley West Hospital Medical Office Building	Chicago, IL	4,653	—	6,275	611	—	6,886	6,886	(2,103)	2007	11/1/2007	30
East El Paso Medical Office Building	El Paso, TX	—	710	4,500	—	710	4,500	5,210	(429)	2004	8/30/2013	35
East El Paso Surgical Hospital	El Paso, TX	—	3,070	23,627	—	3,070	23,627	26,697	(2,188)	2004	8/30/2013	36
LifeCare Plano LTACH	Plano, TX	—	3,370	11,689	455	3,370	12,144	15,514	(1,618)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	18,750	—	34,208	—	—	34,208	34,208	(2,316)	2010	9/30/2013	48
Foundation Surgical Affiliates Medical Office Building	Oklahoma City, OK	7,292	1,300	12,724	—	1,300	12,724	14,024	(962)	2004	9/30/2013	43
Pensacola Medical Office Building	Pensacola, FL	—	990	5,005	16	990	5,021	6,011	(332)	2012	10/4/2013	49
Central Ohio Neurosurgical Surgeons Medical Office	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(534)	2007	11/27/2013	44
Great Falls Ambulatory Surgery Center	Great Falls, MT	—	203	3,224	21	203	3,245	3,448	(299)	1999	12/11/2013	33
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	800	3,345	1,548	800	4,893	5,693	(393)	2007	2/19/2014	36
Eagles Landing Family Practice Medical Office Building	Jackson, GA	—	800	3,345	1,255	800	4,600	5,400	(351)	2006	2/19/2014	38
Eagles Landing Family Practice Medical Office Building	Conyers, GA	—	1,000	3,345	—	1,000	3,345	4,345	(266)	2008	2/19/2014	37
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	400	3,345	1,741	400	5,086	5,486	(393)	2010	2/19/2014	37
Foundation San Antonio Surgical Hospital	San Antonio, TX	8,425	2,230	23,346	43	2,230	23,389	25,619	(2,157)	2007	2/19/2014	35
21st Century Radiation Oncology Centers — Sarasota	Sarasota, FL	—	633	6,557	—	633	6,557	7,190	(716)	1975	2/26/2014	27

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
21st Century Radiation Oncology Centers - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(269)	1987	2/26/2014	35
21st Century Radiation Oncology Centers - Engelwood	Engelwood, FL	—	350	1,878	—	350	1,878	2,228	(154)	1992	2/26/2014	38
21st Century Radiation Oncology Centers — Port Charlotte	Port Charlotte, FL	—	269	2,326	—	269	2,326	2,595	(193)	1996	2/26/2014	36
Foundation San Antonio Healthplex	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(355)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	—	6,046	27,435	1,022	6,046	28,457	34,503	(3,216)	1987	2/28/2014	25
LifeCare LTACH — Fort Worth	Fort Worth, TX	—	2,730	24,639	—	2,730	24,639	27,369	(2,319)	1985	3/28/2014	30
LifeCare LTACH — Pittsburgh	Pittsburgh, PA	—	1,142	11,737	—	1,142	11,737	12,879	(1,155)	1987	3/28/2014	30
PinnacleHealth Medical Office Building	Harrisburg, PA	—	795	4,601	—	795	4,601	5,396	(531)	1990	4/22/2014	25
Pinnacle Health Medical Office Building	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(185)	2002	4/22/2014	35
South Bend Orthopaedics Medical Office Building	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(869)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	89	185	5,909	6,094	(620)	1975	4/30/2014	30
Mississippi Ortho Medical Office Building	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(1,182)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	—	—	3,917	3,917	(428)	1993	5/28/2014	25
Renaissance Ambulatory Surgery Center	Oshkosh, WI	—	228	7,658	8	228	7,666	7,894	(496)	2007	6/30/2014	40
Presbyterian Medical Plaza	Monroe, NC	—	1,195	5,681	6	1,195	5,687	6,882	(338)	2008	6/30/2014	45
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(409)	1996	6/30/2014	30
500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(264)	2000	7/1/2014	35
550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(1,133)	2000	7/1/2014	35
574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(114)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(224)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(466)	2010	7/28/2014	35
The Oaks @ Lady Lake	Lady Lake, FL	—	1,065	8,642	—	1,065	8,642	9,707	(502)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(362)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(793)	1995	9/5/2014	35
Wayne State	Troy, MI	—	3,560	43,052	—	3,560	43,052	46,612	(2,745)	1986	9/10/2014	38
Zangmeister	Columbus, OH	—	1,610	31,120	—	1,610	31,120	32,730	(1,831)	2007	9/30/2014	40
Ortho One - Columbus	Columbus, OH	—	—	16,234	7	—	16,241	16,241	(906)	2009	9/30/2014	45
Ortho One - Westerville	Columbus, OH	—	362	3,944	—	362	3,944	4,306	(227)	2007	9/30/2014	43
Berger Medical Center	Columbus, OH	—	—	5,950	—	—	5,950	5,950	(388)	2007	9/30/2014	38
El Paso - Lee Trevino	El Paso, TX	—	2,294	11,316	396	2,294	11,712	14,006	(931)	1983	9/30/2014	30
El Paso - Murchison	El Paso, TX	—	2,283	24,543	974	2,283	25,517	27,800	(1,942)	1970	9/30/2014	30
El Paso - Kenworthy	El Paso, TX	—	728	2,178	21	728	2,199	2,927	(157)	1983	9/30/2014	35
Pinnacle - 32 Northeast	Harrisburg, PA	—	408	3,232	27	408	3,259	3,667	(239)	1994	10/29/2014	33

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Pinnacle - 4518 Union Deposit	Harrisburg, PA	—	617	7,305	15	617	7,320	7,937	(549)	2000	10/29/2014	31
Pinnacle - 4520 Union Deposit	Harrisburg, PA	—	169	2,055	—	169	2,055	2,224	(167)	1997	10/29/2014	28
Pinnacle - 240 Grandview	Harrisburg, PA	—	321	4,242	—	321	4,242	4,563	(281)	1980	10/29/2014	35
Pinnacle - Market Place Way	Harrisburg, PA	—	808	2,383	6	808	2,389	3,197	(214)	2004	10/29/2014	35
CRHS - 2000 10th Avenue	Columbus, GA	—	380	2,737	—	380	2,737	3,117	(291)	1989	11/20/2014	22
CRHS - 1942 North Avenue	Columbus, GA	—	91	273	—	91	273	364	(49)	1971	11/20/2014	12
CRHS - 920 18th Street	Columbus, GA	—	110	281	—	110	281	391	(77)	1982	11/20/2014	8
CRHS - 1900 10th Avenue	Columbus, GA	—	474	5,580	124	474	5,704	6,178	(492)	1976	11/20/2014	26
CRHS - 1800 10th Avenue	Columbus, GA	—	539	5,238	—	539	5,238	5,777	(415)	1980	11/20/2014	28
CRHS - 705 17th Street	Columbus, GA	—	372	2,346	278	372	2,624	2,996	(386)	1994	11/20/2014	15
CRHS - 615 19th Street	Columbus, GA	—	75	113	—	75	113	188	(74)	1976	11/20/2014	3
CRHS - 1968 North Avenue	Columbus, GA	—	89	32	—	89	32	121	(18)	1966	11/20/2014	4
CRHS - 633 19th Street	Columbus, GA	—	99	255	—	99	255	354	(63)	1972	11/20/2014	9
CRHS - 500 18th Street	Columbus, GA	—	430	170	7	430	177	607	(75)	1982	11/20/2014	8
CRHS - 2200 Hamilton Road	Columbus, GA	—	267	1,579	22	267	1,601	1,868	(165)	1992	11/20/2014	22
CRHS - 1810 Stadium Drive	Phenix City, AL	—	202	149	26	202	175	377	(62)	1999	11/20/2014	30
Carle Danville MOB	Danville, IL	—	607	7,136	—	607	7,136	7,743	(482)	2007	11/26/2014	33
Middletown Medical - 111 Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(614)	1988	11/28/2014	35
Middletown Medical - 2 Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(184)	1992	11/28/2014	35
Napoleon Medical Office Building	New Orleans, LA	—	1,202	7,412	387	1,202	7,799	9,001	(645)	1974	12/19/2014	25
West TN Bone & Joint - Physicians Drive	Jackson, TN	—	1,661	2,960	—	1,661	2,960	4,621	(180)	1991	12/30/2014	35
West TN Bone & Joint	Jackson, TN	—	1,250	5,210	—	1,250	5,210	6,460	(362)	1996	12/30/2014	31
Edina MOB	Edina MN	—	504	10,006	862	504	10,868	11,372	(1,086)	1979	1/22/2015	24
Crystal MOB	Crystal, MN	—	945	11,862	—	945	11,862	12,807	(577)	2012	1/22/2015	47
Savage MOB	Savage, MN	5,605	1,281	10,021	—	1,281	10,021	11,302	(506)	2011	1/22/2015	48
Dell Road MOB	Chanhassen, MN	—	800	4,520	—	800	4,520	5,320	(250)	2008	1/22/2015	43
Columbus MOB	Columbus, GA	—	845	2,708	—	845	2,708	3,553	(309)	1980	1/23/2015	22
Methodist Sports MOB	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(522)	2008	1/28/2015	33
Vadnais Heights MOB	Vadnais Heights, MN	—	2,751	12,233	—	2,751	12,233	14,984	(702)	2013	1/29/2015	43
Minnetonka MOB	Minnetonka, MN	—	1,770	19,797	—	1,770	19,797	21,567	(957)	2014	2/5/2015	49
Jamestown MOB	Jamestown, ND	—	656	9,440	—	656	9,440	10,096	(562)	2013	2/5/2015	43
Indiana American II	Greenwood, IN	—	862	6,901	126	862	7,027	7,889	(388)	2008	2/13/2015	38
Indiana American III	Greenwood, IN	—	741	1,846	185	741	2,031	2,772	(209)	2001	2/13/2015	31
Indiana American IV	Greenwood, IN	—	771	1,928	77	771	2,005	2,776	(132)	2001	2/13/2015	31
Southpointe	Indianapolis, IN	—	563	1,741	—	563	1,741	2,304	(162)	1993	2/13/2015	27
Minnesota Eye MOB	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(383)	2014	2/17/2015	44
Baylor Cancer Center	Dallas, TX	—	855	6,007	19	855	6,026	6,881	(275)	2001	2/27/2015	43

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	—	1,397	10,435	11,832	(581)	2004	2/27/2015	35
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	2,314	1,379	6,496	7,875	(614)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	11	534	10,175	10,709	(735)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	—	210	3,317	3,527	(206)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	—	372	6,645	7,017	(414)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	8	353	8,234	8,587	(549)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	11	282	7,085	7,367	(374)	2008	3/31/2015	41
Avalon Park Florida Hospital MOB	Avalon Park, FL	—	1,041	10,685	—	1,041	10,685	11,726	(497)	2009	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(238)	2013	4/10/2015	43
Baton Rouge MOB	Baton Rouge, LA	—	711	7,720	—	711	7,720	8,431	(404)	2003	4/15/2015	35
Healthpark Medical Center	Grand Blanc, MI	—	—	17,624	—	—	17,624	17,624	(896)	2006	4/30/2015	36
Plaza HCA MOB	Jacksonville, FL	11,645	1,112	12,553	—	1,112	12,553	13,665	(564)	2007	4/30/2015	39
Northern Ohio Medical Center	Sheffield, OH	—	644	9,162	—	644	9,162	9,806	(751)	1999	5/28/2015	20
University of Michigan - Northville MOB	Livonia, MI	—	2,200	8,627	150	2,200	8,777	10,977	(490)	1988	5/29/2015	30
Coon Rapids Medical Center MOB	Coon Rapids, MN	—	607	5,857	—	607	5,857	6,464	(287)	2007	6/1/2015	35
Premier Landmark MOB	Bloomington, IN	—	872	10,537	—	872	10,537	11,409	(447)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(304)	2003	6/26/2015	40
Brookstone Physician Center MOB	Jacksonville, AL	—	—	1,913	—	—	1,913	1,913	(100)	2007	6/30/2015	31
Jackson Woman's Clinic MOB	Jackson, TN	—	555	3,800	10	555	3,810	4,365	(175)	1998	6/30/2015	35
Hillside Medical Center MOB	Hanover, PA	—	812	13,217	23	812	13,240	14,052	(534)	2003	6/30/2015	35
Randall Road MOB	Elgin, IL	—	1,124	15,404	486	1,124	15,890	17,014	(610)	2006	6/30/2015	38
Medical Specialists of Palm Beach MOB	Atlantis, FL	—	—	7,560	6	—	7,566	7,566	(317)	2002	7/24/2015	37
OhioHealth - SW Health Center MOB	Grove City, OH	—	1,363	8,516	—	1,363	8,516	9,879	(373)	2001	7/31/2015	37
Trios Health MOB	Kennewick, WA	—	—	55,178	3,795	—	58,973	58,973	(1,822)	2015	7/31/2015	45
IMS - Paradise Valley MOB	Phoenix, AZ	—	—	25,893	—	—	25,893	25,893	(960)	2004	8/14/2015	43
IMS - Avondale MOB	Avondale, AZ	—	1,818	18,108	10	1,818	18,118	19,936	(583)	2006	8/19/2015	45
IMS - Palm Valley MOB	Goodyear, AZ	—	2,666	28,655	—	2,666	28,655	31,321	(962)	2006	8/19/2015	43
IMS - North Mountain MOB	Phoenix, AZ	—	—	42,877	18	—	42,895	42,895	(1,341)	2008	8/31/2015	47
Memorial Hermann - Phase I	Katy, TX	—	822	6,797	19	822	6,816	7,638	(250)	2005	9/1/2015	39
Memorial Hermann - Phase II	Katy, TX	—	1,560	25,601	17	1,560	25,618	27,178	(899)	2006	9/1/2015	40
New Albany Medical Center MOB	New Albany, OH	—	1,600	8,505	47	1,600	8,552	10,152	(347)	2005	9/9/2015	37
Fountain Hills Medical Campus MOB	Fountain Hills, AZ	—	2,593	7,635	—	2,593	7,635	10,228	(275)	1995	9/30/2015	39
Fairhope MOB	Fairhope, AL	—	640	5,227	14	640	5,241	5,881	(193)	2005	10/13/2015	38
Foley MOB	Foley, AL	—	365	732	—	365	732	1,097	(27)	1997	10/13/2015	40

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Foley Venture	Foley, AL	—	420	1,118	—	420	1,118	1,538	(41)	2002	10/13/2015	38
North Okaloosa MOB	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(34)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	—	380	1,237	1,617	(42)	2009	10/13/2015	41
Sorrento Road	Pensacola, FL	—	170	894	—	170	894	1,064	(31)	2010	10/13/2015	41
Breakfast Point Medical Park	Panama City, FL	—	—	817	—	—	817	817	(26)	2012	10/13/2015	42
Panama City Beach	Panama City, FL	—	—	739	—	—	739	739	(23)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(38)	2010	10/13/2015	41
Ft. Walton Beach	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(35)	1979	10/13/2015	35
Panama City	Panama City, FL	—	—	661	—	—	661	661	(23)	2003	10/13/2015	38
Pensacola - Catalyst	Pensacola, FL	—	220	1,685	—	220	1,685	1,905	(58)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(181)	2013	10/19/2015	45
Cambridge Professional Center MOB	Waldorf, MD	—	590	8,520	26	590	8,546	9,136	(315)	1999	10/30/2015	35
HonorHealth 44th Street MOB	Phoenix, AZ	—	515	3,884	—	515	3,884	4,399	(178)	1988	11/13/2015	28
Mercy Medical Center MOB	Fenton, MO	—	1,201	6,778	—	1,201	6,778	7,979	(202)	1999	12/1/2015	40
Nashville MOB	Nashville, TN	—	1,555	39,713	—	1,555	39,713	41,268	(883)	2015	12/17/2015	46
KSF Orthopaedic MOB	Houston, TX	—	530	3,712	—	530	3,712	4,242	(214)	1984	12/22/2015	19
Great Falls Clinic MOB	Great Falls, MT	—	—	27,402	—	—	27,402	27,402	(737)	2004	12/29/2015	40
Great Falls Hospital	Great Falls, MT	—	—	25,262	—	—	25,262	25,262	(661)	2015	1/25/2016	40
Monterey Medical Center ASC	Stuart, FL	—	380	5,064	—	380	5,064	5,444	(115)	2013	2/1/2016	42
Physicians Medical Plaza MOB	Indianapolis, IN	—	—	6,703	—	—	6,703	6,703	(197)	2004	2/1/2016	34
Park Nicollet Clinic	Chanhassen, MN	—	1,941	14,555	—	1,941	14,555	16,496	(363)	2005	2/8/2016	40
HEB Cancer Center	Bedford, TX	—	—	11,839	—	—	11,839	11,839	(218)	2014	2/12/2016	44
Riverview Medical Center	Lancaster, OH	—	1,313	10,243	63	1,313	10,306	11,619	(287)	1997	2/26/2016	33
St. Luke's Cornwall MOB	Cornwall, NY	9,500	—	13,017	—	—	13,017	13,017	(364)	2006	2/26/2016	35
HonorHealth Glendale	Glendale, AZ	—	1,770	8,089	—	1,770	8,089	9,859	(160)	2015	3/15/2016	45
Columbia MOB	Hudson, NY	12,000	—	16,550	—	—	16,550	16,550	(394)	2006	3/21/2016	35
St Vincent POB 1	Birmingham, AL	—	—	10,172	87	—	10,259	10,259	(530)	1975	3/23/2016	15
St Vincent POB 2	Birmingham, AL	—	48	6,624	72	48	6,696	6,744	(358)	1988	3/23/2016	15
St Vincent POB 3	Birmingham, AL	—	75	9,433	62	75	9,495	9,570	(300)	1992	3/23/2016	25
Emerson Medical Building	Creve Coeur, MO	—	1,590	9,853	13	1,590	9,866	11,456	(222)	1989	3/24/2016	35
Patient Partners Surgery Center	Gallatin, TN	—	203	3,376	—	203	3,376	3,579	(74)	2007	3/30/2016	40
Eye Associates of NM - Santa Fe	Santa Fe, NM	—	900	6,604	—	900	6,604	7,504	(166)	2002	3/31/2016	35
Eye Associates of NM - Albuquerque	Albuquerque, NM	—	1,020	7,832	—	1,020	7,832	8,852	(174)	2007	3/31/2016	40
Gardendale Surgery Center	Gardendale, AL	—	200	5,732	—	200	5,732	5,932	(107)	2011	4/11/2016	42
HealthEast - Curve Crest	Stillwater, MN	—	409	3,279	—	409	3,279	3,688	(63)	2011	4/14/2016	43
HealthEast - Victor Gardens	Hugo, MN	—	572	4,400	—	572	4,400	4,972	(89)	2008	4/14/2016	41
NOMS - Clyde	Clyde, OH	—	440	5,948	—	440	5,948	6,388	(96)	2015	5/10/2016	44
Blandford MOB	Little Rock, AR	—	203	2,386	—	203	2,386	2,589	(43)	1983	5/11/2016	40

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Cardwell MOB	Lufkin, TX	—	—	8,348	—	—	8,348	8,348	(143)	1999	5/11/2016	42
Dacono Neighborhood Health	Dacono, CO	—	2,258	2,911	—	2,258	2,911	5,169	(69)	2014	5/11/2016	44
Franciscan Health	Tacoma, WA	—	711	9,096	65	711	9,161	9,872	(405)	1951	5/11/2016	15
Grand Island Specialty Clinic	Grand Island, NE	—	102	2,802	150	102	2,952	3,054	(53)	1978	5/11/2016	42
Hot Springs MOB	Hot Springs Village, AR	—	305	3,309	—	305	3,309	3,614	(82)	1988	5/11/2016	30
Jewish Medical Center East	Louisville, KY	—	—	81,248	—	—	81,248	81,248	(1,255)	2003	5/11/2016	45
Jewish Medical Center South MOB - 1	Shepherdsville, KY	—	—	15,861	—	—	15,861	15,861	(311)	2005	5/11/2016	39
Jewish Medical Plaza I	Louisville, KY	—	—	8,808	—	—	8,808	8,808	(177)	1970	5/11/2016	35
Jewish Medical Plaza II	Louisville, KY	—	—	5,216	—	—	5,216	5,216	(234)	1964	5/11/2016	15
Jewish OCC	Louisville, KY	—	—	35,703	—	—	35,703	35,703	(705)	1985	5/11/2016	34
Lakeside Three Professional Center	Omaha, NE	—	—	1,372	25	—	1,397	1,397	(35)	2006	5/11/2016	35
Lexington Surgery Center	Lexington, KY	—	1,229	18,914	—	1,229	18,914	20,143	(429)	2000	5/11/2016	30
Medical Arts Pavilion	Lufkin, TX	—	—	6,215	5	—	6,220	6,220	(135)	2004	5/11/2016	33
Memorial Outpatient Center	Lufkin, TX	—	—	4,808	—	—	4,808	4,808	(82)	1990	5/11/2016	45
Midlands Two Professional Center	Papillion, NE	—	—	587	8	—	595	595	(98)	1976	5/11/2016	5
Parkview MOB	Little Rock, AR	—	705	4,343	—	705	4,343	5,048	(91)	1988	5/11/2016	35
Peak One ASC	Frisco, CO	—	—	5,763	—	—	5,763	5,763	(95)	2006	5/11/2016	44
Physicians Medical Center	Tacoma, WA	—	—	5,862	10	—	5,872	5,872	(148)	1977	5/11/2016	27
St. Alexius - Minot Medical Plaza	Minot, ND	—	—	26,078	—	—	26,078	26,078	(409)	2015	5/11/2016	49
St. Clare Medical Pavilion	Lakewood, WA	—	—	9,005	—	—	9,005	9,005	(214)	1989	5/11/2016	33
St. Joseph Medical Pavilion	Tacoma, WA	—	—	11,497	—	—	11,497	11,497	(235)	1989	5/11/2016	35
St. Joseph Office Park	Lexington, KY	—	3,722	12,675	373	3,722	13,048	16,770	(628)	1992	5/11/2016	14
St. Mary - Caritas Medical II	Louisville, KY	—	—	5,587	—	—	5,587	5,587	(113)	1979	5/11/2016	34
St. Mary - Caritas Medical III	Louisville, KY	—	—	383	46	—	429	429	(102)	1974	5/11/2016	2
Thornton Neighborhood Health	Thornton, CO	—	1,609	2,287	—	1,609	2,287	3,896	(53)	2014	5/11/2016	43
Medical Village at Kissimmee	Kissimmee, FL	—	634	3,365	—	634	3,365	3,999	(55)	2006	5/26/2016	39
Medical Village at Leesburg	Leesburg, FL	—	802	3,047	—	802	3,047	3,849	(79)	1979	5/26/2016	25
St. Francis MOB	Federal Way, WA	—	—	12,817	6	—	12,823	12,823	(226)	1987	6/2/2016	38
Children's Hospital MOB	Milwaukee, WI	—	476	4,897	—	476	4,897	5,373	(72)	2016	6/3/2016	45
Jewish Medical Center South MOB - 2	Shepherdsville, KY	—	27	3,827	—	27	3,827	3,854	(56)	2006	6/8/2016	40
Good Samaritan North Annex Building	Kearney, NE	—	—	2,734	—	—	2,734	2,734	(44)	1984	6/28/2016	37
NE Heart Institute Medical Building	Lincoln, NE	—	—	19,738	—	—	19,738	19,738	(211)	2004	6/28/2016	47
St. Vincent West MOB	Little Rock, AR	—	—	13,453	—	—	13,453	13,453	(149)	2012	6/29/2016	49
Meridan MOB	Englewood, CO	—	1,608	15,774	—	1,608	15,774	17,382	(239)	2002	6/29/2016	38
St. Mary - Caritas Medical I	Louisville, KY	—	—	8,774	—	—	8,774	8,774	(178)	1991	6/29/2016	25

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
St. Alexius - Medical Arts Pavilion	Bismarck, ND	—	—	12,902	—	—	12,902	12,902	(208)	1974	6/29/2016	32
St. Alexius - Mandan Clinic	Mandan, ND	—	708	7,700	—	708	7,700	8,408	(99)	2014	6/29/2016	43
St. Alexius - Orthopaedic Center	Bismarck, ND	—	—	13,881	—	—	13,881	13,881	(188)	1997	6/29/2016	39
St. Alexius - Rehab Center	Bismarck, ND	—	—	5,920	—	—	5,920	5,920	(126)	1997	6/29/2016	25
St. Alexius - Tech & Ed	Bismarck, ND	—	—	16,688	—	—	16,688	16,688	(226)	2011	6/29/2016	38
Good Samaritan MOB	Kearney, NE	—	—	24,154	—	—	24,154	24,154	(272)	1999	6/29/2016	45
Lakeside Two Professional Building	Omaha, NE	—	—	13,358	19	—	13,377	13,377	(177)	2000	6/29/2016	38
Lakeside Wellness Center	Omaha, NE	—	—	10,177	—	—	10,177	10,177	(132)	2000	6/29/2016	39
McAuley Center	Omaha, NE	—	1,427	17,020	—	1,427	17,020	18,447	(309)	1988	6/29/2016	30
Memorial Health Center	Grand Island, NE	—	—	33,967	—	—	33,967	33,967	(506)	1955	6/29/2016	35
Missionary Ridge MOB	Chattanooga, TN	—	—	7,223	1	—	7,224	7,224	(363)	1976	6/29/2016	10
Pilot Medical Center	Birmingham, AL	—	1,419	14,528	—	1,419	14,528	15,947	(225)	2005	6/29/2016	35
St. Joseph Medical Clinic	Tacoma, WA	—	—	16,427	—	—	16,427	16,427	(275)	1991	6/30/2016	30
Woodlands Medical Arts Center	The Woodlands, TX	—	—	19,168	5	—	19,173	19,173	(289)	2001	6/30/2016	35
FESC MOB	Tacoma, WA	—	—	12,702	139	—	12,841	12,841	(275)	1980	6/30/2016	26
Prairie Care MOB	Maplewood, MN	—	525	3,099	—	525	3,099	3,624	(38)	2016	7/6/2016	45
Springwoods MOB	Spring, TX	—	3,821	14,830	50	3,821	14,880	18,701	(159)	2015	7/21/2016	44
Unity - ASC, Imaging & MOB	West Lafayette, IN	—	960	9,991	—	960	9,991	10,951	(126)	2001	8/8/2016	35
Unity - Medical Pavilion	West Lafayette, IN	—	1,070	12,454	—	1,070	12,454	13,524	(157)	2001	8/8/2016	35
Unity - Faith, Hope & Love	West Lafayette, IN	—	280	1,862	—	280	1,862	2,142	(24)	2001	8/8/2016	35
Unity - Immediate Care & OCC	West Lafayette, IN	—	300	1,833	—	300	1,833	2,133	(22)	2004	8/8/2016	37
Medical Village at Maitland	Orlando, FL	—	2,393	18,543	—	2,393	18,543	20,936	(153)	2006	8/23/2016	44
Tri-State Orthopaedics MOB	Evansville, IN	—	1,580	14,162	—	1,580	14,162	15,742	(138)	2004	8/30/2016	37
Maury Regional Healthcare MOB	Spring Hill, TN	—	—	15,619	—	—	15,619	15,619	(101)	2012	9/30/2016	41
Spring Ridge Medical Center	Wyomissing, PA	—	28	4,943	—	28	4,943	4,971	(35)	2002	9/30/2016	37
Doctors Community Hospital POB	Lanham, MD	—	—	23,034	—	—	23,034	23,034	(120)	2009	9/30/2016	48
Gig Harbor Medical Pavilion	Gig Harbor, WA	—	—	4,791	—	—	4,791	4,791	(54)	1991	9/30/2016	30
Midlands One Professional Center	Papillion, NE	—	—	14,922	—	—	14,922	14,922	(101)	2010	9/30/2016	37
N.W. Michigan Surgery Center Units #1, #2, & #4	Traverse City, MI	—	2,748	30,005	—	2,748	30,005	32,753	(130)	2004	10/28/2016	40
Northeast Medical Center	Fayetteville, NY	—	3,899	25,564	—	3,899	25,564	29,463	(78)	1998	11/23/2016	33
North Medical Center	Liverpool, NY	—	1,232	18,680	—	1,232	18,680	19,912	(50)	1989	11/23/2016	35
Cincinnati Eye Institute	Cincinnati, OH	—	2,050	32,546	—	2,050	32,546	34,596	(162)	1985	11/23/2016	35
HonorHealth - Scottsdale MOB	Scottsdale, AZ	—	—	4,288	—	—	4,288	4,288	(10)	2000	12/2/2016	45
Fox Valley Hematology & Oncology	Appleton, WI	—	1,590	26,666	—	1,590	26,666	28,256	(52)	2015	12/8/2016	44
Gastrointestinal Associates MOB	Powell, TN	—	937	3,214	—	937	3,214	4,151	(10)	1965	12/9/2016	30

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Northern Vision Eye Center	Traverse City, MI	—	490	2,132	—	490	2,132	2,622	(5)	2006	12/15/2016	35
Flower Mound MOB	Flower Mound, TX	—	1,945	8,312	—	1,945	8,312	10,257	(18)	2011	12/16/2016	43
Carrollton MOB	Flower Mound, TX	—	2,183	10,461	—	2,183	10,461	12,644	(24)	2002	12/16/2016	40
HonorHealth IRF	Scottsdale, AZ	10,000	—	19,331	—	—	19,331	19,331	—	2000	12/22/2016	42
		$123,194	$189,760	$2,389,096	$27,680	$189,760	$2,416,776	$2,606,536	$(118,609)

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2016

The aggregate cost for federal income tax purposes of the real estate as of December 31, 2016 is $2.49 billion, with accumulated tax depreciation of $94.4 million. The cost, net of accumulated depreciation, is approximately $2.39 billion(unaudited).

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance as of the beginning of the year	$1,424,894	$729,034	$224,730
Acquisitions	1,170,593	695,693	505,379
Additions	11,049	4,440	900
Impairment	—	—	(1,750)
Dispositions	—	(4,273)	(225)
Balance as of the end of the year	$2,606,536	$1,424,894	$729,034

The changes in accumulated depreciation for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance as of the beginning of the year	$61,242	$32,772	$20,299
Depreciation	57,367	29,958	12,473
Dispositions	—	(1,488)	—
Balance as of the end of the year	$118,609	$61,242	$32,772

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP (“EY”), an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures.

In designing and evaluating the disclosure controls and procedures and the Trust’s internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and the Trust’s internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures.

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of December 31, 2016, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Limitations on Effectiveness of Controls and Procedures.

In designing and evaluating the disclosure controls and procedures and the Operating Partnership’s internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and the Operating Partnership’s internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Proposal 1 - Election of Trustees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance Matters”, “Executive Officers”, and “Report of the Audit Committee of the Board of Trustees” to be included in the Trust’s 2017 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2016.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in “Part I., Item 1. Business - Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Executive Compensation”, “2016 Non-Employee Trustee Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” to be included in the Trust’s 2017 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” to be included in the Trust’s 2017 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2016.

Equity Compensation Plan Information

The table below presents information as of December 31, 2016 for the 2013 Equity Incentive Plan. We do not have any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	722,941	(1)	—	$1,231,698	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	722,941		—	$1,231,698

(1)
Includes (i) performance-based restricted stock units at maximum level granted to our officers under the 2013 Equity Incentive Plan, which will vest, if at all, based on achievement of performance criteria over a performance period, subject to the terms of the grant, and (ii) time-based restricted stock units granted to our non-employee trustees under the 2013 Equity Incentive Plan. With the exception of performance-based restricted stock units issued to certain officers in 2014, which have been determined to be recognized at a 190% performance level, performance-based restricted stock units are reflected at maximum levels for each of the awards because actual performance through December 31, 2016 was either at maximum level or between target and maximum levels for each of the awards under the 2013 Equity Incentive Plan. With the exception of the 2014 performance-based restricted stock units, the actual number of performance-based restricted stock units granted has not been determined and will be determined based on the Company’s performance over the 3-year performance periods applicable to each award.

(2)	Represents 1,006,242 shares under the 2013 Equity Incentive Plan and 225,456 shares under the 2015 Employee Stock Purchase Plan available for future issuance as of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Certain Relationships and Related Transactions” and “Trustee Independence” to be included in the Trust’s 2017 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” to be included in the Trust’s 2017 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	141

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY TRUST

Dated:	February 24, 2017	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 24, 2017
John T. Thomas	President and Trustee (Principal Executive Officer)

/s/ JEFFREY N. THEILER	Executive Vice President and	February 24, 2017
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. LUCEY	Senior Vice President - Chief Accounting and	February 24, 2017
John W. Lucey	Administrative Officer (Principal Accounting Officer)

/s/ STANTON D. ANDERSON	Trustee	February 24, 2017
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	February 24, 2017
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	February 24, 2017
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	February 24, 2017
William A. Ebinger, M.D.

/s/ TOMMY G. THOMPSON	Chairman	February 24, 2017
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee	February 24, 2017
Richard A. Weiss

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY L.P. by: Physicians Realty Trust, its general partner

Dated:	February 24, 2017	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 24, 2017
John T. Thomas	President and Trustee (Principal Executive Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JEFFREY N. THEILER	Executive Vice President and	February 24, 2017
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JOHN W. LUCEY	Senior Vice President - Chief Accounting and	February 24, 2017
John W. Lucey	Administrative Officer (Principal Accounting Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ STANTON D. ANDERSON	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
William A. Ebinger, M.D.

/s/ TOMMY G. THOMPSON	Chairman of the Board of Trustees of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	February 24, 2017
Richard A. Weiss

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
10.1	(4)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(5)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.3	(6)	Employment Agreement dated as of February 26, 2016, between the Trust and John T. Thomas**
10.4	(7)	Employment Agreement dated as of May 5, 2016, between the Trust and Jeffrey N. Theiler**
10.5	(7)	Employment Agreement dated as of May 5, 2016, between the Trust and John W. Lucey**
10.6	(7)	Employment Agreement dated as of May 5, 2016, between the Trust and Mark D. Theine**
10.7	(7)	Employment Agreement dated as of May 5, 2016, between the Trust and Deeni Del Mar Taylor**
10.8	(7)	Employment Agreement dated as of May 5, 2016, between the Trust and Bradley D. Page**
10.9		Employment Agreement dated as of January 1, 2017, between the Trust and Dan Klein* **
10.10	(8)	Physicians Realty Trust Incentive Bonus Plan**
10.12	(8)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.13	(8)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.14	(8)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.15	(9)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective August 7, 2014**
10.16	(10)
Contribution Agreement, dated as of February 5, 2015, by and among United Properties Investment, LLC, a Minnesota limited liability company, Minnetonka Medical Building, LLC, a Minnesota limited liability company and DOC-15450 State Highway 7 MOB, LLC, a Wisconsin limited liability company

10.17	(11)	Amended and Restated Employment Agreement dated as of February 19, 2015, between the Trust and John Sweet**
10.18	(12)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.19	(12)	Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)**
10.20	(12)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.21	(13)
Amended and Restated Credit Agreement, dated June 10, 2016, among Physicians Realty L.P., Physicians Realty Trust, KeyBank National Association, KeyBanc Capital Markets Inc., BMO Capital Markets, Citizens Bank, N.A., and the lenders party thereto.

10.22	(14)	Physicians Realty Trust 2015 Employee Stock Purchase Plan**
10.23	(15)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.24	(15)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.23)
10.25	(15)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.23)
10.26	(15)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.23)
10.27	(15)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.23)
10.28	(16)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.29	(16)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.28)
10.30	(16)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.28)
10.31	(16)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.28)
10.32	(16)	First Amendment to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Required Noteholders
10.33	(17)	Purchase and Sale Agreement (Building Sale / Ground Lease Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.
10.34	(17)	Purchase and Sale Agreement (Fee Simple Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.
12.1		Statement re Computation of Ratio of Earnings to Fixed Charges*
12.2		Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Unit Distributions*
21.1		List of Subsidiaries of the Registrant*

Exhibit No.	Title
23.1	Consent of Ernst & Young LLP for Physicians Realty Trust*
23.2	Consent of Ernst & Young LLP for Physicians Realty L.P.*
24.1	Power of Attorney (included on signature pages)*
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
32.1
Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) for Physicians Realty Trust*

32.2
Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) for Physicians Realty L.P.*

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

† Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 14, 2013 (File No. 333-188862).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (File No. 001-36007).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 17, 2015 (File No. 333-205034).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.

(5)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2016 (File No. 001-36007).

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2016 (File No. 001-36007).

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014 (File No. 001-36007).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2014 (File No. 001-36007).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (Fle No. 001-36007).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2015 (File No. 001-36007).

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 001-36007).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 (File No. 001-36007).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2016 (File No. 001-36007).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC May 6, 2016 (File No. 001-36007).