Form 10-Q
period 2017-03-31
Physicians Realty Trust; Physicians Realty L.P.
filed 2017-05-05
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-36007 (Physicians Realty Trust)
Commission file number: 333-205034-01 (Physicians Realty L.P.)

PHYSICIANS REALTY TRUST
PHYSICIANS REALTY L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland (Physicians Realty Trust) Delaware (Physicians Realty L.P.) (State of Organization)	46-2519850 80-0941870 (IRS Employer Identification No.)

309 N. Water Street, Suite 500 Milwaukee, Wisconsin (Address of Principal Executive Offices)	53202 (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Physicians Realty Trust	Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐

Physicians Realty L.P.	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Physicians Realty Trust      ☐ Physicians Realty L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of the Registrant’s common shares outstanding as of April 28, 2017 was 153,496,528.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2017 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of April 28, 2017, no Series A Preferred Units are outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of March 31, 2017, the Trust held a 96.6% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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

The Company believes combining the Quarterly Reports of the Trust and the Operating Partnership, including the notes to the consolidated financial statements, into this single report results in the following benefits:

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

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	the consolidated financial statements in Item 1 of this report;

•	certain accompanying notes to the consolidated financial statements, including Note 3 (Acquisitions and Dispositions) and Note 14 (Earnings Per Share and Earnings Per Unit);

•	controls and procedures in Item 4 of this report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this report.

2

PHYSICIANS REALTY TRUST AND PHYSICIANS REALTY L.P.

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2017

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness, or our ability to pay down or refinance our indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentration in Texas causes us to be particularly exposed to downturns in the Texas economy or other changes in Texas market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•	any adverse effects to Catholic Health Initiatives’ (“CHI”) business, financial position or results of operations that impact the ability of affiliates of CHI to pay us rent;

•	the impact of our investments in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	higher market interest rates;

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report, and Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”).

PART I.                         Financial Information
Item 1.                                 Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$201,372	$189,759
Building and improvements	2,577,895	2,402,643
Tenant improvements	15,646	14,133
Acquired lease intangibles	341,417	301,462
	3,136,330	2,907,997
Accumulated depreciation	(204,516)	(181,785)
Net real estate property	2,931,814	2,726,212
Real estate held for sale	11,926	—
Real estate loans receivable	40,258	39,154
Investment in unconsolidated entity	2,231	2,258
Net real estate investments	2,986,229	2,767,624
Cash and cash equivalents	117,484	15,491
Tenant receivables, net	6,882	9,790
Other assets	85,798	95,187
Total assets	$3,196,393	$2,888,092
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$243,163	$643,742
Notes payable	619,972	224,330
Mortgage debt	143,543	123,083
Accounts payable	3,126	4,423
Dividends and distributions payable	36,485	32,179
Accrued expenses and other liabilities	36,206	42,287
Acquired lease intangibles, net	9,433	9,253
Total liabilities	1,091,928	1,079,297

Redeemable noncontrolling interest - Series A Preferred Units (2016) and partially owned properties	11,931	26,477

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 153,496,106 and 135,966,013 common shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,535	1,360
Additional paid-in capital	2,230,631	1,920,644
Accumulated deficit	(225,856)	(197,261)
Accumulated other comprehensive income	14,533	13,708
Total shareholders’ equity	2,020,843	1,738,451
Noncontrolling interests:
Operating Partnership	71,043	43,142
Partially owned properties	648	725
Total noncontrolling interests	71,691	43,867
Total equity	2,092,534	1,782,318
Total liabilities and equity	$3,196,393	$2,888,092

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental revenues	$59,092	$34,855
Expense recoveries	16,354	7,903
Interest income on real estate loans and other	1,220	1,376
Total revenues	76,666	44,134
Expenses:
Interest expense	9,815	4,197
General and administrative	4,736	4,121
Operating expenses	22,089	11,037
Depreciation and amortization	27,933	16,010
Acquisition expenses	5,405	3,377
Total expenses	69,978	38,742
Income before equity in income of unconsolidated entities:	6,688	5,392
Equity in income of unconsolidated entities	28	32
Net income	6,716	5,424
Net income attributable to noncontrolling interests:
Operating Partnership	(147)	(173)
Partially owned properties (1)	(167)	(317)
Net income attributable to controlling interest	6,402	4,934
Preferred distributions	(211)	(548)
Net income attributable to common shareholders:	$6,191	$4,386
Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average common shares:
Basic	138,986,629	102,704,008
Diluted	142,605,930	107,148,380

Dividends and distributions declared per common share and OP Unit	$0.225	$0.225

(1)	Includes $0.1 million of net income attributable to redeemable noncontrolling interests for the quarter ended March 31, 2017. No such adjustments are required for the quarter ended March 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$6,716	$5,424
Other comprehensive income:
Change in fair value of interest rate swap agreements	1,587	—
Total other comprehensive income	1,587	—
Comprehensive income	8,303	5,424
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(201)	(173)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(167)	(317)
Comprehensive income attributable to common shareholders	$7,935	$4,934

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$1,360	$1,920,644	$(197,261)	$13,708	$1,738,451	$43,142	$725	$43,867	$1,782,318
Net proceeds from sale of common shares	173	301,399	—	—	301,572	—	—	—	301,572
Restricted share award grants, net	2	(943)	(205)	—	(1,146)	—	—	—	(1,146)
Purchase of OP Units	—	—	—	—	—	(3,725)	—	(3,725)	(3,725)
Conversion of OP Units	—	264	—	—	264	(264)	—	(264)	—
Dividends/distributions declared	—	—	(34,581)	—	(34,581)	(1,168)	—	(1,168)	(35,749)
Preferred distributions	—	—	(211)	—	(211)	—	—	—	(211)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	44,259	—	44,259	44,259
Contributions	—	—	—	—	—	—	47	47	47
Distributions	—	—	—	—	—	—	(154)	(154)	(154)
Buyout of Noncontrolling Interests - partially owned properties	—	(2,800)	—	—	(2,800)	719	(24)	695	(2,105)
Change in fair value of interest rate cap agreements	—	—	—	825	825	—	—	—	825
Net income	—	—	6,402	—	6,402	147	54	201	6,603
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	12,067	—	—	12,067	(12,067)	—	(12,067)	—
Balance at March 31, 2017	$1,535	$2,230,631	$(225,856)	$14,533	$2,020,843	$71,043	$648	$71,691	$2,092,534

The accompanying notes are an integral part of this consolidated financial statement.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$6,716	$5,424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,933	16,010
Amortization of deferred financing costs	549	448
Amortization of lease inducements and above/below market lease intangibles	1,307	962
Straight-line rental revenue/expense	(4,508)	(3,185)
Amortization of discount on unsecured senior notes	20	—
Amortization of above market assumed debt	(59)	(59)
Equity in income of unconsolidated entities	(28)	(32)
Distributions from unconsolidated entities	55	27
Change in fair value of derivatives	165	(40)
Provision for bad debts	(127)	30
Non-cash share compensation	(941)	1,185
Write-off of contingent consideration	(70)	—
Change in operating assets and liabilities:
Tenant receivables	2,703	(3,665)
Other assets	1,088	(1,995)
Accounts payable	(1,297)	1,015
Accrued expenses and other liabilities	(676)	4,023
Net cash provided by operating activities	32,830	20,148
Cash Flows from Investing Activities:
Acquisition of investment properties, net	(174,737)	(197,876)
Capital expenditures on existing investment properties	(3,434)	(1,820)
Real estate loans receivable	(2,279)	(500)
Repayment of note receivable	16,423	—
Repayment of real estate loan receivable	1,507	4,500
Leasing commissions	(552)	(58)
Lease inducements	(2,050)	(1,284)
Net cash used in investing activities	(165,122)	(197,038)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	301,572	321,238
Proceeds from credit facility borrowings	128,000	150,000
Payment on credit facility borrowings	(529,000)	(424,000)
Proceeds from issuance of mortgage debt	—	21,500
Proceeds from issuance of senior unsecured notes	396,108	150,000
Principal payments on mortgage debt	(5,823)	(541)
Debt issuance costs	(651)	(808)
Dividends paid - shareholders	(30,945)	(19,666)
Distributions to noncontrolling interest - Operating Partnership	(703)	(809)
Preferred distributions paid - OP Unit holder	(480)	(204)
Contributions from noncontrolling interest	47	—
Distributions to noncontrolling interest - partially owned properties	(154)	(57)
Purchase of Series A Preferred Units	(19,961)	—
Purchase of OP Units	(3,725)	—
Net cash provided by financing activities	234,285	196,653
Net increase in cash and cash equivalents	101,993	19,763
Cash and cash equivalents, beginning of period	15,491	3,143
Cash and cash equivalents, end of period	$117,484	$22,906
Supplemental disclosure of cash flow information - interest paid during the period	$10,764	$2,181
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$825	$—
Supplemental disclosure of noncash activity - assumed debt	$26,379	$—
Supplemental disclosure of noncash activity - issuance of OP Units in connection with acquisitions	$44,978	$2,869

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$201,372	$189,759
Building and improvements	2,577,895	2,402,643
Tenant improvements	15,646	14,133
Acquired lease intangibles	341,417	301,462
	3,136,330	2,907,997
Accumulated depreciation	(204,516)	(181,785)
Net real estate property	2,931,814	2,726,212
Real estate held for sale	11,926	—
Real estate loans receivable	40,258	39,154
Investment in unconsolidated entity	2,231	2,258
Net real estate investments	2,986,229	2,767,624
Cash and cash equivalents	117,484	15,491
Tenant receivables, net	6,882	9,790
Other assets	85,798	95,187
Total assets	$3,196,393	$2,888,092
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$243,163	$643,742
Notes payable	619,972	224,330
Mortgage debt	143,543	123,083
Accounts payable	3,126	4,423
Dividends and distributions payable	36,485	32,179
Accrued expenses and other liabilities	36,206	42,287
Acquired lease intangibles, net	9,433	9,253
Total liabilities	1,091,928	1,079,297

Redeemable noncontrolling interest - Series A Preferred Units (2016) and partially owned properties	11,931	26,477

Capital:
Partners’ capital:
General partners’ capital, 153,496,106 and 135,966,013 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2,006,310	1,724,743
Limited partners’ capital, 5,410,688 and 3,436,207 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	71,043	43,142
Accumulated other comprehensive income	14,533	13,708
Total partners’ capital	2,091,886	1,781,593
Noncontrolling interest - partially owned properties	648	725
Total capital	2,092,534	1,782,318
Total liabilities and capital	$3,196,393	$2,888,092

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(in thousands, except unit and per unit data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental revenues	$59,092	$34,855
Expense recoveries	16,354	7,903
Interest income on real estate loans and other	1,220	1,376
Total revenues	76,666	44,134
Expenses:
Interest expense	9,815	4,197
General and administrative	4,736	4,121
Operating expenses	22,089	11,037
Depreciation and amortization	27,933	16,010
Acquisition expenses	5,405	3,377
Total expenses	69,978	38,742
Income before equity in income of unconsolidated entities:	6,688	5,392
Equity in income of unconsolidated entities	28	32
Net income	6,716	5,424
Net income attributable to noncontrolling interests - partially owned properties (1)	(167)	(317)
Net income attributable to controlling interest	6,549	5,107
Preferred distributions	(211)	(548)
Net income attributable to common unitholders	$6,338	$4,559
Net income per common unit:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average common units:
Basic	142,172,746	106,550,467
Diluted	142,605,930	107,148,380
Distributions declared per common unit	$0.225	$0.225

(1)	Includes $0.1 million of net income attributable to redeemable noncontrolling interests for the quarter ended March 31, 2017. No such adjustments are required for the quarter ended March 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$6,716	$5,424
Other comprehensive income:
Change in fair value of interest rate swap agreements	1,587	—
Total other comprehensive income	1,587	—
Comprehensive income	8,303	5,424
Comprehensive income attributable to noncontrolling interests - partially owned properties	(167)	(317)
Comprehensive income attributable to common unitholders	$8,136	$5,107

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(in thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2017	1,724,743	43,142	13,708	1,781,593	725	1,782,318
Net Proceeds from sale of common shares	301,572	—	—	301,572	—	301,572
Restricted share award grants, net	(1,146)	—	—	(1,146)	—	(1,146)
Purchase of OP Units	—	(3,725)	—	(3,725)	—	(3,725)
Conversion of OP Units	264	(264)	—	—	—	—
OP Units - distributions	(34,581)	(1,168)	—	(35,749)	—	(35,749)
Preferred distributions	(211)	—	—	(211)	—	(211)
Issuance of OP Units in connection with acquisitions	—	44,259	—	44,259	—	44,259
Contributions	—	—	—	—	47	47
Distributions	—	—	—	—	(154)	(154)
Buyout of Noncontrolling Interest - partially owned properties	(2,800)	719	—	(2,081)	(24)	(2,105)
Change in fair value of interest rate cap agreements	—	—	825	825	—	825
Net income	6,402	147	—	6,549	54	6,603
Adjustments for Limited Partners ownership in Operating Partnership	12,067	(12,067)	—	—	—	—
Balance at March 31, 2017	$2,006,310	$71,043	$14,533	$2,091,886	$648	$2,092,534

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$6,716	$5,424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,933	16,010
Amortization of deferred financing costs	549	448
Amortization of lease inducements and above/below market lease intangibles	1,307	962
Straight-line rental revenue/expense	(4,508)	(3,185)
Amortization of discount on unsecured senior notes	20	—
Amortization of above market assumed debt	(59)	(59)
Equity in income of unconsolidated entities	(28)	(32)
Distributions from unconsolidated entities	55	27
Change in fair value of derivatives	165	(40)
Provision for bad debts	(127)	30
Non-cash share compensation	(941)	1,185
Write-off of contingent consideration	(70)	—
Change in operating assets and liabilities:
Tenant receivables	2,703	(3,665)
Other assets	1,088	(1,995)
Accounts payable	(1,297)	1,015
Accrued expenses and other liabilities	(676)	4,023
Net cash provided by operating activities	32,830	20,148
Cash Flows from Investing Activities:
Acquisition of investment properties, net	(174,737)	(197,876)
Capital expenditures on existing investment properties	(3,434)	(1,820)
Real estate loans receivable	(2,279)	(500)
Repayment of note receivable	16,423	4,500
Repayment of real estate loan receivable	1,507	—
Leasing commissions	(552)	(58)
Lease Inducements	(2,050)	(1,284)
Net cash used in investing activities	(165,122)	(197,038)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	301,572	321,238
Proceeds from credit facility borrowings	128,000	150,000
Payment on credit facility borrowings	(529,000)	(424,000)
Proceeds from issuance of mortgage debt	—	21,500
Proceeds from issuance of senior unsecured notes	396,108	150,000
Principal payments on mortgage debt	(5,823)	(541)
Debt issuance costs	(651)	(808)
OP Units distributions - General Partner	(30,945)	(19,666)
OP Units distributions - Limited Partner	(703)	(809)
Preferred OP Units distributions - Limited Partner	(480)	(204)
Contributions from noncontrolling interest	47	—
Distributions to noncontrolling interest - partially owned properties	(154)	(57)
Purchase of Preferred Limited Partner Units	(19,961)	—
Purchase of Limited Partner Units	(3,725)	—
Net cash provided by financing activities	234,285	196,653
Net increase in cash and cash equivalents	101,993	19,763
Cash and cash equivalents, beginning of period	15,491	3,143
Cash and cash equivalents, end of period	$117,484	$22,906
Supplemental disclosure of cash flow information - interest paid during the period	$10,764	$2,181
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$825	$—
Supplemental disclosure of noncash activity - assumed debt	$26,379	$—
Supplemental disclosure of noncash activity - issuance of OP Units in connection with acquisitions	$44,978	$2,869

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust and Physicians Realty L.P.
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us,” or “our” refers to Physicians Realty Trust and Physicians Realty L.P., collectively.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of March 31, 2017, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Equity Offerings

On March 17, 2017, the Trust completed a follow-on public offering of 17,250,000 common shares of beneficial interest, including 2,250,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $300.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 17,250,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “2016 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “2016 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the 2016 Agents (the “2016 ATM Program”). In accordance with the 2016 Sales Agreements, the Trust may offer and sell its common shares through any of the 2016 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

During the quarterly period ended March 31, 2017, the Trust did not issue and sell any common shares pursuant to any of the 2016 Sales Agreements. As of April 28, 2017, the Trust has $297.4 million remaining available under the 2016 ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2017 and 2016 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on February 24, 2017.

Principles of Consolidation

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We consolidate our investment in a VIE when we determine that we are the VIE’s primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. We perform this analysis on an ongoing basis.

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

During the three months ended March 31, 2017, the Operating Partnership partially funded a property acquisition by issuing an aggregate of 2,247,817 OP Units valued at approximately $44.3 million. The acquisition had a total purchase price of approximately $78.6 million.

In addition, on January 31, 2017, the Operating Partnership redeemed the noncontrolling interest in a joint venture between the Operating Partnership and Medical Center of New Albany I, LLC, an Ohio limited liability company. As consideration, the Operating Partnership paid approximately $2.1 million in cash and issued 38,641 OP Units, representing an aggregate $2.8 million.

Noncontrolling interests in the Company include OP Units held by other investors. As of March 31, 2017, the Trust held a 96.6% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Holders of OP Units may not transfer their OP Units without the Trust’s prior written consent, as general partner of the Operating Partnership. Beginning on the first anniversary of the issuance of OP Units, OP Unit holders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or for unregistered common shares on a one-for-one basis. Such selection to pay cash or issue common shares to satisfy an OP Unit holder’s redemption request is solely within the control of the Trust. Accordingly, the Trust presents the OP Units of the Operating Partnership held by investors other than the Trust as noncontrolling interests within equity in the consolidated balance sheets.

Partially Owned Properties: The Trust and Operating Partnership reflect noncontrolling interests in partially owned properties on the balance sheet for the portion of consolidated properties that are not wholly owned by the Company. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statements of income.

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

On February 5, 2015, the Company entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. Holders of Series A Preferred Units are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. The holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to one year from the issuance date. In addition, Series A Preferred Units are redeemable at the option of the holders which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares. Due to the redemption rights associated with the Series A Preferred Units, the Company classifies the Series A Preferred Units in the mezzanine section of the consolidated balance sheets.

The Series A Preferred Units were evaluated for embedded features that should be bifurcated and separately accounted for as a freestanding derivative. The Company determined that the Series A Preferred Units contained features that require bifurcation. The Company records the carrying amount of the redeemable noncontrolling interests, less the value of the embedded derivative, at the greater of the carrying value or redemption value in the consolidated balance sheets in accrued expenses and other liabilities.

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

On January 12, 2017, the Series A Preferred Units issued in conjunction with the Nashville MOB acquisition were redeemed for a total value of $20.0 million. The fair value of the embedded derivative associated with the previously outstanding Series A Preferred Units was $5.6 million which was derecognized in the course of the redemption.

As of March 31, 2017, no Series A Preferred Units are outstanding.

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

In connection with the acquisition of the Great Falls Clinic, physicians affiliated with the seller retained a non-controlling interest which may, at the holders option, be redeemed at any time. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

On March 17, 2017, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended March 31, 2017. The distribution was paid on April 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on April 5, 2017.

All distributions paid by the Operating Partnership are declared and paid at the same time as dividends are distributed by the Trust to common shareholders. It has been the Operating Partnership’s policy to declare quarterly distributions so as to allow the Trust to comply with applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), governing REITs. The declaration and payment of quarterly distributions remains subject to the review and approval of the Trust’s Board of Trustees.

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

In recognizing identified intangible assets and liabilities in connection with a business combination, the value of above or below-market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases plus the term of any renewal options that the lessee would be economically compelled to exercise.

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

The Company did not record impairment charges in the three month periods ended March 31, 2017 and 2016.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, and are no longer depreciated. Four properties were classified as held for sale as of March 31, 2017. See Note 3 (Acquisitions and Dispositions) for further detail regarding the properties held for sale.

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

Real Estate Loans Receivable

Real estate loans receivable consists of seven mezzanine loans and two term loans. Each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the two term loans are secured by equity interests in two medical office building developments, respectively. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Company’s consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three or fewer months from the date of purchase.

The Company is subject to concentrations of credit risk as a result of its temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions in order to mitigate that risk.

Escrow Reserves

The Company is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement. The total reserves as of March 31, 2017 and December 31, 2016 are $3.9 million and $4.3 million, respectively, which are included in other assets in the consolidated balance sheets.

Deferred Costs

Deferred costs consist primarily of fees paid to obtain financing and costs associated with the origination of long-term leases on real estate properties. After the purchase of a property, lease commissions incurred to extend in-place leases or generate new leases are added to deferred lease costs. Deferred lease costs are included as a component of other assets and are amortized on a straight-line basis over the terms of their respective agreements. Deferred financing costs are shown as a direct reduction from the related debt liability. The Company amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $36.6 million and $32.0 million as of March 31, 2017 and December 31, 2016, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below-market rents are amortized over the remaining life of the lease.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2017, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2017, the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

Income Taxes

The Trust elected to be taxed as a REIT for federal tax purposes commencing with the filing of its tax return for the short taxable year ending December 31, 2013. The Trust had no taxable income prior to electing REIT status. To qualify as a REIT, the Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Trust relief under certain statutory provisions. Such an event could materially adversely affect the Trust’s net income and net cash available for distribution to shareholders. However, the Trust intends to continue to operate in such a manner as to continue qualifying for treatment as a REIT. Although the Trust continues to qualify for taxation as a REIT, in various instances, the Trust is subject to state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $2.2 million and $2.4 million, respectively.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is permitted for reporting periods beginning after December 15, 2016. The Company anticipates that adoption of ASU 2014-09 will take place on January 1, 2018 via the modified retrospective approach. Under the full retrospective method, the standard would be applied retrospectively to all reporting periods represented on the financial statements. The modified retrospective approach applies the standard in the year of initial application and presents the cumulative effect of prior periods with an adjustment to beginning retained earnings, with no restatement of comparative periods. As leasing arrangements (which are excluded from ASU 2014-09) represent the primary source of revenue for the Company, the impact of adoption will be limited to the Company’s recognition and presentation of non-lease revenues. The Company continues to evaluate the impact of ASU 2014-09 to its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 on January 1, 2017, with no material effect on its consolidated financial statements with no adjustments made to prior periods.

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

Note 3. Acquisitions and Dispositions

During the three months ended March 31, 2017, the Company completed acquisitions of 7 operating healthcare properties and 2 condominium units located in 5 states for an aggregate purchase price of approximately $243.2 million. In addition, the Company completed $2.3 million of loan transactions and $2.8 million of noncontrolling interest buyouts, resulting in total investment activity of approximately $248.3 million.

Investment activity for the three months ended March 31, 2017 is summarized below:

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Tinseltown - Loan Draw	(2)		Jacksonville, FL		$516
Hazelwood Mezzanine Loan - Amendment	(3)		Minnetonka, MN		1,763
Orthopedic Associates	(4)		Flower Mound, TX	January 5, 2017	18,750
Medical Arts Center at Hartford	(4)		Plainville, CT	January 11, 2017	30,250
Noncontrolling Interest Buyout - New Albany	(5)		New Albany, OH	January 31, 2017	2,824
CareMount - Lake Katrine MOB	(4)	(6)	Lake Katrine, NY	February 14, 2017	41,791
CareMount - Rhinebeck MOB	(4)		Rhinebeck, NY	February 14, 2017	18,639
Syracuse Condos	(4)		Fayetteville & Liverpool, NY	February 27, 2017	2,659
Monterey Medical Center MOB	(4)		Stuart, FL	March 7, 2017	18,979
Creighton University Medical Center	(7)	(8)	Omaha, NE	March 28, 2017	33,529
Strictly Pediatrics Specialty Center	(4)	(9)	Austin, TX	March 31, 2017	78,628
					$248,328

(1)	“MOB” means medical office building.

(2)	This investment represents the final Tinseltown draw, resulting in a total loan balance of $12.6 million.

(3)	The existing Hazelwood Mezzanine Loan was amended, resulting in a total outstanding principal balance of $5.1 million.

(4)	The Company accounted for these acquisitions as business combinations pursuant to the acquisition method. Acquisition costs expensed during the period total $5.4 million.

(5)
The Company acquired the previously outstanding interest in the New Albany MOB from the predecessor owner. As consideration, the Operating Partnership paid approximately $2.1 million in cash and issued 38,641 OP Units, representing an aggregate $2.8 million.

(6)	The Company partially funded this acquisition through the assumption of an existing mortgage valued at approximately $26.4 million.

(7)	The Company accounted for this acquisition as an asset acquisition and capitalized total acquisition costs of $0.1 million.

(8)	This acquisition is part of the CHI portfolio.

(9)	The Company partially funded this acquisition through the issuance of 2,247,817 OP Units valued at approximately $44.3 million.

For the three months ended March 31, 2017, the Company recorded revenues of $1.8 million from its first quarter acquisitions. Net loss attributable to acquisitions completed during the three months ended March 31, 2017 was $2.8 million as a result of related closing expenses totaling $3.3 million.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

Land	$14,190
Building and improvements	187,239
In-place lease intangible	27,670
Above market in-place lease intangible	13,406
Below market in-place lease intangible	(757)
Below market in-place ground lease	1,042
Receivables	480
Debt assumed	(26,379)
Issuance of OP Units	(44,978)
Net assets acquired	$171,913

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Georgia Portfolio Disposition

On February 23, 2017, the Company executed an agreement to sell a portfolio of four medical office buildings (the “Georgia Portfolio”), representing an aggregate 80,292 square feet, for approximately $18.2 million. On April 7, 2017, the Company closed on the sale of the Georgia Portfolio. The disposition met the Company’s held for sale criteria at March 31, 2017. In accordance with this classification, the following assets are classified as held for sale in the accompanying consolidated balance sheets at March 31, 2017 (in thousands):

Land and improvements	$2,578
Building and improvements	13,404
Tenant improvements	469
Acquired lease intangibles	2,137
Real estate held for sale before accumulated depreciation	18,588
Accumulated depreciation	(6,662)
Real estate held for sale	$11,926

Unaudited Pro Forma Financial Information

Physicians Realty Trust

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2017 acquisitions detailed above as of January 1, 2016 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Revenue	$79,922	$49,155
Net income	7,426	5,994
Net income available to common shareholders	6,903	4,937
Earnings per share - basic	$0.05	$0.04
Earnings per share - diluted	$0.05	$0.04
Weighted average number of shares outstanding - basic	138,986,629	138,986,629
Weighted average number of shares outstanding - diluted	142,605,930	142,605,930

Physicians Realty L.P.

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2017 acquisitions detailed above as of January 1, 2016 (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2017	2016
Revenue	$79,922	$49,155
Net income	7,426	5,994
Net income available to common unitholders	7,048	5,129
Earnings per unit - basic	$0.05	$0.04
Earnings per unit - diluted	$0.05	$0.04
Weighted average number of units outstanding - basic	142,172,746	142,172,746
Weighted average number of units outstanding - diluted	142,605,930	142,605,930

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities (including those related to the Georgia Portfolio) as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$250,038	$(64,317)	$185,721	$222,394	$(55,605)	$166,789
Above market leases	48,884	(8,298)	40,586	35,478	(6,909)	28,569
Leasehold interest	712	(138)	574	712	(124)	588
Below market ground leases	43,920	(724)	43,196	42,878	(539)	42,339
Total	$343,554	$(73,477)	$270,077	$301,462	$(63,177)	$238,285
Liabilities
Below market lease	$11,054	$(2,914)	$8,140	$10,297	$(2,345)	$7,952
Above market ground leases	1,345	(52)	1,293	1,345	(44)	1,301
Total	$12,399	$(2,966)	$9,433	$11,642	$(2,389)	$9,253

The following is a summary of the acquired lease intangible amortization for the three month periods ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense related to in-place leases	$8,740	$5,689
Decrease of rental income related to above-market leases	1,389	987
Decrease of rental income related to leasehold interest	14	15
Increase of rental income related to below-market leases	569	226
Decrease of operating expense related to above market ground leases	8	4
Increase in operating expense related to below market ground leases	185	47

For the three months ended March 31, 2017, the Company wrote-off in-place lease intangible assets of approximately $0.6 million with accumulated amortization of $0.1 million. In addition, the Company wrote-off above market lease intangible assets of approximately $169,000 with accumulated amortization of approximately $26,000, and below market lease intangible liabilities of approximately $53,000 with accumulated accretion of approximately $5,000, for a net loss of approximately $95,000 to rental income from intangible amortization.

Future aggregate net amortization of the acquired lease intangibles as of March 31, 2017, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2017	$(2,315)	$24,138
2018	(2,986)	28,461
2019	(3,113)	24,096
2020	(3,203)	21,719
2021	(3,281)	20,320
Thereafter	(19,505)	108,776
Total	$(34,403)	$227,510

As of March 31, 2017, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 17 and 11 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Straight line rent receivable	$36,595	$32,018
Note receivable	—	16,618
Interest rate swap	15,303	13,881
Lease inducements, net	15,049	13,255
Prepaid expenses	9,112	8,928
Escrows	3,901	4,334
Leasing commissions, net	2,331	1,858
Earnest deposits	124	1,500
Other	3,383	2,795
Total	$85,798	$95,187

Note 6. Debt

The following is a summary of debt as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
Fixed interest mortgage notes	$110,865	(1)	$90,185	(2)
Variable interest mortgage note	32,884	(3)	33,009	(4)
Total mortgage debt	143,749		123,194
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	—		401,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000		—
$250 million unsecured term borrowing bearing fixed interest of 2.87%, due June 2023 (5)	250,000		250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		75,000
Total principal	1,018,749		999,194
Unamortized deferred financing cost	(8,578)		(8,477)
Unamortized discount	(3,872)		—
Unamortized fair value adjustment	379		438
Total debt	$1,006,678		$991,155

(1)
Fixed interest mortgage notes, bearing interest from 4.63% to 6.58%, with a weighted average interest rate of 5.23%, and due in 2017, 2018, 2019, 2020, 2021, 2022, 2024, and 2032 collateralized by 11 properties with a net book value of $199.9 million.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.44%, and due in 2017, 2018, 2019, 2020, 2021, 2022, and 2032 collateralized by 11 properties with a net book value of $156.7 million.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 3.90% and due in 2017 and 2018, collateralized by four properties with a net book value of $46.3 million.

(4)
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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2017, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Company may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on the date of such prepayment. As of March 31, 2017, the Company was in compliance with all financial covenants.

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

As of March 31, 2017, there were no borrowings outstanding under our unsecured revolving credit facility and $850.0 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. As of March 31, 2017, the Company had $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement.

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

On March 7, 2017, the Operating Partnership issued and sold $400.0 million aggregate principal amount of 4.30% Senior Notes which will mature on March 15, 2027. The Senior Notes began accruing interest on March 7, 2017 and will pay interest semi-annually beginning September 15, 2017. The Senior Notes were sold at an issue price of 99.68% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $396.1 million.

Certain properties have mortgage debt that contains financial covenants. As of March 31, 2017, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of March 31, 2017, are as follows (in thousands):

2017	$33,163
2018	40,276
2019	20,603
2020	6,062
2021	8,128
Thereafter	910,517
Total Payments	$1,018,749

As of March 31, 2017, the Company had total consolidated indebtedness of approximately $1.0 billion. The weighted average interest rate on consolidated indebtedness was 4.06% (based on the 30-day LIBOR rate as of March 31, 2017, of 0.93%).

For the three month periods ended March 31, 2017 and 2016, the Company incurred interest expense on its debt of $9.3 million and $3.8 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2017, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2017, the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.87%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at March 31, 2017 (included in Other assets)		$15,303
Asset balance at December 31, 2016 (included in Other assets)		$13,881

(1)	1.07% effective swap rate plus 1.80% spread per Credit Agreement.

On January 26, 2017, the Company entered into a $300.0 million notional amount forward starting swap to reduce our exposure to fluctuations in interest rates related to the forecasted issuance of the 4.30% senior notes due in 2027. Upon the issuance of the senior notes on March 7, 2017, the forward starting swap was terminated and we realized a $0.8 million loss which will be recognized over the life of the notes utilizing the effective interest method.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Real estate taxes payable	$8,327	$9,300
Prepaid rent	10,787	5,834
Embedded derivative	—	5,571
Tenant improvement allowance	3,935	5,315
Accrued interest	3,467	4,905
Security deposits	2,968	4,506
Accrued incentive compensation	733	1,405
Contingent consideration	1,322	1,392
Accrued expenses and other	4,667	4,059
Total	$36,206	$42,287

Note 9. Stock-based Compensation

The Company follows ASC 718, Compensation - Stock Compensation (“ASC 718”), in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Share-based payments classified as liability awards are marked to fair value at each reporting period. Any common shares issued pursuant to the Company's incentive equity compensation and employee stock purchase plans will result in the Operating Partnership issuing OP Units to the Trust on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

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

Restricted Common Shares:

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the three month period ended March 31, 2017, the Trust granted a total of 133,637 restricted common shares with a total value of $2.6 million to its officers and certain of its employees, which have vesting periods ranging from one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of March 31, 2017 and changes during the three month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	296,785	$16.16
Granted	133,637	19.71
Vested	(233,771)	16.07
Non-vested at March 31, 2017	196,651	$18.67

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ended March 31, 2017 and 2016, the Company recognized non-cash share compensation of $0.8 million and $0.9 million, respectively. Unrecognized compensation expense at March 31, 2017 was $3.1 million. The Company’s compensation expense recorded in connection with grants of restricted common shares reflects an initial estimated cumulative forfeiture rate of 0% over the requisite service period of the awards. That estimate will be revised if subsequent information indicates that the actual number of awards expected to vest is likely to differ from previous estimates.

Restricted Share Units:

In March 2017, under the 2013 Plan, the Trust granted restricted share units at a target level of 174,320 to its officers and certain employees and 32,831 to its trustees, which are subject to certain performance, timing, and market conditions and a three-year and two-year service period for officers/employees and trustees, respectively. In addition, each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 70% of the restricted share units issued to officers and certain employees vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $33.43 per unit for the March 2017 grant using the following assumptions:

Volatility	21.5%
Dividend assumption	reinvested
Expected term in years	2.8
Risk-free rate	1.68%
Share price (per share)	$19.80

The remaining 30% of the restricted share units issued to officers and certain employees, and 100% of restricted share units issued to trustees, vest based upon certain performance or timing conditions. With respect to the performance conditions of the March 2017 grant, the grant date fair value of $19.80 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2017 restricted share units issued to officers and certain employees is $29.34 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2017:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	235,483		$21.84	57,260	$17.03
Granted	174,320		29.34	32,831	19.80
Vested	(55,680)	(1)	16.94	(38,871)	16.72
Non-vested at March 31, 2017	354,123		$26.30	51,220	$19.04

(1)
Restricted units vested by Company executives in 2017 resulted in the issuance of 105,792 shares of common stock, less 50,582 shares of common stock withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ended March 31, 2017 and 2016, the Trust recognized non-cash share unit compensation expense of $0.7 million and $0.4 million, respectively. Unrecognized compensation expense at March 31, 2017 was $8.0 million.

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

The Company’s derivative instruments as of March 31, 2017 consist of five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

The Company’s interest rate swaps are not traded on an exchange. The Company’s derivative assets and liabilities are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis. The fair values are based on Level 2 inputs described above. The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivatives.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of March 31, 2017.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$40,258	$39,520	$39,154	$39,154
Notes receivable	$—	$—	$16,618	$16,618
Derivative assets	$15,303	$15,303	$13,881	$13,881
Liabilities:
Credit facility	$(250,000)	$(250,000)	$(651,000)	$(651,000)
Notes payable	$(625,000)	$(619,763)	$(225,000)	$(214,584)
Mortgage debt	$(143,749)	$(146,627)	$(123,632)	$(125,420)
Derivative liabilities	$—	$—	$(5,571)	$(5,571)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2017 through 2045. As of March 31, 2017, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2017	$174,981
2018	229,761
2019	225,141
2020	220,347
2021	214,449
Thereafter	1,319,326
Total	$2,384,005

Note 12. Rent Expense

The Company leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which 59 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company leases four individual office spaces. The leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 99 years remaining, excluding extension options.

As of March 31, 2017, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases were as follows (in thousands):

2017	$1,877
2018	2,548
2019	2,513
2020	2,499
2021	2,556
Thereafter	68,381
Total	$80,374

Rent expense for the parking, air, and ground leases of $0.6 million and $0.4 million for the three month periods ended March 31, 2017 and 2016, respectively, are reported in operating expenses in the consolidated statements of income. Rent expense for office leases was insignificant for the three month periods ended March 31, 2017 and 2016, and is reported within general and administrative expenses in the consolidated statements of operations.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended March 31, 2017 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of March 31, 2017 (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - KentuckyOne Health	$12,808	5.5%
CHI - Nebraska	11,400	4.9%
CHI - Franciscan (Seattle - Tacoma)	5,463	2.3%
CHI - St. Alexius (North Dakota)	5,278	2.2%
Great Falls Hospital	5,194	2.2%
Remaining portfolio	194,018	82.9%
Total	$234,161	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 17.1% of its total annualized base rent for the period ending March 31, 2017. Total annualized base rent from CHI affiliated tenants totals 17.2%, including the affiliates disclosed above. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website (http://www.catholichealthinitiatives.org/). Information included on the CHI website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of March 31, 2017 (in thousands):

State	Total ABR	Percent of ABR
Texas	$31,674	13.5%
Kentucky	15,685	6.7%
New York	14,204	6.1%
Arizona	14,083	6.0%
Florida	12,889	5.5%
Other	145,626	62.2%
Total	$234,161	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator for earnings per share - basic:
Net income	$6,716	$5,424
Net income attributable to noncontrolling interests:
Operating Partnership	(147)	(173)
Partially owned properties	(167)	(317)
Preferred distributions	(211)	(548)
Numerator for earnings per share - basic	$6,191	$4,386
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$6,191	$4,386
Operating Partnership net income	147	173
Numerator for earnings per share - diluted	$6,338	$4,559
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	138,986,629	102,704,008
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	3,186,117	3,846,459
Restricted common shares	96,643	162,314
Restricted share units	336,541	435,599
Denominator for earnings per share - diluted:	142,605,930	107,148,380
Earnings per share - basic	$0.04	$0.04
Earnings per share - diluted	$0.04	$0.04

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2017	2016
Numerator for earnings per unit - basic and diluted:
Net income	6,716	5,424
Net income attributable to noncontrolling interests - partially owned properties	(167)	(317)
Preferred distributions	(211)	(548)
Numerator for earnings per unit - basic and diluted	$6,338	$4,559
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	142,172,746	106,550,467
Effect of dilutive securities:
Restricted common shares	96,643	162,314
Restricted share units	336,541	435,599
Denominator for earnings per unit - diluted	142,605,930	107,148,380
Earnings per unit - basic	$0.04	$0.04
Earnings per unit - diluted	$0.04	$0.04

Note 15. Subsequent Events

On April 7, 2017,  the Trust sold four medical office buildings, representing an aggregate 80,292 square feet, in Georgia for approximately $18.2 million and recognized a gain on the sale of approximately $5.5 million. Due to the Trust’s adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations, the Trust did not report this disposition as a discontinued operation.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item 1A (Risk Factors) of this report, and Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the Year Ended December 31, 2016.

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

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $3.2 billion as of March 31, 2017. Since the date of our IPO through to March 31, 2017, our compounded annual growth rate was 140%. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, we expect our annual growth rate to decelerate in the future.

As of March 31, 2017, our portfolio (including the four properties in Georgia consisting of 80,292 square feet which was subsequently sold on April 7, 2017) consisted of 253 properties located in 30 states with approximately 11,391,821 net leasable square feet, which were approximately 96.5% leased with a weighted average remaining lease term of approximately 8.5 years. As of March 31, 2017, approximately 76.4% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $800 million and $1 billion of real estate during 2017, including the 2017 acquisitions described in this report, subject to favorable capital market conditions.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 88.5% of the annualized base rent payments from our properties as of March 31, 2017 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 9.1% of the annualized base rent payments from our properties as of March 31, 2017 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2017, leases representing 3.2%, 4.4%, and 4.4% of leasable square feet in our portfolio will expire in 2017, 2018, and 2019, respectively.

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

In each of December 2015, December 2016 and March 2017, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and we expect interest rates to continue to rise at a measured pace. In addition, in the latter part of 2016, U.S. government bond prices fell significantly, which is generally inversely correlated with rising interest rates. An increase in interest rates will affect our cost of borrowing (including with respect to our currently outstanding debt not subject to a fixed interest rate) and could adversely affect our business, our financial results and our ability to complete property acquisitions.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of March 31, 2017, owned approximately 96.6% of the OP Units. As of April 28, 2017, we have 153,496,528 common shares outstanding.

Key Transactions in First Quarter 2017

Property Acquisitions

During the three months ended March 31, 2017, the Company completed acquisitions of 7 operating healthcare properties and 2 condominium units located in 5 states for an aggregate purchase price of approximately $243.2 million. In addition, the Company completed $2.3 million of loan transactions and $2.8 million of noncontrolling interest buyouts, resulting in total investment activity of approximately $248.3 million. Acquisitions are detailed in Note 3 (Acquisitions and Dispositions) to our consolidated financial statements included in Item 1 of this report.

Assets Slated for Disposition

We consider nine properties, representing 319,085 square feet of gross leasable area, to be slated for disposition as of March 31, 2017. These assets consist of five assets affiliated with Foundation Healthcare, Inc. (OTC: FDNH) (“Foundation Healthcare”) and four medical office buildings in Georgia from our legacy portfolio.

Each of the five Foundation Healthcare assets has operated continuously during 2017, resulting in the successful collection of rent on a monthly basis from various tenants and subtenants at each respective property. These collections include the collection of full contractual rents for four consecutive months on the two San Antonio properties, as well as the resumption of full rent from the El Paso Hospital in April. The Foundation MOB in Oklahoma City, Oklahoma remains under PSA, with closing anticipated to occur later in the second quarter.

While we cannot make any assurance that any or all of the Foundation Healthcare assets will be sold, we continue to receive interest from various parties in acquiring each respective asset, and have determined that no further reserves for prior uncollected revenue are required at this time, nor are any impairments to the book value of these assets required as of March 31, 2017.

On April 7, 2017, we completed the sale of the four medical office buildings located in Georgia for approximately $18.2 million, recognizing a gain on the sale of approximately $5.5 million. These assets are considered to be held for sale as of March 31, 2017 and are classified as such on our consolidated balance sheets.

Related Parties

It is the Company’s policy to make disclosures regarding any transactions in which it participates and in which any related person has a direct or indirect material interest and the amount involved exceeds $120,000 to the extent required by SEC rules. The related person transaction policy is available in the Investor Relations section of the Trust’s website (www.docreit.com) under the tab “Governance Documents.” For the three months ended March 31, 2017, the Company recognized 2017 rental revenues totaling $144,000 from Aurora Health Care, a not-for-profit healthcare provider affiliated with certain members of the Trust’s Board of Trustees.

Financing Transactions

We completed a public senior notes offering and a follow-on equity offering during the first quarter of 2017, each of which are summarized under the heading “Liquidity and Capital Resources” below.

Recent Developments

On March 17, 2017, we announced that our Board of Trustees authorized and declared a cash distribution of $0.225 per common share for the quarterly period ended March 31, 2017. The distribution was paid on April 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on April 5, 2017.

Disposition Activity

On April 7, 2017,  the Trust sold four medical office buildings, representing an aggregate 80,292 square feet, in Georgia for approximately $18.2 million and recognized a gain on the sale of approximately $5.5 million. Due to the Trust’s adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations, the Trust did not report this disposition as a discontinued operation.

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

Operating Expenses. Operating expenses include property operating expenses such as real estate taxes, property insurance, routine maintenance and repairs, utilities, and third party property management expenses, some of which are reimbursed to us by tenants under the terms of triple net and modified gross base stop leases.

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

Equity in income of unconsolidated entities. We recognize our share of earnings and losses from unconsolidated joint venture investments in Arizona and Louisiana.

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The following table summarizes our results of operations for the three months ended March 31, 2017 and the three months ended March 31, 2016 (in thousands):

	2017	2016	Change	%
Revenues:
Rental revenues	$59,092	$34,855	$24,237	69.5%
Expense recoveries	16,354	7,903	8,451	106.9%
Interest income on real estate loans and other	1,220	1,376	(156)	(11.3)%
Total revenues	76,666	44,134	32,532	73.7%
Expenses:
Interest expense	9,815	4,197	5,618	133.9%
General and administrative	4,736	4,121	615	14.9%
Operating expenses	22,089	11,037	11,052	100.1%
Depreciation and amortization	27,933	16,010	11,923	74.5%
Acquisition expenses	5,405	3,377	2,028	60.1%
Total expenses	69,978	38,742	31,236	80.6%
Income before equity in income of unconsolidated entities:	6,688	5,392	1,296	24.0%
Equity in income of unconsolidated entities	28	32	(4)	(12.5)%
Net income	$6,716	$5,424	$1,292	23.8%

Revenues

Total revenues increased $32.5 million, or 73.7%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $24.2 million, or 69.5%, from $34.9 million for the three months ended March 31, 2016 to $59.1 million for the three months ended March 31, 2017. The increase in rental revenues primarily resulted from our 2017 and 2016 acquisitions which resulted in additional revenue of $22.5 million.

Expense recoveries. Expense recoveries increased $8.5 million, or 106.9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in expense recoveries primarily resulted from our 2017 and 2016 acquisitions which resulted in additional expense recoveries of $0.3 million and $7.3 million, respectively.

Interest income on real estate loans and other. The change in interest income on real estate loans and other for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is not significant.

Expenses

Total expenses increased by $31.2 million, or 80.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended March 31, 2017 was $9.8 million compared to $4.2 million for the three months ended March 31, 2016, representing an increase of $5.6 million, or 133.9%. An increase of $1.8 million resulted from borrowings under the term loan provision of our unsecured credit facility, an increase of $1.4 million resulted from borrowings under our line of credit from our unsecured credit facility, an increase of $1.1 million resulted from the issuance of our public senior notes in March 2017, an increase of $0.9 million resulted from the public senior notes issued in 2016, and an increase of $0.3 million was the result of an increase in interest on new mortgage debt.

General and administrative. General and administrative expenses increased $0.6 million or 14.9%, from $4.1 million during the three months ended March 31, 2016 to $4.7 million during the three months ended March 31, 2017. The increase included salaries and benefits of $0.8 million (including non-cash share compensation of $0.3 million).

Operating expenses. Operating expenses increased $11.1 million or 100.1%, from $11.0 million during the three months ended March 31, 2016 to $22.1 million during the three months ended March 31, 2017. The increase is primarily due to our 2017 and 2016 property acquisitions which resulted in additional operating expenses of $0.4 million and $10.2 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $11.9 million, or 74.5%, from $16.0 million during the three months ended March 31, 2016 to $27.9 million during the three months ended March 31, 2017. The increase is due to our 2017 and 2016 property acquisitions which resulted in additional depreciation and amortization.

Acquisition expenses. Acquisition expenses increased $2.0 million, or 60.1%, from $3.4 million during the three months ended March 31, 2016 to $5.4 million during the three months ended March 31, 2017. During the three month periods ending March 31, 2017 and 2016, we acquired $209.7 million and $171.2 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Equity in income of unconsolidated entities. The change in equity income from unconsolidated entities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is not significant.

Cash Flows

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	2017	2016
Cash provided by operating activities	$32,830	$20,148
Cash used in investing activities	(165,122)	(197,038)
Cash provided by financing activities	234,285	196,653
Increase in cash and cash equivalents	$101,993	$19,763

Cash flows from operating activities. Cash flows provided by operating activities was $32.8 million during the three months ended March 31, 2017 compared to $20.1 million during the three months ended March 31, 2016, representing an increase of $12.7 million. This change is attributable to the increased operating cash flows resulting from our 2017 and 2016 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $165.1 million during the three months ended March 31, 2017 compared to cash flows used in investing activities of $197.0 million during the three months ended March 31, 2016, representing a change of $31.9 million. The decrease in cash flows used in investing activities was primarily attributable to our $23.1 million decrease in cash spent on acquisitions over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $234.3 million during the three months ended March 31, 2017 compared to cash flows provided by financing activities of $196.7 million during the three months ended March 31, 2016, representing an increase of $37.6 million. The 2017 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $301.6 million, $128.0 million of proceeds from the credit facility, and $396.1 million from our issuance of public senior notes. These were partially offset by the $529.0 million payoff of our revolving credit facility and $30.9 million of dividends paid.

Non-GAAP Financial Measures

This report includes Funds From Operations (FFO), Normalized FFO, Normalized Funds Available For Distribution (FAD), Net Operating Income (NOI), Cash NOI, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$6,716	$5,424
Earnings per share - diluted	$0.04	$0.04

Net income	$6,716	$5,424
Net income attributable to noncontrolling interests - partially owned properties	(167)	(317)
Preferred distributions	(211)	(548)
Depreciation and amortization expense	27,911	15,989
Depreciation and amortization expense - partially owned properties	(152)	(195)
FFO applicable to common shares and OP Units	$34,097	$20,353
FFO per common share and OP Unit	$0.24	$0.19
Net change in fair value of derivative	165	(40)
Acquisition expenses	5,405	3,377
Write-off of contingent consideration	(70)	—
Normalized FFO applicable to common shares and OP Units	$39,597	$23,690
Normalized FFO per common share and OP Unit	$0.28	$0.22

Weighted average number of common shares and OP Units outstanding	142,605,930	107,148,380

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

The following is a reconciliation from Normalized FFO to Normalized FAD (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$6,716	$5,424
Normalized FFO applicable to common shares and OP Units	$39,597	$23,690

Normalized FFO applicable to common shares and OP Units	$39,597	$23,690
Non-cash share compensation expense	1,066	815
Straight-line rent adjustments	(4,508)	(3,185)
Amortization of acquired above/below market leases/assumed debt	938	745
Amortization of lease inducements	310	158
Amortization of deferred financing costs	549	448
TI/LC and recurring capital expenditures	(3,213)	(1,878)
Seller master lease and rent abatement payments	254	270
Normalized FAD applicable to common shares and OP Units	$34,993	$21,063

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$6,716	$5,424
General and administrative	4,736	4,121
Acquisition expenses	5,405	3,377
Depreciation and amortization	27,933	16,010
Interest expense	9,815	4,197
Net change in the fair value of derivative	165	(40)
NOI	$54,770	$33,089

NOI	$54,770	$33,089
Straight-line rent adjustments	(4,508)	(3,185)
Amortization of acquired above/below market leases	938	745
Amortization of lease inducements	310	158
Seller master lease and rent abatement payments	254	270
Write-off of contingent consideration	(70)	—
Cash NOI	$51,694	$31,077

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, net change in the fair value of derivative financial instruments, acquisition expenses, non-cash share compensation and other normalizing items. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$6,716	$5,424
Depreciation and amortization	27,933	16,010
Interest expense	9,815	4,197
Net change in fair value of derivatives	165	(40)
EBITDA	$44,629	$25,591
Acquisition expenses	5,405	3,377
Non-cash share compensation expense	1,066	815
Write-off of contingent consideration	(70)	—
Adjusted EBITDA	$51,030	$29,783

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

As of March 31, 2017, we had a total of $117.5 million of cash and cash equivalents and $850.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

We expect to continue to utilize equity and debt financings to support our future growth and investment activity. For the three months ended March 31, 2017, we raised approximately $396.1 million in net proceeds from a public offering of senior unsecured notes, and approximately $300.7 million in net proceeds from a follow-on public offering of 17,250,000 common shares of beneficial interest.

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

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We currently are evaluating additional potential investments consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the investment. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, borrowings, including under our unsecured revolving credit facility or the proceeds from additional issuances of equity or debt securities.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2017, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of March 31, 2017, we were in compliance with all financial covenants.

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

As of March 31, 2017, there were no borrowings outstanding under our unsecured revolving credit facility and $850.0 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

Senior Notes

On March 7, 2017, the Operating Partnership issued $400.0 million in aggregate principal amount of its 4.30% Senior Notes due March 15, 2027 (the “Public Senior Notes”) in a public offering (the “Debt Offering”) through underwriters for whom J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc. and Jefferies LLC acted as representatives (the “Representatives”) pursuant to an underwriting agreement, dated March 2, 2017 (the “Underwriting Agreement”), among the Operating Partnership, the Trust and the Representatives. The Underwriting Agreement contains customary representations, warranties and agreements by the Operating Partnership and the Trust, customary conditions to closing, indemnification obligations of the Operating Partnership, the Trust and the underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The Public Senior Notes were registered under the Securities Act on the Trust’s and the Operating Partnership’s automatic shelf registration statement on Form S-3ASR (File No. 333-216214), filed with the Commission on February 24, 2017.

The Public Senior Notes are the senior unsecured indebtedness of the Operating Partnership and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness. As a result, the Public Senior Notes effectively are subordinated in right of payment to all of the Operating Partnership’s existing and future secured indebtedness (to the extent of the value of the collateral securing such indebtedness), and all mortgages, preferred equity and indebtedness and other liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries. The Operating Partnership’s obligations under the Public Senior Notes are fully and unconditionally guaranteed by the Trust.

The Public Senior Notes began accruing interest on March 7, 2017 and will pay interest semi-annually beginning September 15, 2017. The Public Senior Notes were sold at an issue price of 99.68% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $396.1 million. We used the net proceeds of the Debt Offering to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

The Public Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the Public Senior Notes.

As of March 31, 2017, we had $625.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, as follows: (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, (v) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (vi) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, (vii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027, and (viii) $400.0 million aggregate principal amount of 4.30% Senior Notes, due March 15, 2027.

The note agreements covering the notes (other than the Public Senior Notes) contain covenants that are substantially similar to those contained in the Credit Agreement, including financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur additional debt, make distributions or investments, incur liens and sell, transfer or dispose of assets. The note agreements also include customary representations and warranties and customary events of default substantially similar to those contained in the Credit Agreement.

Follow-on Equity Offerings

On March 17, 2017, the Trust completed a follow-on public offering of 17,250,000 common shares of beneficial interest, including 2,250,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $300.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 17,250,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “2016 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “2016 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “2016 ATM Program”). The offering of the common shares from time to time is registered pursuant to the Trust’s and the Operating Partnership’s automatic shelf registration statement on Form S-3ASR (File No. 333-216214), which became automatically effective upon filing with the Commission on February 24, 2017. In accordance with the 2016 Sales Agreements, the Trust may offer and sell its common shares through any of the 2016 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of April 28, 2017, we have issued 33,868 common shares under the DRIP since its inception.

 Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on February 24, 2017, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet debt.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of five interest rate swaps. See Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives) to our consolidated financial statements included in Item 1 to this report for further detail on our interest rate swaps.

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

Fixed Interest Rate Debt

As of March 31, 2017, our consolidated fixed interest rate debt totaled $735.9 million, which represented 72.2% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 96.8% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of March 31, 2017, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $733.5 million and $735.9 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of March 31, 2017, our consolidated variable interest rate debt totaled $282.9 million, which represented 27.8% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 3.2% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $32.9 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of March 31, 2017 would change by approximately $0.3 million annually.

Derivative Instruments

As of March 31, 2017, we had five outstanding interest rate swaps designated as a cash flow hedge of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of March 31, 2017, we had total consolidated indebtedness of approximately $1.0 billion. The weighted average interest rate on our consolidated indebtedness was 4.06% (based on the 30-day LIBOR rate as of March 31, 2017, of 0.93%). As of March 31, 2017, we had approximately $32.9 million, or approximately 3.2%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of March 31, 2017 (in thousands):

(in thousands)	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$—	Floating	LIBOR + 1.20%	9/18/2020
Senior Unsecured Term Loan (1)	250,000	Fixed	2.87%	6/10/2023
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
March 2017 Notes	400,000	Fixed	4.30%	3/15/2027
Canton Medical Office Building	5,955	Fixed	5.94%	6/6/2017
Firehouse Square	2,609	Fixed	6.58%	9/6/2032
MeadowView Professional Center	9,978	Fixed	5.81%	6/6/2017
Mid Coast Hospital Medical Office Building (2)	7,291	Floating	LIBOR + 2.25%	5/16/2018
Remington Medical Commons	4,093	Floating	LIBOR + 2.75%	9/28/2017
Valley West Hospital Medical Office Building	4,622	Fixed	4.83%	12/1/2020
Oklahoma City, OK Medical Office Building	7,244	Fixed	4.71%	1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%	1/23/2019
San Antonio, TX Hospital	8,243	Fixed	5.00%	6/26/2022
Savage Medical Office Building	5,567	Fixed	5.50%	2/1/2022
Plaza HCA MOB	11,590	Fixed	6.13%	8/1/2017
St. Luke's Cornwall MOB	9,500	Floating	LIBOR + 3.25%	2/26/2018
Columbia MOB	12,000	Floating	LIBOR + 3.25%	3/21/2018
Honor Health - Scottsdale Hospital	10,000	Fixed	5.41%	7/2/2018
CareMount Medical- Lake Katrine	26,307	Fixed	4.63%	11/6/2024
Total principal	1,018,749
Unamortized deferred financing cost	(8,578)
Unamortized discount	(3,872)
Unamortized fair value adjustment	379
Total	$1,006,678

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

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.

Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures.

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of March 31, 2017, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Commission on February 24, 2017 (the “Annual Report”). Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

The following discussion of risk factors contains forward-looking statements. These risk factors and the risk factors described in Part I, Item 1A (Risk Factors) of the Annual Report may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with our consolidated and combined financial statements, and related notes, included in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

Risks Related To Our Business

Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular areas to which a greater percentage of our revenue is attributed, could materially adversely affect our business, results of operations and financial condition.

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

For the quarter ended March 31, 2017, approximately 11.8% of our gross leasable area and 13.5% of our total annualized base rent was derived from properties located in Texas. As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Risks Related to Financings

As of March 31, 2017, we had approximately $250.0 million of borrowings outstanding under our unsecured revolving credit facility (including the term loan feature of our unsecured revolving credit facility). In 2016, we issued an aggregate of $225.0 million of debt and in March 2017, we issued $400.0 million of debt, all of which is senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share trading price of our common shares.

As of March 31, 2017, there were approximately $250.0 million of borrowings outstanding under our unsecured revolving credit facility (including the term loan feature of our unsecured revolving credit facility). In 2016, we issued $225.0 million of aggregate principal amount of senior notes and in March 2017, we issued $400.0 million of aggregate principal amount of senior notes. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares would have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share trading price of our common shares and dilute their interest in us.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 31, 2017, the Operating Partnership redeemed the noncontrolling interest in DOC-7277 Smith’s Mill Road MOB, LLC, a joint venture between the Operating Partnership and Medical Center of New Albany I, LLC, an Ohio limited liability company. As consideration, the Company paid approximately $2.1 million in cash, and the Operating Partnership issued approximately $0.7 million in OP Units, or 38,641 OP Units, to a certain investor who elected to receive OP Units in lieu of cash (the “MCNA OP Units”).

The MCNA OP Units are redeemable at the option of the holder which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. The investors in the MCNA OP Units have agreed not to cause the Operating Partnership to redeem their OP Units prior to one year from the issuance date.

The MCNA OP Units were issued (a) in private placements in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder and/or (b) to recipients who represented that such recipients were each an “accredited investor” within the meaning of Rule 506(b) of Regulation D under the Securities Act. The issuances did not involve a public offering, and were made without general solicitation or advertising.

See Part II, Item 5 (Other Information) of this report for a discussion of an additional unregistered OP Units issuance by the Operating Partnership during the quarter ended March 31, 2017.

In addition, from time to time the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	51,848	(1)	$18.74	N/A	N/A
February 1, 2017 - February 28, 2017	2,449	(2)	18.66	N/A	N/A
March 1, 2017 - March 31, 2017	91,000	(2)	19.80	N/A	N/A
Total	145,297		$19.40	—	—

(1)
Represents 20,741 OP Units redeemed by holders in exchange for common shares of the Company and 31,107 common shares repurchased by the Company to satisfy employee withholding tax obligations related to stock based compensation.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase common shares of the Company to satisfy employee withholding tax obligations related to stock-based compensation.

Item 5.                       Other Information

On March 31, 2017, as partial consideration for the Company’s acquisition of the Strictly Pediatrics medical office building located in Austin, Texas, the Operating Partnership issued 2,247,817 OP Units with an aggregate value of approximately $44.3 million (the “Strictly Pediatrics OP Units”). The Operating Partnership made certain payments for indebtedness and transaction expenses as additional consideration.  As part of this transaction, the Company also acquired the Strictly Pediatrics garage facility located in Austin, Texas for a cash purchase price of approximately $12.6 million. The aggregate purchase price of the acquisition of the medical office building and garage was approximately $78.6 million.

The Strictly Pediatrics OP Units are redeemable at the option of the holder which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. The investors in the Strictly Pediatrics OP Units have agreed not to cause the Operating Partnership to redeem their OP Units prior to one year from the issuance date.

The Strictly Pediatrics OP Units were issued (a) in private placements in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder and/or (b) to recipients who represented that such recipients were each an “accredited investor” within the meaning of Rule 506(b) of Regulation D under the Securities Act. The issuances did not involve a public offering, and were made without general solicitation or advertising.

Item 6.                                 Exhibits

Exhibit No.		Description
3.1	(1)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
4.1	(2)	Form of Senior/Subordinated Indenture for Debt Securities of Physicians Realty Trust
4.2	(2)	Form of Senior/Subordinated Indenture for Debt Securities of Physicians Realty L.P.
4.3	(3)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(3)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.5		Form of 4.3000% Senior Note due 2027 and the guarantee thereof (included in Exhibit 4.4)
10.1	(4)	Employment Agreement dated as of January 1, 2017, between Physicians Realty Trust and Dan Klein
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
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

101.INS		XBRL Instance Document (+)
101.SCH		XBRL Extension Schema Document (+)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (+)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (+)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (+)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (+)
* Filed herewith

(1)	Incorporated by reference to Physicians Realty Trust’s and Physician Realty L.P.’s combined Current Report on Form 8-K filed with the SEC on February 24, 2017.

(2)	Incorporated by reference to Physicians Realty Trust’s and Physicians Realty L.P.’s Registration Statement on Form S-3 filed with the SEC on February 24, 2017 (File No. 333-205034).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2017 (File Nos. 001-36007 and 333-20504-01).

(4)	Incorporated by reference to Physicians Realty Trust’s and Physicians Realty L.P.’s combined Annual Report on Form 10-K filed with the SEC on February 24, 2017.

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

PHYSICIANS REALTY TRUST

Date: May 5, 2017	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2017	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: May 5, 2017	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2017	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)