Form 10-Q
period 2017-06-30
Physicians Realty Trust; Physicians Realty L.P.
filed 2017-08-04
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of the Registrant’s common shares outstanding as of July 31, 2017 was 179,192,604.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2017 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of July 31, 2017, no Series A Preferred Units are outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of June 30, 2017, the Trust held a 96.7% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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
for the Quarter Ended June 30, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “expect,” “outlook,” “continue,” “project,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimate” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, expectations or intentions.

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness, or our ability to pay down or refinance our indebtedness;

•	fluctuations or increases in interest rates;

•	fluctuations or increases in operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentration in Texas causes us to be particularly exposed to downturns in the Texas economy or other changes in Texas market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs, and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•	any adverse effects to Catholic Health Initiatives’ (“CHI”) business, financial position or results of operations that impact the ability of affiliates of CHI to pay us rent;

•	our failure to successfully develop, integrate and operate acquired properties and operations;

•	the impact of our investments in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•	various other factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “First Quarterly Report”).

PART I.                         Financial Information
Item 1.                                 Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$207,034	$189,759
Building and improvements	3,117,371	2,402,643
Tenant improvements	18,561	14,133
Acquired lease intangibles	381,875	301,462
	3,724,841	2,907,997
Accumulated depreciation	(229,633)	(181,785)
Net real estate property	3,495,208	2,726,212
Real estate loans receivable	47,923	39,154
Investment in unconsolidated entity	2,232	2,258
Net real estate investments	3,545,363	2,767,624
Cash and cash equivalents	11,509	15,491
Tenant receivables, net	5,991	9,790
Other assets	103,028	95,187
Total assets	$3,665,891	$2,888,092
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$603,585	$643,742
Notes payable	619,675	224,330
Mortgage debt	173,958	123,083
Accounts payable	5,071	4,423
Dividends and distributions payable	38,381	32,179
Accrued expenses and other liabilities	51,042	42,287
Acquired lease intangibles, net	15,183	9,253
Total liabilities	1,506,895	1,079,297

Redeemable noncontrolling interest - Series A Preferred Units (2016) and partially owned properties	11,967	26,477

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 157,677,566 and 135,966,013 common shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,576	1,360
Additional paid-in capital	2,313,443	1,920,644
Accumulated deficit	(252,647)	(197,261)
Accumulated other comprehensive income	12,928	13,708
Total shareholders’ equity	2,075,300	1,738,451
Noncontrolling interests:
Operating Partnership	71,091	43,142
Partially owned properties	638	725
Total noncontrolling interests	71,729	43,867
Total equity	2,147,029	1,782,318
Total liabilities and equity	$3,665,891	$2,888,092

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$58,015	$42,196	$117,107	$77,051
Expense recoveries	16,108	9,552	32,462	17,455
Interest income on real estate loans and other	2,476	1,468	3,696	2,844
Total revenues	76,599	53,216	153,265	97,350
Expenses:
Interest expense	11,472	4,279	21,287	8,476
General and administrative	6,249	4,926	10,985	9,047
Operating expenses	20,519	13,798	42,608	24,835
Depreciation and amortization	28,123	19,799	56,056	35,809
Acquisition expenses	5,242	3,256	10,647	6,633
Total expenses	71,605	46,058	141,583	84,800
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	4,994	7,158	11,682	12,550
Equity in income of unconsolidated entities	29	26	57	58
Gain on sale of investment properties	5,308	—	5,308	—
Net income	10,331	7,184	17,047	12,608
Net income attributable to noncontrolling interests:
Operating Partnership	(314)	(201)	(461)	(374)
Partially owned properties (1)	(159)	(60)	(326)	(377)
Net income attributable to controlling interest	9,858	6,923	16,260	11,857
Preferred distributions	(188)	(437)	(399)	(985)
Net income attributable to common shareholders:	$9,670	$6,486	$15,861	$10,872
Net income per share:
Basic	$0.06	$0.05	$0.11	$0.09
Diluted	$0.06	$0.05	$0.11	$0.09
Weighted average common shares:
Basic	155,366,080	131,481,329	147,221,602	117,092,668
Diluted	161,012,360	135,944,722	151,912,432	121,575,247

Dividends and distributions declared per common share and OP Unit	$0.230	$0.225	$0.455	$0.450

(1)	Includes amounts attributable to redeemable noncontrolling interests. No such adjustments are required for the three and six months ended June 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,331	$7,184	$17,047	$12,608
Other comprehensive income:
Change in fair value of interest rate swap agreements	(2,367)	—	(780)	—
Total other comprehensive income	(2,367)	—	(780)	—
Comprehensive income	7,964	7,184	16,267	12,608
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(234)	(201)	(435)	(374)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(159)	(60)	(326)	(377)
Comprehensive income attributable to common shareholders	$7,571	$6,923	$15,506	$11,857

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$1,360	$1,920,644	$(197,261)	$13,708	$1,738,451	$43,142	$725	$43,867	$1,782,318
Net proceeds from sale of common shares	214	383,462	—	—	383,676	—	—	—	383,676
Restricted share award grants, net	2	805	(346)	—	461	—	—	—	461
Purchase of OP Units	—	—	—	—	—	(3,757)	—	(3,757)	(3,757)
Conversion of OP Units	—	392	—	—	392	(392)	—	(392)	—
Dividends/distributions declared	—	—	(70,901)	—	(70,901)	(2,401)	—	(2,401)	(73,302)
Preferred distributions	—	—	(399)	—	(399)	—	—	—	(399)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	44,259	—	44,259	44,259
Contributions	—	—	—	—	—	—	47	47	47
Distributions	—	—	—	—	—	—	(210)	(210)	(210)
Buyout of Noncontrolling Interests - partially owned properties	—	(2,800)	—	—	(2,800)	719	(24)	695	(2,105)
Change in fair value of interest rate cap agreements	—	—	—	(780)	(780)	—	—	—	(780)
Net income	—	—	16,260	—	16,260	461	100	561	16,821
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	10,940	—	—	10,940	(10,940)	—	(10,940)	—
Balance at June 30, 2017	$1,576	$2,313,443	$(252,647)	$12,928	$2,075,300	$71,091	$638	$71,729	$2,147,029

The accompanying notes are an integral part of this consolidated financial statement.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$17,047	$12,608
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56,056	35,809
Amortization of deferred financing costs	1,128	947
Amortization of lease inducements and above/below market lease intangibles	2,550	1,989
Straight-line rental revenue/expense	(6,605)	(7,204)
Amortization of discount on unsecured senior notes	98	—
Amortization of above market assumed debt	(147)	(118)
Gain on sale of investment properties	(5,308)	—
Equity in income of unconsolidated entities	(57)	(58)
Distributions from unconsolidated entities	83	27
Change in fair value of derivatives	169	(67)
Provision for bad debts	(840)	104
Non-cash share compensation	807	2,599
Write-off of contingent consideration	(70)	—
Change in operating assets and liabilities:
Tenant receivables	2,958	(1,001)
Other assets	3,293	(3,081)
Accounts payable	648	1,079
Accrued expenses and other liabilities	14,567	15,908
Net cash provided by operating activities	86,377	59,541
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	18,150	—
Acquisition of investment properties, net	(756,862)	(872,497)
Escrowed cash - acquisition / earnest deposits	(19,577)	—
Capital expenditures on existing investment properties	(8,343)	(6,980)
Real estate loans receivable	(8,594)	(3,478)
Repayment of note receivable	16,423	4,118
Repayment of real estate loan receivable	1,507	4,500
Leasing commissions	(1,209)	(116)
Lease inducements	(2,063)	(4,870)
Net cash used in investing activities	(760,568)	(879,323)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	383,676	764,205
Proceeds from credit facility borrowings	488,000	528,000
Payment on credit facility borrowings	(529,000)	(545,000)
Proceeds from issuance of mortgage debt	61,000	21,500
Proceeds from issuance of senior unsecured notes	396,108	150,000
Principal payments on mortgage debt	(36,440)	(1,089)
Debt issuance costs	(1,065)	(4,313)
Dividends paid - shareholders	(65,529)	(44,151)
Distributions to noncontrolling interest - Operating Partnership	(1,917)	(1,616)
Preferred distributions paid - OP Unit holder	(519)	(704)
Contributions from noncontrolling interest	47	—
Distributions to noncontrolling interest - partially owned properties	(434)	(363)
Purchase of Series A Preferred Units	(19,961)	(9,756)
Purchase of OP Units	(3,757)	(2,129)
Net cash provided by financing activities	670,209	854,584
Net increase (decrease) in cash and cash equivalents	(3,982)	34,802
Cash and cash equivalents, beginning of period	15,491	3,143
Cash and cash equivalents, end of period	$11,509	$37,945
Supplemental disclosure of cash flow information - interest paid during the period	$14,876	$4,300
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(780)	$—
Supplemental disclosure of noncash activity - assumed debt	$26,379	$—
Supplemental disclosure of noncash activity - issuance of OP Units in connection with acquisitions	$44,978	$6,869
Supplemental disclosure of noncash activity - contingent consideration	$—	$156

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$207,034	$189,759
Building and improvements	3,117,371	2,402,643
Tenant improvements	18,561	14,133
Acquired lease intangibles	381,875	301,462
	3,724,841	2,907,997
Accumulated depreciation	(229,633)	(181,785)
Net real estate property	3,495,208	2,726,212
Real estate loans receivable	47,923	39,154
Investment in unconsolidated entity	2,232	2,258
Net real estate investments	3,545,363	2,767,624
Cash and cash equivalents	11,509	15,491
Tenant receivables, net	5,991	9,790
Other assets	103,028	95,187
Total assets	$3,665,891	$2,888,092
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$603,585	$643,742
Notes payable	619,675	224,330
Mortgage debt	173,958	123,083
Accounts payable	5,071	4,423
Dividends and distributions payable	38,381	32,179
Accrued expenses and other liabilities	51,042	42,287
Acquired lease intangibles, net	15,183	9,253
Total liabilities	1,506,895	1,079,297

Redeemable noncontrolling interest - Series A Preferred Units (2016) and partially owned properties	11,967	26,477

Capital:
Partners’ capital:
General partners’ capital, 157,677,566 and 135,966,013 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2,062,372	1,724,743
Limited partners’ capital, 5,399,265 and 3,436,207 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	71,091	43,142
Accumulated other comprehensive income	12,928	13,708
Total partners’ capital	2,146,391	1,781,593
Noncontrolling interest - partially owned properties	638	725
Total capital	2,147,029	1,782,318
Total liabilities and capital	$3,665,891	$2,888,092

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(in thousands, except unit and per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$58,015	$42,196	$117,107	$77,051
Expense recoveries	16,108	9,552	32,462	17,455
Interest income on real estate loans and other	2,476	1,468	3,696	2,844
Total revenues	76,599	53,216	153,265	97,350
Expenses:
Interest expense	11,472	4,279	21,287	8,476
General and administrative	6,249	4,926	10,985	9,047
Operating expenses	20,519	13,798	42,608	24,835
Depreciation and amortization	28,123	19,799	56,056	35,809
Acquisition expenses	5,242	3,256	10,647	6,633
Total expenses	71,605	46,058	141,583	84,800
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	4,994	7,158	11,682	12,550
Equity in income of unconsolidated entities	29	26	57	58
Gain on sale of investment properties	5,308	—	5,308	—
Net income	10,331	7,184	17,047	12,608
Net income attributable to noncontrolling interests - partially owned properties (1)	(159)	(60)	(326)	(377)
Net income attributable to controlling interest	10,172	7,124	16,721	12,231
Preferred distributions	(188)	(437)	(399)	(985)
Net income attributable to common unitholders	$9,984	$6,687	$16,322	$11,246
Net income per common unit:
Basic	$0.06	$0.05	$0.11	$0.09
Diluted	$0.06	$0.05	$0.11	$0.09
Weighted average common units:
Basic	160,765,345	135,351,672	151,520,407	120,951,069
Diluted	161,012,360	135,944,722	151,912,432	121,575,247
Distributions declared per common unit	$0.230	$0.225	$0.455	$0.450

(1)	Includes amounts attributable to redeemable noncontrolling interests. No such adjustments are required for the three and six months ended June 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,331	$7,184	$17,047	$12,608
Other comprehensive income:
Change in fair value of interest rate swap agreements	(2,367)	—	(780)	—
Total other comprehensive income	(2,367)	—	(780)	—
Comprehensive income	7,964	7,184	16,267	12,608
Comprehensive income attributable to noncontrolling interests - partially owned properties	(159)	(60)	(326)	(377)
Comprehensive income attributable to common unitholders	$7,805	$7,124	$15,941	$12,231

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(in thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2017	1,724,743	43,142	13,708	1,781,593	725	1,782,318
Net proceeds from sale of common shares	383,676	—	—	383,676	—	383,676
Restricted share award grants, net	461	—	—	461	—	461
Purchase of OP Units	—	(3,757)	—	(3,757)	—	(3,757)
Conversion of OP Units	392	(392)	—	—	—	—
OP Units - distributions	(70,901)	(2,401)	—	(73,302)	—	(73,302)
Preferred distributions	(399)	—	—	(399)	—	(399)
Issuance of OP Units in connection with acquisitions	—	44,259	—	44,259	—	44,259
Contributions	—	—	—	—	47	47
Distributions	—	—	—	—	(210)	(210)
Buyout of Noncontrolling Interest - partially owned properties	(2,800)	719	—	(2,081)	(24)	(2,105)
Change in fair value of interest rate cap agreements	—	—	(780)	(780)	—	(780)
Net income	16,260	461	—	16,721	100	16,821
Adjustments for Limited Partners ownership in Operating Partnership	10,940	(10,940)	—	—	—	—
Balance at June 30, 2017	$2,062,372	$71,091	$12,928	$2,146,391	$638	$2,147,029

The accompanying notes are an integral part of this consolidated financial statement.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$17,047	$12,608
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56,056	35,809
Amortization of deferred financing costs	1,128	947
Amortization of lease inducements and above/below market lease intangibles	2,550	1,989
Straight-line rental revenue/expense	(6,605)	(7,204)
Amortization of discount on unsecured senior notes	98	—
Amortization of above market assumed debt	(147)	(118)
Gain on sale of investment properties	(5,308)	—
Equity in income of unconsolidated entities	(57)	(58)
Distributions from unconsolidated entities	83	27
Change in fair value of derivatives	169	(67)
Provision for bad debts	(840)	104
Non-cash share compensation	807	2,599
Write-off of contingent consideration	(70)	—
Change in operating assets and liabilities:
Tenant receivables	2,958	(1,001)
Other assets	3,293	(3,081)
Accounts payable	648	1,079
Accrued expenses and other liabilities	14,567	15,908
Net cash provided by operating activities	86,377	59,541
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	18,150	—
Acquisition of investment properties, net	(756,862)	(872,497)
Escrowed cash - acquisition / earnest deposits	(19,577)	—
Capital expenditures on existing investment properties	(8,343)	(6,980)
Real estate loans receivable	(8,594)	(3,478)
Repayment of note receivable	16,423	4,118
Repayment of real estate loan receivable	1,507	4,500
Leasing commissions	(1,209)	(116)
Lease inducements	(2,063)	(4,870)
Net cash used in investing activities	(760,568)	(879,323)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	383,676	764,205
Proceeds from credit facility borrowings	488,000	528,000
Payment on credit facility borrowings	(529,000)	(545,000)
Proceeds from issuance of mortgage debt	61,000	21,500
Proceeds from issuance of senior unsecured notes	396,108	150,000
Principal payments on mortgage debt	(36,440)	(1,089)
Debt issuance costs	(1,065)	(4,313)
OP Unit distributions - General Partner	(65,529)	(44,151)
OP Unit distributions - Limited Partner	(1,917)	(1,616)
Preferred OP Units distributions - Limited Partner	(519)	(704)
Contributions from noncontrolling interest	47	—
Distributions to noncontrolling interest - partially owned properties	(434)	(363)
Purchase of Series A Preferred Units	(19,961)	(9,756)
Purchase of Limited Partner Units	(3,757)	(2,129)
Net cash provided by financing activities	670,209	854,584
Net increase (decrease) in cash and cash equivalents	(3,982)	34,802
Cash and cash equivalents, beginning of period	15,491	3,143
Cash and cash equivalents, end of period	$11,509	$37,945
Supplemental disclosure of cash flow information - interest paid during the period	$14,876	$4,300
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(780)	$—
Supplemental disclosure of noncash activity - assumed debt	$26,379	$—
Supplemental disclosure of noncash activity - issuance of OP Units in connection with acquisitions	$44,978	$6,869
Supplemental disclosure of noncash activity - contingent consideration	$—	$156

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust and Physicians Realty L.P.
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us,” or “our” refers to Physicians Realty Trust and Physicians Realty L.P., collectively.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2017, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Equity Offerings

On March 17, 2017, the Trust completed a follow-on public offering of 17,250,000 common shares of beneficial interest, including 2,250,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $300.8 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 17,250,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “ATM Program”). In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

During the quarterly periods ended March 31, 2017 and June 30, 2017, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2017	—	$—	$—
Quarterly period ended June 30, 2017	4,150,000	20.07	82,440
Year to date	4,150,000	$20.07	$82,440

As of July 31, 2017, the Trust has $216.7 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2017 and 2016 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on February 24, 2017.

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

No acquisitions were funded through the issuance of OP units during the three months ended June 30, 2017.

Noncontrolling interests in the Company include OP Units held by other investors. As of June 30, 2017, the Trust held a 96.7% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

On February 5, 2015, the acquisition of a medical office building located in Minnetonka, Minnesota (the “Minnetonka MOB”) was partially funded with the issuance of 44,685 Series A Preferred Units which were valued at $9.7 million. On December 17, 2015, the acquisition of a medical office building located in Nashville, Tennessee (the “Nashville MOB”) was partially funded with the issuance of 91,236 Series A Preferred Units which were valued at $19.7 million.

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

As of June 30, 2017, no Series A Preferred Units are outstanding.

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

In connection with the acquisition on December 29, 2015 of a medical office building located on the campus of the Great Falls Clinic and Hospital in Great Falls, Montana (the “Great Falls Clinic”), physicians affiliated with the seller retained a non-controlling interest which may, at the holders option, be redeemed at any time. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

On June 12, 2017, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended June 30, 2017, an increase of $0.005 per common share and OP Unit over the previous quarter. The distribution was paid on July 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on July 3, 2017.

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

The Company did not record impairment charges in the three and six month periods ended June 30, 2017 and 2016.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, and are no longer depreciated. No properties were classified as held for sale as of June 30, 2017.

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

Real Estate Loans Receivable

Real estate loans receivable consists of nine mezzanine loans and two term loans as of June 30, 2017. Each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the two term loans are secured by equity interests in two medical office building developments, respectively. Interest income on the loans is recognized as earned based on the terms of the loans, subject to evaluation of collectability risks, and is included in the Company’s consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three or fewer months from the date of purchase. The Company is subject to concentrations of credit risk as a result of its temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions in order to mitigate this risk.

Escrow Reserves

The Company is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement. The total reserves as of June 30, 2017 and December 31, 2016 are $1.8 million and $4.3 million, respectively, which are included in other assets in the consolidated balance sheets.

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

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, net of related allowances, are included in other assets and were approximately $37.9 million and $32.0 million as of June 30, 2017 and December 31, 2016, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Allowances recognized against straight line rent were approximately $3.9 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

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

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if the derivative instruments do not qualify for, or the Company does not elect to apply for, hedge accounting. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the consolidated statement of equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2017, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the six months ended June 30, 2017, the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. Hedge ineffectiveness was insignificant for the three months ended June 30, 2017 and for the three and six months ended June 30, 2016. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

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

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $0.7 million and $2.4 million, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. As a result of adopting ASU 2016-02, the Company will recognize all of its operating leases for which it is the lessee, including ground leases, on its consolidated balance sheets. The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements. We expect that certain executory and non-lease components, such as common area maintenance, will need to be accounted for separately from the lease component of the lease, with the lease component continuing to be recognized on a straight-line basis over the lease term. We intend to account for the executory and non-lease components under the new revenue recognition guidance in ASU 2014-09, upon our adoption of ASU 2016-02. When the revenue for such items is not separately stipulated in the lease, we will separate the lease components of revenue due under leases from the non-lease components.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements. Upon adoption of ASU 2017-01, the Company will classify most prospective real estate acquisitions as asset acquisitions, rather than business combinations, and direct acquisitions costs associated with these acquisitions will be capitalized. This is due to the fact that substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets.

Note 3. Acquisitions and Dispositions

During the six months ended June 30, 2017, the Company completed acquisitions of 20 operating healthcare properties, 2 condominium units, and one parking deck located in 13 states for an aggregate purchase price of approximately $825.1 million. In addition, the Company completed $8.6 million of loan transactions and $2.8 million of noncontrolling interest buyouts, resulting in total investment activity of approximately $836.5 million.

Investment activity for the three months ended June 30, 2017 is summarized below:

Property (1)		Location	Acquisition Date	Purchase Price (in thousands)
MedStar Stephen's Crossing	(2)	Brandywine, MD	June 16, 2017	$20,900
St. Vincent Portfolio (2 MOBs)	(2)	Carmel & Fishers, IN	June 29, 2017	93,880
2017 CHI Portfolio - Tranche 1 (8 MOBs)	(2)	NE, ND, MN, TN, AR, TX	June 29, 2017	124,181
Baylor Charles A. Sammons Cancer Center	(2)	Dallas, TX	June 30, 2017	290,000
Orthopedic & Sports Institute of the Fox Valley	(2)	Appleton, WI	June 30, 2017	27,900
Peachtree Dunwoody MOB - Parking Deck	(2)	Atlanta, GA	June 30, 2017	25,000
Loan Investments		Various	Various	6,315
				$588,176

(1)	“MOB” means medical office building.

(2)
The Company accounted for six of these facilities as asset acquisitions and capitalized total acquisition costs of $0.2 million. The remaining eight facilities were accounted for as business combinations pursuant to the acquisition method, with acquisition expense totaling $5.2 million, which includes costs related to properties pursued but not acquired.

For the three months ended June 30, 2017, the Company recorded revenues and net income from its 2017 acquisitions of $5.5 million and $1.1 million, respectively. For the six months ended June 30, 2017, the Company recorded revenues from its 2017 acquisitions of $7.3 million. Net loss attributable to acquisitions completed during the six months ended June 30, 2017 was $1.7 million primarily as a result of related closing expenses totaling $4.4 million.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$14,190	$5,662	$19,852
Building and improvements	187,239	537,952	725,191
In-place lease intangible	27,670	38,766	66,436
Above market in-place lease intangible	13,406	2,815	16,221
Below market in-place lease intangible	(757)	(2,097)	(2,854)
Above market in-place ground lease	—	(4,172)	(4,172)
Below market in-place ground lease	1,042	3,245	4,287
Receivables	480	(46)	434
Debt assumed	(26,379)	—	(26,379)
Issuance of OP Units	(44,978)	—	(44,978)
Net assets acquired	$171,913	$582,125	$754,038

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Disposition

On February 23, 2017, the Company executed an agreement to sell a portfolio of four medical office buildings located in Georgia (the “Georgia Portfolio”), representing an aggregate 80,292 square feet, for approximately $18.2 million. On April 7, 2017, the Company closed on the sale of the Georgia Portfolio for a gain of $5.3 million.

The following table summarizes revenues and net income related to the Georgia Portfolio for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	19	417	438	833
Income before gain on sale of investment properties:	(53)	109	87	196
Gain on sale of investment properties	5,303	—	5,303	—
Net income (loss)	5,250	109	5,390	196

Unaudited Pro Forma Financial Information

Physicians Realty Trust

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2017 acquisitions as of January 1, 2016 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$87,755	$69,579	$179,092	$130,423
Net income	11,251	7,933	19,409	12,286
Net income available to common shareholders	10,559	7,210	18,146	10,560
Earnings per share - basic	$0.07	$0.05	$0.12	$0.07
Earnings per share - diluted	$0.07	$0.05	$0.12	$0.07
Weighted average number of shares outstanding - basic	155,366,080	155,366,080	147,221,602	147,221,602
Weighted average number of shares outstanding - diluted	161,012,360	161,012,360	151,912,432	151,912,432

Physicians Realty L.P.

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2017 acquisitions as of January 1, 2016 (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$87,755	$69,579	$179,092	$130,423
Net income	11,251	7,933	19,409	12,286
Net income available to common unitholders	10,904	7,436	18,684	10,924
Earnings per unit - basic	$0.07	$0.05	$0.12	$0.07
Earnings per unit - diluted	$0.07	$0.05	$0.12	$0.07
Weighted average number of units outstanding - basic	160,765,345	160,765,345	151,520,407	151,520,407
Weighted average number of units outstanding - diluted	161,012,360	161,012,360	151,912,432	151,912,432

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$282,468	$(66,309)	$216,159	$222,394	$(55,605)	$166,789
Above market leases	51,530	(9,392)	42,138	35,478	(6,909)	28,569
Leasehold interest	712	(153)	559	712	(124)	588
Below market ground leases	47,165	(912)	46,253	42,878	(539)	42,339
Total	$381,875	$(76,766)	$305,109	$301,462	$(63,177)	$238,285
Liabilities
Below market lease	$13,098	$(3,372)	$9,726	$10,297	$(2,345)	$7,952
Above market ground leases	5,516	(59)	5,457	1,345	(44)	1,301
Total	$18,614	$(3,431)	$15,183	$11,642	$(2,389)	$9,253

The following is a summary of the acquired lease intangible amortization for the three and six month periods ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense related to in-place leases	$8,327	$6,746	$17,066	$12,435
Decrease of rental income related to above-market leases	1,263	1,059	2,652	2,046
Decrease of rental income related to leasehold interest	15	15	29	30
Increase of rental income related to below-market leases	511	322	1,080	548
Decrease of operating expense related to above market ground leases	7	5	15	9
Increase in operating expense related to below market ground leases	188	94	373	141

For the three months ended June 30, 2017, the Company wrote-off in-place lease intangible assets of approximately $2.0 million with accumulated amortization of $1.8 million, for a net loss of approximately $0.2 million to rental income from intangible amortization.

For the six months ended June 30, 2017, the Company wrote-off in-place lease intangible assets of approximately $2.6 million with accumulated amortization of $1.9 million, as well as certain above market lease intangible assets and below market lease intangible liabilities. Intangible write-offs for the six months ended June 30, 2017 resulted in an aggregate net loss of approximately $0.9 million to rental income from intangible amortization.

Future aggregate net amortization of the acquired lease intangibles as of June 30, 2017, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2017	$(1,496)	$19,513
2018	(2,899)	34,967
2019	(3,021)	30,833
2020	(3,159)	28,356
2021	(3,258)	24,256
Thereafter	(19,138)	119,030
Total	$(32,971)	$256,955

As of June 30, 2017, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 17 and 20 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Straight line rent receivable	$37,899	$32,018
Note receivable	—	16,618
Interest rate swap	13,679	13,881
Lease inducements, net	14,806	13,255
Prepaid expenses	9,481	8,928
Escrows	1,772	4,334
Leasing commissions, net	2,971	1,858
Earnest deposits	19,577	1,500
Other	2,843	2,795
Total	$103,028	$95,187

Note 6. Debt

The following is a summary of debt as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
Fixed interest mortgage notes	$141,370	(1)	$90,185	(2)
Variable interest mortgage notes	32,763	(3)	33,009	(4)
Total mortgage debt	174,133		123,194
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	360,000		401,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000		—
$250 million unsecured term borrowing bearing fixed interest of 2.87%, due June 2023 (5)	250,000		250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		75,000
Total principal	1,409,133		999,194
Unamortized deferred financing cost	(8,412)		(8,477)
Unamortized discount	(3,794)		—
Unamortized fair value adjustment	291		438
Total debt	$1,397,218		$991,155

(1)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.41%, and due in 2018, 2019, 2020, 2021, 2022, and 2024 collateralized by 8 properties with a net book value of $220.3 million.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.44%, and due in 2017, 2018, 2019, 2020, 2021, 2022, and 2032 collateralized by 11 properties with a net book value of $156.7 million.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 4.14% and due in 2017 and 2018, collateralized by four properties with a net book value of $45.7 million.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2017, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Company may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on the date of such prepayment. As of June 30, 2017, the Company was in compliance with all financial covenants.

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

As of June 30, 2017, the company had $360.0 million of borrowings outstanding under its unsecured revolving credit facility and $472.9 million available to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement. As of June 30, 2017, the Company had $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement.

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

Certain properties have mortgage debt that contains financial covenants. As of June 30, 2017, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of June 30, 2017, are as follows (in thousands):

2017	$5,063
2018	54,195
2019	44,022
2020	389,482
2021	8,048
Thereafter	908,323
Total Payments	$1,409,133

As of June 30, 2017, the Company had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on consolidated indebtedness was 3.58% (based on the 30-day LIBOR rate as of June 30, 2017, of 1.17%).

For the three month periods ended June 30, 2017 and 2016, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $10.9 million and $3.8 million, respectively. For the six month periods ended June 30, 2017 and 2016, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $20.2 million and $7.5 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2017, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the six months ended June 30, 2017, the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. Hedge ineffectiveness was insignificant for the three months ended June 30, 2017 and for the three and six months ended June 30, 2016. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.87%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at June 30, 2017 (included in Other assets)		$13,679
Asset balance at December 31, 2016 (included in Other assets)		$13,881

(1)	1.07% effective swap rate plus 1.80% spread per Credit Agreement.

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

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Real estate taxes payable	$12,865	$9,300
Prepaid rent	14,244	5,834
Embedded derivative	—	5,571
Tenant improvement allowance	3,481	5,315
Accrued interest	10,335	4,905
Security deposits	2,652	4,506
Accrued incentive compensation	1,847	1,405
Contingent consideration	1,322	1,392
Accrued expenses and other	4,296	4,059
Total	$51,042	$42,287

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

Restricted Common Shares:

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the six month period ended June 30, 2017, the Trust granted a total of 143,593 restricted common shares with a total value of $2.8 million to its officers and certain of its employees, which have vesting periods ranging from one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2017 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	296,785	$16.16
Granted	143,593	19.74
Vested	(239,587)	16.11
Forfeited	(550)	18.78
Non-vested at June 30, 2017	200,241	$18.77

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ended June 30, 2017 and 2016, the Company recognized non-cash share compensation of $0.8 million and $1.1 million, respectively. For the six month periods ended June 30, 2017 and 2016, the Company recognized non-cash share compensation of $1.6 million and $1.9 million, respectively. Unrecognized compensation expense at June 30, 2017 was $2.5 million.

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

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2017:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	235,483		$21.84	57,260	$17.03
Granted	174,320		29.34	32,831	19.80
Vested	(55,680)	(1)	16.94	(38,871)	16.72
Non-vested at June 30, 2017	354,123		$26.30	51,220	$19.04

(1)
Restricted units vested by Company executives in 2017 resulted in the issuance of 105,792 shares of common stock, less 50,112 shares of common stock withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending June 30, 2017 and 2016, the Trust recognized non-cash share unit compensation expense of $1.0 million and $0.5 million, respectively. For the six month periods ended June 30, 2017 and 2016, the Trust recognized non-cash share unit compensation expense of $1.7 million and $0.9 million, respectively. Unrecognized compensation expense at June 30, 2017 was $7.0 million.

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

The Company’s derivative instruments as of June 30, 2017 consist of five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of June 30, 2017.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$47,923	$47,464	$39,154	$39,154
Notes receivable	$—	$—	$16,618	$16,618
Derivative assets	$13,679	$13,679	$13,881	$13,881
Liabilities:
Credit facility	$(610,000)	$(610,000)	$(651,000)	$(651,000)
Notes payable	$(625,000)	$(626,223)	$(225,000)	$(214,584)
Mortgage debt	$(174,424)	$(176,493)	$(123,632)	$(125,420)
Derivative liabilities	$—	$—	$(5,571)	$(5,571)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2017 through 2045. As of June 30, 2017, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2017	$129,925
2018	257,218
2019	253,094
2020	248,116
2021	242,976
Thereafter	1,462,848
Total	$2,594,177

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air space above one property, and the land upon which 70 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company leases four individual office spaces.

The Company’s leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 98 years remaining, excluding extension options.

As of June 30, 2017, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases were as follows (in thousands):

2017	$1,134
2018	2,261
2019	2,184
2020	2,126
2021	2,139
Thereafter	98,307
Total	$108,151

Rent expense for the parking, air, and ground leases of $0.6 million and $0.4 million for the three month periods ended June 30, 2017 and 2016, respectively, and $1.2 million and $0.8 million for the six month periods ended June 30, 2017 and 2016, respectively, are reported in operating expenses in the consolidated statements of income. Rent expense for office leases was insignificant for the three and six month periods ended June 30, 2017 and 2016, and is reported within general and administrative expenses in the consolidated statements of operations.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended June 30, 2017 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of June 30, 2017 (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - Nebraska	$14,829	5.7%
CHI - KentuckyOne Health	13,120	5.1%
Baylor Scott and White Health	6,730	2.6%
US Oncology	6,573	2.5%
CHI - St. Alexius (North Dakota)	6,235	2.4%
Remaining portfolio	212,078	81.7%
Total	$259,565	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 18.3% of its total annualized base rent for the period ending June 30, 2017. Total annualized base rent from CHI affiliated tenants totals 19.2%, including the affiliates disclosed above. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website (www.catholichealthinitiatvies.org/). Information included on the CHI website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of June 30, 2017 (in thousands):

State	Total ABR	Percent of ABR
Texas	$43,544	16.8%
Indiana	16,587	6.4%
Nebraska	16,293	6.3%
Kentucky	15,969	6.2%
Arizona	14,203	5.5%
Other	152,969	58.8%
Total	$259,565	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for earnings per share - basic:
Net income	$10,331	$7,184	$17,047	$12,608
Net income attributable to noncontrolling interests:
Operating Partnership	(314)	(201)	(461)	(374)
Partially owned properties	(159)	(60)	(326)	(377)
Preferred distributions	(188)	(437)	(399)	(985)
Numerator for earnings per share - basic	$9,670	$6,486	$15,861	$10,872
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$9,670	$6,486	$15,861	$10,872
Operating Partnership net income	314	201	461	374
Numerator for earnings per share - diluted	$9,984	$6,687	$16,322	$11,246
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	155,366,080	131,481,329	147,221,602	117,092,668
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,399,265	3,870,343	4,298,805	3,858,401
Restricted common shares	57,366	199,698	86,814	193,084
Restricted share units	189,649	393,352	305,211	431,094
Denominator for earnings per share - diluted:	161,012,360	135,944,722	151,912,432	121,575,247
Earnings per share - basic	$0.06	$0.05	$0.11	$0.09
Earnings per share - diluted	$0.06	$0.05	$0.11	$0.09

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for earnings per unit - basic and diluted:
Net income	10,331	7,184	17,047	12,608
Net income attributable to noncontrolling interests - partially owned properties	(159)	(60)	(326)	(377)
Preferred distributions	(188)	(437)	(399)	(985)
Numerator for earnings per unit - basic and diluted	$9,984	$6,687	$16,322	$11,246
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	160,765,345	135,351,672	151,520,407	120,951,069
Effect of dilutive securities:
Restricted common shares	57,366	199,698	86,814	193,084
Restricted share units	189,649	393,352	305,211	431,094
Denominator for earnings per unit - diluted	161,012,360	135,944,722	151,912,432	121,575,247
Earnings per unit - basic	$0.06	$0.05	$0.11	$0.09
Earnings per unit - diluted	$0.06	$0.05	$0.11	$0.09

Note 15. Subsequent Events

In July 2017, the Trust completed a follow-on public offering of 21,500,000 common shares, including 1,500,000 common shares issued upon partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to it of approximately $420.3 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item 1A (Risk Factors) of this report, and Part I, Item 1A (Risk Factors) of our Annual Report, and Part II, Item 1A (Risk Factors) of our First Quarterly Report.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. In particular, we believe the demand for healthcare will continue to increase as a result of the aging population as older persons generally utilize healthcare services at a rate well in excess of younger people. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals, and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 5.0% to 9.0%, although we may invest in other medical facility assets with initial cash yields outside of this range. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $3.8 billion as of June 30, 2017. Since the date of our IPO through to June 30, 2017, our compounded annual growth rate was 140%. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, we expect our annual growth rate to decelerate in the future.

As of June 30, 2017, our portfolio consisted of 262 properties located in 30 states with approximately 12,596,009 net leasable square feet, which were approximately 96.3% leased with a weighted average remaining lease term of approximately 8.5 years. As of June 30, 2017, approximately 80.2% of the net leasable square footage of our portfolio was affiliated with a healthcare delivery system or located within approximately 1/4 mile of a hospital campus. We expect to acquire between $1.2 billion and $1.4 billion of real estate during 2017, including the 2017 acquisitions described in this report, subject to favorable capital market conditions.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 90.8% of the annualized base rent payments from our properties as of June 30, 2017 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 6.9% of the annualized base rent payments from our properties as of June 30, 2017 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2017, leases representing 1.2%, 3.8%, and 4.3% of leasable square feet in our portfolio will expire in 2017, 2018, and 2019, respectively.

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

In each of December 2015, December 2016, March 2017 and June 2017, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and we expect interest rates to continue to rise at a measured pace. In addition, in the latter part of 2016, U.S. government bond prices fell significantly, which is generally inversely correlated with rising interest rates. An increase in interest rates will affect our cost of borrowing (including with respect to our currently outstanding debt not subject to a fixed interest rate) and could adversely affect our business, our financial results and our ability to complete property acquisitions.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of June 30, 2017, owned approximately 96.7% of the OP Units. As of July 31, 2017, we have 179,192,604 common shares outstanding.

Key Transactions in Second Quarter 2017

Investment Activity

During the three months ended June 30, 2017, we completed acquisitions of 13 operating healthcare properties located in 9 states for an aggregate purchase price of approximately $581.9 million (which includes our investments in the Baylor Charles A. Sammons Cancer Center, the St. Vincent MOBs and Tranche 1 of the 2017 CHI Portfolio). In addition, we completed $6.3 million of loan transactions, resulting in total investment activity of approximately $588.2 million. Acquisitions are detailed in Note 3 (Acquisitions and Dispositions) to our consolidated financial statements included in Item 1 of this report, and the 2017 CHI Portfolio is discussed below.

On April 7, 2017, we sold four medical office buildings, representing an aggregate 80,292 square feet, in Georgia for approximately $18.2 million and recognized a gain on the sale of approximately $5.3 million. Due to our adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations, we did not report this disposition as a discontinued operation.

Pending Acquisitions

We have entered into definitive agreements, made directly or indirectly through subsidiaries of our Operating Partnership, to acquire 8 healthcare properties in 6 states, comprising approximately 763,554 net leasable square feet, for an aggregate purchase price of approximately $280.2 million. Each pending acquisition is subject to customary closing conditions and there can be no assurance we will complete any of these transactions or acquire any of these buildings. Certain of the pending healthcare properties acquisitions are discussed below.

Northside MOBs

Certain subsidiaries of our Operating Partnership entered into three separate purchase and sale agreements (the “Northside Agreements”), with Northside Hospital, Inc. (“Northside”), each dated June 15, 2017. Two of the Northside Agreements are for the purchase of one medical office building (the “Towne Lake MOB”) and a property that includes two medical office towers (the “Center Pointe Towers” and together with the Towne Lake MOB, the “Northside MOBs”). The third Northside Agreement is for the sale and lease-back of certain land that comprises the Peachtree Dunwoody Medical Center (the “Peachtree Land”), located in Atlanta, Georgia.

The Northside MOBs comprise approximately 466,151 net leasable square feet for an aggregate purchase price of approximately $194.0 million, subject to closing prorations and other adjustments. The Northside MOBs are 99.6% leased and the weighted average lease term, including new extensions negotiated directly with Northside, is 8.3 years, with 302,204 square feet leased to Northside. Upon closing of the Northside MOBs, the first year unlevered cash yield is expected to be 4.7%.

Northside has certain rights of first refusal to acquire the Northside MOBs pursuant to the terms and conditions of the leases with the current owners of each Northside MOB. Such rights of first refusal have been triggered under the leases.

The Northside Agreements contain customary representations, warranties and covenants of the parties. The closing of each of the transactions described above are subject to certain conditions to closing, including that Northside has exercised its right of first refusal and acquired the Northside MOBs and each of the transactions must occur simultaneously pursuant to the terms of the Northside Agreements. Assuming the satisfaction or waiver of all other outstanding contingencies, the acquisition is anticipated to occur in the third quarter of 2017. There can be no assurance that any or all of the conditions to closing will be satisfied or, if satisfied, that we will complete the acquisition of one or more of the Northside MOBs, or the timing of any such closings.

2017 CHI Portfolio

Our Operating Partnership entered into two separate purchase and sale agreements (the “CHI Purchase Agreements”), each dated May 8, 2017 and subsequently amended on June 26, 2017, with certain subsidiaries and affiliates of Catholic Health Initiatives (“CHI”), to acquire 13 medical office facilities located in six states, comprising approximately 676,745 net leasable square feet for an aggregate purchase price of approximately $157.1 million, subject to closing prorations and other adjustments (the “2017 CHI Portfolio”). The 2017 CHI Portfolio is 98.8% leased and the weighted average lease term remaining is 9.3 years. Approximately $9.9 million, or 92.8%, of the first year in place net operating income of $10.7 million will be represented by new 10-year leases with certain subsidiaries and affiliates of CHI as described in more detail below.

Upon closing of both tranches of the 2017 CHI Portfolio, the first year unlevered cash yield is expected to be 6.8% prior to anticipated expenses incurred for future capital improvements. An additional $5.7 million in capital improvements is expected to be funded over the next five years for these facilities.

On June 29, 2017, we completed the acquisition of eight properties located in Arkansas, Minnesota, Nebraska, North Dakota, Tennessee, and Texas, comprising approximately 492,338 net leasable square feet, for an aggregate purchase price of approximately $124.2 million (“Tranche 1”).

The CHI Purchase Agreements contain customary representations, warranties and covenants of the parties.
The acquisition of five of the 13 properties included in the 2017 CHI Portfolio located in Arkansas, Minnesota, Nebraska, and Texas, comprising approximately 184,407 net leasable square feet, for an aggregate purchase price of approximately $32.9 million (“Tranche 2”) are subject to the satisfaction of certain conditions to closing, including receipt of approval of the Catholic Health Care Federation (“CHCF”). If CHCF does not approve of the sale of the Tranche 2 properties, the applicable CHI Purchase Agreement will terminate with respect to those properties and the Operating Partnership will receive a refund of amounts previously deposited. Assuming the satisfaction or waiver of all other outstanding contingencies, the closing of the Tranche 2 properties is anticipated to occur promptly following the date on which approval of CHCF is obtained, or at such other times as the parties may agree, which is anticipated to occur in the third quarter of 2017. While the Company expects that it will be successful in obtaining CHCF approval, no assurances can be provided as to the certainty or timing of such approval.

At closing of the Tranche 2 properties, we expect to enter into new ground leases with affiliates of CHI with respect to 4 of the Tranche 2 properties in the 2017 CHI Portfolio. Each of the new ground leases with CHI affiliates will have an initial

49-year term with three 10-year extension options. Certain subsidiaries and affiliates of CHI currently occupy a substantial portion of the 2017 CHI Portfolio space and, upon closing of the entire 2017 CHI Portfolio, we expect to enter into a total of 12 new leases with CHI affiliates, each with an initial 10-year term and 2.5% annual rent increases, and one new lease with a CHI affiliate for a 5-year term and 2.5% annual rent increases. In addition, each new lease grants the applicable tenant a right of first offer, exercisable within 30 days of receipt of notice from us, to lease any newly-vacated space in the applicable building, or to purchase any interest in the property that we may seek to sell, as applicable. In aggregate, subsidiaries and affiliates of CHI will occupy approximately 628,280 square feet, or approximately 92.8% of the total square footage in the 2017 CHI Portfolio, with 411,090 square feet of this space represented by single-tenant properties leased to CHI affiliates.

There can be no assurance that any or all of the conditions to closing, including CHCF approval, will be satisfied or, if satisfied, that the Company will complete the acquisition of one or more of the Tranche 2 properties comprising the 2017 CHI Portfolio, or the timing of any such closings.

Assets Slated for Disposition

We consider six properties, representing 260,131 square feet of gross leasable area, to be slated for disposition as of June 30, 2017. These assets consist of five assets affiliated with Foundation Healthcare, Inc. (OTC: FDNH) (“Foundation Healthcare”) and one medical office building in Michigan from our legacy portfolio which is currently subject to an executed purchase and sale agreement.

Each of the five Foundation Healthcare assets has operated continuously during 2017, resulting in the successful collection of rent on a monthly basis from various tenants and subtenants at each respective property. These collections include the collection of full contractual rent for four consecutive months at a surgical hospital located in El Paso, Texas and the agreement to repay the majority of past-due rent and expenses at two San Antonio, Texas properties, which have paid rent for every month of 2017. While the Foundation Healthcare medical office building located in Oklahoma City, Oklahoma is no longer subject to an executed purchase and sale agreement, we have entered into a ten year, absolute net lease for this facility, and the asset remains slated for disposition as of June 30, 2017.

While we cannot make any assurance that any or all of the Foundation Healthcare assets will be sold, we continue to receive interest from various parties in acquiring each respective asset, and have determined that no further reserves for prior uncollected revenue are required at this time, nor are any impairments to the book value of these assets required as of June 30, 2017.

Other Recent Developments

Quarterly Distribution

On June 12, 2017, we announced that our Board of Trustees authorized and declared a cash distribution of $0.230 per common share for the quarterly period ended June 30, 2017, an increase of $0.005 per common share and OP Unit over the previous quarter. The distribution was paid on July 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on July 3, 2017.

Follow-on Public Offering

In July 2017, the Trust completed a follow-on public offering of 21,500,000 common shares, including 1,500,000 common shares issued upon partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to it of approximately $420.3 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

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

Interest income on real estate loans and other. Represents interest income on mezzanine loans, term loans, notes receivable, income generated on tenant improvements, changes in the fair value of derivative instruments, and other. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks.

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

Results of Operations

Three Months Ended June 30, 2017 compared to the three months ended June 30, 2016.

The following table summarizes our results of operations for the three months ended June 30, 2017 and the three months ended June 30, 2016 (in thousands):

	2017	2016	Change	%
Revenues:
Rental revenues	$58,015	$42,196	$15,819	37.5%
Expense recoveries	16,108	9,552	6,556	68.6%
Interest income on real estate loans and other	2,476	1,468	1,008	68.7%
Total revenues	76,599	53,216	23,383	43.9%
Expenses:
Interest expense	11,472	4,279	7,193	168.1%
General and administrative	6,249	4,926	1,323	26.9%
Operating expenses	20,519	13,798	6,721	48.7%
Depreciation and amortization	28,123	19,799	8,324	42.0%
Acquisition expenses	5,242	3,256	1,986	61.0%
Total expenses	71,605	46,058	25,547	55.5%
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	4,994	7,158	(2,164)	(30.2)%
Equity in income of unconsolidated entities	29	26	3	11.5%
Gain on sale of investment properties	5,308	—	5,308	NM
Net income	$10,331	$7,184	$3,147	43.8%
NM = Not Meaningful

Revenues

Total revenues increased $23.4 million, or 43.9%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $15.8 million, or 37.5%, from $42.2 million for the three months ended June 30, 2016 to $58.0 million for the three months ended June 30, 2017. The increase in rental revenues primarily resulted from our 2017 and 2016 acquisitions in the last twelve months which resulted in additional rental revenue of $4.0 million and $16.9 million, respectively. Revenues during the three months ended June 30, 2017 were partially offset by declines in rental income recognized at the Kennewick medical office building located in Kennewick, Washington (the “Kennewick MOB”) of $4.0 million (including the write-off of previously recognized straight line rent revenue totaling $2.8 million during the second quarter of 2017) and at certain of our Foundation Healthcare buildings of $1.0 million.

Expense recoveries. Expense recoveries increased $6.6 million, or 68.6%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in expense recoveries primarily resulted from our 2017 and 2016 acquisitions which resulted in additional expense recoveries of $1.3 million and $5.1 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.0 million, or 68.7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase is attributable to interest earned on the Company’s outstanding real estate loans receivable as a result of loan transactions completed during the prior twelve months, as well as interest attributable to mezzanine loan amendments, extensions, and penalties.

Expenses

Total expenses increased by $25.5 million, or 55.5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended June 30, 2017 was $11.5 million compared to $4.3 million for the three months ended June 30, 2016, representing an increase of $7.2 million, or 168.1%. An increase of $4.4 million resulted from the issuance of our senior unsecured notes in March. An additional increase of $1.8 million resulted from our borrowings under the term loan provision of our unsecured credit facility.

 General and administrative. General and administrative expenses increased $1.3 million or 26.9%, from $4.9 million during the three months ended June 30, 2016 to $6.2 million during the three months ended June 30, 2017. An increase of $0.5 million resulted from additional office expenses and an increase of $0.4 million resulted from additional professional fees.

Operating expenses. Operating expenses increased $6.7 million or 48.7%, from $13.8 million during the three months ended June 30, 2016 to $20.5 million during the three months ended June 30, 2017. The increase is primarily due to our 2016 property acquisitions which resulted in additional operating expenses of $6.5 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $8.3 million, or 42.0%, from $19.8 million during the three months ended June 30, 2016 to $28.1 million during the three months ended June 30, 2017. The increase is primarily due to our 2017 and 2016 property acquisitions which resulted in additional depreciation and amortization of $1.8 million and $6.9 million, respectively, partially offset by reduced depreciation and amortization from prior period acquisitions.

Acquisition expenses. Acquisition expenses increased $2.0 million, or 61.0%, from $3.3 million during the three months ended June 30, 2016 to $5.2 million during the three months ended June 30, 2017. During the three months ended June 30, 2017 and 2016, we acquired $457.7 million and $281.7 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed, including costs related to properties pursued but not acquired.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is not significant.

Gain on sale of properties. On April 7, 2017, the Trust sold four properties with 80,292 net leasable square feet located in Georgia for approximately $18.2 million, realizing a gain of $5.3 million. We did not dispose of any properties during the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The following table summarizes our results of operations for the six months ended June 30, 2017 and the six months ended June 30, 2016 (in thousands):

	2017	2016	Change	%
Revenues:
Rental revenues	$117,107	$77,051	$40,056	52.0%
Expense recoveries	32,462	17,455	15,007	86.0%
Interest income on real estate loans and other	3,696	2,844	852	30.0%
Total revenues	153,265	97,350	55,915	57.4%
Expenses:
Interest expense	21,287	8,476	12,811	151.1%
General and administrative	10,985	9,047	1,938	21.4%
Operating expenses	42,608	24,835	17,773	71.6%
Depreciation and amortization	56,056	35,809	20,247	56.5%
Acquisition expenses	10,647	6,633	4,014	60.5%
Total expenses	141,583	84,800	56,783	67.0%
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	11,682	12,550	(868)	(6.9)%
Equity in income of unconsolidated entities	57	58	(1)	(1.7)%
Gain on sale of investment properties	5,308	—	5,308	NM
Net income	$17,047	$12,608	$4,439	35.2%
NM = Not Meaningful

Revenues

Total revenues increased $55.9 million, or 57.4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $40.1 million, or 52.0%, from $77.1 million for the six months ended June 30, 2016 to $117.1 million for the six months ended June 30, 2017. The increase in rental revenues primarily resulted from our 2017 and 2016 acquisitions which resulted in additional revenue of $5.3 million and $40.9 million, respectively. Revenues during the six months ended June 30, 2017 were partially offset by declines in rental income recognized at the Kennewick MOB of $4.2 million (including the write-off of previously recognized straight line rent revenue totaling $2.8 million during the second quarter of 2017) and at certain of our Foundation Healthcare buildings of $2.5 million.

Expense recoveries. Expense recoveries increased $15.0 million, or 86.0%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in expense recoveries primarily resulted from our 2017 and 2016 acquisitions which resulted in additional expense recoveries of $1.6 million and $12.3 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.9 million, or 30.0%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase is attributable to interest earned on the Company’s outstanding real estate loans receivable as a result of loan transactions completed during the prior twelve months, as well as interest attributable to mezzanine loan amendments, extensions, and penalties.

Expenses

Total expenses increased by $56.8 million, or 67.0%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. An analysis of selected expenses follows.

Interest expense. Interest expense for the six months ended June 30, 2017 was $21.3 million compared to $8.5 million for the six months ended June 30, 2016, representing an increase of $12.8 million, or 151.1%. An increase of $5.5 million resulted from the issuance of our public senior notes in March 2017, $3.6 million resulted from borrowings under the term loan provision of our unsecured credit facility, an increase of $1.7 million resulted from the public senior notes issued in 2016, $1.2 million resulted from borrowings under our line of credit from our unsecured credit facility, and an increase of $0.8 million was the result of an increase in interest on new mortgage debt.

General and administrative. General and administrative expenses increased $1.9 million or 21.4%, from $9.0 million during the six months ended June 30, 2016 to $11.0 million during the six months ended June 30, 2017. An increase of $0.7 million was from additional office expenses, an additional increase $0.5 million was from professional fees, and an increase of salaries and benefits was from non-cash share compensation of $0.4 million.

Operating expenses. Operating expenses increased $17.8 million or 71.6%, from $24.8 million during the six months ended June 30, 2016 to $42.6 million during the six months ended June 30, 2017. The increase is primarily due to our 2016 property acquisitions which resulted in additional operating expenses of $16.7 million.

Depreciation and amortization. Depreciation and amortization increased $20.2 million, or 56.5%, from $35.8 million during the six months ended June 30, 2016 to $56.1 million during the six months ended June 30, 2017. The increase is due to our 2017 and 2016 property acquisitions which resulted in additional depreciation and amortization of $2.5 million and $18.4 million, respectively, partially offset by reduced depreciation and amortization from prior period acquisitions.

Acquisition expenses. Acquisition expenses increased $4.0 million, or 60.5%, from $6.6 million during the six months ended June 30, 2016 to $10.6 million during the six months ended June 30, 2017. During the six month periods ending June 30, 2017 and 2016, we acquired $667.4 million and $452.8 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed, including costs related to properties pursued but not acquired.

Equity in income of unconsolidated entities. The change in equity income from unconsolidated entities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is not significant.

Gain on sale of properties. On April 7, 2017, the Trust sold four properties with 80,292 net leasable square feet located in Georgia for approximately $18.2 million, realizing a gain of $5.3 million. We did not dispose of any properties during the six months ended June 30, 2016.

Cash Flows

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

	2017	2016
Cash provided by operating activities	$86,377	$59,541
Cash used in investing activities	(760,568)	(879,323)
Cash provided by financing activities	670,209	854,584
Increase (decrease) in cash and cash equivalents	$(3,982)	$34,802

Cash flows from operating activities. Cash flows provided by operating activities was $86.4 million during the six months ended June 30, 2017 compared to $59.5 million during the six months ended June 30, 2016, representing an increase of $26.9 million. This change is attributable to the increased operating cash flows resulting from our 2017 and 2016 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $760.6 million during the six months ended June 30, 2017 compared to cash flows used in investing activities of $879.3 million during the six months ended June 30, 2016, representing a change of $118.8 million. The decrease in cash flows used in investing activities was primarily attributable to our $115.6 million decrease in cash spent on acquisitions over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $670.2 million during the six months ended June 30, 2017 compared to cash flows provided by financing activities of $854.6 million during the six months ended June 30, 2016, representing an decrease of $184.4 million. The 2017 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $383.7 million, $488.0 million of proceeds from the credit facility, and $396.1 million from our issuance of public senior notes. These were partially offset by the $529.0 million payoff of our revolving credit facility and $65.5 million of dividends paid.

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition expenses, acceleration of deferred financing costs, write off contingent consideration, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,331	$7,184	$17,047	$12,608
Earnings per share - diluted	$0.06	$0.05	$0.11	$0.09

Net income	$10,331	$7,184	$17,047	$12,608
Net income attributable to noncontrolling interests - partially owned properties	(159)	(60)	(326)	(377)
Preferred distributions	(188)	(437)	(399)	(985)
Depreciation and amortization expense	28,098	19,778	56,009	35,767
Depreciation and amortization expense - partially owned properties	(129)	(157)	(281)	(352)
Gain on the sale of investment property	(5,308)	—	(5,308)	—
FFO applicable to common shares and OP Units	$32,645	$26,308	$66,742	$46,661
FFO per common share and OP Unit	$0.20	$0.19	$0.44	$0.38
Net change in fair value of derivative	4	(27)	169	(67)
Acquisition expenses	5,242	3,256	10,647	6,633
Write-off of contingent consideration	—	—	(70)	—
Normalized FFO applicable to common shares and OP Units	$37,891	$29,537	$77,488	$53,227
Normalized FFO per common share and OP Unit	$0.24	$0.22	$0.51	$0.44

Weighted average number of common shares and OP Units outstanding	161,012,360	135,944,722	151,912,432	121,575,247

Normalized Funds Available for Distribution (FAD)

We define Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash share compensation expense, straight-line rent adjustments, amortization of acquired above or below market leases and assumed debt, amortization of lease inducements, amortization of deferred financing costs, and recurring capital expenditures related to tenant improvements and leasing commissions, and includes cash payments from seller master leases and rent abatement payments. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from Normalized FFO to Normalized FAD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,331	$7,184	$17,047	$12,608
Normalized FFO applicable to common shares and OP Units	$37,891	$29,537	$77,488	$53,227

Normalized FFO applicable to common shares and OP Units	$37,891	$29,537	$77,488	$53,227
Non-cash share compensation expense	1,324	1,156	2,390	1,971
Straight-line rent adjustments	(2,097)	(4,019)	(6,605)	(7,204)
Amortization of acquired above/below market leases/assumed debt	844	767	1,782	1,512
Amortization of lease inducements	311	201	621	359
Amortization of deferred financing costs	579	499	1,128	947
TI/LC and recurring capital expenditures	(4,865)	(1,423)	(8,078)	(3,301)
Seller master lease and rent abatement payments	244	253	498	523
Normalized FAD applicable to common shares and OP Units	$34,231	$26,971	$69,224	$48,034

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

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above and below market leases, and other non-cash and normalizing items. Other non-cash and normalizing items include items such as the amortization of lease inducements, payments received from seller master leases and rent abatements, and write-offs of contingent consideration. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. Our use of the term Cash NOI may not be comparable to that of other real estate companies as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,331	$7,184	$17,047	$12,608
General and administrative	6,249	4,926	10,985	9,047
Acquisition expenses	5,242	3,256	10,647	6,633
Depreciation and amortization	28,123	19,799	56,056	35,809
Interest expense	11,472	4,279	21,287	8,476
Net change in the fair value of derivative	4	(27)	169	(67)
Gain on sale of investment properties	(5,308)	—	(5,308)	—
NOI	$56,113	$39,417	$110,883	$72,506

NOI	$56,113	$39,417	$110,883	$72,506
Straight-line rent adjustments	(2,097)	(4,019)	(6,605)	(7,204)
Amortization of acquired above/below market leases	844	826	1,782	1,571
Amortization of lease inducements	311	201	621	359
Seller master lease and rent abatement payments	244	253	498	523
Write-off of contingent consideration	—	—	(70)	—
Cash NOI	$55,415	$36,678	$107,109	$67,755

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, net change in the fair value of derivative financial instruments, acquisition expenses, non-cash share compensation expense, and other normalizing items. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,331	$7,184	$17,047	$12,608
Depreciation and amortization	28,123	19,799	56,056	35,809
Interest expense	11,472	4,279	21,287	8,476
Net change in fair value of derivatives	4	(27)	169	(67)
EBITDA	$49,930	$31,235	$94,559	$56,826
Acquisition expenses	5,242	3,256	10,647	6,633
Non-cash share compensation expense	1,324	1,156	2,390	1,971
Write-off of contingent consideration	—	—	(70)	—
Adjusted EBITDA	$56,496	$35,647	$107,526	$65,430

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

As of June 30, 2017, we had a total of $11.5 million of cash and cash equivalents and $472.9 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

We expect to continue to utilize equity and debt financings to support our future growth and investment activity. For the six months ended June 30, 2017, we raised approximately $396.1 million in net proceeds from a public offering of senior unsecured notes, and approximately $300.8 million in net proceeds from a follow-on public offering of 17,250,000 common shares of beneficial interest. On June 28, 2017, we launched a follow-on public offering of 21,500,000 common shares of beneficial interest. The transaction closed subsequent to the quarter and is further detailed in Note 15 (Subsequent Events).

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

While we intend to sell the six assets slated for disposition for other business reasons, we currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2017, the Trust had an investment grade rating from Moody’s of Baa3 and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of June 30, 2017, we were in compliance with all financial covenants.

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

As of June 30, 2017, there were $360.0 million borrowings outstanding under our unsecured revolving credit facility and $472.9 million available for us to borrow without adding additional properties to the unencumbered borrowing base of assets, as defined by the Credit Agreement.

Senior Notes

On March 7, 2017, the Operating Partnership issued $400.0 million in aggregate principal amount of its 4.30% Senior Notes due March 15, 2027 (the “2027 Senior Notes”) in a public offering (the “Debt Offering”) through underwriters for whom J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc. and Jefferies LLC acted as representatives (the “Representatives”) pursuant to an underwriting agreement, dated March 2, 2017 (the “Underwriting Agreement”), among the Operating Partnership, the Trust and the Representatives. The Underwriting Agreement contains customary representations, warranties and agreements by the Operating Partnership and the Trust, customary conditions to closing, indemnification obligations of the Operating Partnership, the Trust and the underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The 2027 Senior Notes were registered under the Securities Act on the Trust’s and the Operating Partnership’s automatic shelf registration statement on Form S-3ASR (File No. 333-216214), filed with the Commission on February 24, 2017.

The 2027 Senior Notes are the senior unsecured indebtedness of the Operating Partnership and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness. As a result, the 2027 Senior Notes effectively are subordinated in right of payment to all of the Operating Partnership’s existing and future secured indebtedness (to the extent of the value of the collateral securing such indebtedness), and all mortgages, preferred equity and indebtedness and other liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries. The Operating Partnership’s obligations under the 2027 Senior Notes are fully and unconditionally guaranteed by the Trust.

The 2027 Senior Notes began accruing interest on March 7, 2017 and will pay interest semi-annually beginning September 15, 2017. The 2027 Senior Notes were sold at an issue price of 99.68% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $396.1 million. We used the net proceeds of the Debt Offering to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

The 2027 Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the 2027 Senior Notes.

As of June 30, 2017, we had $625.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, as follows: (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, (v) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (vi) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, (vii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027, and (viii) $400.0 million aggregate principal amount of 4.30% Senior Notes, due March 15, 2027.

The note agreements covering the notes (other than the 2027 Senior Notes) contain covenants that are substantially similar to those contained in the Credit Agreement, including financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur additional debt, make distributions or investments, incur liens and sell, transfer or dispose of assets. The note agreements also include customary representations and warranties and customary events of default substantially similar to those contained in the Credit Agreement.

Follow-on Equity Offerings

On March 17, 2017, the Trust completed a follow-on public offering of 17,250,000 common shares of beneficial interest, including 2,250,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $300.8 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 17,250,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

In July 2017, the Trust completed a follow-on public offering of 21,500,000 common shares, including 1,500,000 common shares issued upon partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to it of approximately $420.3 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “ATM Program”). The offering of the common shares from time to time is registered pursuant to the Trust’s and the Operating Partnership’s automatic shelf registration statement on Form S-3ASR (File No. 333-216214), which became automatically effective upon filing with the Commission on February 24, 2017. In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

During the quarterly periods ended March 31, 2017 and June 30, 2017, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2017	—	$—	$—
Quarterly period ended June 30, 2017	4,150,000	20.07	82,440
Year to date	4,150,000	$20.07	$82,440

As of July 31, 2017, the Trust has $216.7 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of July 31, 2017, we have issued 37,784 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no off-balance sheet debt.

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

Fixed Interest Rate Debt

As of June 30, 2017, our consolidated fixed interest rate debt totaled $766.4 million, which represented 54.4% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 72.1% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of June 30, 2017, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $770.0 million and $766.4 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of June 30, 2017, our consolidated variable interest rate debt totaled $642.8 million, which represented 45.6% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 27.9% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $392.8 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of June 30, 2017 would change by approximately $3.9 million annually.

Derivative Instruments

As of June 30, 2017, we had five outstanding interest rate swaps designated as a cash flow hedge of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) to our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of June 30, 2017, we had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on our consolidated indebtedness was 3.58% (based on the 30-day LIBOR rate as of June 30, 2017, of 1.17%). As of June 30, 2017, we had approximately $392.8 million, or approximately 27.9%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Item 1 to this report for a summary of our indebtedness as of June 30, 2017.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures.

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of June 30, 2017, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our Annual Report, and in Part II, Item 1A (Risk Factors) of our First Quarterly Report. Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

Risks Related To Our Business

Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular in Texas and other areas to which a greater percentage of our revenue is attributed, could materially adversely affect our business, results of operations and financial condition.

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

For the quarter ended June 30, 2017, approximately 14.6% of our gross leasable area and 16.8% of our total annualized base rent was derived from properties located in Texas. As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Any failure, inability or unwillingness by our tenants to pay rent or other amounts under leases could materially adversely affect our financial results; we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

Our portfolio of healthcare properties is leased to physicians, hospitals, healthcare delivery systems and other healthcare providers. We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by our tenants to do so could adversely affect our financial results. For example, the collectability of rents with respect to the Kennewick MOB was not reasonably assured for the quarter ending June 30, 2017. In addition, on June 30, 2017, Kennewick Public Hospital District, the sole tenant of the Kennewick MOB, filed for Chapter 9 bankruptcy, and therefore collectability of rents with respect to the Kennewick MOB may not be reasonably assured in the future. Therefore, we will no longer recognize rental revenues from the Kennewick MOB on an accrual basis. Instead, we will limit future recognition of revenue to amounts collected. We took a charge of approximately $2.8 million against previously recognized deferred rental revenue during the quarter ending June 30, 2017. No assurance can be made that all or any of the past due rent or prepaid expenses will be collected.

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of June 30, 2017, leases representing 1.2%, 3.8%, and 4.3% of leasable square feet in our portfolio will expire in 2017, 2018, and 2019, respectively. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized spaces, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on us.

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition would result in increased demand for the same assets and therefore increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

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

In recent months, we have seen an increased level of competition for healthcare properties and, as a result, an increase in prices paid for them. In turn, this has had a negative impact on the initial cash yields on potential asset acquisitions. We seek to invest in stabilized medical facility assets with initial cash yields of 5.0% to 9.0%, although our investments in the Baylor Charles A. Sammons Cancer Center and the St. Vincent MOBs, and our potential investment in the Northside MOBs, if consummated, each has an anticipated initial cash yield of approximately 4.7%, and we may invest in other medical facility assets with initial cash yields outside of this range.

If CHI’s business, financial position or results of operations suffer or are adversely affected, it could have a material adverse effect on our business, financial position or results of operations.

During 2016, we entered into separate agreements to purchase more than 50 medical office facilities from regional health systems controlled by CHI containing 3,159,495 rentable square feet located in 10 states (the “2016 CHI Portfolio”). We elected not to complete the acquisition of two of the 2016 CHI Portfolio properties. To date, we have completed the acquisition of 49 of the properties comprising the 2016 CHI Portfolio representing approximately 3,016,926 net leasable square feet. We anticipate closing on the remaining medical office facility located in Fruitland, Idaho, later in 2017.

Separately, we entered into a separate agreement to purchase a newly constructed medical office facility in Omaha, Nebraska, representing approximately 79,186 net leasable square feet, for approximately $33.4 million that is 100% leased and 100% occupied by CHI’s affiliate, Creighton University Medical Center. We completed the acquisition of the Omaha, Nebraska medical office facility on March 28, 2017.

On May 8, 2017, we entered into the CHI Purchase Agreements with certain subsidiaries and affiliates of CHI to acquire the 2017 CHI Portfolio. We completed the acquisition of the Tranche 1 properties on June 29, 2017 and anticipate closing on the Tranche 2 properties promptly following the date on which approval of CHCF is obtained, or at such other times as the parties may agree, which is anticipated to occur in the third quarter of 2017. Total annualized base rent from CHI affiliated tenants totaled 19.2% of our total consolidated base rent for the period ended June 30, 2017.

Although CHI is not a party to nor a guarantor of the agreements discussed above or any related lease agreements which were previously or may in the future be entered into in connection with the closing of the transactions above, it controls each of the subsidiaries and affiliates that are or will be parties to such agreements. Given this control, if CHI’s business, financial position or results of operations suffer or are adversely affected, it could adversely affect CHI’s ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CHI-affiliated tenants’ ability to pay rent to us. Additionally, if CHI’s business, financial position or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from the CHI-affiliated tenants and could cause our stock price to decline.  Moreover, there can be no assurance that CHI’s subsidiaries and affiliates will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of CHI’s subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CHI’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position and results of operations. For these reasons, if CHI were to experience a material adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially adversely affected.

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

Risks Related to Healthcare Industry

Current and potential future healthcare reforms could adversely impact our Company and result in the inability of our tenants to make rent payments to us.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act of 2010 (the “Patient Protection and Affordable Care Act”), and on March 30, 2010, President Obama signed the Healthcare and Education Reconciliation Act of 2010, which in part modified the Patient Protection and Affordable Care Act (collectively, the “Affordable Care Act”).

There has been extensive discussion about a possible repeal or amendment of the Affordable Care Act or other government action, which could adversely impact our Company and result in the inability of our tenants to make rent payments to us. President Trump and leadership in Congress have publicly stated their intention to repeal and replace (or modify) the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others.

On May 4, 2017, the U.S. House of Representatives passed the American Health Care Act (the “AHCA”), which would repeal many provisions of the Affordable Care Act.  On May 24, 2017, the Congressional Budget Office (the “CBO”) estimated that the AHCA would increase the number of uninsured Americans by 14 million in 2018 and by 23 million in 2026.  In addition, the CBO predicted that the AHCA would increase insurance premiums in 2018 and 2019.  It is estimated that insurance premiums would then decline by 2020, but there would be variations in the decline on a state by state basis depending upon how the states choose to implement the law.  The AHCA, or a revised version of it, would need to pass the U.S. Senate before becoming law.

The U.S. Senate considered an alternative version of the AHCA, the Better Care Reconciliation Act, which would repeal and replace the Affordable Care Act. On July 25, 2017, the U.S. Senate voted to begin debate on a bill to repeal major provisions of the Affordable Care Act and then a motion on the Better Care Reconciliation Act amendment failed due to an insufficient number of Senators supporting the amendment. On July 26, 2017, the U.S. Senate rejected a bill that would have repealed much of the Affordable Care Act, with a two-year transition period to give lawmakers time to craft a replacement. On July 28, 2017, the U.S. Senate rejected a “skinny repeal” bill, which would have repealed the Affordable Care Act’s individual mandate and rolled back a tax on medical devices. It is possible that further U.S. Senate votes will occur on repeal-only legislation and/or repeal-and-replace legislation as well as numerous amendments.

It is expected that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act. The passage of the AHCA or similar legislation may adversely impact the insurance coverage and reimbursement for certain of our operators and tenants, which could negatively impact our payment stream, and ultimately our revenue.

We cannot predict the effect of the Executive Order on the Affordable Care Act, or whether Congress’ attempt to repeal or repeal and replace the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended June 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	9,724	(1)	$19.82	N/A	N/A
May 1, 2017 - May 31, 2017	—		—	N/A	N/A
June 1, 2017 - June 30, 2017	1,755	(2)	20.47	N/A	N/A
Total	11,479		$19.92	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Trust.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Trust is authorized to repurchase common shares of the Trust to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.		Description
10.1	(1)	Real Estate Purchase and Sale Agreement, dated June 27, 2017, between BCC Cancer Center Venture, L.P. and DOC-3410 Worth St. MOB, LLC
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
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
* Filed herewith

(1)    Incorporated by reference to Physicians Realty Trust’s and Physician Realty L.P.’s combined Current Report on Form 8-K filed with the SEC on July 7, 2017.

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

PHYSICIANS REALTY TRUST

Date: August 4, 2017	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2017	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: August 4, 2017	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2017	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)