Form 10-Q
period 2017-09-30
Physicians Realty Trust; Physicians Realty L.P.
filed 2017-11-03
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of the Registrant’s common shares outstanding as of October 31, 2017 was 179,218,618.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended  September 30, 2017 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and the “Company,” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership, together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of October 31, 2017, no Series A Preferred Units are outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of September 30, 2017, the Trust held a 97.1% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	the consolidated financial statements in Part I, Item 1 of this report;

•	certain accompanying notes to the consolidated financial statements, including Note 3 (Acquisitions and Dispositions) and Note 14 (Earnings Per Share and Earnings Per Unit);

•	controls and procedures in Part I, Item 4 of this report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this report.

PHYSICIANS REALTY TRUST AND PHYSICIANS REALTY L.P.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2017

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”), and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 (the “First Quarterly Report”), and June 30, 2017 (the “Second Quarterly Report”, and together with the First Quarterly Report, the “2017 Quarterly Reports”).

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$204,305	$189,759
Building and improvements	3,255,900	2,402,643
Tenant improvements	20,786	14,133
Acquired lease intangibles	402,608	301,462
	3,883,599	2,907,997
Accumulated depreciation	(263,497)	(181,785)
Net real estate property	3,620,102	2,726,212
Real estate loans receivable	78,944	39,154
Investment in unconsolidated entities	2,232	2,258
Net real estate investments	3,701,278	2,767,624
Cash and cash equivalents	4,924	15,491
Tenant receivables, net	8,389	9,790
Other assets	123,909	95,187
Total assets	$3,838,500	$2,888,092
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$382,960	$643,742
Notes payable	619,793	224,330
Mortgage debt	169,464	123,083
Accounts payable	6,590	4,423
Dividends and distributions payable	43,452	32,179
Accrued expenses and other liabilities	51,421	42,287
Acquired lease intangibles, net	15,680	9,253
Total liabilities	1,289,360	1,079,297

Redeemable noncontrolling interest - Series A Preferred Units (2016) and partially owned properties	10,919	26,477

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 179,208,786 and 135,966,013 common shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,792	1,360
Additional paid-in capital	2,732,121	1,920,644
Accumulated deficit	(282,019)	(197,261)
Accumulated other comprehensive income	12,012	13,708
Total shareholders’ equity	2,463,906	1,738,451
Noncontrolling interests:
Operating Partnership	73,688	43,142
Partially owned properties	627	725
Total noncontrolling interests	74,315	43,867
Total equity	2,538,221	1,782,318
Total liabilities and equity	$3,838,500	$2,888,092

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$69,408	$53,327	$186,515	$130,378
Expense recoveries	21,102	14,361	53,564	31,816
Interest income on real estate loans and other	2,489	2,322	6,185	5,166
Total revenues	92,999	70,010	246,264	167,360
Expenses:
Interest expense	11,998	7,300	33,285	15,776
General and administrative	5,860	4,917	16,845	13,964
Operating expenses	27,471	19,159	70,079	43,994
Depreciation and amortization	32,975	23,969	89,031	59,778
Acquisition expenses	2,184	4,398	12,831	11,031
Total expenses	80,488	59,743	222,071	144,543
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	12,511	10,267	24,193	22,817
Equity in income of unconsolidated entities	28	27	85	85
Gain on sale of investment properties	—	—	5,308	—
Net income	12,539	10,294	29,586	22,902
Net income attributable to noncontrolling interests:
Operating Partnership	(362)	(255)	(823)	(629)
Partially owned properties (1)	(53)	(176)	(379)	(553)
Net income attributable to controlling interests	12,124	9,863	28,384	21,720
Preferred distributions	(106)	(436)	(505)	(1,421)
Net income attributable to common shareholders:	$12,018	$9,427	$27,879	$20,299
Net income per share:
Basic	$0.07	$0.07	$0.18	$0.17
Diluted	$0.07	$0.07	$0.18	$0.16
Weighted average common shares:
Basic	177,847,424	134,608,396	157,542,167	122,973,862
Diluted	183,298,145	138,880,787	162,480,918	127,395,989

Dividends and distributions declared per common share and OP Unit	$0.230	$0.225	$0.685	$0.675

(1)	Includes amounts attributable to redeemable noncontrolling interests. No such adjustments are required for the three and nine months ended September 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,539	$10,294	$29,586	$22,902
Other comprehensive income:
Change in fair value of interest rate swap agreements	(916)	652	(1,696)	652
Total other comprehensive income	(916)	652	(1,696)	652
Comprehensive income	11,623	10,946	27,890	23,554
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(339)	(272)	(774)	(646)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(53)	(176)	(379)	(553)
Comprehensive income attributable to common shareholders	$11,231	$10,498	$26,737	$22,355

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$1,360	$1,920,644	$(197,261)	$13,708	$1,738,451	$43,142	$725	$43,867	$1,782,318
Net proceeds from sale of common shares	430	804,023	—	—	804,453	—	—	—	804,453
Restricted share award grants, net	2	2,391	(473)	—	1,920	—	—	—	1,920
Purchase of OP Units	—	—	—	—	—	(3,757)	—	(3,757)	(3,757)
Conversion of OP Units	—	783	—	—	783	(783)	—	(783)	—
Dividends/distributions declared	—	—	(112,164)	—	(112,164)	(3,635)	—	(3,635)	(115,799)
Preferred distributions	—	—	(505)	—	(505)	—	—	—	(505)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	44,259	—	44,259	44,259
Contributions	—	—	—	—	—	—	47	47	47
Distributions	—	—	—	—	—	—	(266)	(266)	(266)
Buyout of Noncontrolling Interests - partially owned properties	—	(2,800)	—	—	(2,800)	719	(24)	695	(2,105)
Change in fair value of interest rate cap agreements	—	—	—	(1,696)	(1,696)	—	—	—	(1,696)
Net income	—	—	28,384	—	28,384	823	145	968	29,352
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	7,080	—	—	7,080	(7,080)	—	(7,080)	—
Balance at September 30, 2017	$1,792	$2,732,121	$(282,019)	$12,012	$2,463,906	$73,688	$627	$74,315	$2,538,221

The accompanying notes are an integral part of this consolidated financial statement.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$29,586	$22,902
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	89,031	59,778
Amortization of deferred financing costs	1,731	1,796
Amortization of lease inducements and above/below market lease intangibles	3,780	2,994
Straight-line rental revenue/expense	(11,168)	(12,156)
Amortization of discount on unsecured senior notes	177	—
Amortization of above market assumed debt	(163)	(177)
Gain on sale of investment properties	(5,308)	—
Equity in income of unconsolidated entities	(85)	(85)
Distributions from unconsolidated entities	112	82
Change in fair value of derivative	160	(67)
Provision for bad debts	(297)	152
Non-cash share compensation	4,976	3,497
Net change in fair value of contingent consideration	4	(840)
Change in operating assets and liabilities:
Tenant receivables	(754)	(7,543)
Other assets	(541)	(6,320)
Accounts payable	2,167	1,578
Accrued expenses and other liabilities	14,834	23,832
Net cash provided by operating activities	128,242	89,423
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	18,150	—
Acquisition of investment properties, net	(916,270)	(1,044,601)
Escrowed cash - acquisition / earnest deposits	(25,271)	—
Capital expenditures on existing investment properties	(14,819)	(8,665)
Real estate loans receivable	(38,844)	(8,153)
Repayment of note receivable	16,423	4,118
Repayment of real estate loan receivable	1,507	4,500
Leasing commissions	(1,184)	(707)
Lease inducements	(2,508)	(4,870)
Net cash used in investing activities	(962,816)	(1,058,378)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	804,453	764,292
Proceeds from credit facility borrowings	627,000	921,000
Payment on credit facility borrowings	(889,000)	(860,000)
Proceeds from issuance of mortgage debt	61,000	21,500
Proceeds from issuance of senior unsecured notes	396,108	225,000
Principal payments on mortgage debt	(40,999)	(1,646)
Debt issuance costs	(1,129)	(4,693)
Dividends paid - shareholders	(101,846)	(74,515)
Distributions to noncontrolling interest - Operating Partnership	(3,154)	(2,410)
Preferred distributions paid - OP Unit holder	(519)	(1,115)
Contributions from noncontrolling interest	47	—
Distributions to noncontrolling interest - partially owned properties	(1,653)	(450)
Other financing activities	(2,583)	—
Purchase of Series A Preferred Units	(19,961)	(9,756)
Purchase of OP Units	(3,757)	(2,999)
Net cash provided by financing activities	824,007	974,208
Net (decrease) increase in cash and cash equivalents	(10,567)	5,253
Cash and cash equivalents, beginning of period	15,491	3,143
Cash and cash equivalents, end of period	$4,924	$8,396
Supplemental disclosure of cash flow information - interest paid during the period	$33,307	$6,971
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(1,696)	$652
Supplemental disclosure of noncash activity - assumed debt	$26,379	$—
Supplemental disclosure of noncash activity - issuance of OP Units in connection with acquisitions	$44,978	$6,769
Supplemental disclosure of noncash activity - contingent consideration	$—	$156
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$204,305	$189,759
Building and improvements	3,255,900	2,402,643
Tenant improvements	20,786	14,133
Acquired lease intangibles	402,608	301,462
	3,883,599	2,907,997
Accumulated depreciation	(263,497)	(181,785)
Net real estate property	3,620,102	2,726,212
Real estate loans receivable	78,944	39,154
Investment in unconsolidated entities	2,232	2,258
Net real estate investments	3,701,278	2,767,624
Cash and cash equivalents	4,924	15,491
Tenant receivables, net	8,389	9,790
Other assets	123,909	95,187
Total assets	$3,838,500	$2,888,092
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$382,960	$643,742
Notes payable	619,793	224,330
Mortgage debt	169,464	123,083
Accounts payable	6,590	4,423
Dividends and distributions payable	43,452	32,179
Accrued expenses and other liabilities	51,421	42,287
Acquired lease intangibles, net	15,680	9,253
Total liabilities	1,289,360	1,079,297

Redeemable noncontrolling interest - Series A Preferred Units (2016) and partially owned properties	10,919	26,477

Capital:
Partners’ capital:
General partners’ capital, 179,208,786 and 135,966,013 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,451,894	1,724,743
Limited partners’ capital, 5,379,981 and 3,436,207 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	73,688	43,142
Accumulated other comprehensive income	12,012	13,708
Total partners’ capital	2,537,594	1,781,593
Noncontrolling interest - partially owned properties	627	725
Total capital	2,538,221	1,782,318
Total liabilities and capital	$3,838,500	$2,888,092

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$69,408	$53,327	$186,515	$130,378
Expense recoveries	21,102	14,361	53,564	31,816
Interest income on real estate loans and other	2,489	2,322	6,185	5,166
Total revenues	92,999	70,010	246,264	167,360
Expenses:
Interest expense	11,998	7,300	33,285	15,776
General and administrative	5,860	4,917	16,845	13,964
Operating expenses	27,471	19,159	70,079	43,994
Depreciation and amortization	32,975	23,969	89,031	59,778
Acquisition expenses	2,184	4,398	12,831	11,031
Total expenses	80,488	59,743	222,071	144,543
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	12,511	10,267	24,193	22,817
Equity in income of unconsolidated entities	28	27	85	85
Gain on sale of investment properties	—	—	5,308	—
Net income	12,539	10,294	29,586	22,902
Net income attributable to noncontrolling interests - partially owned properties (1)	(53)	(176)	(379)	(553)
Net income attributable to controlling interests	12,486	10,118	29,207	22,349
Preferred distributions	(106)	(436)	(505)	(1,421)
Net income attributable to common unitholders	$12,380	$9,682	$28,702	$20,928
Net income per common unit:
Basic	$0.07	$0.07	$0.18	$0.17
Diluted	$0.07	$0.07	$0.18	$0.16
Weighted average common units:
Basic	183,227,405	138,227,384	162,205,324	126,751,876
Diluted	183,298,145	138,880,787	162,480,918	127,395,989

Distributions declared per common unit	$0.230	$0.225	$0.685	$0.675

(1)	Includes amounts attributable to redeemable noncontrolling interests. No such adjustments are required for the three and nine months ended September 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,539	$10,294	$29,586	$22,902
Other comprehensive income:
Change in fair value of interest rate swap agreements	(916)	652	(1,696)	652
Total other comprehensive income	(916)	652	(1,696)	652
Comprehensive income	11,623	10,946	27,890	23,554
Comprehensive income attributable to noncontrolling interests - partially owned properties	(53)	(176)	(379)	(553)
Comprehensive income attributable to common unitholders	$11,570	$10,770	$27,511	$23,001

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2017	1,724,743	43,142	13,708	1,781,593	725	1,782,318
Net proceeds from sale of common shares	804,453	—	—	804,453	—	804,453
Restricted share award grants, net	1,920	—	—	1,920	—	1,920
Purchase of OP Units	—	(3,757)	—	(3,757)	—	(3,757)
Conversion of OP Units	783	(783)	—	—	—	—
OP Units - distributions	(112,164)	(3,635)	—	(115,799)	—	(115,799)
Preferred distributions	(505)	—	—	(505)	—	(505)
Issuance of OP Units in connection with acquisitions	—	44,259	—	44,259	—	44,259
Contributions	—	—	—	—	47	47
Distributions	—	—	—	—	(266)	(266)
Buyout of Noncontrolling Interest - partially owned properties	(2,800)	719	—	(2,081)	(24)	(2,105)
Change in fair value of interest rate cap agreements	—	—	(1,696)	(1,696)	—	(1,696)
Net income	28,384	823	—	29,207	145	29,352
Adjustments for Limited Partners ownership in Operating Partnership	7,080	(7,080)	—	—	—	—
Balance at September 30, 2017	$2,451,894	$73,688	$12,012	$2,537,594	$627	$2,538,221

The accompanying notes are an integral part of this consolidated financial statement.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$29,586	$22,902
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	89,031	59,778
Amortization of deferred financing costs	1,731	1,796
Amortization of lease inducements and above/below market lease intangibles	3,780	2,994
Straight-line rental revenue/expense	(11,168)	(12,156)
Amortization of discount on unsecured senior notes	177	—
Amortization of above market assumed debt	(163)	(177)
Gain on sale of investment properties	(5,308)	—
Equity in income of unconsolidated entities	(85)	(85)
Distributions from unconsolidated entities	112	82
Change in fair value of derivative	160	(67)
Provision for bad debts	(297)	152
Non-cash share compensation	4,976	3,497
Net change in fair value of contingent consideration	4	(840)
Change in operating assets and liabilities:
Tenant receivables	(754)	(7,543)
Other assets	(541)	(6,320)
Accounts payable	2,167	1,578
Accrued expenses and other liabilities	14,834	23,832
Net cash provided by operating activities	128,242	89,423
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	18,150	—
Acquisition of investment properties, net	(916,270)	(1,044,601)
Escrowed cash - acquisition / earnest deposits	(25,271)	—
Capital expenditures on existing investment properties	(14,819)	(8,665)
Real estate loans receivable	(38,844)	(8,153)
Repayment of note receivable	16,423	4,118
Repayment of real estate loan receivable	1,507	4,500
Leasing commissions	(1,184)	(707)
Lease inducements	(2,508)	(4,870)
Net cash used in investing activities	(962,816)	(1,058,378)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	804,453	764,292
Proceeds from credit facility borrowings	627,000	921,000
Payment on credit facility borrowings	(889,000)	(860,000)
Proceeds from issuance of mortgage debt	61,000	21,500
Proceeds from issuance of senior unsecured notes	396,108	225,000
Principal payments on mortgage debt	(40,999)	(1,646)
Debt issuance costs	(1,129)	(4,693)
OP Unit distributions - General Partner	(101,846)	(74,515)
OP Unit distributions - Limited Partner	(3,154)	(2,410)
Preferred OP Units distributions - Limited Partner	(519)	(1,115)
Contributions from noncontrolling interest	47	—
Distributions to noncontrolling interest - partially owned properties	(1,653)	(450)
Other financing activities	(2,583)	—
Purchase of Series A Preferred Units	(19,961)	(9,756)
Purchase of Limited Partner Units	(3,757)	(2,999)
Net cash provided by financing activities	824,007	974,208
Net (decrease) increase in cash and cash equivalents	(10,567)	5,253
Cash and cash equivalents, beginning of period	15,491	3,143
Cash and cash equivalents, end of period	$4,924	$8,396
Supplemental disclosure of cash flow information - interest paid during the period	$33,307	$6,971
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(1,696)	$652
Supplemental disclosure of noncash activity - assumed debt	$26,379	$—
Supplemental disclosure of noncash activity - issuance of OP Units in connection with acquisitions	$44,978	$6,769
Supplemental disclosure of noncash activity - contingent consideration	$—	$156

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust and Physicians Realty L.P.
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2017, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from the IPO to Physicians Realty L.P. ( the “Operating Partnership”), and is the sole general partner of the Operating Partnership. The Trust and the Operating Partnership are managed and operated as one entity. The Trust has no significant assets other than its investment in the Operating Partnership. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same.

The Trust is a self-managed real estate investment trust (“REIT”) formed primarily to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems.

Equity Offerings

In March 2017, the Trust completed a follow-on public offering of 17,250,000 common shares of beneficial interest, including 2,250,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $300.8 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 17,250,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

In July 2017, the Trust completed a follow-on public offering of 21,500,000 common shares of beneficial interest, including 1,500,000 common shares issued upon partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to it of approximately $420.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300 million, through the Agents (the “ATM Program”). In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

During the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2017	—	$—	$—
Quarterly period ended June 30, 2017	4,150,000	20.07	82,440
Quarterly period ended September 30, 2017	—	—	—
Year to date	4,150,000	$20.07	$82,440

As of October 31, 2017, the Trust has $216.7 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2017 and 2016 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on February 24, 2017.

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

No acquisitions were funded through the issuance of OP units during the three months ended June 30, 2017 or September 30, 2017.

Noncontrolling interests in the Company include OP Units held by other investors. As of September 30, 2017, the Trust held a 97.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

The Series A Preferred Units were evaluated for embedded features that should be bifurcated and separately accounted for as a freestanding derivative. The Company determined that the Series A Preferred Units contained features that require bifurcation. The Company records the carrying amount of the redeemable noncontrolling interests, less the value of the embedded derivative, at the greater of the carrying value or redemption value in the consolidated balance sheets.

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

As of September 30, 2017, no Series A Preferred Units are outstanding.

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

In connection with the acquisition on December 29, 2015 of a medical office building located on the campus of the Great Falls Clinic and Hospital in Great Falls, Montana (the “Great Falls Clinic”), physicians affiliated with the seller retained a non-controlling interest which may, at the holders’ option, be redeemed at any time. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. In the three months ended September 30, 2017, Great Falls Clinic redeemed for cash $1.1 million of its non-controlling interest.

Dividends and Distributions

On September 21, 2017, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended September 30, 2017. The distribution was paid on October 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on October 3, 2017.

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

Our shareholders are entitled to reinvest all or a portion of any cash distribution on their common shares by participating in our Dividend Reinvestment and Share Purchase Plan (“DRIP”), subject to the terms of the plan.

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

The Company did not record impairment charges in the three and nine month periods ended September 30, 2017 and 2016.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, and are no longer depreciated. No properties were classified as held for sale as of September 30, 2017.

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

Real Estate Loans Receivable

Real estate loans receivable consists of eleven mezzanine loans and two term loans as of September 30, 2017. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the two term loans are secured by equity interests in two medical office building developments, respectively. Interest income on the loans is recognized as earned based on the terms of the loans, subject to evaluation of collectability risks, and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized to date.

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

Escrow Reserves

The Company is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement. The total reserves as of September 30, 2017 and December 31, 2016 are $1.7 million and $4.3 million, respectively, which are included in other assets in the consolidated balance sheets.

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

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, net of related allowances, are included in other assets and were approximately $42.5 million and $32.0 million as of September 30, 2017 and December 31, 2016, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Allowances recognized against straight line rent were approximately $4.7 million and $0.6 million as of September 30, 2017 and December 31, 2016, respectively. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2017, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the nine months ended September 30, 2017, the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. Hedge ineffectiveness was insignificant for the three months ended September 30, 2017 and for the three and nine months ended September 30, 2016. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

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

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $1.2 million and $2.4 million, respectively.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is permitted for reporting periods beginning after December 15, 2016. The Company anticipates that adoption of ASU 2014-09 will take place on January 1, 2018 via the modified retrospective approach. Under the full retrospective method, the standard would be applied retrospectively to all reporting periods represented on the financial statements. The modified retrospective approach applies the standard in the year of initial application and presents the cumulative effect of prior periods with an adjustment to beginning retained earnings, with no restatement of comparative periods. As leasing arrangements (which are excluded from ASU 2014-09) represent the primary source of revenue for the Company, the impact of adoption will be limited to the Company’s recognition and presentation of non-lease revenues, which are currently reflected as a component of other income. The Company continues to evaluate the impact of ASU 2014-09 to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. As a result of adopting ASU 2016-02, the

Company will recognize all of its operating leases for which it is the lessee, including ground leases, on its consolidated balance sheets. The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements. We expect that certain executory and non-lease components, such as common area maintenance, will need to be accounted for separately from the lease component of the lease, with the lease component continuing to be recognized on a straight-line basis over the lease term. Based on current guidance within the ASU, we intend to account for the executory and non-lease components under the new revenue recognition guidance in ASU 2014-09, upon our adoption of ASU 2016-02. When the revenue for such items is not separately stipulated in the lease, we will separate the lease components of revenue due under leases from the non-lease components.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption of ASU 2017-01, the Company anticipates it will classify most prospective real estate acquisitions as asset acquisitions, rather than business combinations, and direct acquisition costs associated with these acquisitions will be capitalized. This is due to the fact that substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets.

Note 3. Acquisitions and Dispositions

During the nine months ended September 30, 2017, the Company completed acquisitions of 29 operating healthcare properties, 2 condominium units, and 1 parking deck located in 15 states for an aggregate purchase price of approximately $984.0 million. In addition, the Company completed $38.8 million of loan transactions and $3.9 million of noncontrolling interest buyouts, resulting in total investment activity of approximately $1.0 billion.

Investment activity for the three months ended September 30, 2017 is summarized below:

Property (1)		Location	Acquisition Date	Purchase Price (in thousands)
Clearview Cancer Institute	(2)	Huntsville, AL	August 4, 2017	$53,250
Northside Cherokee/Towne Lake MOB	(2)	Atlanta, GA	August 15, 2017	37,127
HonorHealth Mesa MOB	(2)	Mesa, AZ	August 15, 2017	4,800
2017 CHI Portfolio - Tranche 2 (5 MOBs)	(2)	AR, MN, NE, TX	August 24, 2017 & August 31, 2017	33,694
NCI Buyout - Great Falls Clinic	(4)	Great Falls, MT	September 21, 2017	1,061
Legends Park MOB & ASC	(2)	Midland, TX	September 27, 2017	30,000
Loan Investments	(3)	Various	Various	30,251
				$190,183

(1)	“MOB” means medical office building and “ASC” means ambulatory surgery center.

(2)
The Company accounted for three of these facilities as asset acquisitions and capitalized total acquisition costs of $0.1 million. The remaining six facilities were accounted for as business combinations pursuant to the acquisition method, with acquisition expense totaling $2.2 million, which includes costs related to properties pursued but not acquired.

(3)	Loan investments listed here include two separate transactions at a weighted average interest rate of 8.0%.

(4)	The Company acquired an additional 3.2% interest in the Great Falls Clinic joint venture from the predecessor owner, increasing the Company’s total interest to 85.0%.

For the three months ended September 30, 2017, the Company recorded revenues and net income from its 2017 acquisitions of $18.5 million and $5.2 million, respectively. For the nine months ended September 30, 2017, the Company recorded revenues and net income from its 2017 acquisitions of $25.8 million and $3.0 million, respectively.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$14,190	$5,662	$5,004	$24,856
Building and improvements	187,239	537,952	134,305	859,496
In-place lease intangible	27,670	38,766	19,233	85,669
Above market in-place lease intangible	13,406	2,815	550	16,771
Below market in-place lease intangible	(757)	(2,097)	(705)	(3,559)
Above market in-place ground lease	—	(4,172)	(448)	(4,620)
Below market in-place ground lease	1,042	3,245	1,471	5,758
Receivables	480	(46)	—	434
Debt assumed	(26,379)	—	—	(26,379)
Issuance of OP Units	(44,978)	—	—	(44,978)
Net assets acquired	$171,913	$582,125	$159,410	$913,448

For acquisitions classified as a business combination, preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Dispositions

On February 23, 2017, the Company executed an agreement to sell a portfolio of four medical office buildings located in Georgia (the “Georgia Portfolio”), representing an aggregate 80,292 square feet, for approximately $18.2 million. On April 7, 2017, the Company closed on the sale of the Georgia Portfolio for a gain of $5.3 million.

The following table summarizes revenues and net income related to the Georgia Portfolio for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	—	425	438	1,259

Income before gain on sale of investment properties:	—	112	87	308
Gain on sale of investment properties	—	—	5,303	—
Net income	—	112	5,390	308

On August 15, 2017, the Company completed the disposition of land with a carrying value of $7.7 million in a sale-leaseback at the Peachtree Dunwoody Medical Center. The Company entered into a 90 year term ground lease at closing with all rent prepaid in consideration of the full present value of rent owed. There was no gain or loss recognized as a result of this transaction.

Unaudited Pro Forma Financial Information

Physicians Realty Trust

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2017 acquisitions as of January 1, 2016 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$95,623	$89,349	$283,152	$230,026
Net income	13,174	15,799	37,179	28,509
Net income available to common shareholders	12,635	14,772	35,251	25,743
Earnings per share - basic	$0.07	$0.08	$0.22	$0.16
Earnings per share - diluted	$0.07	$0.08	$0.22	$0.16
Weighted average number of shares outstanding - basic	177,847,424	177,847,424	157,542,167	157,542,167
Weighted average number of shares outstanding - diluted	183,298,145	183,298,145	162,480,918	162,480,918

Physicians Realty L.P.

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2017 acquisitions as of January 1, 2016 (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$95,623	$89,349	$283,152	$230,026
Net income	13,174	15,799	37,179	28,509
Net income available to common unitholders	13,015	15,187	36,295	26,535
Earnings per unit - basic	$0.07	$0.08	$0.22	$0.16
Earnings per unit - diluted	$0.07	$0.08	$0.22	$0.16
Weighted average number of units outstanding - basic	183,227,405	183,227,405	162,205,324	162,205,324
Weighted average number of units outstanding - diluted	183,298,145	183,298,145	162,480,918	162,480,918

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$301,293	$(75,354)	$225,939	$222,394	$(55,605)	$166,789
Above market leases	51,967	(10,613)	41,354	35,478	(6,909)	28,569
Leasehold interest	712	(168)	544	712	(124)	588
Below market ground leases	48,636	(1,120)	47,516	42,878	(539)	42,339
Total	$402,608	$(87,255)	$315,353	$301,462	$(63,177)	$238,285
Liabilities
Below market leases	$13,741	$(3,933)	$9,808	$10,297	$(2,345)	$7,952
Above market ground leases	5,965	(93)	5,872	1,345	(44)	1,301
Total	$19,706	$(4,026)	$15,680	$11,642	$(2,389)	$9,253

The following is a summary of the acquired lease intangible amortization for the three and nine month periods ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense related to in-place leases	$9,453	$7,420	$26,520	$19,855
Decrease of rental income related to above-market leases	1,335	1,276	3,987	3,322
Decrease of rental income related to leasehold interest	15	15	44	45
Increase of rental income related to below-market leases	623	670	1,704	1,218
Decrease of operating expense related to above market ground leases	34	8	49	17
Increase in operating expense related to below market ground leases	208	158	581	299

For the three months ended September 30, 2017, the Company wrote-off in-place lease intangible assets of approximately $0.4 million with accumulated amortization of $0.1 million, for a net loss of approximately $0.3 million to rental income from intangible amortization.

For the nine months ended September 30, 2017, the Company wrote-off in-place lease intangible assets of approximately $3.1 million with accumulated amortization of $1.9 million as well as certain above market lease intangible assets and below market lease intangible liabilities. Intangible write-offs for the nine months ended September 30, 2017 resulted in an aggregate net loss of approximately $1.3 million to rental income from intangible amortization.

Future aggregate net amortization of the acquired lease intangibles as of September 30, 2017, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2017	$(762)	$9,336
2018	(2,849)	34,468
2019	(2,960)	30,335
2020	(3,087)	27,858
2021	(3,206)	26,380
Thereafter	(19,226)	139,206
Total	$(32,090)	$267,583

As of September 30, 2017, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 17 and 20 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Straight line rent receivable, net	$42,510	$32,018
Note receivable	—	16,618
Interest rate swap	12,760	13,881
Lease inducements, net	14,962	13,255
Prepaid expenses	19,858	8,928
Escrows	1,666	4,334
Leasing commissions, net	2,857	1,858
Earnest deposits	26,770	1,500
Other	2,526	2,795
Total	$123,909	$95,187

Note 6. Debt

The following is a summary of debt as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
Fixed interest mortgage notes	$140,971	(1)	$90,185	(2)
Variable interest mortgage notes	28,603	(3)	33,009	(4)
Total mortgage debt	169,574		123,194
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	139,000		401,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000		—
$250 million unsecured term borrowing bearing fixed interest of 2.87%, due June 2023 (5)	250,000		250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		75,000
Total principal	1,183,574		999,194
Unamortized deferred financing costs	(7,917)		(8,477)
Unamortized discount	(3,715)		—
Unamortized fair value adjustment	275		438
Total debt	$1,172,217		$991,155

(1)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.41%, and due in 2018, 2019, 2020, 2021, 2022, and 2024 collateralized by 8 properties with a net book value of $216.9 million.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.44%, and due in 2017, 2018, 2019, 2020, 2021, 2022, and 2032 collateralized by 11 properties with a net book value of $156.7 million.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 4.24% and due in 2018, collateralized by 3 properties with a net book value of $39.7 million.

(4)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 3.68% and due in 2017 and 2018, collateralized by 4 properties with a net book value of $45.6 million.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2017, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Company may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on the date of such prepayment. As of September 30, 2017, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of September 30, 2017, the company had $139.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also issued a letter of credit for $17.0 million as of September 30, 2017 with no outstanding balance as of September 30, 2017. As defined by the Credit Agreement, $694.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

On March 7, 2017, the Operating Partnership issued and sold $400.0 million aggregate principal amount of 4.30% Senior Notes which will mature on March 15, 2027. The Senior Notes began accruing interest on March 7, 2017 and began paying interest semi-annually beginning September 15, 2017. The Senior Notes were sold at an issue price of 99.68% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $396.1 million.

Certain properties have mortgage debt that contains financial covenants. As of September 30, 2017, the Trust is in compliance with all mortgage debt financial covenants, except with respect to a certain $7.8 million mortgage loan from Bank SNB National Association for the Oklahoma City, Oklahoma medical office building formerly leased by a wholly-owned subsidiary of Foundation Healthcare, Inc. (OTC: FDNH). The Trust and the bank have reached a tentative resolution which is pending the bank’s loan committee approval.

Scheduled principal payments due on debt as of September 30, 2017, are as follows (in thousands):

2017	$504
2018	54,195
2019	44,022
2020	168,483
2021	8,048
Thereafter	908,322
Total Payments	$1,183,574

As of September 30, 2017, the Company had total consolidated indebtedness of approximately $1.2 billion. The weighted average interest rate on consolidated indebtedness was 3.81% (based on the 30-day LIBOR rate as of September 30, 2017, of 1.24%).

For the three month periods ended September 30, 2017 and 2016, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $11.4 million and $6.5 million, respectively. For the nine month periods ended September 30, 2017 and 2016, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $31.6 million and $14.0 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2017, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the nine months ended September 30, 2017, the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. Hedge ineffectiveness was insignificant for the three months ended September 30, 2017 and for the three and nine months ended September 30, 2016. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.87%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at September 30, 2017 (included in Other assets)		$12,760
Asset balance at December 31, 2016 (included in Other assets)		$13,881

(1)	1.07% effective swap rate plus 1.80% spread per Credit Agreement.

On January 26, 2017, the Company entered into a $300.0 million notional amount forward starting swap to reduce the exposure to fluctuations in interest rates related to the forecasted issuance of the 4.30% senior notes due in 2027. Upon the issuance of the senior notes on March 7, 2017, the forward starting swap was terminated and the Company realized a $0.8 million loss which will be recognized over the life of the notes utilizing the effective interest method.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Real estate taxes payable	$20,102	$9,300
Prepaid rent	11,920	5,834
Embedded derivative	—	5,571
Tenant improvement allowance	3,727	5,315
Accrued interest	3,138	4,905
Security deposits	2,600	4,506
Accrued incentive compensation	3,211	1,405
Contingent consideration	1,166	1,392
Accrued expenses and other	5,557	4,059
Total	$51,421	$42,287

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the nine month period ended September 30, 2017, the Trust granted a total of 143,593 restricted common shares with a total value of $2.8 million to its officers and certain of its employees, which have vesting periods ranging from one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2017 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	296,785	$16.16
Granted	143,593	19.74
Vested	(254,395)	16.04
Forfeited	(550)	18.78
Non-vested at September 30, 2017	185,433	$19.08

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ended September 30, 2017 and 2016, the Company recognized non-cash share compensation of $0.8 million and $0.9 million, respectively. For the nine month periods ended September 30, 2017 and 2016, the Company recognized non-cash share compensation of $2.3 million and $2.8 million, respectively. Unrecognized compensation expense at September 30, 2017 was $1.8 million.

Restricted Share Units

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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2017:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	235,483		$21.84	57,260	$17.03
Granted	174,320		29.34	32,831	19.80
Vested	(55,680)	(1)	16.94	(38,871)	16.72
Non-vested at September 30, 2017	354,123		$26.30	51,220	$19.04

(1)
Restricted units vested by Company executives in 2017 resulted in the issuance of 105,792 common shares, less 50,112 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending September 30, 2017 and 2016, the Trust recognized non-cash share restricted unit compensation expense of $1.0 million and $0.6 million, respectively. For the nine month periods ended September 30, 2017 and 2016, the Trust recognized non-cash share unit compensation expense of $2.7 million and $1.5 million, respectively. Unrecognized compensation expense at September 30, 2017 was $6.0 million.

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

The Company’s derivative instruments as of September 30, 2017 consist of five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of September 30, 2017.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$78,944	$78,349	$39,154	$39,154
Notes receivable	$—	$—	$16,618	$16,618
Derivative assets	$12,760	$12,760	$13,881	$13,881
Liabilities:
Credit facility	$(389,000)	$(389,000)	$(651,000)	$(651,000)
Notes payable	$(625,000)	$(624,741)	$(225,000)	$(214,584)
Mortgage debt	$(169,850)	$(172,276)	$(123,632)	$(125,420)
Derivative liabilities	$—	$—	$(5,571)	$(5,571)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2017 through 2045. As of September 30, 2017, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2017	$67,739
2018	269,984
2019	266,191
2020	261,454
2021	256,090
Thereafter	1,565,112
Total	$2,686,570

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air space above one property, and the land upon which 75 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company leases four individual office spaces.

The Company’s leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 98 years remaining, excluding extension options.

As of September 30, 2017, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases were as follows (in thousands):

2017	$580
2018	2,401
2019	2,328
2020	2,270
2021	2,283
Thereafter	106,531
Total	$116,393

Rent expense for the parking, air, and ground leases of $0.6 million and $0.5 million for the three month periods ended September 30, 2017 and 2016, respectively, and $1.8 million and $1.3 million for the nine month periods ended September 30, 2017 and 2016, respectively, are reported in operating expenses in the consolidated statements of income. Rent expense for office leases was insignificant for the three and nine month periods ended September 30, 2017 and 2016, and is reported within general and administrative expenses in the consolidated statements of operations.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended September 30, 2017 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of September 30, 2017 (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - Nebraska	$16,018	5.9%
CHI - KentuckyOne Health	13,120	4.8%
Baylor Scott and White Health	7,402	2.7%
US Oncology	6,689	2.5%
CHI - St. Alexius (North Dakota)	6,235	2.3%
Remaining portfolio	221,917	81.8%
Total	$271,381	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 18.2% of its total annualized base rent for the period ending September 30, 2017. Total annualized base rent from CHI affiliated tenants totals 19.5%, including the affiliates disclosed above. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website (www.catholichealthinitiatvies.org/). Information included on the CHI website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of September 30, 2017 (in thousands):

State	Total ABR	Percent of ABR
Texas	$46,900	17.3%
Nebraska	17,607	6.5%
Indiana	17,141	6.3%
Kentucky	16,013	5.9%
Arizona	14,629	5.4%
Other	159,091	58.6%
Total	$271,381	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

For the three months ended September 30, 2017, approximately 405,343 restricted share units were excluded from the computation of diluted earnings per share and diluted earnings per unit as their impact would have been anti-dilutive.

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for earnings per share - basic:
Net income	$12,539	$10,294	$29,586	$22,902
Net income attributable to noncontrolling interests:
Operating Partnership	(362)	(255)	(823)	(629)
Partially owned properties	(53)	(176)	(379)	(553)
Preferred distributions	(106)	(436)	(505)	(1,421)
Numerator for earnings per share - basic	$12,018	$9,427	$27,879	$20,299
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$12,018	$9,427	$27,879	$20,299
Operating Partnership net income	362	255	823	629
Numerator for earnings per share - diluted	$12,380	$9,682	$28,702	$20,928
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	177,847,424	134,608,396	157,542,167	122,973,862
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,379,981	3,618,988	4,663,157	3,778,014
Restricted common shares	70,740	208,892	85,689	203,020
Restricted share units	—	444,511	189,905	441,093
Denominator for earnings per share - diluted:	183,298,145	138,880,787	162,480,918	127,395,989
Earnings per share - basic	$0.07	$0.07	$0.18	$0.17
Earnings per share - diluted	$0.07	$0.07	$0.18	$0.16

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for earnings per unit - basic and diluted:
Net income	$12,539	$10,294	$29,586	$22,902
Net income attributable to noncontrolling interests - partially owned properties	(53)	(176)	(379)	(553)
Preferred distributions	(106)	(436)	(505)	(1,421)
Numerator for earnings per unit - basic and diluted	$12,380	$9,682	$28,702	$20,928
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	183,227,405	138,227,384	162,205,324	126,751,876
Effect of dilutive securities:
Restricted common shares	70,740	208,892	85,689	203,020
Restricted share units	—	444,511	189,905	441,093
Denominator for earnings per unit - diluted	183,298,145	138,880,787	162,480,918	127,395,989
Earnings per unit - basic	$0.07	$0.07	$0.18	$0.17
Earnings per unit - diluted	$0.07	$0.07	$0.18	$0.16

Note 15. Subsequent Events

Since September 30, 2017, the Trust, through subsidiaries of its Operating Partnership, closed on the below acquisitions:

Property (1)	Location	Acquisition Date	Purchase Price (in thousands)
Franklin MOB & ASC	Franklin, TN	October 10, 2017	$9,950
Davis Portfolio 2.0 (2 MOBs)	Minneapolis, MN	October 31, 2017	18,749
			$28,699

(1)	“MOB” means medical office building and “ASC” means ambulatory surgery center.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item 1A (Risk Factors) of this report, and Part I, Item 1A (Risk Factors) of our 2016 Annual Report, and Part II, Item 1A (Risk Factors) of our 2017 Quarterly Reports.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. In particular, we believe the demand for healthcare will continue to increase as a result of the aging population as older persons generally utilize healthcare services at a rate well in excess of younger people. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals, and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to health care providers. We seek to invest in stabilized medical facility assets with initial cash yields of 5.0% to 9.0%, although we invested in certain medical facility assets in 2017 with anticipated initial cash yields below 5.0% and we may invest in other medical facility assets with initial cash yields outside of this range. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $3.9 billion as of September 30, 2017. Since the date of our IPO through to September 30, 2017, our compounded annual growth rate was 130%. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, we expect our annual growth rate to decelerate in the future.

As of September 30, 2017, our portfolio consisted of 270 healthcare properties located in 30 states with approximately 12,969,653 net leasable square feet, which were approximately 96.6% leased with a weighted average remaining lease term of approximately 8.4 years. As of September 30, 2017, approximately 80% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically located and affiliated with a hospital or other healthcare facility. We expect to acquire between $1.2 billion and $1.4 billion of real estate during 2017, including the 2017 acquisitions described in this report, subject to favorable capital market conditions.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 91.3% of the annualized base rent payments from our properties as of September 30, 2017 are from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 6.4% of the annualized base rent payments from our properties as of September 30, 2017 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2017, leases representing 0.5%, 3.5%, and 4.0% of leasable square feet in our portfolio will expire in 2017, 2018, and 2019, respectively.

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

In each of December 2015, December 2016, March 2017 and June 2017, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and we expect interest rates to continue to rise at a measured pace. In addition, in the latter part of 2016, U.S. government bond prices fell significantly, which is generally inversely correlated with rising interest rates. In September 2017, the U.S. Federal Reserve announced that in October 2017, it will initiate a plan to reduce its approximately $4.5 trillion portfolio of bonds acquired after the 2008 fiscal crisis in a program commonly known as quantitative easing, which could cause interest rates to rise. An increase in interest rates will affect our cost of borrowing (including with respect to our currently outstanding debt not subject to a fixed interest rate) and could adversely affect our business, our financial results and our ability to complete property acquisitions.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of September 30, 2017, owned approximately 97.1% of the OP Units. As of October 31, 2017, there were 179,218,618 common shares outstanding.

Key Transactions in Third Quarter 2017

Investment Activity

During the three months ended September 30, 2017, we completed acquisitions of 9 operating healthcare properties located in 7 states with approximately 481,773 net leasable square feet for an aggregate purchase price of approximately $158.9 million. In addition, we completed $30.3 million of loan transactions, and $1.1 million of noncontrolling interest buyouts, resulting in total investment activity of approximately $190.2 million. Acquisitions are detailed in Note 3 (Acquisitions and Dispositions) to our consolidated financial statements included in Part I, Item 1 of this report.

Follow-on Public Offering

In July 2017, the Trust completed a follow-on public offering of 21,500,000 common shares of beneficial interest, including 1,500,000 common shares issued upon partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to it of approximately $420.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

Assets Slated for Disposition

We consider 11 properties in five states, representing an aggregate of approximately 411,953 square feet of gross leasable area, to be slated for disposition as of September 30, 2017. These assets consist of five assets affiliated with Foundation Healthcare, Inc. (OTC: FDNH) (“Foundation Healthcare”) and six additional properties which we believe no longer meet our core business strategy from a size, age, geography or line of business perspective.

Recent Developments

Quarterly Distribution

On September 21, 2017, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended September 30, 2017. The distribution was paid on October 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on October 3, 2017.

Investment Activity

Since September 30, 2017, the Trust, through subsidiaries of its Operating Partnership, completed the acquisition of three healthcare properties with approximately 82,652 net leasable square feet for an aggregate purchase price of approximately $28.7 million. Investment activity since September 30, 2017 is summarized below.

Property (1)	Location	Acquisition Date	Purchase Price (in thousands)
Franklin MOB & ASC	Franklin, TN	October 10, 2017	$9,950
Davis Portfolio 2.0 (2 MOBs)	Minneapolis, MN	October 31, 2017	18,749
			$28,699

(1)	“MOB” means medical office building and “ASC” means ambulatory surgery center.

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

Cash Flow

Cash flows from operating activities. Cash flows from operating activities are derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that are not paid for in cash during the same period. We expect to make our distributions based largely from cash provided by operations.

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

Results of Operations

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	2017	2016	Change	%
Revenues:
Rental revenues	$69,408	$53,327	$16,081	30.2%
Expense recoveries	21,102	14,361	6,741	46.9%
Interest income on real estate loans and other	2,489	2,322	167	7.2%
Total revenues	92,999	70,010	22,989	32.8%
Expenses:
Interest expense	11,998	7,300	4,698	64.4%
General and administrative	5,860	4,917	943	19.2%
Operating expenses	27,471	19,159	8,312	43.4%
Depreciation and amortization	32,975	23,969	9,006	37.6%
Acquisition expenses	2,184	4,398	(2,214)	(50.3)%
Total expenses	80,488	59,743	20,745	34.7%
Income before equity in income of unconsolidated entities:	12,511	10,267	2,244	21.9%
Equity in income of unconsolidated entities	28	27	1	3.7%
Net income	$12,539	$10,294	$2,245	21.8%
NM = Not Meaningful

Revenues

Total revenues increased $23.0 million, or 32.8%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $16.1 million, or 30.2%, from $53.3 million for the three months ended September 30, 2016 to $69.4 million for the three months ended September 30, 2017. The increase in rental revenues primarily resulted from our 2017 and 2016 acquisitions in the last twelve months which resulted in additional rental revenue of $13.0 million and $6.2 million, respectively. Revenues during the three months ended September 30, 2017 were partially offset by declines in rental income recognized at the Kennewick medical office building located in Kennewick, Washington (the “Kennewick MOB”) of $1.7 million and at certain of our Foundation Healthcare buildings of $0.9 million.

Expense recoveries. Expense recoveries increased $6.7 million, or 46.9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in expense recoveries primarily resulted from our 2017 and 2016 acquisitions which resulted in additional expense recoveries of $4.9 million and $2.0 million, respectively, partially offset by reduced expense recoveries on prior period acquisitions.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.2 million, or 7.2%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase is attributable to $0.8 million of interest earned on the Company’s outstanding real estate loans receivable and deposit accounts and $0.5 million of income from tenant improvements build outs in excess of allowance given. Additionally, we recognized a decrease of $0.9 million of other income related to an expired contingent liability.

Expenses

Total expenses increased by $20.7 million, or 34.7%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended September 30, 2017 was $12.0 million compared to $7.3 million for the three months ended September 30, 2016, representing a increase of $4.7 million, or 64.4%. An increase of $4.4 million resulted from the issuance of our senior unsecured notes in March 2017.

 General and administrative. General and administrative expenses increased $0.9 million or 19.2%, from $4.9 million during the three months ended September 30, 2016 to $5.9 million during the three months ended September 30, 2017. Increased costs were largely attributable to professional service fees and employee salaries and benefits.

Operating expenses. Operating expenses increased $8.3 million or 43.4%, from $19.2 million during the three months ended September 30, 2016 to $27.5 million during the three months ended September 30, 2017. The increase is primarily due to our 2017 and 2016 property acquisitions which resulted in additional operating expenses of $5.3 million and $3.3 million, respectively, partially offset by a reduction in operating expenses associated with prior period acquisitions.

Depreciation and amortization. Depreciation and amortization increased $9.0 million, or 37.6%, from $24.0 million during the three months ended September 30, 2016 to $33.0 million during the three months ended September 30, 2017. The increase is primarily due to our 2017 and 2016 property acquisitions which resulted in additional depreciation and amortization of $6.5 million and $2.7 million, respectively, partially offset by a reduction in depreciation and amortization associated with prior period acquisitions.

Acquisition expenses. Acquisition expenses decreased $2.2 million, or 50.3%, from $4.4 million during the three months ended September 30, 2016 to $2.2 million during the three months ended September 30, 2017. During the three months ended September 30, 2017 and 2016, we acquired $145.4 million and $166.6 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed, including costs related to properties pursued but not acquired.

Equity in income of unconsolidated entities. The change in equity income from unconsolidated entity for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is not significant.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016	Change	%
Revenues:
Rental revenues	$186,515	$130,378	$56,137	43.1%
Expense recoveries	53,564	31,816	21,748	68.4%
Interest income on real estate loans and other	6,185	5,166	1,019	19.7%
Total revenues	246,264	167,360	78,904	47.1%
Expenses:
Interest expense	33,285	15,776	17,509	111.0%
General and administrative	16,845	13,964	2,881	20.6%
Operating expenses	70,079	43,994	26,085	59.3%
Depreciation and amortization	89,031	59,778	29,253	48.9%
Acquisition expenses	12,831	11,031	1,800	16.3%
Total expenses	222,071	144,543	77,528	53.6%
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	24,193	22,817	1,376	6.0%
Equity in income of unconsolidated entities	85	85	—	—%
Gain on sale of investment properties	5,308	—	5,308	NM
Net income	$29,586	$22,902	$6,684	29.2%
NM = Not Meaningful

Revenues

Total revenues increased $78.9 million, or 47.1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $56.1 million, or 43.1%, from $130.4 million for the nine months ended September 30, 2016 to $186.5 million for the nine months ended September 30, 2017. The increase in rental revenues primarily resulted from our 2017 and 2016 acquisitions which resulted in additional revenue of $18.3 million and $47.2 million, respectively. Revenues during the nine months ended September 30, 2017 were partially offset by declines in rental income recognized at the Kennewick MOB of $5.9 million and at certain of our Foundation Healthcare buildings of $3.4 million.

Expense recoveries. Expense recoveries increased $21.7 million, or 68.4%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in expense recoveries primarily resulted from our 2017 and 2016 acquisitions which resulted in additional expense recoveries of $6.5 million and $14.4 million, respectively, partially offset by reduced expense recoveries on prior period acquisitions.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.0 million, or 19.7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase is attributable to $1.9 million of interest earned on the Company’s outstanding real estate loans receivable and deposits accounts. Additionally, we recognized a decrease of $0.8 million relative to the prior year, which consisted of income related to the write-off of an expired contingent liability.

Expenses

Total expenses increased by $77.5 million, or 53.6%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. An analysis of selected expenses follows.

Interest expense. Interest expense for the nine months ended September 30, 2017 was $33.3 million compared to $15.8 million for the nine months ended September 30, 2016, representing a increase of $17.5 million, or 111.0%. An increase of $9.9 million resulted from the issuance of our public senior notes in March 2017, $3.7 million resulted from borrowings under the term loan provision of our unsecured credit facility, an increase of $2.0 million resulted from the public senior notes issued in 2016, and an increase of $1.7 million resulted from interest on new mortgage debt.

General and administrative. General and administrative expenses increased $2.9 million or 20.6%, from $14.0 million during the nine months ended September 30, 2016 to $16.8 million during the nine months ended September 30, 2017. An increase of $0.8 million was from additional professional fees, while an additional increase of $0.7 million was from office expenses. The increase was also associated to increases in salaries and benefits of $0.4 million, travel expenses of $0.4 million, and tenant relations of $0.3 million.

Operating expenses. Operating expenses increased $26.1 million or 59.3%, from $44.0 million during the nine months ended September 30, 2016 to $70.1 million during the nine months ended September 30, 2017. The increase is primarily due to our 2017 and 2016 property acquisitions which resulted in additional operating expenses of $6.9 million and $20.0 million, respectively, partially offset by reduced operating expenses from prior period acquisitions.

Depreciation and amortization. Depreciation and amortization increased $29.3 million, or 48.9%, from $59.8 million during the nine months ended September 30, 2016 to $89.0 million during the nine months ended September 30, 2017. The increase is due to our 2017 and 2016 property acquisitions which resulted in additional depreciation and amortization of $9.0 million and $21.1 million, respectively. This was partially offset by reductions in depreciation and amortization associated to prior period acquisitions.

Acquisition expenses. Acquisition expenses increased $1.8 million, or 16.3%, from $11.0 million during the nine months ended September 30, 2016 to $12.8 million during the nine months ended September 30, 2017. During the nine month periods ending September 30, 2017 and 2016, we acquired $785.4 million and $619.4 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed, including costs related to properties pursued but not acquired.

Equity in income of unconsolidated entities. The change in equity income from unconsolidated entities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is not significant.

Gain on sale of properties. On April 7, 2017, the Trust sold four properties with 80,292 net leasable square feet located in Georgia for approximately $18.2 million, realizing a gain of $5.3 million. We did not dispose of any properties during the nine months ended September 30, 2016.

Cash Flows

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

	2017	2016
Cash provided by operating activities	$128,242	$89,423
Cash used in investing activities	(962,816)	(1,058,378)
Cash provided by financing activities	824,007	974,208
(Decrease) increase in cash and cash equivalents	$(10,567)	$5,253

Cash flows from operating activities. Cash flows provided by operating activities was $128.2 million during the nine months ended September 30, 2017 compared to $89.4 million during the nine months ended September 30, 2016, representing an increase of $38.8 million. This change is attributable to the increased operating cash flows resulting from our 2017 and 2016 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $962.8 million during the nine months ended September 30, 2017 compared to cash flows used in investing activities of $1.06 billion during the nine months ended September 30, 2016, representing a change of $95.6 million. The decrease in cash flows used in investing activities was primarily attributable to our $128.3 million decrease in cash spent on acquisitions over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $824.0 million during the nine months ended September 30, 2017 compared to cash flows provided by financing activities of $974.2 million during the nine months ended September 30, 2016, representing a decrease of $150.2 million. The 2017 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $804.5 million, $627.0 million of proceeds from the credit facility, and $396.1 million from our issuance of public senior notes. These were partially offset by $889.0 million of repayments on our revolving credit facility and $101.8 million of dividends paid.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,539	$10,294	$29,586	$22,902
Earnings per share - diluted	$0.07	$0.07	$0.18	$0.16

Net income	$12,539	$10,294	$29,586	$22,902
Net income attributable to noncontrolling interests - partially owned properties	(53)	(176)	(379)	(553)
Preferred distributions	(106)	(436)	(505)	(1,421)
Depreciation and amortization expense	32,921	23,947	88,930	59,714
Depreciation and amortization expense - partially owned properties	(129)	(168)	(410)	(520)
Gain on the sale of investment properties	—	—	(5,308)	—
FFO applicable to common shares and OP Units	$45,172	$33,461	$111,914	$80,122
FFO per common share and OP Unit	$0.25	$0.24	$0.69	$0.63
Net change in fair value of derivative	(9)	—	160	(67)
Acquisition expenses	2,184	4,398	12,831	11,031
Net change in fair value of contingent consideration	74	(840)	4	(840)
Normalized FFO applicable to common shares and OP Units	$47,421	$37,019	$124,909	$90,246
Normalized FFO per common share and OP Unit	$0.26	$0.27	$0.77	$0.71

Weighted average number of common shares and OP Units outstanding	183,298,145	138,880,787	162,480,918	127,395,989

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,539	$10,294	$29,586	$22,902
Normalized FFO applicable to common shares and OP Units	$47,421	$37,019	$124,909	$90,246

Normalized FFO applicable to common shares and OP Units	$47,421	$37,019	$124,909	$90,246
Non-cash share compensation expense	1,327	1,005	3,717	2,976
Straight-line rent adjustments	(4,563)	(4,952)	(11,168)	(12,156)
Amortization of acquired above/below market leases/assumed debt	870	698	2,652	2,210
Amortization of lease inducements	344	248	965	607
Amortization of deferred financing costs	560	849	1,688	1,796
TI/LC and recurring capital expenditures	(3,383)	(2,235)	(11,461)	(5,536)
Seller master lease and rent abatement payments	235	255	733	778
Normalized FAD applicable to common shares and OP Units	$42,811	$32,887	$112,035	$80,921

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,539	$10,294	$29,586	$22,902
General and administrative	5,860	4,917	16,845	13,964
Acquisition expenses	2,184	4,398	12,831	11,031
Depreciation and amortization	32,975	23,969	89,031	59,778
Interest expense	11,998	7,300	33,285	15,776
Net change in the fair value of derivative	(9)	—	160	(67)
Gain on sale of investment properties	—	—	(5,308)	—
NOI	$65,547	$50,878	$176,430	$123,384

NOI	$65,547	$50,878	$176,430	$123,384
Straight-line rent adjustments	(4,563)	(4,952)	(11,168)	(12,156)
Amortization of acquired above/below market leases	870	757	2,652	2,387
Amortization of lease inducements	344	248	965	607
Seller master lease and rent abatement payments	235	255	733	778
Change in fair value of contingent consideration	74	(840)	4	(840)
Cash NOI	$62,507	$46,346	$169,616	$114,160

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$12,539	$10,294	$29,586	$22,902
Depreciation and amortization	32,975	23,969	89,031	59,778
Interest expense	11,998	7,300	33,285	15,776
Net change in fair value of derivative	(9)	—	160	(67)
EBITDA	$57,503	$41,563	$152,062	$98,389
Acquisition expenses	2,184	4,398	12,831	11,031
Non-cash share compensation expense	1,327	1,005	3,717	2,976
Change in fair value of contingent consideration	74	(840)	4	(840)
Adjusted EBITDA	$61,088	$46,126	$168,614	$111,556

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

As of September 30, 2017, we had a total of $4.9 million of cash and cash equivalents and $694.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

We expect to continue to utilize equity and debt financings to support our future growth and investment activity. For the nine months ended September 30, 2017, we raised approximately $396.1 million in net proceeds from a public offering of senior unsecured notes, and approximately $721.5 million in aggregate net proceeds from two follow-on public offerings of 38,750,000 common shares.

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

We currently are in compliance with all debt covenants in our outstanding indebtedness, except with respect to a certain $7.8 million mortgage loan from Bank SNB National Association for the Oklahoma City, Oklahoma medical office building formerly leased by a wholly-owned subsidiary of Foundation Healthcare. We have reached an agreement with the bank to remove the debt service coverage ratio covenant in exchange for a recourse guaranty.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2017, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of September 30, 2017, we were in compliance with all financial covenants related to the Credit Agreement.

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

As of September 30, 2017, the company had $139.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also issued a letter of credit for $17.0 million as of September 30, 2017 with no outstanding balance as of September 30, 2017. As defined by the Credit Agreement, $694.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

The 2027 Senior Notes began accruing interest on March 7, 2017 and began paying interest semi-annually beginning September 15, 2017. The 2027 Senior Notes were sold at an issue price of 99.68% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $396.1 million. We used the net proceeds of the Debt Offering to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

The 2027 Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the 2027 Senior Notes.

As of September 30, 2017, we had $625.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, as follows: (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, (v) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (vi) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, (vii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027, and (viii) $400.0 million aggregate principal amount of 4.30% Senior Notes, due March 15, 2027.

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

Follow-on Equity Offerings

In March 2017, the Trust completed a follow-on public offering of 17,250,000 common shares of beneficial interest, including 2,250,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $300.8 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 17,250,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

In July 2017, the Trust completed a follow-on public offering of 21,500,000 common shares of beneficial interest, including 1,500,000 common shares issued upon partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to it of approximately $420.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300 million, through the Agents (the “ATM Program”). The offering of the common shares from time to time is registered pursuant to the Trust’s and the Operating Partnership’s automatic shelf registration statement on Form S-3ASR (File No. 333-216214), which became automatically effective upon filing with the Commission on February 24, 2017. In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

During the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2017	—	$—	$—
Quarterly period ended June 30, 2017	4,150,000	20.07	82,440
Quarterly period ended September 30, 2017	—	—	—
Year to date	4,150,000	$20.07	$82,440

As of October 31, 2017, the Trust has $216.7 million remaining available under the ATM Program.

Dividend Reinvestment and Share Purchase Plan

In December 2014, we adopted a Dividend Reinvestment and Share Purchase Plan (the “DRIP”). Under the DRIP:

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of October 31, 2017, we have issued 41,341 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we have no off-balance sheet debt.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of five interest rate swaps. See Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives) to our consolidated financial statements included in Part I, Item 1 to this report for further detail on our interest rate swaps.

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

Fixed Interest Rate Debt

As of September 30, 2017, our consolidated fixed interest rate debt totaled $766.0 million, which represented 64.7% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 85.8% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of September 30, 2017, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $768.4 million and $766.0 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of September 30, 2017, our consolidated variable interest rate debt totaled $417.6 million, which represented 35.3% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 14.2% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $167.6 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of September 30, 2017 would change by approximately $1.7 million annually.

Derivative Instruments

As of September 30, 2017, we had five outstanding interest rate swaps designated as a cash flow hedge of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) to our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of September 30, 2017, we had total consolidated indebtedness of approximately $1.2 billion. The weighted average interest rate on our consolidated indebtedness was 3.81% (based on the 30-day LIBOR rate as of September 30, 2017, of 1.24%). As of September 30, 2017, we had approximately $167.6 million, or approximately 14.2%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of September 30, 2017.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.

Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of September 30, 2017, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

Item 1A.                       Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2016 Annual Report and in Part II, Item 1A (Risk Factors) of our 2017 Quarterly Reports. There have been no material changes from the risk factors previously disclosed in our 2016 Annual Report and our 2017 Quarterly Reports.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	19,284	(1)	$20.30	N/A	N/A
August 1, 2017 - August 31, 2017	—		—	N/A	N/A
September 1, 2017 - September 30, 2017	—		—	N/A	N/A
Total	19,284		$20.30	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Trust.

Item 6.                                 Exhibits

Exhibit No.	Description
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
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

PHYSICIANS REALTY TRUST

Date: November 3, 2017	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2017	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: November 3, 2017	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2017	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)