Form 10-K
period 2017-12-31
Physicians Realty Trust; Physicians Realty L.P.
filed 2018-03-01
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20541

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Physicians Realty Trust        Yes ☐ No ☒            Physicians Realty L.P.        Yes ☐ No ☒

The aggregate market value of Physicians Realty Trust’s common shares held by non-affiliates as of June 30, 2017 was approximately $3,154,991,308 based upon the closing price reported for such date on the New York Stock Exchange. There is no established trading market for units of Physicians Realty L.P.

As of February 23, 2018, there were 181,758,250 shares of Physicians Realty Trust’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 3, 2018, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

EXPLANATORY NOTE

This Annual Report on Form 10-K combines the Annual Reports on Form 10-K for the year ended December 31, 2017 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership, and the historical business and operations of four healthcare real estate private equity funds, organized as limited liability companies under the laws of Delaware, managed by B.C. Ziegler & Company, that we have classified for accounting purposes as our “Predecessor” and which we sometimes refer to as the “Ziegler Funds,” and references to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating
Redeemable Preferred Units of the Operating Partnership. As of February 23, 2018, 104,172 Series A Preferred Units were outstanding.

The Trust is a self-managed real estate investment trust (“REIT”) formed primarily to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. The Trust operates in an umbrella partnership REIT structure (“UPREIT”) in which the Operating Partnership and its subsidiaries hold substantially all of the assets. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership.

The Trust conducts substantially all of its operations through the Operating Partnership. As of December 31, 2017, the Trust held a 97.1% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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

Annual Report on Form 10-K for the Year Ended December 31, 2017

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

•
any adverse effects to the business, financial position or results of operations of Catholic Health Initiatives (“CHI”), or one or more of the CHI-affiliated tenants, that impact the ability of CHI-affiliated tenants to pay us rent;

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	factors that may materially adversely affect us, or the per share market price of our common shares, including:

•	higher market interest rates;

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

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

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $4.3 billion as of December 31, 2017. As of December 31, 2017, our portfolio consisted of 280 healthcare properties located in 30 states with approximately 13,996,802 net leasable square feet, which were approximately 96.6% leased with a weighted average remaining lease term of approximately 8.3 years. As of December 31, 2017, approximately 85.1% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically located and affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from healthcare providers under our leases. Approximately 90.8% of the annualized base rent payments from our properties as of December 31, 2017 are from absolute and triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides relatively predictable cash flow. We seek to structure our triple net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of five to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2017, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.5%
2018	2.9%
2019	3.9%
2020	3.6%
2021	4.9%
2022	4.9%
2023	4.2%
2024	6.2%
2025	7.3%
2026	25.6%
2027	9.7%
Thereafter	22.9%
Total	96.6%

(1)	“MTM” means month-to-month. This line also includes 4 leases which expired on December 31, 2017, representing 0.1% of portfolio leasable square feet.

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

The Trust is a Maryland real estate investment trust and has elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an umbrella partnership REIT structure in which our properties are owned by the Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of the Operating Partnership and, as of February 23, 2018, owned approximately 97.1% of the partnership interests in the Operating Partnership (“OP Units”).

Our Objectives and Growth Strategy

Overview

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares. Our primary strategies to achieve our business objective are to leverage our physician and hospital relationships nationwide to invest in off-market assets that maximize risk-adjusted returns to our shareholders, to invest in, own, and manage a diversified portfolio of high quality healthcare properties, and to pay careful attention to our tenants’ real estate strategies, which we believe will drive high retention, high occupancy and reliable, increasing rental revenue and cash flow.

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with premier healthcare real estate developers. Generally, we only expect to make investments in new development properties when approximately 70% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on the following types of healthcare properties:

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

In addition, our management team has maintained a conservative balance sheet while investing over $4.3 billion as of December 31, 2017 in real estate assets since our IPO in July 2013. For short-term purposes, we may borrow on our primary unsecured credit facility. From time to time, we replace these borrowings with long-term capital such as senior unsecured notes and equity. We selectively utilize capital market transactions in furtherance of our investment strategy, including, during 2017, the issuance by the Operating Partnership of $750.0 million of senior notes through two public debt offerings, and the raising of an additional $721.5 million of equity through two follow-on offerings and $122.5 million of equity through sales under our ATM Program (as hereinafter defined).

Business Strategy

We are focused on building and maintaining a portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers. Our investment strategy includes a focus on investments with the following key attributes:

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

In addition, we seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets, and consider long-term relationship building when assessing acquisition potential.

Finally, we actively manage our balance sheet to maintain our investment grade credit rating, to maintain an appropriate level of leverage and to preserve financing flexibility for funding of future acquisitions. In particular, we:

•	Continue to maintain a high level of liquidity, including borrowing availability under our unsecured revolving credit facility.

•	Maintain access to multiple sources of capital, including private debt issuances, public bond offerings, public equity offerings, unsecured bank loans, and secured property level debt.

•	Closely monitor our existing debt maturities and average interest rates.

2017 Highlights and Other Recent Developments

Investment Activity

•
For the full year 2017, we completed acquisitions of 40 operating healthcare properties, 2 condominium units, and 1 parking deck, located in 15 states for an aggregate purchase price of approximately $1.37 billion. In addition, we funded $42.9 million of other investments, including the issuance of loans and buyouts of noncontrolling interests, resulting in total investments of $1.41 billion.

•
During 2017, we completed acquisitions of 8 healthcare properties as a result of the exercise of certain rights of first refusal by the sellers. These properties comprising approximately 1,402,872 net leasable square feet in three states for an aggregate purchase price of $677.7 million.

•
Since January 1, 2018, we have completed acquisitions of 2 healthcare properties for an aggregate purchase price of $98.7 million containing an aggregate of 220,140 net leasable square feet. One of these properties was partially funded by issuing an aggregate of 104,172 preferred operating partnership units valued at approximately $22.7 million on the date of issuance.

Assets Slated for Disposition

•
We consider 10 properties in four states, representing an aggregate of approximately 391,014 square feet of gross leasable area, to be slated for disposition as of December 31, 2017. These assets consist of five assets leased to entities who have succeeded to the interests of certain Foundation Healthcare, Inc. affiliates (“Former Foundation Assets”) and five additional properties which we believe no longer meet our core business strategy from a size, age, geography, or line of business perspective.

Capital Markets and Dividends

•
In August 2016, we entered into separate At Market Issuance Sales Agreements with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc. and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which we may issue and sell, from time to time, our common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “ATM Program”). During the fiscal year-ended December 31, 2017, we issued and sold pursuant to the ATM Program 6,347,914 common shares at a weighted average price of $19.48 per share, resulting in net proceeds to us of approximately $122.5 million.

•
In March 2017, the Operating Partnership issued and sold $400.0 million in aggregate principal amount of its 4.30% Senior Notes which will mature on March 15, 2027. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $396.1 million. We used the net proceeds of the public debt offering to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

•
In March 2017, we completed a follow-on public offering of 17,250,000 common shares of beneficial interest, including 2,250,000 common shares issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds to us of approximately $300.8 million. We contributed the net proceeds of this offering to the Operating Partnership in exchange for 17,250,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

•
In July 2017, we completed a follow-on public offering of 21,500,000 common shares of beneficial interest, including 1,500,000 common shares issued upon partial exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $420.7 million. We contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

•
On December 1, 2017, the Operating Partnership issued and sold $350.0 million in aggregate principal amount of its 3.95% Senior Notes which will mature on January 15, 2028. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $347.0 million. We used the net proceeds of the public debt offering to repay outstanding indebtedness under our unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

•
The Board of Trustees authorized and the Trust declared a cash dividend of $0.225 per common share and OP Unit for the quarterly period ended March 31, 2017, which was paid on April 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on April 5, 2017. The Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share and OP Unit for the quarterly period ended June 30, 2017, which was paid on July 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on July 3, 2017. The Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share and OP Unit for the quarterly period ended September 30, 2017, which was paid on October 18, 2017 to common shareholders and OP Unit holders of record as of the close of business on October 3, 2017. The Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share and OP Unit for the quarterly period ended December 31, 2017, which was paid on January 18, 2018 to common shareholders and OP Unit holders of record as of the close of business on January 3, 2018.

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

$3.3 Trillion Healthcare Industry Projected to Grow to $5.7 Trillion (and 19.7% of U.S. GDP) by 2026

According to the U.S. Department of Health and Human Services (“HHS”), healthcare spending accounted for 17.9% of U.S. gross domestic product (“GDP”) in 2016. The general aging of the population, driven by the Baby Boomer generation and advances in medical technology and services which increase life expectancy, are key drivers of the growth in healthcare expenditures. The anticipated continuing increase in demand for healthcare services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained healthcare providers to find cost effective solutions for their real estate needs.

We believe the demand by healthcare providers for healthcare real estate will increase as healthcare spending in the United States continues to increase. According to the Centers for Medicare & Medicaid Services’ National Health Expenditure Projections 2017-2026, national healthcare expenditures continue to rise and are projected to grow from an estimated $3.5 trillion in 2017 to $5.7 trillion by 2026, representing an average annual rate of growth of 5.5%, reaching a projected 19.7% of GDP in 2026.
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

Source: U.S. Census Bureau

Affordable Care Act

The Affordable Care Act (as hereinafter defined) constituted a significant overhaul of many aspects of healthcare regulations and health insurance, and created the framework for healthcare services over the near term. It required every American to have health insurance or be subjected to a tax. Those who cannot afford health insurance are offered insurance subsidies or Medicaid coverage. The U.S. Census Bureau estimated that approximately 50 million Americans did not have healthcare insurance in 2009, before the Affordable Care Act was enacted. The HHS reported that approximately 28.1 million Americans did not have health insurance in 2016. The Affordable Care Act and subsequent legislation, executive orders and events, as well as their potential impact on our business, are discussed more fully under Item I, “Business,” under the caption “Certain Government Regulations.”

We believe the increase in the number of Americans with access to health insurance will result in an increase in physician office visits and an overall rise in healthcare utilization which in turn will drive a need for expansion of medical, outpatient, and smaller specialty hospital facilities. We also believe the increased dissemination of health research through media outlets, marketing of healthcare products, and availability of advanced screening techniques and medical procedures have contributed to a more engaged population of healthcare users and has created increased demand for customized facilities providing specialized, preventive and integrative healthcare services.

We further believe the provisions of the Affordable Care Act that are designed to lower certain reimbursement amounts under Medicare and tie reimbursement levels to the quality of services provided will increase the pressure on healthcare providers to become more efficient in their business models, invest capital in their businesses, lower costs and improve the quality of care, which in turn will drive healthcare systems to monetize their real estate assets and create demand for new, modern and specialized facilities.

Clinical Care Continues to Shift to Outpatient Care

According to the American Hospital Association, procedures traditionally performed in hospitals, such as certain types of surgery, are increasingly moving to outpatient facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals, and lower costs in the outpatient environment. This continuing shift toward delivering healthcare services in an outpatient environment rather than a traditional hospital environment increases the need for additional outpatient facilities and smaller, more specialized and efficient hospitals. Studies by the Medicare Payment Advisory Commission and others have shown that healthcare is delivered more cost effectively and with higher patient satisfaction when it is provided on an outpatient basis. Increasingly, hospital admissions are reserved for the critically ill, and less critical patients are treated on an outpatient basis with recuperation in their own homes. We believe healthcare market trends toward outpatient care will continue to push healthcare services out of larger, older, inefficient hospitals and into newer, more efficient and conveniently located outpatient facilities and smaller specialized hospitals. We believe that increased specialization within the medical field is also driving demand for medical facilities designed specifically for particular specialties and that physicians want to locate their practices in medical office space that is in or adjacent to these facilities.

Impact of BBA on Outpatient Care

Section 603 Assets: Section 603 of the Bipartisan Budget Act of 2015 (the “2015 BBA”) generally prohibits hospital outpatient departments (“HOPDs”) from charging preferential hospital outpatient department rates for Medicare patients treated in “off-campus” locations on or after January 1, 2017, potentially impacting their profitability. These preferential Medicare rates are only permitted if the hospital provides HOPD services in a building within 250 yards of the hospital’s main inpatient location, unless the hospital’s HOPD service location is grandfathered by the 2015 BBA. A hospital’s HOPD locations, and thus the legislative right to bill at the higher HOPD rates, are grandfathered in all locations in existence as of November 2, 2015, as long as the hospital was billing services in that location on a HOPD basis as of November 2, 2015 and continues to provide those services in that location. “Grandfathered” hospitals providing HOPD services in our portfolio are referred to as 603 assets in our SEC reports and other public disclosures.

We own a number of assets that will continue to be reimbursed at hospital inpatient rates, which we refer to as “603 assets” after the applicable section of the BBA. Rent derived from these 603 assets accounts for approximately 19.7% of our total portfolio annualized base rent as of December 31, 2017. Depending upon the implementation of the regulations, the BBA may enhance the value of these 603 assets because existing HOPDs may lose their higher reimbursements rates should they choose to change locations.

Portfolio Summary

Please see “Item 2. Properties” for a table that summarizes our portfolio as of December 31, 2017.

Geographic Concentration

For the year ended December 31, 2017, approximately 16.4% of our total annualized base rent was derived from properties located in Texas.

As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in the Texas market, our business, financial condition, and results of operations, our ability to make distributions to our shareholders and the market price of our common shares may be adversely affected. See the discussion under Item 1A, “Risk Factors,” under the caption, “Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular Texas, and other areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations, and financial condition.”

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $49.4 million, or 17.4%, of the annualized base rent from our properties as of December 31, 2017. No one tenant represents more than 5.6% of our total annualized base rent; however, 18.7% of our total annualized base rent as of December 31, 2017 is from tenants affiliated with CHI. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our business, financial position, or results of operation could be materially adversely affected if CHI were to experience a material adverse effect on its business, financial position, or results of operations.

Competition

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers, and developers of healthcare-related real estate properties and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel, and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for the same assets and therefore increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

We also face competition in leasing available MOBs and other facilities that serve the healthcare industry to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have a material adverse impact on our results of operations.

Seasonality

Our business has not been, and we do not expect it to become, subject to material seasonal fluctuations.

Employees

At December 31, 2017, we had 63 full-time employees, none of whom are subject to a collective bargaining agreement. We believe that relations with our employees are positive.

Environmental Matters

As an owner of real estate, we are subject to various federal, state, and local environmental laws, regulations, and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our properties even if we no longer own such properties. See the discussion under Item 1A, “Risk Factors,” under the caption “Environmental compliance costs and liabilities associated with owning, leasing, developing and operating our properties may affect our results of operations.”

Certain Government Regulations

Overview

Our tenants and operators are typically subject to extensive and complex federal, state, and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure, and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management, and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure, or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.”

In 2017, Congress came within a single vote of repealing of the Affordable Care Act (the “ACA”) and substantially reducing funding to the Medicaid program. New legislation is likely to be introduced proposing similar changes, if not full repeal, in 2018. Beyond this, significant changes to commercial health insurance and government-sponsored insurance (i.e., Medicare and Medicaid) remain possible. Commercial and government payors are likely to continue imposing larger discounts and tighter cost controls upon operators, through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on certain of our operators’ liquidity, financial condition, and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Healthcare Legislation

Health Reform Laws.  On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. As of December 31, 2017, 18 states have pursued this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs.

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

In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, reduces the Affordable Care Act’s individual mandate penalty to zero beginning in 2019. The elimination of the penalties does not remove the requirement to obtain healthcare coverage; however, without penalties there effectively will be no enforcement. It is expected that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.

We cannot predict the effect of either the Executive Order or the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or whether Congress’ attempt to repeal or repeal and replace the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

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

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws, and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies and laboratories, handle radioactive materials, and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

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

ITEM 1A. RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition, and/or results of operation may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below.

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

We acquire, own, manage, operate and selectively develop properties for lease primarily to physicians, hospitals, and healthcare delivery systems. We are subject to risks inherent in concentrating investments in real estate, and further from the concentration of our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare-related facility specifically, could adversely affect our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular Texas, and other areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations, and financial condition.

Our operating results depend upon our ability to maintain and increase occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war, and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning, and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions.

For the year ended December 31, 2017, approximately 1.9 million of our gross leasable area and $46.9 million of our total annualized base rent was derived from properties located in Texas (13.8% of our gross leasable area and 16.4% of our total annualized base rent). As a result of these geographic concentrations, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

Our healthcare properties and tenants face competition from nearby hospitals and other healthcare properties, and we may not realize the benefits that we anticipate from focusing on healthcare properties that are strategically aligned with a healthcare delivery system and from the relationships established through such strategic alignments. Further, we may not be able to maintain or expand our relationships with our existing and future hospital and healthcare delivery system clients.

As part of our business strategy, we focus on healthcare properties that are strategically aligned with a healthcare delivery system by (i) seeking to acquire, own, manage, and develop healthcare properties that are located on medical campuses where the underlying land is owned by a healthcare delivery system or by us, or (ii) seeking to acquire, own, manage, and develop healthcare properties located in close proximity to a healthcare delivery system or strategically aligned with a healthcare delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships, such as increased rents and reduced tenant turnover rates as compared to healthcare properties that are not strategically aligned. Moreover, building a portfolio of healthcare properties that are strategically aligned does not assure the success of any given property. The associated healthcare delivery system may not be successful and the strategic alignment that we seek for our healthcare properties could dissolve, and we may not succeed in replacing them. In addition, our healthcare properties, the associated healthcare delivery systems with which our healthcare properties are strategically aligned, and our tenants may be unable to compete successfully with nearby hospitals, medical practices, other healthcare properties that provide comparable services, pharmacies and other retailers that may initiate or expand healthcare clinic operations and services to compete with our tenants. Any of our properties may be materially and adversely affected if the healthcare delivery system with which it is strategically aligned is unable to compete successfully. If we do not realize the benefits that we anticipate from our business strategy and our strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results, and prospects may be adversely affected.

The success of our business depends, to a large extent, on our current and future relationships with hospital and healthcare delivery system clients. We invest a significant amount of time to develop, maintain and be responsive to these relationships, and our relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management, and projects, with both new and existing clients. If our relationships with hospital or health system clients deteriorate, if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, or if a hospital on or near whose campus one of our properties is located fails or becomes unable to meet its financial obligations, the business of our tenants could be adversely affected or our ability to secure new acquisition and development opportunities or other advisory, property management, and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.

Any failure, inability, or unwillingness by our tenants to pay rent or other amounts under leases could materially adversely affect our financial results; we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

Our portfolio of healthcare properties is leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers. We cannot provide assurance that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by our tenants to do so could adversely affect our financial results. We have had tenants pay us rent late or fail to pay rent, which has adversely affected our financial results.

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2017, leases representing 2.9% and 3.9% of leasable square feet at our properties will expire in 2018 and 2019, respectively, and leases representing 0.1% of leasable square feet had expired as of December 31, 2017. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs, and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership, or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties, or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized spaces, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on us.

If the business, financial position or results of operations of CHI or one or more of our CHI-affiliated tenants suffer or are adversely affected, it could have a material adverse effect on our business, financial position, or results of operations.

As of December 31, 2017, approximately 18.7% of our total annualized base rent is from tenants affiliated with CHI.

Although CHI is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to the master lease agreement, which was entered into in connection with the closing of the transactions. Given this control, if CHI’s business, financial position or results of operations suffer or are adversely affected, it could adversely affect CHI’s ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CHI-affiliated tenants’ ability to pay rent to us. Additionally, if CHI’s business, financial position or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from the CHI-affiliated tenants and could cause our stock price to decline. Moreover, there can be no assurance that CHI’s subsidiaries and affiliates will have sufficient assets, income, and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of CHI’s subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position, or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CHI’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance, and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position, and results of operations. For these reasons, if CHI were to experience a material adverse effect on its business, financial position, or results of operations, our business, financial position, or results of operations could also be materially adversely affected.

Failure by CHI’s subsidiaries and affiliates to comply with the terms of their lease agreements or to comply with the healthcare regulations to which the leased properties and CHI’s operations are subject could require us to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by CHI’s subsidiaries and affiliates. In such event, we may be unable to locate suitable replacement lessees willing to pay similar rental rates or at all, which would have the effect of reducing our rental revenues and could materially adversely affect our business, financial position, or results of operations.

We may not be successful in identifying and completing off-market acquisitions and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition, and results of operations and our ability to make distributions to our shareholders.

An important component of our growth strategy is to acquire “off-market” properties before they are widely marketed by the owners. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional, and local operators, acquirers and developers of healthcare-related real estate properties, and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties, or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration, and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for these assets and therefore likely would increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

 During 2017, we saw an increased level of competition for healthcare properties and, as a result, an increase in prices paid for them. In turn, this has had a negative impact on the initial cash yields on potential asset acquisitions. We seek to invest in stabilized medical facility assets with initial cash yields of 5.0% to 9.0%, although we invested in certain medical facility assets in 2017 with anticipated initial cash yields below 5.0% and we may invest in other medical facility assets with initial cash yields outside of this range.

Some of our existing properties and properties we acquire in the future are and may be subject to ground lease or other restrictions on the use of the space. If we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Seventy-eight of our properties, representing approximately 39.1% of our total leasable square feet and 36.9% of our annualized revenue based on rental payments for the month ended December 31, 2017, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-let our initial properties, if the rates upon such re-letting are significantly lower than expected, or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage, and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war, or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a healthcare-related facility. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry, which would expose us to an increased risk of loss. As a result, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

Environmental compliance costs and liabilities associated with owning, leasing, developing, and operating our properties may affect our results of operations.

Under various U.S. federal, state, and local laws, ordinances, and regulations, current and prior owners and tenants of real estate may be jointly and severally liable for the costs of investigating, remediating, and monitoring certain hazardous substances or other regulated materials on or in such property. In addition to these costs, the past or present owner or tenant of a property from which a release emanates could be liable for any personal injury or property damage that results from such releases, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop, or rent such property or to borrow by using such property as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we incur substantial costs to comply with these environmental laws or we are held liable under these laws, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

Since our inception in 2013 through December 31, 2017, our compounded annual growth rate was 120.0%. This growth rate has contributed significantly to our growth in revenue. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, we expect our annual growth rate to decelerate in the future. Over time we may experience a decline in our growth rate as a result of various factors, including changes in the economic and other conditions in geographic markets in which we conduct business, changes in the real estate market, changes in healthcare regulations, and the competitiveness of the real estate market. Additionally, our significant growth has resulted in increased levels of responsibility for our management, who may experience additional demands related to managing our current properties portfolio.

Our ability to issue equity to expand our business will depend, in part, upon the market price of our common shares, and our failure to meet market expectations with respect to our business could negatively affect the market price of our common shares and thereby limit our ability to raise capital and our issuance of equity securities could decrease the per share market price of our common shares.

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

In addition, the vesting of any restricted shares granted to trustees, executive officers, and other employees under our 2013 Equity Incentive Plan, the issuance of our common shares or OP Units in connection with future property, portfolio or business acquisitions, and other issuances of our common shares may cause dilution to our shareholders and could have an adverse effect on the per share market price of our common shares and may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

Increases in interest rates may increase our interest expense and adversely affect our cash flows, our ability to service our indebtedness and our ability to make distributions to our shareholders, and could cause our stock price to decline. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. Since December 2015, the U.S. Federal Reserve has raised its benchmark interest rate by a quarter of a percentage point five times to a range of 1.25% to 1.50% and is projected to raise its benchmark interest rate several times in 2018. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

Additionally, as of December 31, 2017, we had approximately $108.5 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2017 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes, and that a court could rule that such an agreement is not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

The income from certain of our properties is dependent on the ability of our property managers to successfully manage those properties.

We depend upon the performance of our property managers to effectively manage certain of our properties and real estate assets. We do not control these third party property managers, and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities. The income we recognize from any properties managed by third party property managers is dependent on the ability of the property manager of such property to successfully manage the property, which such property management is not within our control. Property managers generally compete with other companies in the management of properties, with respect to the quality of care provided, reputation, physical appearance of the property, and price and location, among other attributes. A property manager’s inability to successfully compete with other companies on one or more of the foregoing aspects could adversely impact our business and results of operations. Additionally, because we do not control third party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents, or other adverse events may impact the income we recognize from properties managed by such third party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do not control third party property managers who provide property management services to us.

Risks Related to the Healthcare Industry

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure, or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information, and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing, or effect of legislative or regulatory changes cannot be predicted.

The Affordable Care Act is changing how healthcare services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, it reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of the Affordable Care Act are significant and are being implemented in a phased approach which began in 2010. It remains difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues, and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, partial repeal, and possible full repeal. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act, or the effect of any potential changes made to the Affordable Care Act or other healthcare laws and programs. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

In 2012, the United States Supreme Court upheld the individual mandate of the Affordable Care Act but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allow states not to participate in the expansion (and to forego funding for the Medicaid expansion) without losing their existing Medicaid funding. While the U.S. federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay a small percentage of those additional costs. Because the U.S. federal government substantially funds the Medicaid expansion, it is unclear how many states ultimately will elect this option. As of January 2018, 32 states and Washington, D.C. have elected to participate in the Medicaid expansion. The participation by states in the Medicaid expansion could have the effect of increasing some of our tenants’ revenues but also could be a strain on U.S. federal government and state budgets.

In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, amongst other things, repeals the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the penalties does not remove the requirement to obtain healthcare coverage; however, without penalties there effectively will be no enforcement. It is expected that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.

We cannot predict the effect of either the Executive Order or the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or whether Congress’ attempt to repeal or repeal and replace the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows, or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

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
Statutory and regulatory policy changes and decisions may impact one or more specific unique providers that lease space in any of our facilities. In particular, the following recent changes to healthcare laws and regulations may apply to our tenants:

•
Recent amendments to an existing statutory moratorium on the establishment of new long-term care hospitals (“LTCH”), the establishment of new LTCH satellite facilities, and bed increases within such existing facilities, which is in effect through December 31, 2017, could impact the Medicare participation of facilities that are not already participating in the Medicare program as LTCHs.

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

•
The Bipartisan Budget Act of 2013 establishes new payment limits for Medicare patients discharged from an LTCH who do not meet specified criteria. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower “site-neutral” payment rate, which may impact the financial condition of tenants affected by the lower payment rate. Additionally, new rules may cause all discharges from LTCHs to be paid at the site-neutral rate if the number of discharges for which payment is made under the site-neutral payment rate is greater than 50% of the total number of discharges from the LTCH.

•
The Bipartisan Budget Act of 2015 (H.R. 1314) (the “BBA”) provides changes to the requirements for providers who seek “hospital outpatient department” (“HOPD”) reimbursement under Medicare. The 2015 BBA generally requires providers who seek to qualify for HOPD to be located on the campus of the hospital that seeks such HOPD, which generally is higher than reimbursement for providers that do not qualify as HOPD providers. The BBA specifically grandfathers HOPD providers in existence as of November 2, 2015 and does not change such HOPD providers’ eligibility for HOPD reimbursement.

We have a number of existing tenants that may be reimbursed as HOPD providers and but for the grandfathering protection of the BBA, may not be eligible for HOPD reimbursement in the future. Any provider who establishes a new HOPD location after November 2, 2015 will be subject to the BBA requirements and if any such provider does not satisfy the new requirements, then such provider will be reimbursed for claims billed on or after January 1, 2017 at generally lower reimbursement levels. Failure to comply with the BBA requirements could adversely affect the ability of certain of our tenants to make rent payments to us, which may have an adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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
Many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through certificate of need, or CON, laws, which may include regulation of certain types of beds, medical equipment, and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If any of our tenants seeks to undertake a CON-regulated project, but are not authorized by the applicable regulatory body to proceed with the project, these tenants could be prevented from operating in their intended manner and could be materially adversely affected.
The application of lower reimbursement rates to our tenants or failure to qualify for existing rates under certain exceptions, the failure to comply with these laws and regulations, or the failure to secure CON approval to undertake a desired project could adversely affect our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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

Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, our ability to make distributions to our shareholders and the market price of our common shares.

Our tenants and our company are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare properties, which may have a material adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have other investors who are healthcare providers in certain of our subsidiaries that own our healthcare properties. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our healthcare provider investors may be subject to civil and/or criminal penalties.

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

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings, or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares. We could also be subject to costly government investigations or other enforcement actions which could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares.

Risks Related to the Real Estate Industry

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions as well as the value of our properties. These events include, but are not limited to:

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights, or tenant-favorable renewal options;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs, and institutional private equity or other investment funds;

•	reductions in the level of demand for healthcare properties and changes in the demand for certain healthcare-related properties;

•	increases in the supply of medical office space;

•
increases in expenses associated with our real estate operations, including, but not limited to, insurance costs, third party management fees, energy prices, real estate assessments, and other taxes and costs of compliance with laws, regulations and governmental policies, and restrictions on our ability to pass such expenses on to our tenants; and

•
changes in, and changes in interpretation or enforcement of, laws, regulations, and governmental policies associated with real estate, including, without limitation, health, safety, environmental, real estate and zoning and tax laws, increases in real property tax rates and taxation of REITs, governmental fiscal policies, and the ADA.

In addition, periods of economic slowdown or recession, such as the recent U.S. economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations, cash flow, per share market price of our common shares, and ability to satisfy our debt service obligations and to make distributions to our shareholders could be adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of any of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any of our properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of any of our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure that we will have funds available to correct those defects or to make those improvements.

In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have an adverse effect on our business, financial condition, results of operations, or ability to make distributions to our shareholders and the market price of our common shares.

Uncertain market conditions could cause us to sell our healthcare properties at a loss in the future.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and the Trust’s board of trustees may exercise their discretion as to whether and when to sell a healthcare related facility, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our healthcare properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare properties, we may not be able to sell our properties at a profit in the future or at all. In addition, if we are unable to access the capital markets for financing in the future, we may need to sell some of our properties to raise capital. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare properties at inopportune times which could result in us selling the affected property at a substantial loss. Accordingly, the extent to which we will pay cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare property could adversely impact our ability to make debt payments and distributions to our shareholders.

Our assets may be subject to impairment charges.

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance, and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded. We recorded a $1.0 million impairment loss on a vacant medical office building in Port Charlotte, Florida during 2017.

Our investments in, or originations of, mezzanine and term loans will be subject to specific risks relating to the particular company, and our loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

As of December 31, 2017, we have ten mezzanine loans and two term loans outstanding, and in the future, we may originate further loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business, and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

As of December 31, 2017, we had approximately $186.7 million of mortgage debt on individual properties and approximately $330.0 million of borrowings outstanding under our unsecured credit facility. In addition, in January 2016, August 2016, March 2017 and December 2017 we issued and sold $150.0 million, $75.0 million, $400.0 million, and $350.0 million, respectively, aggregate principal amount of senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

•
we may violate financial covenants contained in our various loan documents which would cause a default on our obligations, giving lenders various remedies, including increased interest rates, foreclosure, and liability for additional expenses;

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
The realization of any or all of these risks may have an adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

As of December 31, 2017, we had approximately $330.0 million of borrowings outstanding under our unsecured credit facility (including the term loan feature of our unsecured credit facility), during 2016 and 2017, we issued an aggregate of $975.0 million of debt, and in January 2018 we issued 104,172 Series A Preferred Units of the Operating Partnership (“Series A Preferred Units”), all of which is senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share market price of our common shares.

As of December 31, 2017, there were approximately $330.0 million of borrowings outstanding under our unsecured credit facility (including the term loan feature of our unsecured credit facility), and during 2016 and 2017, we issued $975.0 million of aggregate principal amount of senior notes. In January 2018, we issued 104,172 Series A Preferred Units. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing the Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares would have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share market price of our common shares and dilute their interest in us.

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

In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), we are required, among other things, to distribute each year to our shareholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general stock and bond market conditions and investor interest, the market’s perception of our current and potential future earnings, analyst reports about us and the REIT industry, cash distributions and the market price of our common shares, and other factors such as governmental regulatory action and changes in REIT tax laws. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms. Moreover, additional equity offerings may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage, either of which could cause the per share price of our common shares to decline.

If we become highly leveraged in the future, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, and to make the distributions required to qualify as a REIT.

As of December 31, 2017, our indebtedness represented approximately 35.8% of our total assets. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

We are subject to covenants in our debt agreements that may restrict or limit our operations and acquisitions and our failure to comply with the covenants in our debt agreements could have a material adverse impact on our business, results of operations, and financial condition.

The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining certain leverage and coverage ratios and minimum tangible net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such default could have a material adverse impact on our business, results of operations, and financial condition or our ability to make distributions to our shareholders.

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

If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrade or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the market price of our securities, and our ability to satisfy our debt service obligations, among other obligations.

If securities analysts do not publish research or reports about our industry or if they downgrade our common shares or the healthcare-related real estate sector, the market price of our common shares could decline.

The market for our common shares depends in part upon the research and reports that industry or financial analysts publish about us and our industry. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the price of our common shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market which in turn could cause the market price of our common shares to decline.

Risks Related to Our Portfolio and Structure

We have no direct operations and rely upon funds received from the Operating Partnership to meet our obligations.

The Trust conducts substantially all of its operations through the Operating Partnership. As of February 23, 2018, the Trust owned approximately 97.1% of the OP Units and apart from this ownership interest, the Trust does not have any independent operations. As a result, the Trust relies upon distributions from the Operating Partnership to pay any distributions that the Trust might declare on the Trust’s common shares. We also rely upon distributions from the Operating Partnership to the Trust to meet our obligations, including tax liability on taxable income allocated to the Trust from the Operating Partnership (which might make distributions to the Trust not equal to the tax on such allocated taxable income). Shareholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of bankruptcy, liquidation or reorganization of the Trust, claims of the Trust’s shareholders will be satisfied only after all of the Trust’s and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Thomas, our President and Chief Executive Officer; Mr. Theiler, our Executive Vice President and Chief Financial Officer; Mr. Taylor, our Executive Vice President – Investments; Mr. Lucey, our Senior Vice President – Chief Accounting and Administrative Officer; Mr. Theine, our Senior Vice President of Asset and Investment Management; Mr. Page, our Senior Vice President and General Counsel; and Mr. Klein, our Senior Vice President – Investments and Deputy Chief Investment Officer. We do not maintain key person life insurance on any of our officers. Our ability to continue to acquire and develop healthcare properties depends upon the significant relationships that our senior management team has developed over many years.

Although the Trust has entered into employment agreements with Messrs. Thomas, Theiler, Taylor, Lucey, Theine, Page, and Klein, we cannot provide any assurance that any of them will remain employed by the Trust. Our ability to retain our senior management team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

The Trust’s declaration of trust restricts the ownership and transfer of our outstanding shares of beneficial interest which may have the effect of delaying, deferring, or preventing a transaction or change of control of our company.

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

Certain provisions of the MGCL permit the board of trustees, without shareholder approval and regardless of what is currently provided in the Trust’s declaration of trust or bylaws, to implement certain corporate governance provisions with respect to the Trust, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring, or preventing a change in control of us under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price. Pursuant to our declaration of trust, we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of trustees.

We could increase the number of authorized shares, classify and reclassify unissued shares, and issue shares without shareholder approval.

The Trust’s board of trustees, without shareholder approval, has the power under the Trust’s declaration of trust to amend our declaration of trust to increase or decrease the aggregate number of shares or the number of shares of any class or series of the Trust that we are authorized to issue, and to authorize us to issue authorized but unissued common shares or preferred shares. In addition, under the declaration of trust, the board of trustees has the power to classify or reclassify any unissued common or preferred shares into one or more classes or series of shares and set or change the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common shares or preferred shares with preferences, dividends, powers, and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common shares. Although the board of trustees has no such intention at the present time, it could establish a class or series of preferred shares that could, depending on the terms of such class or series, delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interests.

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

•
the Trust’s ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer, or prevent a merger or other change of control of the Trust or the Operating Partnership without the consent of the limited partners; and

•
the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common shareholders.

The Trust’s declaration of trust and bylaws, Maryland law, and the partnership agreement of the Operating Partnership also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interest.

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

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we would face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could possibly be subject to increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders, and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. Further, debt instruments that do not otherwise qualify as real estate assets issued to us by publicly offered REITs will be treated as qualified real estate assets for purposes of the asset test, but no more than 25% of the value of our total assets may be represented by such debt instruments. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than “foreclosure property,” held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through any TRS that we may form, which would be subject to federal and state income taxation.

Any ownership of a TRS we may form in the future will be subject to limitations and our transactions with a TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis, including “redetermined TRS service income” relating to gross income of a TRS attributable to services provided to, or on behalf of, the REIT (less the deductions properly allocable thereto) to the extent the amount of such income (less such deductions) would be increased on distribution, apportionment, or allocation under Code Section 482. We will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s-length to avoid incurring a 100% excise tax on such transactions. There can be no assurance, however, that we will be able to comply with the 20% limitation or avoid application of the 100% excise tax.

If leases of our properties are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to the Operating Partnership by third party lessees and any TRS lessee that we may form in the future pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

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

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation, or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations, or administrative interpretations.

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us.

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2017:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	11	509,501	3.6%	$9,825	3.4%
Arizona	13	733,791	5.2%	15,751	5.5%
Arkansas	8	283,440	2.0%	4,401	1.5%
Colorado	5	129,620	1.0%	2,753	1.0%
Connecticut	1	72,022	0.5%	1,705	0.6%
Florida	24	470,914	3.4%	12,066	4.2%
Georgia	23	1,289,838	9.2%	27,457	9.6%
Illinois	4	187,673	1.3%	3,575	1.3%
Indiana	22	1,039,767	7.4%	18,283	6.4%
Kentucky	12	976,620	7.0%	16,028	5.6%
Louisiana	3	150,777	1.1%	5,680	2.0%
Maine	1	44,677	0.3%	1,298	0.5%
Maryland	3	166,594	1.2%	3,782	1.3%
Michigan	8	447,794	3.2%	9,713	3.4%
Minnesota	18	662,416	4.7%	13,143	4.6%
Mississippi	2	97,294	0.7%	2,466	0.9%
Missouri	2	69,184	0.5%	1,851	0.6%
Montana	3	185,085	1.3%	5,194	1.8%
Nebraska	13	979,303	7.0%	17,304	6.1%
New Mexico	2	53,029	0.4%	1,376	0.5%
New York	13	613,496	4.4%	14,242	5.0%
North Carolina	1	29,422	0.2%	634	0.2%
North Dakota	8	434,215	3.1%	7,612	2.7%
Ohio	12	650,319	4.6%	13,225	4.6%
Oklahoma	1	52,000	0.4%	480	0.2%
Pennsylvania	11	407,911	3.0%	5,518	1.9%
Tennessee	11	534,725	3.8%	10,149	3.6%
Texas	29	1,930,348	13.8%	46,850	16.4%
Washington	10	589,141	4.2%	7,994	2.8%
Wisconsin (3)	6	205,886	1.5%	5,315	1.8%
Total	280	13,996,802	100.0%	$285,670	100.0%

(1)	“GLA” means gross leasable area.

(2)	Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2017, by (b) 12.

(3)	Excludes leases related to the Company’s 108,843 square foot corporate office building.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our properties owned as of December 31, 2017, for the periods indicated.

Expiration (1)	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (3)
2018	115	412,406	2.9%	8,266	2.9%	$20.04
2019	105	539,574	3.9%	11,939	4.2%	22.13
2020	116	498,110	3.6%	10,548	3.7%	21.18
2021	160	688,399	4.9%	14,709	5.1%	21.37
2022	106	684,229	4.9%	16,300	5.7%	23.82
2023	87	594,185	4.2%	13,023	4.6%	21.92
2024	87	862,954	6.2%	17,524	6.1%	20.31
2025	132	1,027,311	7.3%	24,384	8.5%	23.74
2026	126	3,576,886	25.6%	71,566	25.1%	20.01
2027	78	1,362,904	9.7%	27,181	9.5%	19.94
Thereafter	104	3,199,457	22.9%	69,153	24.2%	21.61
Month to month (4)	44	73,781	0.5%	1,077	0.4%	14.60
Vacant	—	476,606	3.4%	—	—	—
Total / Weighted average	1,260	13,996,802	100.0%	$285,670	100.0%	$21.13

(1)	Excludes leases related to the Company’s 108,843 square foot corporate office building.

(2)	Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2017, by (b) 12.

(3)	Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2017, by (b) square footage under commenced leases as of December 31, 2017.

(4)	Includes 4 leases which expired on December 31, 2017, representing 0.1% of portfolio leasable square feet.

Tenants

As of December 31, 2017, our properties were 96.6% leased. No single tenant accounted for more than 5.6% of our total annualized base rent or 4.3% of total base revenue as of December 31, 2017; however, 18.7% of our total annualized base rent as of December 31, 2017 is from tenants affiliated with CHI.

The following table sets forth certain information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2017.

Tenant	# of Properties	Leased GLA	% GLA	Annualized Base Rent (1) (thousands)	% of Portfolio Annualized Rent
CHI - Nebraska	13	893,098	6.4%	$15,906	5.6%
CHI - KentuckyOne Health	11	744,101	5.3%	13,120	4.6%
Baylor Scott and White Health	2	268,639	1.9%	7,402	2.6%
US Oncology	6	256,988	1.8%	6,706	2.4%
CHI - St. Alexius (ND)	7	362,284	2.6%	6,239	2.2%
Northside Hospital (GA)	4	329,249	2.4%	6,018	2.1%
HonorHealth (AZ)	6	243,482	1.7%	5,768	2.0%
CHI - Franciscan (Seattle - Tacoma)	8	329,754	2.4%	5,594	2.0%
Great Falls Hospital (MT)	3	185,085	1.3%	5,194	1.8%
LifeCare	3	310,352	2.2%	5,021	1.8%
Total	63	3,923,032	28.0%	$76,968	27.1%

(1)	Calculated for each tenant as the monthly contracted base rent per the terms of such tenant’s lease, as of December 31, 2017, multiplied by 12.

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

Ground Leases

We lease the land upon which 78 of our properties are built, representing approximately 39.1% of our total leasable square feet and 36.9% of our annualized base revenue as of December 31, 2017. The ground leases subject these properties to certain restrictions. These restrictions may limit our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land. Restrictions may also include rights of first offer and refusal with respect to sales of the properties and may limit the types of medical procedures that may be performed at the facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Physicians Realty Trust

The Trust’s common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “DOC.” As of February 23, 2018, the Trust had 260 registered shareholders of record for the Trust’s common shares.

The following table sets forth, for the periods indicated, the high and low sale prices of the Trust’s common shares for the fiscal years ended December 31, 2016 and 2017, respectively, as reported on the NYSE, and the dividends declared by the Trust with respect to those periods.

2016	High	Low	Dividends (1)
First quarter	$18.90	$15.41	$0.225	(2)
Second quarter	$21.36	$17.83	$0.225	(3)
Third quarter	$22.03	$19.73	$0.225	(4)
Fourth quarter	$21.45	$17.12	$0.225	(5)

2017	High	Low	Dividends (1)
First quarter	$20.19	$18.18	$0.225	(6)
Second quarter	$21.85	$18.75	$0.230	(7)
Third quarter	$20.41	$17.38	$0.230	(8)
Fourth quarter	$19.03	$17.25	$0.230	(9)

(1)	Dividend information is for dividends declared with respect to that quarter.

(2)
On March 18, 2016, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2016. The dividend was paid on April 18, 2016 to common shareholders and OP Unit holders of record on April 1, 2016.

(3)
On June 23, 2016, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended June 30, 2016. The dividend was paid on July 18, 2016 to common shareholders and OP Unit holders of record on July 5, 2016.

(4)
On September 26, 2016, the Trust declared a cash dividend of $0.225 per common share for the quarterly period ended September 30, 2016. The dividend was paid on October 18, 2016 to common shareholders and OP Unit holders of record on October 6, 2016.

(5)
On December 22, 2016, the Trust declared a cash dividend of $0.225 per share for the quarter ending December 31, 2016. The dividend was paid on January 18, 2017 to common shareholders and OP Unit holders of record on January 5, 2017.

(6)
On March 17, 2017, the Trust declared a cash dividend of $0.225 per share for the quarterly period ended March 31, 2017. The dividend was paid on April 18, 2017 to common shareholders and OP Unit holders of record on April 5, 2017.

(7)
On June 12, 2017, the Trust declared a cash dividend of $0.230 per share for the quarterly period ended June 30, 2017. The dividend was paid on July 18, 2017 to common shareholders and OP Unit holders of record on July 3, 2017.

(8)
On September 21, 2017, the Trust declared a cash dividend of $0.230 per share for the quarterly period ended September 30, 2017. The dividend was paid on October 18, 2017 to common shareholders and OP Unit holders of record on October 3, 2017.

(9)
On December 21, 2017, the Trust declared a cash dividend of $0.230 per share for the quarterly period ended December 31, 2017. The dividend was paid on January 18, 2018 to common shareholders and OP Unit holders of record on January 3, 2018.

It has been the Trust’s policy to declare quarterly dividends to its shareholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Trustees.

Physicians Realty L.P.

There is no established public market for the OP Units or Series A Preferred Units. As of February 23, 2018, there were no holders of record and 187,396,618 OP Units outstanding, 181,932,401 of which were held by the Trust. As of February 23, 2018, there were 104,172 Series A Preferred Units outstanding. The following table sets forth, for the periods indicated, the distributions paid by the Operating Partnership to holders of its Series A Preferred Units and OP Units with respect to those periods.

2016	Distributions
First quarter	$0.225
Second quarter	$0.225
Third quarter	$0.225
Fourth quarter	$0.225

2017	Distributions
First quarter	$0.225
Second quarter	$0.230
Third quarter	$0.230
Fourth quarter	$0.230

All distributions paid by the Operating Partnership were declared and paid at the same time as dividends that were distributed by the Trust to common shareholders, except that holders of Series A Preferred Units received a 5% cumulative annual return.

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

The graph below compares the cumulative total return of our common shares, the Standard & Poor’s 500, and the MSCI US REIT Index (RMS), from July 19, 2013 (the date of our IPO) through December 31, 2017. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we joined the MSCI US REIT Index in November 2014 and therefore we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	7/19/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Physicians Realty Trust	$100.00	$112.34	$156.36	$167.80	$197.82	$196.89
Standard & Poor’s 500	$100.00	$110.29	$125.39	$127.13	$142.33	$173.40
MSCI US REIT (RMS)	$100.00	$91.70	$119.56	$122.57	$133.11	$139.86

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended December 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	8,265	(1)	$17.57	N/A	N/A
November 1, 2017 - November 30, 2017	—		—	N/A	N/A
December 1, 2017 - December 31, 2017	—		—	N/A	N/A
Total	8,265		$17.57	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Trust.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in this report.

We had no business operations prior to completion of the IPO and the formation transactions on July 24, 2013. The balance sheet data as of December 31, 2017, 2016, 2015, 2014, and 2013 reflects our financial condition. The notes to the consolidated financial statements refer, unless the context indicates otherwise, to the Company for the period July 24, 2013, the date of completion of the IPO and the related formation transactions, through December 31, 2017, and the Predecessor for all prior periods.

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

Physicians Realty Trust and Predecessor

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013 (1)
Statement of Operations Data
Revenues:
Rental revenues	$259,673	$186,301	$103,974	$46,397	$13,565
Expense recoveries	75,425	45,875	21,587	5,871	3,234
Interest income on real estate loans and other	8,486	8,858	3,880	1,066	246
Total revenues	343,584	241,034	129,441	53,334	17,045
Expenses:
Interest expense	47,008	23,864	10,636	6,907	4,295
General and administrative	22,957	18,397	14,908	11,440	3,214
Operating expenses	97,035	65,999	31,026	10,154	4,650
Depreciation and amortization	125,159	86,589	45,471	16,731	5,107
Acquisition expenses	16,744	14,778	14,893	10,897	1,938
Management fees	—	—	—	—	475
Impairment loss	965	—	—	1,750	—
Total expenses	309,868	209,627	116,934	57,879	19,679
Income (loss) before equity in income of unconsolidated entities and gain (loss) on sale of investment properties	33,716	31,407	12,507	(4,545)	(2,634)
Equity in income of unconsolidated entities	183	115	104	95	—
Gain (loss) on sale of investment properties	5,874	—	130	32	(2)
Net income (loss)	39,773	31,522	12,741	(4,418)	(2,636)
Net (income) loss attributable to noncontrolling interests:
Predecessor	—	—	—	—	576
Operating Partnership	(1,136)	(825)	(576)	695	470
Partially owned properties (2)	(491)	(716)	(377)	(314)	(71)
Net income (loss) attributable to controlling interest	38,146	29,981	11,788	(4,037)	(1,661)
Preferred distributions	(731)	(1,857)	(1,189)	—	—
Net income (loss) attributable to common shareholders	$37,415	$28,124	$10,599	$(4,037)	$(1,661)
Net income (loss) per share:
Basic	$0.23	$0.22	$0.15	$(0.12)	$(0.13)
Diluted	$0.23	$0.22	$0.15	$(0.12)	$(0.13)
Dividends and distributions declared per common share and OP Unit	$0.915	$0.900	$0.900	$0.900	$0.410

Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$4,045,388	$2,767,624	$1,579,483	$773,650	$227,539
Cash and cash equivalents	2,727	15,491	3,143	15,923	56,478
Tenant receivables, net	9,966	9,790	2,977	1,324	837
Other assets	106,302	95,187	53,283	15,806	5,901
Total assets	$4,164,383	$2,888,092	$1,638,886	$806,703	$290,755
Liabilities and Equity:
Credit facility	$324,394	$643,742	$389,375	$134,144	$—
Notes payable	966,603	224,330	—	—	—
Mortgage debt	186,471	123,083	94,240	77,091	40,716
Accounts payable	11,023	4,423	644	700	836
Dividends and distributions payable	43,804	32,179	20,783	16,548	5,681
Accrued expenses and other liabilities	56,405	42,287	24,473	6,140	2,685
Acquired lease intangible, net	15,702	9,253	5,950	2,871	—
Total liabilities	1,604,402	1,079,297	535,465	237,494	49,918
Redeemable noncontrolling interest – Series A Preferred Units (2016 and 2015) and partially owned properties	12,347	26,477	26,960	—	—
Total shareholders’ equity	2,473,172	1,738,451	1,021,132	534,730	204,904
Total noncontrolling interests	74,462	43,867	55,329	34,479	35,933
Total liabilities and equity	$4,164,383	$2,888,092	$1,638,886	$806,703	$290,755

(1)
Because our IPO and the formation transactions were completed on July 24, 2013 and we had no operations prior to completion of our IPO, the results of operations, for the year ended December 31, 2013 reflect the results of operations of the Predecessor from January 1, 2013 through July 23, 2013 and of the Company from July 24, 2013 through December 31, 2013.

(2)
An adjustment of $0.3 million and $0.1 million was required for net income attributable to redeemable noncontrolling interests for the year ended December 31, 2017 and December 31, 2016, respectively. No such adjustment was required for the year ended December 31, 2015.

Physicians Realty L.P. and Predecessor

	Year Ended December 31,
(in thousands, except per unit data)	2017	2016	2015	2014	2013 (1)
Statement of Operations Data
Revenues:
Rental revenues	$259,673	$186,301	$103,974	$46,397	$13,565
Expense recoveries	75,425	45,875	21,587	5,871	3,234
Interest income on real estate loans and other	8,486	8,858	3,880	1,066	246
Total revenues	343,584	241,034	129,441	53,334	17,045
Expenses:
Interest expense	47,008	23,864	10,636	6,907	4,295
General and administrative	22,957	18,397	14,908	11,440	3,214
Operating expenses	97,035	65,999	31,026	10,154	4,650
Depreciation and amortization	125,159	86,589	45,471	16,731	5,107
Acquisition expenses	16,744	14,778	14,893	10,897	1,938
Management fees	—	—	—	—	475
Impairment loss	965	—	—	1,750	—
Total expenses	309,868	209,627	116,934	57,879	19,679
Income (loss) before equity in income of unconsolidated entities and gain (loss) on sale of investment properties	33,716	31,407	12,507	(4,545)	(2,634)
Equity in income of unconsolidated entities	183	115	104	95	—
Gain (loss) on sale of investment properties	5,874	—	130	32	(2)
Net income (loss)	39,773	31,522	12,741	(4,418)	(2,636)
Net (income) loss attributable to noncontrolling interests:
Predecessor	—	—	—	—	576
Partially owned properties (2)	(491)	(716)	(377)	(314)	(71)
Net income (loss) attributable to controlling interest	39,282	30,806	12,364	(4,732)	(2,131)
Preferred distributions	(731)	(1,857)	(1,189)	—	—
Net income (loss) attributable to common unitholders	$38,551	$28,949	$11,175	$(4,732)	$(2,131)
Net income (loss) per unit:
Basic	$0.23	$0.22	$0.15	$(0.12)	$(0.13)
Diluted	$0.23	$0.22	$0.15	$(0.12)	$(0.13)
Dividends and distributions declared per common unit	$0.915	$0.900	$0.900	$0.900	$0.410

Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$4,045,388	$2,767,624	$1,579,483	$773,650	$227,539
Cash and cash equivalents	2,727	15,491	3,143	15,923	56,478
Tenant receivables, net	9,966	9,790	2,977	1,324	837
Other assets	106,302	95,187	53,283	15,806	5,901
Total assets	$4,164,383	$2,888,092	$1,638,886	$806,703	$290,755
Liabilities and Capital:
Credit facility	$324,394	$643,742	$389,375	$134,144	$—
Notes payable	966,603	224,330	—	—	—
Mortgage debt	186,471	123,083	94,240	77,091	40,716
Accounts payable	11,023	4,423	644	700	836
Dividends and distributions payable	43,804	32,179	20,783	16,548	5,681
Accrued expenses and other liabilities	56,405	42,287	24,473	6,140	2,685
Acquired lease intangible, net	15,702	9,253	5,950	2,871	—
Total liabilities	1,604,402	1,079,297	535,465	237,494	49,918
Redeemable noncontrolling interest – Series A Preferred Units (2016 and 2015) and partially owned properties	12,347	26,477	26,960	—	—
Total partners’ capital	2,547,016	1,781,593	1,066,583	568,457	240,214
Noncontrolling interest - partially owned properties	618	725	9,878	752	623
Total liabilities and capital	$4,164,383	$2,888,092	$1,638,886	$806,703	$290,755

(1)
Because the formation transactions were completed on July 24, 2013 and we had no operations prior to completion of the Trust’s IPO, the results of operations, for the year ended December 31, 2013 reflect the results of operations of the Predecessor from January 1, 2013 through July 23, 2013 and of the Company from July 24, 2013 through December 31, 2013.

(2)
An adjustment of $0.3 million and $0.1 million was required for net income attributable to redeemable noncontrolling interests for the year ended December 31, 2017 and December 31, 2016, respectively. No such adjustment was required for the year ended December 31, 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included in this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically located and affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. In particular, we believe the demand for healthcare will continue to increase as a result of the aging population as older persons generally utilize healthcare services at a rate well in excess of younger people. Our management team has significant public healthcare REIT experience and has long-established relationships with physicians, hospitals, and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, acute and post-acute care hospitals, as well as other real estate integral to healthcare providers. During 2017, we saw an increased level of competition for healthcare properties and, as a result, an increase in prices paid for them. In turn, this has had a negative impact on the initial cash yields on potential asset acquisitions. We seek to invest in stabilized medical facility assets with initial cash yields of 5.0% to 9.0%, although we invested in certain medical facility assets in 2017 with anticipated initial cash yields below 5.0% and we may invest in other medical facility assets with initial cash yields outside of this range. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.3 billion as of December 31, 2017. Since the date of our IPO through to December 31, 2017, our compounded annual growth rate was 120.0%. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, our growth rate decelerated in 2017 and we expect our annual growth rate to decelerate in the future.

As of December 31, 2017, our portfolio consisted of 280 healthcare properties located in 30 states with approximately 13,996,802 net leasable square feet, which were approximately 96.6% leased with a weighted average remaining lease term of approximately 8.3 years. As of December 31, 2017, approximately 85.1% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically located and affiliated with a hospital or other healthcare facility.

As of December 31, 2017, leases representing a percentage of our portfolio on the basis of leasable square feet will expire as follows:

Year (1)	Portfolio Lease Expirations
MTM (2)	0.5%
2018	2.9%
2019	3.9%
2020	3.6%
2021	4.9%
2022	4.9%
2023	4.2%
2024	6.2%
2025	7.3%
2026	25.6%
2027	9.7%
Thereafter	22.9%
Total	96.6%

(1)	“MTM” means month-to-month.

(2)	Includes 4 leases which expired on December 31, 2017, representing 0.1% of portfolio leasable square feet.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 90.8% of the annualized base rent payments from our properties as of December 31, 2017 are from absolute and triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.

Approximately 7.0% of the annualized base rent payments from our properties as of December 31, 2017 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

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

We may invest opportunistically in life science facilities, assisted living, and independent senior living facilities and in the longer term, senior housing properties, including skilled nursing. Consistent with our qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners, structured to comply with RIDEA.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of December 31, 2017, owned approximately 97.1% of the OP Units. As of February 23, 2018, we have 181,758,250 common shares outstanding.

2017 Investment Activity

During 2017, we completed acquisitions of 40 operating healthcare properties, 2 condominium units, and 1 parking deck, located in 15 states for an aggregate purchase price of approximately $1.37 billion. In addition, we funded $42.9 million of other investments, including the issuance of loans and buyouts of noncontrolling interests, resulting in total investments of $1.41 billion. Acquisitions are detailed in Note 3 to our consolidated financial statements included in Item 8 to this report.

Of the acquisitions completed during 2017, we acquired 8 healthcare properties as a result of the exercise of certain rights of first refusal, comprising approximately 1,402,872 net leasable square feet in three states for an aggregate purchase price of $677.7 million.

In addition, we completed several key financing transactions during fiscal year 2017, which are summarized under the heading “Liquidity and Capital Resources” below.

Recent Developments

On December 21, 2017, the Trust’s Board of Trustees authorized and we declared a cash distribution of $0.230 per common share and OP Unit for the quarterly period ended December 31, 2017. The distribution was paid on January 18, 2018 to common shareholders and OP Unit holders of record as of the close of business on January 3, 2018.

2018 Investment Activity

Since December 31, 2017, we have completed acquisitions of 2 healthcare properties for an aggregate purchase price of $98.7 million containing an aggregate of 220,140 net leasable square feet and disposed of one property for $1.4 million, resulting in no gain or loss. In addition, the Operating Partnership funded a $2.0 million loan through a separate transaction, resulting in aggregate investment activity of $100.7 million. Property acquisitions subsequent to January 1, 2018 are summarized below.

Property		Location	Acquisition Date	Investment (in thousands)
Hazelwood Medical Commons	(1)	Maplewood, MN	January 9, 2018	$70,702
Lee's Hill Medical Plaza		Fredericksburg, VA	January 23, 2018	28,000
Loan Investment		Pensacola, FL	February 16, 2018	2,000
				$100,702

(1)	The Company partially funded the purchase price of this acquisition by issuing a total of 104,172 Preferred OP Units valued at approximately $22.7 million in the aggregate on the date of issuance.

Assets Slated for Disposition

We consider 10 properties in four states, representing an aggregate of approximately 391,014 square feet of gross leasable area, to be slated for disposition as of December 31, 2017. These assets consist of five assets leased to entities who have succeeded to the interests of certain Foundation Healthcare, Inc. affiliates (“Former Foundation Assets”) and five additional properties which we believe no longer meet our core business strategy from a size, age, geography, or line of business perspective. No assurance can be made, however, that any or all of the properties will be sold, that the Company will receive the anticipated consideration for the sale of any or all of the properties, or as to the timing of any such sale or sales.

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

Interest income on real estate loans and other. Represents interest income on mezzanine loans, term loans, notes receivable, income generated on tenant improvements, changes in the fair value of derivative liabilities, and other. Interest income on the loans are recorded as earned based on the terms of the loans subject to evaluation of collectability risks.

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

Equity in income of unconsolidated entities. We recognize our 40% share of earnings and losses from the entity that owns the land under Crescent City Surgical Centre. During 2017 we had a 43% voting interest in the entity Desert Cove MOB, of which we bought the remaining interest on December 18, 2017. The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.

Gain or loss on sale of investment properties. Upon the sale of investment properties, gains or losses are recorded based upon the difference between the disposal sale price and the net book value of the asset.

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

Results of Operations

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016.

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016	Change	%
Revenues:
Rental revenues	$259,673	$186,301	$73,372	39.4
Expense recoveries	75,425	45,875	29,550	64.4
Interest income on real estate loans and other	8,486	8,858	(372)	(4.2)
Total revenues	343,584	241,034	102,550	42.5
Expenses:
Interest expense	47,008	23,864	23,144	97.0
General and administrative	22,957	18,397	4,560	24.8
Operating expenses	97,035	65,999	31,036	47.0
Depreciation and amortization	125,159	86,589	38,570	44.5
Acquisition expenses	16,744	14,778	1,966	13.3
Impairment loss	965	—	965	NM
Total expenses	309,868	209,627	100,241	47.8
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	33,716	31,407	2,309	7.4
Equity in income of unconsolidated entities	183	115	68	59.1
Gain on sale of investment properties	5,874	—	5,874	NM
Net income	$39,773	$31,522	$8,251	26.2
NM = Not Meaningful

Revenues

Total revenues increased $102.6 million, or 42.5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $73.4 million, or 39.4%, from $186.3 million for the year ended December 31, 2016 to $259.7 million for the year ended December 31, 2017. The increase in rental revenues primarily resulted from our 2017 and 2016 acquisitions which resulted in additional rental revenue of $35.4 million and $48.9 million, respectively. Revenues for the year ended December 31, 2017 were partially offset by declines in rental income recognized at the Kennewick medical office building located in Kennewick, Washington (the “Kennewick MOB”) of $7.4 million and at certain of our buildings formerly occupied by Foundation Healthcare of $2.7 million.

Expense recoveries. Expense recoveries increased $29.6 million, or 64.4%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in expense recoveries primarily resulted from our 2017 and 2016 acquisitions which resulted in additional expense recoveries of $12.1 million and $16.7 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $0.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Loan transactions completed during the prior twelve months resulted in $2.0 million of increased interest revenue, while other income decreased $1.6 million relative to the prior year due to the payoff of a real estate loan, and interest income from note receivables decreased $0.8 million which relates to a note that was paid off during January 2017.

Expenses

Total expenses increased by $100.2 million, or 47.8%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. An analysis of selected expenses follows.

Interest expense. Interest expense for the year ended December 31, 2017 was $47.0 million compared to $23.9 million for the year ended December 31, 2016, representing an increase of $23.1 million, or 97.0%. An increase of $15.5 million resulted from the issuance of our March 2017 and December 2017 public debt offerings, an increase of $3.8 million resulted from borrowings under the term loan provision of our unsecured credit facility, an increase of $2.2 million was the result of an increase in interest due to new mortgage debt, and an increase of $2.0 million resulted from the issuance of our 2016 senior notes.

General and administrative. General and administrative expenses increased $4.6 million or 24.8%, from $18.4 million during the year ended December 31, 2016 to $23.0 million during the year ended December 31, 2017. The increase is attributable to increased salaries and benefits, including non-cash share compensation of $1.1 million, increased office expenditures of $1.1 million, increased professional fees of $1.1 million, and increased travel expenditures of $0.5 million.

Operating expenses. Operating expenses increased $31.0 million or 47.0%, from $66.0 million during the year ended December 31, 2016 to $97.0 million during the year ended December 31, 2017. The increase is primarily due to our 2017 and 2016 property acquisitions which resulted in additional operating expenses of $13.5 million and $21.4 million, respectively, partially offset by a reduction in operating expenses associated with the previously existing portfolio.

Depreciation and amortization. Depreciation and amortization increased $38.6 million, or 44.5%, from $86.6 million during the year ended December 31, 2016 to $125.2 million during the year ended December 31, 2017. The increase is due to our 2017 and 2016 property acquisitions which resulted in additional depreciation and amortization of $18.8 million and $22.0 million, respectively, partially offset by a reduction in depreciation and amortization associated with the previously existing portfolio.

Acquisition expenses. Acquisition expenses increased $2.0 million, or 13.3%, from $14.8 million during the year ended December 31, 2016 to $16.7 million during the year ended December 31, 2017. During the twelve month periods ending December 31, 2017 and 2016, we acquired $1.2 billion and $735.8 million, respectively, of real estate that were considered business combinations and as such, the related acquisition costs were expensed.

Impairment loss. The Company recorded a $1.0 million impairment loss on one medical office building for the year ended December 31, 2017. No such impairment loss was recorded for the year ended December 31, 2016.

Equity in income of unconsolidated entity. The change in equity income from unconsolidated entity for the year ended December 31, 2016 compared to the year ended December 31, 2017 is not significant.

Gain on sale of properties. On April 7, 2017, the Company sold four properties with 80,292 net leasable square feet located in Georgia for approximately $18.2 million, recording a gain of $5.2 million. On December 18, 2017, the Company sold one property with 20,939 net leasable square feet located in Nebraska for approximately $2.5 million, recording a gain of $0.7 million. We did not dispose of any properties during the year ended December 31, 2016.

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

Expense recoveries. Expense recoveries increased $24.3 million, or 112.5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in expense recoveries primarily resulted from our 2016 and 2015 acquisitions which resulted in additional expense recoveries of $14.0 million and $10.2 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $5.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Loan transactions completed during 2016 resulted in $1.9 million of increased interest revenue, while other income increased $2.9 million relative to 2015 due to the buyout of a purchase option ($2.1 million) and the write-off of an expired contingent liability ($0.8 million).

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

Equity in income of unconsolidated entities. The change in equity income from unconsolidated entities for the year ended December 31, 2015 compared to the year ended December 31, 2016 is not significant.

Gain on sale of properties. On March 26, 2015, the Company sold a 20,329 square foot medical office building located in Ohio for approximately $1.6 million, resulting in an insignificant loss. On July 31, 2015, the Company sold a 26,783 square foot medical office building located in Michigan for approximately $1.5 million, recording a gain of $0.1 million. We did not dispose of any properties during the year ended December 31, 2016.

Cash Flows

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016 (in thousands).

	2017	2016
Cash provided by operating activities	$180,471	$127,197
Cash used in investing activities	(1,302,638)	(1,262,816)
Cash provided by financing activities	1,109,403	1,147,967
Increase (decrease) in cash and cash equivalents	$(12,764)	$12,348

Cash flows from operating activities. Cash flows provided by operating activities was $180.5 million during the twelve months ended December 31, 2017 compared to $127.2 million during the twelve months ended December 31, 2016, representing an increase of $53.3 million. This change is primarily attributable to the increased operating cash flows resulting from our 2017 and 2016 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $1.30 billion during the twelve months ended December 31, 2017 compared to cash flows used in investing activities of $1.26 billion during the twelve months ended December 31, 2016, representing a change of $39.8 million. The increase in cash flows used in investing activities was primarily attributable to our $31.8 million increase in acquisition activity over the prior year and cash used to fund real estate loans and notes totaling $28.9 million. These were partially offset by $20.4 million in proceeds on sale of investment property.

Cash flows from financing activities. Cash flows provided by financing activities was $1.11 billion during the twelve months ended December 31, 2017 compared to cash flows provided by financing activities of $1.15 billion during the twelve months ended December 31, 2016, representing a decrease of $38.6 million. The 2017 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $844.7 million, $927.0 million of proceeds from the credit facility, and $743.1 million from our issuance of senior notes. These were partially offset by the $1.2 billion of payoffs on our credit facility and $143.1 million of dividends paid.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015 (in thousands).

	2016	2015
Net cash provided by operating activities	$127,197	$59,352
Net cash used in investing activities	(1,262,816)	(799,716)
Net cash provided by financing activities	1,147,967	727,584
Increase (decrease) in cash and cash equivalents	$12,348	$(12,780)

Cash flows from operating activities. Cash flows provided by operating activities was $127.2 million during the twelve months ended December 31, 2016 compared to $59.4 million during the twelve months ended December 31, 2015, representing an increase of $67.8 million. This change is primarily attributable to the increased operating cash flows resulting from our 2016 and 2015 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $1.26 billion during the twelve months ended December 31, 2016 compared to cash flows used in investing activities of $799.7 million during the twelve months ended December 31, 2015, representing a change of $463.1 million. The increase in cash flows used in investing activities was primarily attributable to our $492.3 million increase in acquisition activity over the prior year, partially offset by reductions in cash used to fund real estate loans and notes totaling $32.7 million.

Cash flows from financing activities. Cash flows provided by financing activities was $1.15 billion during the twelve months ended December 31, 2016 compared to cash flows provided by financing activities of $727.6 million during the twelve months ended December 31, 2015, representing an increase of $420.4 million. The 2016 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $766.8 million, $1.18 billion of proceeds from the credit facility, and $225.0 million from our issuance of senior notes. These were partially offset by the $925.0 million of payoffs on our credit facility and $104.9 million of dividends paid.

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

Funds From Operations (FFO) and Normalized FFO

We believe that information regarding FFO is helpful to shareholders and potential investors because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP) before noncontrolling interests of holders of OP units, excluding preferred distributions, gains (or losses) on sales of depreciable operating property, impairment write-downs on depreciable assets, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs). Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition or that interpret the NAREIT definition differently than we do. The GAAP measure that we believe to be most directly comparable to FFO, net income, includes depreciation and amortization expenses, gains or losses on property sales, impairments, and noncontrolling interests. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from the operations of our properties. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (determined in accordance with GAAP) as presented in our financial statements. FFO does not represent cash generated from operating activities in accordance with GAAP, should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to make cash distributions to shareholders.

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Net income	$39,773	$31,522
Earnings per share - diluted	$0.23	$0.22

Net income	$39,773	$31,522
Net income attributable to noncontrolling interests - partially owned properties	(491)	(716)
Preferred distributions	(731)	(1,857)
Depreciation and amortization expense	125,022	86,501
Depreciation and amortization expense - partially owned properties	(531)	(683)
Gain on the sale of investment properties	(5,874)	—
Impairment loss	965	—
FFO applicable to common shares and OP Units	$158,133	$114,767
FFO per common share and OP Unit	$0.94	$0.88
Net change in fair value of derivative	150	(240)
Acquisition expenses	16,744	14,778
Net change in fair value of contingent consideration	(472)	(840)
Normalized FFO applicable to common shares and OP Units	$174,555	$128,465
Normalized FFO per common share and OP Unit	$1.04	$0.98

Weighted average number of common shares and OP Units outstanding	168,231,299	130,446,893

Normalized Funds Available for Distribution (FAD)

We use Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash compensation expense, straight-line rent adjustments, amortization of acquired above- or below-market leases and assumed debt, amortization of deferred financing costs, amortization of lease inducements, and recurring capital expenditures related to tenant improvements and leasing commissions, and includes cash payments from seller master leases and rent abatement payments. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from the Trust’s Normalized FFO to Normalized FAD (in thousands):

	Year Ended December 31,
	2017	2016
Net income	$39,773	$31,522
Normalized FFO applicable to common shares and OP Units	$174,555	$128,465

Normalized FFO applicable to common shares and OP Units	$174,555	$128,465
Non-cash share compensation expense	5,073	3,920
Straight-line rent adjustments	(16,202)	(16,226)
Amortization of acquired above/below-market leases/assumed debt	3,596	2,778
Amortization of lease inducements	1,309	892
Amortization of deferred financing costs	2,299	2,325
TI/LC and recurring capital expenditures	(15,319)	(8,087)
Seller master lease and rent abatement payments	973	1,032
Normalized FAD applicable to common shares and OP Units	$156,284	$115,099

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

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above- and below-market leases, and other non-cash and normalizing items. Other non-cash and normalizing items include items such as the amortization of lease inducements, and payments received from seller master leases and rent abatements. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. Our use of the term Cash NOI may not be comparable to that of other real estate companies, as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Year Ended December 31,
	2017	2016
Net income	$39,773	$31,522
General and administrative	22,957	18,397
Acquisition expenses	16,744	14,778
Depreciation and amortization	125,159	86,589
Interest expense	47,008	23,864
Net change in the fair value of derivative	150	(240)
Gain on the sale of investment properties	(5,874)	—
Impairment loss	965	—
NOI	$246,882	$174,910

NOI	$246,882	$174,910
Straight-line rent adjustments	(16,202)	(16,226)
Amortization of acquired above/below-market leases/assumed debt	3,596	2,778
Amortization of lease inducements	1,309	892
Seller master lease and rent abatement payments	973	1,032
Change in fair value of contingent consideration	(472)	(840)
Cash NOI	$236,086	$162,546

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) and Adjusted EBITDA

We define EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, and net change in the fair value of derivative financial instruments. We define Adjusted EBITDA as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, net change in the fair value of derivative financial instruments, acquisition expenses, non-cash share compensation, change in fair value of contingent consideration, and other normalizing items. We consider EBITDA and Adjusted EBITDA important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2017	2016
Net income	$39,773	$31,522
Depreciation and amortization	125,159	86,589
Interest expense	47,008	23,864
Net change in fair value of derivatives	150	(240)
EBITDA	$212,090	$141,735
Acquisition expenses	16,744	14,778
Non-cash share compensation expense	5,074	3,920
Change in fair value of contingent consideration	(472)	(840)
Impairment loss	965	—
Adjusted EBITDA	$234,401	$159,593

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

As of December 31, 2017, we had a total of $2.7 million of cash and cash equivalents and $753.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures, and scheduled debt maturities. We expect to satisfy our long-term liquidity needs through cash flow from operations, unsecured borrowings, issuances of equity and debt securities, and, in connection with acquisitions of additional properties, the issuance of OP Units of our Operating Partnership, and proceeds from select property dispositions and joint venture transactions.

Our ability to access capital in a timely and cost-effective manner is essential to the success of our business strategy as it affects our ability to satisfy existing obligations, including repayment of maturing indebtedness, and to make future investments and acquisitions. Factors such as general market conditions, interest rates, credit ratings on our debt and equity securities, expectations of our potential future earnings and cash distributions, and the market price of our common shares, each of which are beyond our control and vary or fluctuate over time, all impact our access to and cost of capital. In particular, to the extent interest rates continue to rise, we may experience a decline in the market price of our common shares, which may impact our decision to conduct equity offerings for capital raising purposes. We will likely also experience higher borrowing costs as interest rates rise, which may also impact our decisions to incur additional indebtedness or to engage in transactions for which we may need to fund through borrowing.

We expect to continue to utilize equity and debt financings to support our future growth and investment activity. For the twelve months ended December 31, 2017, we raised $750.0 million in senior unsecured notes, and decreased the outstanding balance on our primary unsecured revolving credit facility to $80.0 million. A summary of our key financing activities during fiscal year 2017 is included below.

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

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the investment. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management’s resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, borrowings, including under our unsecured revolving credit facility, or the proceeds from additional issuances of equity or debt securities.

While we intend to sell the 10 assets slated for disposition for other business reasons, we currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend either to repay in full at maturity the mortgage notes payable that have maturity balloon payments or to refinance such notes if we are able to obtain favorable terms and conditions.

We currently are in compliance with all debt covenants on our outstanding indebtedness.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one-year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2017, the Trust had an investment grade rating from Moody’s of Baa3 and from S&P of BBB- and as such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of December 31, 2017, we were in compliance with all financial covenants.

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

As of December 31, 2017, there were $80.0 million of borrowings outstanding under our unsecured revolving credit facility and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As of December 31, 2017, the Company has issued a letter of credit for $17.0 million with no outstanding balance. As defined by the Credit Agreement, as of December 31, 2017, the Trust had $753.0 million of near-term availability on our unsecured revolving credit facility without adding additional properties to the unencumbered borrowing base of assets.

Senior Notes

Senior Notes Issued in 2016

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

The note agreements covering the notes described above contain covenants that are substantially similar to those contained in the Credit Agreement, including financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur additional debt, make distributions or investments, incur liens and sell, transfer or dispose of assets. The note agreements also include customary representations and warranties and customary events of default substantially similar to those contained in the Credit Agreement.
2027 Senior Notes

On March 7, 2017, the Operating Partnership issued $400.0 million in aggregate principal amount of 4.30% Senior Notes due March 15, 2027 (the “2027 Senior Notes”) in a public offering (the “March Debt Offering”) through underwriters for whom J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc., and Jefferies LLC acted as representatives (the “Representatives”) pursuant to an underwriting agreement, dated March 2, 2017 (the “Underwriting Agreement”), among the Operating Partnership, the Trust, and the Representatives.

The 2027 Senior Notes were registered under the Securities Act on the Trust’s and the Operating Partnership’s automatic shelf registration statement on Form S-3ASR (File No. 333-216214), filed with the Commission on February 24, 2017.

The 2027 Senior Notes began accruing interest on March 7, 2017 and began paying interest semi-annually beginning September 15, 2017. The 2027 Senior Notes were sold at an issue price of 99.68% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $396.1 million. We used the net proceeds of the March Debt Offering to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

The 2027 Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the 2027 Senior Notes.

2028 Senior Notes

On December 1, 2017, the Operating Partnership issued $350.0 million in aggregate principal amount of 3.95% Senior Notes due January 15, 2028 (the “2028 Senior Notes”) in a public offering (the “December Debt Offering”) through underwriters for whom J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc., and Jefferies LLC acted as representatives (the “Representatives”) pursuant to an underwriting agreement, dated November 28, 2017 (the “Underwriting Agreement”), among the Operating Partnership, the Trust, and the Representatives.

The 2028 Senior Notes were registered under the Securities Act on the Trust’s and the Operating Partnership’s automatic shelf registration statement on Form S-3ASR (File No. 333-216214), filed with the Commission on February 24, 2017.

The 2028 Senior Notes began accruing interest on December 1, 2017 and will begin paying interest semi-annually on July 15, 2018. The 2028 Senior Notes were sold at an issue price of 99.78% of their face value, before the underwriters’ discount. The net proceeds of the Offering were approximately $347.0 million, after deducting the underwriting discount and estimated offering expenses of the Trust and the Operating Partnership. We used the net proceeds of the December Debt Offering (i) to repay outstanding indebtedness under its unsecured revolving credit facility and (ii) for general corporate purposes, including, without limitation, working capital and investment in real estate.

The 2028 Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the 2028 Senior Notes.

Senior Notes Summary

As of December 31, 2017, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, as follows: (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, (v) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (vi) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, (vii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027, (viii) $400.0 million aggregate principal amount of 4.30% Senior Notes, due March 15, 2027, and (ix) $350.0 million aggregate principal amount of 3.95% Senior Notes due January 15, 2028.

The Senior Notes are the senior unsecured indebtedness of the Operating Partnership and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness. As a result, the Senior Notes effectively are subordinated in right of payment to all of the Operating Partnership’s existing and future secured indebtedness (to the extent of the value of the collateral securing such indebtedness), and all mortgages, preferred equity, and indebtedness and other liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries. The Operating Partnership’s obligations under the Senior Notes are fully and unconditionally guaranteed by the Trust.

The note agreements covering the notes contain covenants that are substantially similar to those contained in the Credit Agreement, including financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur additional debt, make distributions or investments, incur liens and sell, transfer, or dispose of assets. The note agreements also include customary representations and warranties and customary events of default substantially similar to those contained in the Credit Agreement.

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

In July 2017, the Trust completed a follow-on public offering of 21,500,000 common shares of beneficial interest, including 1,500,000 common shares issued upon partial exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $420.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “2016 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “2016 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300 million, through the Agents (the “2016 ATM Program”). The offering of the common shares from time to time were registered pursuant to the Trust’s Registration Statement on Form S-3ASR (File No. 333-205034), which became automatically effective upon filing with the Commission on June 17, 2015, as amended by Post-Effective Amendment No. 1 to the Registration Statement on Form S-3ASR, filed by the Trust with the Commission on January 19, 2016. In accordance with the 2016 Sales Agreements, the Trust may offer and sell its common shares through any of the 2016 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the NYSE or other existing market, or sales made to or through a market maker. With the Trust’s express written consent, sales also may be made in negotiated transactions or any other method permitted by law.

During 2017, the Trust’s issuance and sale of common shares pursuant to the 2016 ATM Program is as follows (in thousands, except common shares and price):

	2017
	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	—	$—	$—
Quarterly period ended June 30	4,150,000	20.07	82,440
Quarterly period ended September 30	—	—	—
Quarterly period ended December 31	2,197,914	18.39	40,011
Year ended December 31	6,347,914	$19.48	$122,451

As of February 23, 2018, we have $168.2 million remaining available under the 2016 ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of February 23, 2018, we have issued 47,633 common shares under the DRIP since its inception.

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

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the consolidated statements of income as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators, adjustments relating to amortization of lease inducements and above/below-market leases, and rent abatements. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Purchase of Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired assets and assumed liabilities, including identified intangible assets and liabilities, based upon their relative fair values at the date of acquisition. A property acquired with an existing lease is accounted for as a business combination pursuant to the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.

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

In recording identified intangible assets and liabilities in connection with a business combination, the value of above- or below-market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

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

We calculate the fair value of any long-term debt assumed by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which it would be expected to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

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

Real Estate Investment Properties and Identified Intangible Assets

We are required to make subjective assessments of the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. Real estate investment properties and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Medical office buildings are depreciated over their estimated useful lives, ranging up to 50 years, using the straight-line method. Tenant improvements and in-place leases are amortized over the lease life of the in-place leases or the tenant’s respective lease term. Cost of maintenance and repairs are charged to expense when incurred.

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC Topic 360, Property, Plant & Equipment (“ASC 360”), to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful life should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investment will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investment and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows is based on a number of factors including the historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates, and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recorded. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell.

Revenue

We recognize rental revenues in accordance with ASC 840, Leases (“ASC 840”). ASC 840 requires that rental revenue and adjustments relating to lease inducements and above- and below-market leases, be recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due are included in other assets on the consolidated balance sheets. If we determine the collectability of straight-line rents is not reasonably assured, we limit future recognition to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

Expense recoveries related to tenant reimbursement for real estate taxes, insurance, and other operating expenses are recognized as expense recoveries revenue in the period the applicable expenses are incurred. The reimbursements are recognized at gross, as we are generally the primary obligor with respect to real estate taxes and purchasing goods and services from third party suppliers, have discretion in selecting the supplier, and bear the credit risk.

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

REIT Qualification Requirements

We are subject to a number of operational and organizational requirements necessary to qualify and maintain our qualification as a REIT. If we fail to qualify as a REIT or fail to remain qualified as a REIT in any taxable year, our income would be subject to federal income tax at regular corporate rates and potentially increased state and local taxes and we could incur substantial tax liabilities which could have an adverse impact upon our results of operations, liquidity, and distributions to our shareholders.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet debt.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2017:

		By Period (in thousands)
	Total	Less than 1 Year	2019-2020	2021-2022	2023 and Thereafter
Principal (1)	$1,491,679	$54,775	$154,753	$33,426	$1,248,725
Interest – fixed rate debt (1)	460,308	47,500	103,813	100,607	208,388
Interest – variable rate debt (1)	21,441	7,967	13,474	—	—
Ground leases and other operating leases	132,203	2,678	5,153	5,148	119,224
Total	$2,105,631	$112,920	$277,193	$139,181	$1,576,337

(1)	Obligations shown represent 100% of debt service and do not reflect joint venture interests.

Inflation

Historically, inflation has not had a significant impact on the operating performance of our properties. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our lease agreements also require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes, and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

Seasonality

Our business has not been and we do not expect it to become subject to material seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. Our derivative instruments consist of five interest rate swaps. See Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives) to our consolidated financial statements included in Item 8 to this report for further detail on our interest rate swaps.

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

Fixed Interest Rate Debt

As of December 31, 2017, our consolidated fixed interest rate debt totaled $1.1 billion, which represented 76.0% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 92.7% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of December 31, 2017, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2017. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of December 31, 2017, our consolidated variable interest rate debt totaled $358.5 million, which represented 24.0% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 7.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $108.5 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of December 31, 2017 would change by approximately $1.1 million annually.

Derivative Instruments

As of December 31, 2017, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of December 31, 2017, we had total consolidated indebtedness of approximately $1.5 billion. The weighted average interest rate on our consolidated indebtedness was 3.93% (based on the 30-day LIBOR rate as of December 31, 2017, of 1.49%). As of December 31, 2017, we had approximately $108.5 million, or approximately 7.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2017 (in thousands):

	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$80,000	Floating	LIBOR + 1.20%	9/18/2020
Senior Unsecured Term Loan (1)	250,000	Fixed	2.87%	6/10/2023
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
March 2017 Notes	400,000	Fixed	4.30%	3/15/2027
December 2017 Notes	350,000	Fixed	3.95%	1/15/2028
Peachtree Parking Deck	17,000	Fixed	3.00%	1/5/2020
Mid Coast Hospital Medical Office Building (2)	7,009	Floating	LIBOR + 2.25%	5/16/2018
Valley West Hospital Medical Office Building	4,531	Fixed	4.83%	12/1/2020
Oklahoma City, OK Medical Office Building	7,101	Fixed	4.71%	1/10/2021
Crescent City Surgical Center	18,750	Fixed	5.00%	1/23/2019
San Antonio, TX Hospital	7,691	Fixed	5.00%	6/26/2022
Savage Medical Office Building	5,449	Fixed	5.50%	2/1/2022
St. Luke's Cornwall MOB	9,500	Floating	LIBOR + 3.25%	2/26/2018
Columbia MOB	12,000	Floating	LIBOR + 3.25%	3/21/2018
Honor Health - Scottsdale Hospital	10,000	Fixed	5.41%	7/2/2018
St. Vincent Fishers Medical Center	44,000	Fixed	4.00%	1/10/2020
CareMount Medical- Lake Katrine	26,039	Fixed	4.63%	11/6/2024
Gwinnett Physicians Center	17,610	Fixed	4.83%	12/1/2022
Total principal	1,491,680
Unamortized deferred financing cost	(7,808)
Unamortized discount	(6,663)
Unamortized fair value adjustment	259
Total	$1,477,468

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Physicians Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Chicago, Illinois
March 1, 2018

Report of Independent Registered Public Accounting Firm
To the Partners of Physicians Realty L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Physicians Realty L.P. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Chicago, Illinois
March 1, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on Internal Control over Financial Reporting
We have audited Physicians Realty Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Physicians Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Physicians Realty Trust at December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting include in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Chicago, Illinois
March 1, 2018

Physicians Realty Trust
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Investment properties:
Land and improvements	$217,695	$189,759
Building and improvements	3,568,858	2,402,643
Tenant improvements	23,056	14,133
Acquired lease intangibles	458,713	301,462
	4,268,322	2,907,997
Accumulated depreciation	(300,458)	(181,785)
Net real estate property	3,967,864	2,726,212
Real estate loans receivable	76,195	39,154
Investment in unconsolidated entities	1,329	2,258
Net real estate investments	4,045,388	2,767,624
Cash and cash equivalents	2,727	15,491
Tenant receivables, net	9,966	9,790
Other assets	106,302	95,187
Total assets	$4,164,383	$2,888,092
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$324,394	$643,742
Notes payable	966,603	224,330
Mortgage debt	186,471	123,083
Accounts payable	11,023	4,423
Dividends and distributions payable	43,804	32,179
Accrued expenses and other liabilities	56,405	42,287
Acquired lease intangibles, net	15,702	9,253
Total liabilities	1,604,402	1,079,297

Redeemable noncontrolling interest - Series A Preferred Units (2016) and partially owned properties	12,347	26,477

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 181,440,051 and 135,966,013 common shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,814	1,360
Additional paid-in capital	2,772,823	1,920,644
Accumulated deficit	(315,417)	(197,261)
Accumulated other comprehensive income	13,952	13,708
Total shareholders’ equity	2,473,172	1,738,451
Noncontrolling interests:
Operating Partnership	73,844	43,142
Partially owned properties	618	725
Total noncontrolling interests	74,462	43,867
Total equity	2,547,634	1,782,318
Total liabilities and equity	$4,164,383	$2,888,092

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(in thousands, except share and per share data)

	December 31,
	2017	2016	2015
Revenues:
Rental revenues	$259,673	$186,301	$103,974
Expense recoveries	75,425	45,875	21,587
Interest income on real estate loans and other	8,486	8,858	3,880
Total revenues	343,584	241,034	129,441
Expenses:
Interest expense	47,008	23,864	10,636
General and administrative	22,957	18,397	14,908
Operating expenses	97,035	65,999	31,026
Depreciation and amortization	125,159	86,589	45,471
Acquisition expenses	16,744	14,778	14,893
Impairment loss	965	—	—
Total expenses	309,868	209,627	116,934
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	33,716	31,407	12,507
Equity in income of unconsolidated entities	183	115	104
Gain on sale of investment properties	5,874	—	130
Net income	39,773	31,522	12,741
Net income attributable to noncontrolling interests:
Operating Partnership	(1,136)	(825)	(576)
Partially owned properties (1)	(491)	(716)	(377)
Net income attributable to controlling interest	38,146	29,981	11,788
Preferred distributions	(731)	(1,857)	(1,189)
Net income attributable to common shareholders	$37,415	$28,124	$10,599
Net income per share:
Basic	$0.23	$0.22	$0.15
Diluted	$0.23	$0.22	$0.15
Weighted average common shares:
Basic	163,123,109	126,143,114	72,750,724
Diluted	168,231,299	130,466,893	76,792,073
Dividends and distributions declared per common share and OP unit	$0.915	$0.900	$0.900

(1)
An adjustment of $0.3 million and $0.1 million was required for net income attributable to redeemable noncontrolling interests for the year ended December 31, 2017 and December 31, 2016, respectively. No such adjustment was required for the year ended December 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2017	2016	2015
Net income	$39,773	$31,522	$12,741
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	244	13,708	—
Total other comprehensive income	244	13,708	—
Comprehensive income	40,017	45,230	12,741
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(1,143)	(1,162)	(576)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(491)	(716)	(377)
Comprehensive income attributable to common shareholders	$38,383	$43,352	$11,788

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(in thousands)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$508	$586,019	$(51,797)	$—	$534,730	$33,727	$752	$34,479	$569,209
Net proceeds from sale of common shares	361	544,756	—	—	545,117	—	—	—	545,117
Restricted share award grants, net	1	3,191	(284)	—	2,908	—	—	—	2,908
Purchase of OP Units	—	—	—	—	—	(1,088)	—	(1,088)	(1,088)
Conversion of OP Units	—	171	—	—	171	(171)	—	(171)	—
Dividends/distributions declared	—	—	(67,542)	—	(67,542)	(3,344)	—	(3,344)	(70,886)
Preferred distributions	—	—	(1,189)	—	(1,189)	—	—	—	(1,189)
Issuance of OP Units in connection with acquisition	—	—	—	—	—	10,973	—	10,973	10,973
Contributions	—	—	—	—	—	—	8,962	8,962	8,962
Distributions	—	—	—	—	—	—	(213)	(213)	(213)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(73)	—	—	(73)	—	—	—	(73)
Net income	—	—	11,788	—	11,788	576	377	953	12,741
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(4,778)	—	—	(4,778)	4,778	—	4,778	—
Balance at December 31, 2015	870	1,129,286	(109,024)	—	1,021,132	45,451	9,878	55,329	1,076,461
Net proceeds from sale of common shares	473	766,368	—	—	766,841	—	—	—	766,841
Restricted share award grants, net	1	4,893	(460)	—	4,434	—	—	—	4,434
Purchase of OP Units	—	—	—	—	—	(3,671)	—	(3,671)	(3,671)
Conversion of OP Units	6	11,613	—	—	11,619	(11,619)	—	(11,619)	—
Dividends/distributions declared	—	—	(115,901)	—	(115,901)	(3,106)	—	(3,106)	(119,007)
Preferred distributions	—	—	(1,857)	—	(1,857)	—	—	—	(1,857)
Issuance of common shares and OP Units in connection with acquisitions	10	17,069	—	—	17,079	6,869	(100)	6,769	23,848
Contributions	—	—	—	—	—	—	50	50	50
Distributions	—	—	—	—	—	—	(543)	(543)	(543)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(245)	—	—	(245)	—	—	—	(245)
Reclassification of Noncontrolling Interest - partially owned properties	—	—	—	—	—	—	(8,514)	(8,514)	(8,514)
Buyout of Noncontrolling Interests - partially owned property	—	53	—	—	53	—	(664)	(664)	(611)
Change in fair value of interest rate swap agreements	—	—	—	13,708	13,708	—	—	—	13,708
Net income	—	—	29,981	—	29,981	825	618	1,443	31,424
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(8,393)	—	—	(8,393)	8,393	—	8,393	—
Balance at December 31, 2016	1,360	1,920,644	(197,261)	13,708	1,738,451	43,142	725	43,867	1,782,318
Net proceeds from sale of common shares	451	844,218	—	—	844,669	—	—	—	844,669
Restricted share award grants, net	2	4,103	(284)	—	3,821	—	—	—	3,821
Purchase of OP Units	—	—	—	—	—	(3,886)	—	(3,886)	(3,886)
Conversion of OP Units	1	929	—	—	930	(930)	—	(930)	—
Dividends/distributions declared	—	—	(153,970)	—	(153,970)	(4,867)	—	(4,867)	(158,837)
Preferred distributions	—	—	(731)	—	(731)	—	—	—	(731)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	44,259	—	44,259	44,259
Contributions	—	—	—	—	—	—	47	47	47
Distributions	—	—	—	—	—	—	(321)	(321)	(321)
Buyout of Noncontrolling Interests - partially owned properties	—	(2,800)	—	—	(2,800)	719	(24)	695	(2,105)
Change in fair value of interest rate swap agreements and redeemable equity - property	—	—	(1,317)	244	(1,073)	—	—	—	(1,073)
Net income	—	—	38,146	—	38,146	1,136	191	1,327	39,473
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	5,729	—	—	5,729	(5,729)	—	(5,729)	—
Balance at December 31, 2017	$1,814	$2,772,823	$(315,417)	$13,952	$2,473,172	$73,844	$618	$74,462	$2,547,634

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$39,773	$31,522	$12,741
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	125,159	86,589	45,471
Amortization of deferred financing costs	2,299	2,325	1,373
Amortization of lease inducements and above/below-market lease intangibles	5,083	3,906	2,577
Straight-line rental revenue/expense	(16,202)	(16,226)	(9,000)
Amortization of unsecured bond discount	277	—	—
Amortization of above-market assumed debt	(178)	(236)	(173)
Gain on sale of investment properties	(5,874)	—	(130)
Equity in income of unconsolidated entities	(183)	(115)	(104)
Distribution from unconsolidated entities	210	82	106
Change in fair value of derivatives	150	(240)	(166)
Provision for bad debts	123	2,310	69
Non-cash share compensation	6,695	5,672	3,798
Net change in fair value of contingent consideration	(472)	(840)	—
Impairment on investment properties	965	—	—
Change in operating assets and liabilities:
Tenant receivables	(2,988)	(10,058)	(2,836)
Other assets	(533)	(19,230)	(2,630)
Accounts payable	6,600	3,779	(56)
Accrued expenses and other liabilities	19,567	37,957	8,312
Net cash provided by operating activities	180,471	127,197	59,352
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	20,397	—	3,039
Acquisition of investment properties, net	(1,268,442)	(1,240,438)	(752,807)
Acquisition of non-controlling interests	(8,469)	(4,690)	—
Escrowed cash—acquisition deposits/earnest deposits	(1,280)	(1,157)	2,000
Capital expenditures on existing investment properties	(23,243)	(11,304)	(4,988)
Pay down of contingent consideration	(156)	(483)	(999)
Real estate loans receivable	(39,063)	(10,207)	(22,359)
Note receivable	—	—	(20,545)
Repayment of real estate loan receivable	4,711	11,336	—
Repayment of note receivable	16,423	4,118	—
Leasing commissions	(1,449)	(1,034)	(579)
Lease inducements	(2,067)	(8,957)	(2,478)
Net cash used in investing activities	(1,302,638)	(1,262,816)	(799,716)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	844,669	766,841	545,117
Proceeds from credit facility borrowings	927,000	1,181,000	620,000
Payment on credit facility borrowings	(1,248,000)	(925,000)	(363,000)
Proceeds from issuance of mortgage debt	61,000	39,500	—
Proceeds from issuance of senior unsecured notes	743,060	225,000	—
Principal payments on mortgage debt	(41,503)	(10,232)	(2,022)
Debt issuance costs	(1,589)	(4,816)	(3,105)
Dividends paid - shareholders	(143,108)	(104,908)	(63,720)
Distributions to noncontrolling interest - Operating Partnership	(4,388)	(3,162)	(3,216)
Preferred distributions paid - OP Unit holder	(600)	(1,508)	(563)
Contributions to noncontrolling interest	47	—	—
Distributions to noncontrolling interest - partially owned properties	(748)	(543)	(213)
Payments of employee taxes for withheld stock based compensation shares	(2,590)	(778)	(606)
Purchase of Series A Preferred Units	(19,961)	(9,756)	—
Purchase of OP Units	(3,886)	(3,671)	(1,088)
Net cash provided by financing activities	1,109,403	1,147,967	727,584
Net (decrease) increase in cash and cash equivalents	(12,764)	12,348	(12,780)
Cash and cash equivalents, beginning of year	15,491	3,143	15,923
Cash and cash equivalents, end of year	$2,727	$15,491	$3,143
Supplemental disclosure of cash flow information - interest paid during the year	$38,781	$17,151	$9,550
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements and redeemable equity - property	$244	$13,708	$—
Supplemental disclosure of noncash activity - assumed debt	$43,989	$—	$18,690
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$44,978	$6,769	$40,376
Supplemental disclosure of noncash activity - contingent consideration	$765	$156	$2,718
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Investment properties:
Land and improvements	$217,695	$189,759
Building and improvements	3,568,858	2,402,643
Tenant improvements	23,056	14,133
Acquired lease intangibles	458,713	301,462
	4,268,322	2,907,997
Accumulated depreciation	(300,458)	(181,785)
Net real estate property	3,967,864	2,726,212
Real estate loans receivable	76,195	39,154
Investment in unconsolidated entities	1,329	2,258
Net real estate investments	4,045,388	2,767,624
Cash and cash equivalents	2,727	15,491
Tenant receivables, net	9,966	9,790
Other assets	106,302	95,187
Total assets	$4,164,383	$2,888,092
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$324,394	$643,742
Notes payable	966,603	224,330
Mortgage debt	186,471	123,083
Accounts payable	11,023	4,423
Dividends and distributions payable	43,804	32,179
Accrued expenses and other liabilities	56,405	42,287
Acquired lease intangibles, net	15,702	9,253
Total liabilities	1,604,402	1,079,297

Redeemable noncontrolling interest - Series A Preferred Units (2016) and partially owned properties	12,347	26,477

Capital:
Partners’ capital:
General partners’ capital, 181,440,051 and 135,966,013 units issued and outstanding as of December 31, 2017 and 2016, respectively	2,459,220	1,724,743
Limited partners’ capital, 5,364,632 and 3,436,207 units issued and outstanding as of December 31, 2017 and 2016, respectively	73,844	43,142
Accumulated other comprehensive income	13,952	13,708
Total partners’ capital	2,547,016	1,781,593
Noncontrolling interest - partially owned properties	618	725
Total capital	2,547,634	1,782,318
Total liabilities and capital	$4,164,383	$2,888,092

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(in thousands, except unit and per unit data)

	December 31,
	2017	2016	2015
Revenues:
Rental revenues	$259,673	$186,301	$103,974
Expense recoveries	75,425	45,875	21,587
Interest income on real estate loans and other	8,486	8,858	3,880
Total revenues	343,584	241,034	129,441
Expenses:
Interest expense	47,008	23,864	10,636
General and administrative	22,957	18,397	14,908
Operating expenses	97,035	65,999	31,026
Depreciation and amortization	125,159	86,589	45,471
Acquisition expenses	16,744	14,778	14,893
Impairment loss	965	—	—
Total expenses	309,868	209,627	116,934
Income before equity in income of unconsolidated entities and gain on sale of investment property	33,716	31,407	12,507
Equity in income of unconsolidated entities	183	115	104
Gain on sale of investment properties	5,874	—	130
Net income	39,773	31,522	12,741
Net income attributable to noncontrolling interests - partially owned properties (1)	(491)	(716)	(377)
Net income attributable to controlling interest	39,282	30,806	12,364
Preferred distributions	(731)	(1,857)	(1,189)
Net income attributable to common unitholders	$38,551	$28,949	$11,175
Net income per common unit:
Basic	$0.23	$0.22	$0.15
Diluted	$0.23	$0.22	$0.15
Weighted average common units:
Basic	167,963,076	129,835,209	76,459,218
Diluted	168,231,299	130,466,893	76,792,073
Distributions declared per common unit	$0.915	$0.900	$0.900

(1)
An adjustment of $0.3 million and $0.1 million was required for net income attributable to redeemable noncontrolling interests for the year ended December 31, 2017 and December 31, 2016, respectively. No such adjustment was required for the year ended December 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2017	2016	2015
Net income	$39,773	$31,522	$12,741
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	244	13,708	—
Total other comprehensive income	244	13,708	—
Comprehensive income	40,017	45,230	12,741
Comprehensive income attributable to noncontrolling interests - partially owned properties	(491)	(716)	(377)
Comprehensive income attributable to common unitholders	$39,526	$44,514	$12,364

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(in thousands)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2015	$534,730	$33,727	$—	$568,457	$752	$569,209
Net proceeds from sale of Trust common shares and issuance of common units	545,117	—	—	545,117	—	545,117
Trust restricted share award grants, net	2,908	—	—	2,908	—	2,908
Purchase of OP Units	—	(1,088)	—	(1,088)	—	(1,088)
Conversion of OP Units	171	(171)	—	—	—	—
OP Units - distributions	(67,542)	(3,344)	—	(70,886)	—	(70,886)
Preferred distributions	(1,189)	—	—	(1,189)	—	(1,189)
Issuance of OP Units in connection with acquisition	—	10,973	—	10,973	—	10,973
Contributions	—	—	—	—	8,962	8,962
Distributions	—	—	—	—	(213)	(213)
Change in market value of Redeemable Limited Partners	(73)	—	—	(73)	—	(73)
Net income	11,788	576	—	12,364	377	12,741
Adjustments for Limited Partners ownership in Operating Partnership	(4,778)	4,778	—	—	—	—
Balance at December 31, 2015	1,021,132	45,451	—	1,066,583	9,878	1,076,461
Net proceeds from sale of Trust common shares and issuance of common units	766,841	—	—	766,841	—	766,841
Trust restricted share award grants, net	4,434	—	—	4,434	—	4,434
Purchase of OP Units	—	(3,671)	—	(3,671)	—	(3,671)
Conversion of OP Units	11,619	(11,619)	—	—	—	—
OP Units - distributions	(115,901)	(3,106)	—	(119,007)	—	(119,007)
Preferred distributions	(1,857)	—	—	(1,857)	—	(1,857)
Issuance of OP Units in connection with acquisition	17,079	6,869	—	23,948	(100)	23,848
Contributions	—	—	—	—	50	50
Distributions	—	—	—	—	(543)	(543)
Change in market value of Redeemable Limited Partners	(245)	—	—	(245)	—	(245)
Reclassification of Noncontrolling Interest - partially owned properties	—	—	—	—	(8,514)	(8,514)
Buyout of Noncontrolling Interest - partially owned properties	53	—	—	53	(664)	(611)
Change in fair value of interest rate swap agreements	—	—	13,708	13,708	—	13,708
Net income	29,981	825	—	30,806	618	31,424
Adjustments for Limited Partners ownership in Operating Partnership	(8,393)	8,393	—	—	—	—
Balance at December 31, 2016	1,724,743	43,142	13,708	1,781,593	725	1,782,318
Net proceeds from sale of Trust common shares and issuance of common units	844,669	—	—	844,669	—	844,669
Trust Restricted share award grants, net	3,821	—	—	3,821	—	3,821
Purchase of OP Units	—	(3,886)	—	(3,886)	—	(3,886)
Conversion of OP Units	930	(930)	—	—	—	—
OP Units - distributions	(153,970)	(4,867)	—	(158,837)	—	(158,837)
Preferred distributions	(731)	—	—	(731)	—	(731)
Issuance of OP Units in connection with acquisition	—	44,259	—	44,259	—	44,259
Contributions	—	—	—	—	47	47
Distributions	—	—	—	—	(321)	(321)
Buyout of Noncontrolling Interest - partially owned properties	(2,800)	719	—	(2,081)	(24)	(2,105)
Change in fair value of interest rate swap agreements and redeemable equity - property	(1,317)	—	244	(1,073)	—	(1,073)
Net income	38,146	1,136	—	39,282	191	39,473
Adjustments for Limited Partners ownership in Operating Partnership	5,729	(5,729)	—	—	—	—
Balance at December 31, 2017	$2,459,220	$73,844	$13,952	$2,547,016	$618	$2,547,634

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$39,773	$31,522	$12,741
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	125,159	86,589	45,471
Amortization of deferred financing costs	2,299	2,325	1,373
Amortization of lease inducements and above/below-market lease intangibles	5,083	3,906	2,577
Straight-line rental revenue/expense	(16,202)	(16,226)	(9,000)
Amortization of unsecured bond discount	277	—	—
Amortization of above-market assumed debt	(178)	(236)	(173)
Gain on sale of investment properties	(5,874)	—	(130)
Equity in income of unconsolidated entities	(183)	(115)	(104)
Distribution from unconsolidated entities	210	82	106
Change in fair value of derivatives	150	(240)	(166)
Provision for bad debts	123	2,310	69
Non-cash share compensation	6,695	5,672	3,798
Net change in fair value of contingent consideration	(472)	(840)	—
Impairment on investment properties	965	—	—
Change in operating assets and liabilities:
Tenant receivables	(2,988)	(10,058)	(2,836)
Other assets	(533)	(19,230)	(2,630)
Accounts payable	6,600	3,779	(56)
Accrued expenses and other liabilities	19,567	37,957	8,312
Net cash provided by operating activities	180,471	127,197	59,352
Cash Flows from Investing Activities:
Proceeds on sales of investment property	20,397	—	3,039
Acquisition of investment properties, net	(1,268,442)	(1,240,438)	(752,807)
Acquisition of non-controlling interests	(8,469)	(4,690)	—
Escrowed cash—acquisition deposits/earnest deposits	(1,280)	(1,157)	2,000
Capital expenditures on existing investment properties	(23,243)	(11,304)	(4,988)
Pay down of contingent consideration	(156)	(483)	(999)
Real estate loans receivable	(39,063)	(10,207)	(22,359)
Repayment of real estate loan receivable	4,711	11,336	—
Note receivable	—	—	(20,545)
Repayment of note receivable	16,423	4,118	—
Leasing commissions	(1,449)	(1,034)	(579)
Lease Inducements	(2,067)	(8,957)	(2,478)
Net cash used in investing activities	(1,302,638)	(1,262,816)	(799,716)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	844,669	766,841	545,117
Proceeds from credit facility borrowings	927,000	1,181,000	620,000
Payment on credit facility borrowings	(1,248,000)	(925,000)	(363,000)
Proceeds from issuance of senior unsecured notes	743,060	225,000	—
Proceeds from issuance of mortgage debt	61,000	39,500	—
Principal payments on mortgage debt	(41,503)	(10,232)	(2,022)
Debt issuance costs	(1,589)	(4,816)	(3,105)
OP Units distributions - General Partner	(143,108)	(104,908)	(63,720)
OP Units distributions - Limited Partner	(4,388)	(3,162)	(3,216)
Preferred OP Units distributions - Limited Partner	(600)	(1,508)	—
Contributions to noncontrolling interest	47	—	—
Distributions to noncontrolling interest - partially owned properties	(748)	(543)	(213)
Payments of employee taxes for withheld stock based compensation shares	(2,590)	(778)	(606)
Purchase of Preferred Limited Partner Units	(19,961)	(9,756)	(563)
Purchase of Limited Partner Units	(3,886)	(3,671)	(1,088)
Net cash provided by financing activities	1,109,403	1,147,967	727,584
Net (decrease) increase in cash and cash equivalents	(12,764)	12,348	(12,780)
Cash and cash equivalents, beginning of year	15,491	3,143	15,923
Cash and cash equivalents, end of year	$2,727	$15,491	$3,143
Supplemental disclosure of cash flow information - interest paid during the year	$38,781	$17,151	$9,550
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements and redeemable equity - property	$244	$13,708	$—
Supplemental disclosure of noncash activity - assumed debt	$43,989	$—	$18,690
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$44,978	$6,769	$40,376
Supplemental disclosure of noncash activity - contingent consideration	$765	$156	$2,718
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust and Physicians Realty L.P.
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us” or “our” refers to Physicians Realty Trust and Physicians Realty L.P., collectively.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of December 31, 2017, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

In July 2017, the Trust completed a follow-on public offering of 21,500,000 common shares of beneficial interest, including 1,500,000 common shares issued upon partial exercise of the underwriters’ overallotment option, resulting in net proceeds to it of approximately $420.7 million. The Trust contributed the net proceeds of this offering to the Operating Partnership in exchange for 21,500,000 OP Units, and the Operating Partnership used the net proceeds of the public offering to repay borrowings under its unsecured revolving credit facility and for general corporate purposes, including working capital and funding acquisitions.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “2016 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “2016 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “2016 ATM Program”). In accordance with the 2016 Sales Agreements, the Trust may offer and sell its common shares through any of the 2016 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the NYSE or other existing market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

During 2016 and 2017, the Trust’s issuance and sale of common shares pursuant to the 2016 ATM Program is as follows (in thousands, except common shares and price):

	2017			2016
	Common shares sold	Weighted average price	Net proceeds	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	—	$—	$—	—	$—	$—
Quarterly period ended June 30	4,150,000	20.07	82,440	—	—	—
Quarterly period ended September 30	—	—	—	—	—	—
Quarterly period ended December 31	2,197,914	18.39	40,011	135,531	19.09	2,561
Year ended December 31	6,347,914	$19.48	$122,451	135,531	$19.09	$2,561

As of February 23, 2018, the Trust has $168.2 million remaining available under the 2016 ATM Program.

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

During the year ended December 31, 2017, the Operating Partnership partially funded one property acquisition by issuing an aggregate of 2,247,817 OP Units valued at approximately $44.3 million on the date of issuance. The acquisition had a total purchase price of approximately $78.6 million. In addition, the Operating Partnership funded the acquisition of the remaining non-controlling interest on a property by issuing an aggregate of 38,641 OP Units valued at approximately $0.7 million.

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

Noncontrolling interests in the Company include OP Units held by the Predecessor’s prior investors and other investors. As of December 31, 2017 and 2016, the Trust held a 97.1% and 97.5% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Redeemable Noncontrolling Interests-Series A Preferred Units and Partially Owned Properties

On February 5, 2015, the Trust entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the newly designated Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. Holders of Series A Preferred Units are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. Series A Preferred Units are redeemable at the option of the holders; however, the holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to one year from the issuance date. After such one year period, if the holders of Series A Preferred Units exercise their option to redeem Series A Preferred Units, the Trust may satisfy its redemption obligation, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares. Due to the redemption rights associated with the Series A Preferred Units, the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheets.

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

In connection with the acquisition of the Minnetonka MOB, the Trust received a $5 million equity investment from a third party, effective March 1, 2015. This investment earns a 15% cumulative preferred return. At any point subsequent to the third anniversary of the investment, the holder can require the Trust to redeem the instrument at a price for which the investor will realize a 15% internal rate of return. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheets. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

In connection with the acquisition on December 29, 2015 of a medical office building located on the campus of the Great Falls Clinic and Hospital in Great Falls, Montana (the “Great Falls Clinic”), physicians affiliated with the seller retained a non-controlling interest which may, at the holders’ option, be redeemed at any time. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. As of December 31, 2017, physicians affiliated with the seller redeemed a portion of their non-controlling interest for $1.1 million.

Dividends and Distributions

Dividends and distributions for the years ended December 31, 2017, 2016, and 2015 are as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 21, 2017	January 3, 2018	January 18, 2018	$0.230
September 21, 2017	October 3, 2017	October 18, 2017	$0.230
June 12, 2017	July 3, 2017	July 18, 2017	$0.230
March 17, 2017	April 5, 2017	April 18, 2017	$0.225
December 22, 2016	January 5, 2017	January 18, 2017	$0.225
September 26, 2016	October 6, 2016	October 18, 2016	$0.225
June 23, 2016	July 5, 2016	July 18, 2016	$0.225
March 18, 2016	April 1, 2016	April 18, 2016	$0.225
December 31, 2015	January 15, 2016	January 29, 2016	$0.225
September 28, 2015	October 16, 2015	October 30, 2015	$0.225
July 1, 2015	July 17, 2015	July 31, 2015	$0.225
April 6, 2015	April 17, 2015	May 1, 2015	$0.225

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

The following table sets forth the federal income tax status of distributions per common share and OP Unit for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Per common share and OP Unit:
Ordinary dividends	$0.4529	$0.5325	$0.2693
Qualified dividends	—	—	—
Capital gain distributions	—	—	—
Non-dividend distributions	0.4571	0.3675	0.6307
Total	$0.9100	$0.9000	$0.9000

Purchases of Investment Properties

A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between the acquired assets and assumed liabilities, including identified intangible assets and liabilities, based upon their relative fair values at the date of acquisition. A property acquired with an existing lease is accounted for as a business combination pursuant to the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at fair value.

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

In recording identified intangible assets and liabilities in connection with a business combination, the value of above- or below-market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases plus the term of any renewal options that the lessee would be economically compelled to exercise.

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

 Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The Company adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Company records an impairment loss at the time it makes any such determination. If the Company determines that an asset is impaired, the impairment to be recorded is measured as the amount by which the book value of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques, which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data.

The Company recorded an impairment charge of $1.0 million on a vacant medical office building in Port Charlotte, Florida during the year ended December 31, 2017. There were no impairment charges in the years ended December 31, 2016, and 2015.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, and are no longer depreciated. No properties were classified as held for sale as of December 31, 2017, 2016, or 2015 and dispositions during the years ended December 31, 2017, 2016, and 2015 did not qualify as discontinued operations.

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

During 2014, the Company completed the acquisition of a 40% limited liability company membership interest in Jeff Orleans Medical Development Real Estate, L.L.C., the entity that owns and leases to the Company the land on which the Crescent City Surgical Centre is situated, for $1.3 million.

During 2016, the Company completed the acquisition of a 43% limited liability company membership interest in Desert Cove MOB, LLC. During 2017, the Company completed the acquisition of the remaining 57% interest in this facility for a purchase price of approximately $4.6 million and consolidated it effective December 2017. The Company has a total investment in the facility of $5.5 million.

Real Estate Loans Receivable

Real estate loans receivable consists of ten mezzanine loans and two term loans. Each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the term loans are secured by equity interests in two medical office building developments. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and are included in the Company’s consolidated statements of income.

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

Escrow Reserves

The Company is required to maintain various escrow reserves on certain notes payable to cover future property taxes and insurance and tenant improvements costs as defined in each loan agreement. The total reserves as of December 31, 2017 and 2016 are $2.0 million and $4.3 million, respectively, which are included in other assets in the consolidated balance sheets.

Deferred Costs

Deferred costs consist primarily of fees paid to obtain financing and costs associated with the origination of long-term leases on real estate properties. After the purchase of a property, lease commissions incurred to extend in-place leases or generate new leases are added to deferred lease costs. Deferred lease costs are included as a component of other assets and are amortized on a straight-line basis over the terms of their respective agreements. Deferred financing costs are shown as a direct reduction from the related debt liability. The Trust amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings on a straight-line basis.

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income (“AOCI”) within the equity section of the consolidated balance sheets, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2017, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the twelve months ended months ended December 31, 2017, the Company recorded a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At December 31, 2017 and 2016, the allowance for doubtful accounts was $1.6 million and $2.4 million, respectively.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Accumulated amounts recognized in excess of amounts currently due from tenants, net of related allowances, are included in other assets and were approximately $47.6 million and $32.0 million as of December 31, 2017 and 2016, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Allowances recognized against straight line rent were approximately $4.9 million and $0.6 million as of December 31, 2017 and December 31, 2016, respectively. Rental revenue is adjusted by amortization of lease inducements and above- or below-market rents on certain leases. Lease inducements and above- or below-market rents are amortized on a straight line basis over the remaining life of the lease.

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

Related Parties

In 2017, the Company recognized rental revenues totaling $0.6 million and $4.0 million from Aurora Health Care and Baylor Cancer Center, respectively. Both are healthcare facilities affiliated with certain members of the Trust’s Board of Trustees.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. The Company will adopt ASU 2014-09 on January 1, 2018 via the modified retrospective approach. The modified retrospective approach applies the standard in the year of initial application and presents the cumulative effect of prior periods with an adjustment to beginning retained earnings, with no restatement of comparative periods. As leasing arrangements (which are excluded from ASU 2014-09) represent the primary source of revenue for the Company, the impact of adoption will be limited to the Company’s recognition and presentation of non-lease revenues, which are currently reflected as a component of other income. Adoption of ASU 2014-09 will not have a material impact on the amount and timing of the recognition of income subject to this standard and we do not intend to further break out income line items with no cumulative effect adjustment to be recognized upon adoption.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 requires entities to evaluate whether they should consolidate certain legal entities. Principally, the new consolidation standard modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIE”) or voting interest entities. The Company adopted ASU 2015-02 on January 1, 2016. Based on the Company’s review and subsequent analysis of the structure of the Company’s legal entities, the Company has concluded that the Operating Partnership is a VIE because the limited partners of the Operating Partnership do not have substantive kick-out or participating rights. The Trust is the general partner and controlling owner of approximately 97.1% of the Operating Partnership and will continue to consolidate the Operating Partnership under this new guidance. With respect to the Company’s investment in unconsolidated joint ventures, the new consolidation standard did not have an impact on previous consolidation conclusions.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of ASU 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payment. ASU 2016-15 clarifies the guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company adopted ASU 2016-15 on January 1, 2018, with no material effect on its consolidated financial statements and no adjustments made to prior periods.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which will require companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 will require disclosure of a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, and is required to be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 on January 1, 2018, with no material effect on its consolidated financial statements and no adjustments made to prior periods.

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

Note 3. Acquisitions and Dispositions

During 2017, the Company completed acquisitions of 40 operating healthcare properties, 2 condominium units, and 1 parking deck located in 15 states, for an aggregate purchase price of approximately $1.37 billion. In addition, the Company completed $39.1 million of loan investments, $1.1 million of redeemable noncontrolling interest buyouts, and $2.8 million of noncontrolling interest buyouts, resulting in total investment activity of approximately $1.41 billion.

Investment activity for the year ending December 31, 2017 is summarized below:

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Orthopedic Associates	(2)		Flower Mound, TX	January 5, 2017	$18,750
Medical Arts Center at Hartford	(2)		Plainville, CT	January 11, 2017	30,250
Noncontrolling Interest Buyout - New Albany	(3)		New Albany, OH	January 31, 2017	2,824
CareMount - Lake Katrine MOB	(2)	(4)	Lake Katrine, NY	February 14, 2017	41,791
CareMount - Rhinebeck MOB	(2)		Rhinebeck, NY	February 14, 2017	18,639
Syracuse Condos	(2)		Fayetteville & Liverpool, NY	February 27, 2017	2,659
Monterey Medical Center - MOB	(2)		Stuart, FL	March 7, 2017	18,979
Creighton University Medical Center	(5)		Omaha, NE	March 28, 2017	33,420
Strictly Pediatrics Specialty Center	(2)	(6)	Austin, TX	March 31, 2017	78,628
MedStar Stephen's Crossing	(2)		Brandywine, MD	June 16, 2017	20,900
2017 CHI Portfolio - Tranche 1 (8 MOBs)	(5)		AR, MN, ND, NE, TN, TX	June 29, 2017	124,181
St. Vincent Portfolio (2 MOBs)	(2)		Carmel & Fishers, IN	June 29, 2017	93,880
Baylor Charles A. Sammons Cancer Center	(2)		Dallas, TX	June 30, 2017	290,000
Orthopedic & Sports Institute of the Fox Valley	(7)		Appleton, WI	June 30, 2017	27,900
Peachtree Dunwoody Medical Center - Parking Deck	(7)		Atlanta, GA	June 30, 2017	25,000
Clearview Cancer Institute	(2)		Huntsville, AL	August 4, 2017	53,250
Northside Cherokee/Town Lake MOB	(2)		Atlanta, GA	August 15, 2017	37,127
HonorHealth Mesa MOB	(2)		Mesa, AZ	August 15, 2017	4,800
2017 CHI Portfolio - Tranche 2 (5 MOBs)	(5)		AR, MN, NE, TX	August 24, 2017 & August 31, 2017	33,694
Noncontrolling Interest Buyout - Great Falls Clinic	(8)		Great Falls, MT	September 21, 2017	1,061
Legends Park MOB & ASC	(2)		Midland, TX	September 27, 2017	30,000
Franklin MOB & ASC	(2)		Franklin, TN	October 12, 2017	9,950
Eagle Point MOB	(2)		Lake Elmo, MN	October 31, 2017	10,949
Edina East MOB	(2)		Edina, MN	October 31, 2017	7,800
Northside MOB - Center Pointe	(2)		Atlanta, GA	November 10, 2017	155,986
Gwinnett 500 Building	(2)		Lawrenceville, GA	November 17, 2017	25,297
Hudgens Professional Building	(2)		Duluth, GA	November 17, 2017	23,696
St. Vincent Building	(2)		Indianapolis, IN	November 17, 2017	60,124
Gwinnett Physicians Center	(2)	(9)	Lawrenceville, GA	December 1, 2017	51,721
Apple Valley Medical Center	(2)		Apple Valley, MN	December 18, 2017	21,500
Desert Cove MOB (57% Interest)	(2)	(10)	Scottsdale, AZ	December 18, 2017	4,560
Westgate MOB	(2)		Glendale, AZ	December 21, 2017	15,800

Property (1)		Location	Acquisition Date	Purchase Price (in thousands)
Loan Investments	(11)	Various	Various	39,063
				$1,414,179

(1)	“MOB” means medical office building. “ASC” means ambulatory surgery center.

(2)	The Company accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $16.6 million.

(3)
The Company acquired the previously outstanding interest in the New Albany MOB from the predecessor owner. As consideration, the Operating Partnership paid approximately $2.1 million in cash and issued 38,641 OP Units, representing approximately $2.8 million in aggregate.

(4)	The Company partially funded this acquisition through the assumption of an existing mortgage valued at approximately $26.4 million.

(5)
These acquisitions are part of the CHI Portfolio. The Company accounted for nine of these facilities, consisting of an aggregate purchase price of $143.0 million, as asset acquisitions and capitalized total acquisition costs of $0.4 million. The remaining six facilities, consisting of an aggregate purchase price of $48.3 million, were accounted for as business combinations pursuant to the acquisition method, with acquisition expense totaling $0.1 million.

(6)	The Company partially funded the purchase price of this acquisition by issuing a total of 2,247,817 OP Units valued at approximately $44.3 million in the aggregate on the date of issuance.

(7)	The Company accounted for these acquisitions as asset acquisitions and capitalized total acquisition costs of $0.5 million.

(8)	The Company acquired an additional 3.2% interest in the Great Falls Clinic joint venture from the predecessor owner, increasing the Company’s total interest to 85.0%.

(9)	As part of this acquisition, the Company assumed a $17.6 million mortgage on the facility.

(10)	The Company acquired an additional 57.0% ownership interest in Desert Cove MOB, LLC increasing the Company’s total interest to 100%.

(11)	The loan investments listed here include 8 separate transactions at a weighted average interest rate of 8.1%.

For 2017, the Company recorded revenues and net income of $49.6 million and $8.6 million, respectively, from its 2017 acquisitions.

During 2016, the Company completed acquisitions of 95 properties (including 5 condominium units and the CHI Portfolio) and 1 land parcel, located in 23 states, for an aggregate purchase price of approximately $1.27 billion. In addition, the Company completed $0.9 million of joint venture investments, $10.2 million of loan investments, $2.5 million of redeemable noncontrolling interest buyouts, and $0.6 million of equity buyouts, resulting in total investment activity of approximately $1.29 billion.

This aggregate purchase price does not include near-term capital expenditure commitments of $12.9 million and committed tenant improvement allowances of $8.9 million related to the Company’s acquisition of the CHI Portfolio.

Investment activity for the year ending December 31, 2016 is summarized below:

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Tinseltown - Loan Draws			Jacksonville, FL		$2,192
Randall Road MOB - Suite 380	(3)		Elgin, IL	January 14, 2016	704
Great Falls Hospital	(2)		Great Falls, MT	January 25, 2016	29,043
Monterey Medical Center ASC	(2)		Stuart, FL	February 1, 2016	6,900
Physicians Medical Plaza MOB	(2)	(4)	Indianapolis, IN	February 1, 2016	8,500
Mezzanine Loan - Davis			Minnetonka, MN	February 4, 2016	500
Park Nicollet Clinic	(2)		Chanhassen, MN	February 8, 2016	18,600
HEB Cancer Center	(2)		Bedford, TX	February 12, 2016	13,980
Riverview Medical Center	(2)		Lancaster, OH	February 26, 2016	12,800
St. Luke's Cornwall MOB	(2)		Cornwall, NY	February 26, 2016	14,550
HonorHealth Glendale	(3)		Glendale, AZ	March 15, 2016	9,820
Columbia MOB	(2)		Hudson, NY	March 21, 2016	18,450

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
St Vincent POB 1	(2)		Birmingham, AL	March 23, 2016	10,951
St Vincent POB 2	(2)		Birmingham, AL	March 23, 2016	7,945
St Vincent POB 3	(2)		Birmingham, AL	March 23, 2016	10,455
Emerson Medical Building	(2)		Creve Coeur, MO	March 24, 2016	14,250
Randall Road MOB - Suite 160	(3)		Elgin, IL	March 24, 2016	865
Patient Partners Surgery Center	(2)		Gallatin, TN	March 30, 2016	4,750
Eye Associates of NM - Santa Fe	(3)		Santa Fe, NM	March 31, 2016	8,739
Eye Associates of NM - Albuquerque	(3)		Albuquerque, NM	March 31, 2016	10,536
Gardendale Surgery Center	(2)		Gardendale, AL	April 11, 2016	7,450
HealthEast - Curve Crest	(2)		Stillwater, MN	April 14, 2016	4,144
HealthEast - Victor Gardens	(2)		Hugo, MN	April 14, 2016	6,025
NOMS - Clyde	(3)		Clyde, OH	May 10, 2016	6,342
Blandford MOB	(3)	(5)	Little Rock, AR	May 11, 2016	2,580
Cardwell MOB	(2)	(5)	Lufkin, TX	May 11, 2016	8,444
Dacono Neighborhood Health	(3)	(5)	Dacono, CO	May 11, 2016	5,152
Franciscan Health	(3)	(5)	Tacoma, WA	May 11, 2016	9,772
Grand Island Specialty Clinic	(3)	(5)	Grand Island, NE	May 11, 2016	2,891
Hot Springs MOB	(2)	(5)	Hot Springs Village, AR	May 11, 2016	3,626
Jewish Medical Center East	(3)	(5)	Louisville, KY	May 11, 2016	85,000
Jewish Medical Center South MOB - 1	(3)	(5)	Shepherdsville, KY	May 11, 2016	17,021
Jewish Medical Plaza I	(2)	(5)	Louisville, KY	May 11, 2016	9,650
Jewish Medical Plaza II	(2)	(5)	Louisville, KY	May 11, 2016	6,124
Jewish OCC	(3)	(5)	Louisville, KY	May 11, 2016	35,600
Lakeside Three Professional Center	(2)	(5)	Omaha, NE	May 11, 2016	1,581
Lexington Surgery Center	(2)	(5)	Lexington, KY	May 11, 2016	20,169
Medical Arts Pavilion	(2)	(5)	Lufkin, TX	May 11, 2016	6,304
Memorial Outpatient Center	(3)	(5)	Lufkin, TX	May 11, 2016	4,958
Midlands Two Professional Center	(2)	(5)	Papillion, NE	May 11, 2016	1,341
Parkview MOB	(2)	(5)	Little Rock, AR	May 11, 2016	5,060
Peak One ASC	(2)	(5)	Frisco, CO	May 11, 2016	6,587
Physicians Medical Center	(2)	(5)	Tacoma, WA	May 11, 2016	6,782
St. Alexius - Minot Medical Plaza	(3)	(5)	Minot, ND	May 11, 2016	26,570
St. Clare Medical Pavilion	(2)	(5)	Lakewood, WA	May 11, 2016	10,617
St. Joseph Medical Pavilion	(2)	(5)	Tacoma, WA	May 11, 2016	13,320
St. Joseph Office Park	(2)	(5)	Lexington, KY	May 11, 2016	17,228
St. Mary - Caritas Medical II	(2)	(5)	Louisville, KY	May 11, 2016	5,603
St. Mary - Caritas Medical III	(2)	(5)	Louisville, KY	May 11, 2016	842
Thornton Neighborhood Health	(3)	(5)	Thornton, CO	May 11, 2016	3,875
Medical Village at Kissimmee	(2)		Kissimmee, FL	May 26, 2016	4,923
Medical Village at Leesburg	(2)		Leesburg, FL	May 26, 2016	4,576
St. Francis MOB	(2)	(5)	Federal Way, WA	June 2, 2016	14,287
Children's Hospital MOB	(2)		Milwaukee, WI	June 3, 2016	5,850
Jewish Medical Center South MOB - 2	(2)		Shepherdsville, KY	June 8, 2016	4,343
Good Samaritan North Annex Building	(3)	(5)	Kearney, NE	June 28, 2016	2,874
NE Heart Institute Medical Building	(3)	(5)	Lincoln, NE	June 28, 2016	19,600

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
St. Vincent West MOB	(3)	(5)	Little Rock, AR	June 29, 2016	14,120
Meridan MOB	(3)	(5)	Englewood, CO	June 29, 2016	17,329
St. Mary - Caritas Medical I	(2)	(5)	Louisville, KY	June 29, 2016	8,864
St. Alexius - Medical Arts Pavilion	(3)	(5)	Bismarck, ND	June 29, 2016	12,983
St. Alexius - Mandan Clinic	(3)	(5)	Mandan, ND	June 29, 2016	8,390
St. Alexius - Orthopaedic Center	(2)	(5)	Bismarck, ND	June 29, 2016	14,727
St. Alexius - Rehab Center	(3)	(5)	Bismarck, ND	June 29, 2016	6,215
St. Alexius - Tech & Ed	(3)	(5)	Bismarck, ND	June 29, 2016	16,680
Good Samaritan MOB	(2)	(5)	Kearney, NE	June 29, 2016	24,198
Lakeside Two Professional Building	(2)	(5)	Omaha, NE	June 29, 2016	13,691
Lakeside Wellness Center	(3)	(5)	Omaha, NE	June 29, 2016	10,138
McAuley Center	(3)	(5)	Omaha, NE	June 29, 2016	18,382
Memorial Health Center	(3)	(5)	Grand Island, NE	June 29, 2016	34,042
Missionary Ridge MOB	(2)	(5)	Chattanooga, TN	June 29, 2016	7,635
Pilot Medical Center	(3)		Birmingham, AL	June 29, 2016	17,351
St. Joseph Medical Clinic	(2)	(5)	Tacoma, WA	June 30, 2016	16,444
Woodlands Medical Arts Center	(2)	(5)	The Woodlands, TX	June 30, 2016	21,227
FESC MOB	(3)	(5)	Tacoma, WA	June 30, 2016	16,748
Mezzanine Loan - Catalyst			Pensacola, FL	June 30, 2016	1,340
Prairie Care MOB	(2)		Maplewood, MN	July 6, 2016	4,886
RE Loan - Chihuahua Development LLC			El Paso, TX	July 7, 2016	1,300
Springwoods MOB	(2)	(5)	Spring, TX	July 21, 2016	19,925
Equity Buyout - Foundation	(6)		TX / OK	July 26, 2016	611
Mezzanine Loan - Hazelwood			Minnetonka, MN	July 29, 2016	3,375
Jackson, Tennessee Land	(3)		Jackson, TN	August 2, 2016	1,000
Unity Portfolio (4 MOBs)	(2)		West Lafayette, IN	August 8, 2016	28,751
Medical Village at Maitland	(2)		Orlando, FL	August 23, 2016	23,211
Tri-State Orthopaedics MOB	(2)		Evansville, IN	August 30, 2016	22,000
Maury Regional Healthcare MOB	(2)	(8)	Spring Hill, TN	September 30, 2016	18,500
Spring Ridge Medical Center	(2)		Wyomissing, PA	September 30, 2016	6,100
Doctors Community Hospital POB	(2)		Lanham, MD	September 30, 2016	26,750
Gig Harbor Medical Pavilion	(3)	(5)	Gig Harbor, WA	September 30, 2016	4,766
Midlands One Professional Center	(2)	(5)	Papillion, NE	September 30, 2016	14,856
Noncontrolling Interest Buyout - Great Falls Clinic	(7)		Great Falls, MT	September 30, 2016	1,015
N.W. Michigan Surgery Center - Units #1 & #2	(3)	(9)	Traverse City, MI	October 28, 2016	29,448
United Surgical Partners Joint Venture	(10)		Scottsdale, AZ	October 31, 2016	903
N.W. Michigan Surgery Center - Unit #4	(3)	(11)	Traverse City, MI	November 4, 2016	2,715
Syracuse Portfolio (2 MOBs)	(2)		Syracuse, NY	November 23, 2016	54,239
Cincinnati Eye Institute	(3)		Cincinnati, OH	November 23, 2016	38,100
Curie Building Loan			El Paso, TX	December 2, 2016	1,500
HonorHealth - Scottsdale MOB	(3)		Scottsdale, AZ	December 2, 2016	6,900
Fox Valley Hematology & Oncology	(3)		Appleton, WI	December 8, 2016	28,200
Gastrointestinal Associates MOB	(2)		Powell, TN	December 9, 2016	6,287
Northern Vision Eye Center	(3)		Traverse City, MI	December 15, 2016	2,777

Property (1)		Location	Acquisition Date	Purchase Price (in thousands)
Noncontrolling Interest Buyout - Great Falls Clinic	(12)	Great Falls, MT	December 15, 2016	1,497
Flower Mound Portfolio (3 MOBs)	(3)	Flower Mound, TX	December 16, 2016	27,800
HonorHealth IRF	(3)	Scottsdale, AZ	December 22, 2016	25,628
				$1,285,185

(1)	“MOB” means medical office building. “ASC” means ambulatory surgical center. “POB” means professional office building. “IRF” means inpatient rehabilitation facility.

(2)	The Company accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $14.8 million.

(3)	The Company accounted for these acquisitions as asset acquisitions and capitalized total acquisition costs of $3.0 million.

(4)	The Company partially funded the purchase price of this acquisition by issuing a total of 174,085 OP Units valued at approximately $2.9 million in the aggregate on the date of issuance.

(5)	These acquisitions are part of the CHI portfolio.

(6)	The Company acquired the previously outstanding 1% noncontrolling interest retained by the predecessor owner on three properties, El Paso, Texas and Oklahoma City, Oklahoma.

(7)	The Company acquired an additional 3% interest in the Great Falls Clinic joint venture from the predecessor owner, increasing the Company’s total interest to 77.3%.

(8)	The Company acquired 99.7% of the ownership interest in this property, the remainder of which was retained by the seller.

(9)
The Company partially funded the purchase price of the acquisition of two condominium units within the Northwest Michigan Surgery Center through unregistered issuance of 947,936 common shares of beneficial interest.

(10)	The Company’s investment in the United Surgical Partners J.V. represents a 43% ownership interest.

(11)
The Company partially funded the purchase price of the acquisition of one additional condominium unit within the Northwest Michigan Surgery Center through the unregistered issuance of 88,602 common shares of beneficial interest.

(12)	The company acquired an additional 4.6% interest in the Great Falls Clinic joint venture from the predecessor owner, increasing the Company’s total interest to 81.8%.

For 2016, the Company recorded revenues and net income of $66.7 million and $14.9 million, respectively, from its 2016 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2017	December 31, 2016
Land	$38,358	$57,847
Building and improvements	1,168,741	1,112,746
In-place lease intangible	128,370	58,666
Above-market in-place lease intangible	18,967	9,359
Below-market in-place lease intangible	(4,270)	(4,518)
Above-market in-place ground lease	(4,620)	(644)
Below-market in-place ground lease	17,683	28,937
Contingent consideration	(765)	(156)
Receivable	434	104
Debt assumed	(43,989)	—
Issuance of OP Units	(44,978)	(2,869)
Investment in unconsolidated entity	(2,871)	903
Lease inducement	—	8,945
Prepaid expenses	—	2,659
Issuance of Common Shares	—	(20,980)
Noncontrolling interest	—	(50)
Net assets acquired	$1,271,060	$1,250,949

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

Dispositions

On April 7, 2017, the Company closed an agreement to sell a portfolio of four medical office buildings located in Georgia (the “Georgia Portfolio”), for approximately $18.2 million, which reflects a gain of approximately $5.2 million.

On August 15, 2017, the Company completed the disposition of land with a carrying value of $7.7 million in a sale-leaseback at the Peachtree Dunwoody Medical Center. The Company entered into a 90 year term ground lease at closing with all rent prepaid in consideration of the full present value of rent owed. There was no gain or loss recorded as a result of this transaction.

On December 18, 2017, the Company sold one 20,939 square foot medical office building located in Nebraska for approximately $2.5 million, recording a gain of approximately $0.7 million.

The following table summarizes revenues and net income related to the disposition properties for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue	$823	$1,967	$1,666

Income before gain on sale of investment properties	108	433	421
Gain on sale of investment properties	5,870	—	—
Net income	$5,978	$433	$421

Unaudited Pro Forma Financial Information

Physicians Realty Trust

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2017 acquisitions detailed above as of January 1, 2016 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016
Revenue	$405,320	$352,432
Net income	42,149	39,233
Net income available to common shareholders	39,759	35,614
Earnings per share - basic	$0.24	$0.22
Earnings per share - diluted	$0.24	$0.22
Weighted average number of shares outstanding - basic	163,123,109	163,123,109
Weighted average number of shares outstanding - diluted	168,231,299	168,231,299

Physicians Realty L.P.

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2017 acquisitions detailed above as of January 1, 2016 (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2017	2016
Revenue	$405,320	$352,432
Net income	42,149	39,233
Net income available to common unitholders	40,927	36,660
Earnings per unit - basic	$0.24	$0.22
Earnings per unit - diluted	$0.24	$0.22
Weighted average number of units outstanding - basic	167,963,076	167,963,076
Weighted average number of units outstanding - diluted	168,231,299	168,231,299

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$343,429	$(85,424)	$258,005	$222,394	$(55,605)	$166,789
Above-market leases	54,148	(11,968)	42,180	35,478	(6,909)	28,569
Leasehold interest	712	(183)	529	712	(124)	588
Below-market ground lease	60,424	(1,344)	59,080	42,878	(539)	42,339
Total	$458,713	$(98,919)	$359,794	$301,462	$(63,177)	$238,285
Liabilities
Below-market lease	$14,344	$(4,479)	$9,865	$10,297	$(2,345)	$7,952
Above-market ground lease	5,965	(128)	5,837	1,345	(44)	1,301
Total	$20,309	$(4,607)	$15,702	$11,642	$(2,389)	$9,253

The following is a summary of the acquired lease intangible amortization for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	December 31,
	2017	2016	2015
Amortization expense related to in-place leases	$37,073	$28,902	$15,300
Decrease of rental income related to above-market leases	5,357	4,403	2,596
Decrease of rental income related to leasehold interests	59	59	59
Increase of rental income related to below-market leases	2,309	1,835	643
Decrease of operating expense related to above-market ground leases	84	24	16
Increase in operating expense related to below-market ground leases	810	471	68

For the twelve months ended December 31, 2017, the Company wrote-off in-place lease intangible assets of approximately $3.5 million with accumulated amortization of approximately $2.1 million, resulting in the recognition of $1.4 million in additional amortization expense. The Company also wrote-off above-market lease intangible assets of approximately $0.3 million with accumulated amortization of approximately $0.1 million, resulting in the recognition of $0.2 million in additional amortization expense. In addition, the Company, wrote-off below-market lease intangible of approximately $0.1 million with accumulated amortization of approximately $36.0 thousand, resulting in the recognition of $0.1 million reduction in amortization expense, for a net recognition of approximately $1.5 million reduction in rental income from intangible amortization.

Future aggregate net amortization of the acquired lease intangibles as of December 31, 2017, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2018	$(3,355)	$41,455
2019	(3,376)	36,429
2020	(3,392)	33,009
2021	(3,333)	30,582
2022	(2,872)	26,225
Thereafter	(16,516)	143,548
Total	$(32,844)	$311,248

For the year ended December 31, 2017, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 18 years and 20 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Straight line rent receivable	47,599	32,018
Prepaid expenses	18,103	8,928
Interest rate swap	14,693	13,881
Lease inducements, net	14,232	13,255
Leasing commissions, net	4,128	1,858
Earnest deposits	2,780	1,500
Escrows	1,996	4,334
Notes receivable	—	16,618
Other	2,771	2,795
Total	$106,302	$95,187

Note 6. Debt

The following is a summary of debt as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017		2016
Fixed interest mortgage notes	$158,171	(1)	$90,185	(2)
Variable interest mortgage notes	28,509	(3)	33,009	(4)
Total mortgage debt	186,680		123,194
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	80,000		401,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000		—
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000		—
$250 million unsecured term borrowing bearing fixed interest of 2.87%, due June 2023	250,000	(5)	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		75,000
Total principal	1,491,680		999,194
Unamortized deferred financing cost	(7,808)		(8,477)
Unamortized discount	(6,663)		—
Unamortized fair value adjustment	259		438
Total debt	$1,477,468		$991,155

(1)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.45%, and due in 2018, 2019, 2020, 2021, 2022, and 2024 collateralized by nine properties with a net book value of $267.7 million.

(2)
Fixed interest mortgage notes, bearing interest from 4.71% to 6.58%, with a weighted average interest rate of 5.44%, and due in 2017, 2018, 2019, 2020, 2021, 2022, and 2032 collateralized by 11 properties with a net book value of $156.7 million.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 4.50% and due in 2018, collateralized by three properties with a net book value of $39.2 million.

(4)
Variable interest mortgage notes bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 3.68% and due in 2017 and 2018, collateralized by four properties with a net book value of $45.6 million.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2017, the Trust had an investment grade rating from Moody’s of Baa3 and from S&P of BBB-. As such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Company may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on the date of such prepayment. As of December 31, 2017, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of December 31, 2017, the Company had $80.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also issued a letter of credit for $17.0 million with no outstanding balance as of December 31, 2017. As defined by the Credit Agreement, $753.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

Notes Payable

On January 7, 2016, the Operating Partnership issued and sold $150.0 million aggregate principal amount of senior notes, comprised of (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, and (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031. On August 11, 2016, the note agreement for these notes was amended to make certain changes to its terms, including certain changes to affirmative covenants, negative covenants, and definitions contained therein. Interest on each respective series of the January 2016 Senior Notes is payable semi-annually.

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

On January 26, 2017, the Company entered into a $300.0 million notional amount forward starting swap to reduce the exposure to fluctuations in interest rates related to the forecasted issuance of the 4.30% senior notes due in 2027. Upon the issuance of the senior notes on March 7, 2017, the forward starting swap was terminated and the Company recorded a $0.8 million loss which will be recognized over the life of the notes utilizing the effective interest method.

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

On December 1, 2017, the Operating Partnership issued and sold $350.0 million aggregate principal amount of 3.95% Senior Notes which will mature on January 15, 2028. The Senior Notes began accruing interest on December 1, 2017 and will begin paying interest semi-annually beginning July 15, 2018. The Senior Notes were sold at an issue price of 99.78% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $347.0 million.

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2017, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2017, are as follows (in thousands):

2018	$54,775
2019	44,631
2020	110,122
2021	8,718
2022	24,708
Thereafter	1,248,726
Total Payments	$1,491,680

As of December 31, 2017 and 2016, the Company had total consolidated indebtedness of approximately $1.5 billion and $1.0 billion, respectively. The weighted average interest rate on consolidated indebtedness was 3.93% as of December 31, 2017 (based on the 30-day LIBOR rate as of December 31, 2017 of 1.49%). The weighted average interest rate on consolidated indebtedness was 3.09% as of December 31, 2016 (based on the 30-day LIBOR rate as of December 31, 2016 of 0.72%).

For the years ended December 31, 2017 and 2016, the Company paid interest expense on its debt of $45.1 million and $21.5 million, respectively.

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

When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the equity section of the consolidated balance sheets, exclusive of ineffectiveness amounts, which are recorded as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2017, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the twelve months ended December 31, 2017, the Company recorded a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.87%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at December 31, 2017 (included in Other assets)		$14,693

(1)	1.07% effective swap rate plus 1.80% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Real estate taxes payable	$16,103	$9,300
Accrued interest	11,107	4,905
Prepaid rent	10,496	5,834
Accrued expenses	8,751	3,453
Tenant improvement allowance	3,065	5,315
Security deposits	2,882	4,506
Accrued incentive compensation	1,625	1,405
Contingent consideration	1,454	1,392
Embedded derivative	—	5,571
Other	922	606
Total	$56,405	$42,287

Note 9. Stock-based Compensation

The Company follows ASC 718, Compensation – Stock Compensation (“ASC 718”), in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Share-based payments classified as liability awards are marked to fair value at each reporting period. Any Common Shares issued pursuant to the Company’s incentive equity compensation and employee stock purchase plans will result in the Operating Partnership issuing OP Units to the Trust on a one-for-one basis, with the Operating Partnership receiving the net cash proceeds of such issuances.

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

Restricted Common Shares:

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. During 2015, a total of 162,522 restricted common shares with a total value of $2.6 million were granted to Trust employees and the Board of Trustees with vesting periods ranging from one to three years. During 2016, a total of 155,306 restricted common shares with a total value of $2.8 million were granted to Company employees with vesting periods ranging from one to three years. During 2017, the Trust granted a total of 143,593 restricted common shares with a total value of $2.8 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients.

The following is summary of the status of the Trust’s non-vested restricted common shares during 2017, 2016, and 2015:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	319,654	$12.60
Granted	162,522	15.95
Vested	(170,337)	12.93
Non-vested at December 31, 2015	311,839	14.17
Granted	155,306	17.96
Vested	(170,034)	14.16
Forfeited	(326)	15.36
Non-vested at December 31, 2016	296,785	16.16
Granted	143,593	19.74
Vested	(266,552)	16.00
Forfeited	(550)	18.78
Non-vested at December 31, 2017	173,276	$19.36

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the years ended December 31, 2017, 2016, and 2015 the Company recognized non-cash share compensation of $3.1 million, $3.6 million, and $2.9 million, respectively. Unrecognized compensation expense at December 31, 2017, 2016, and 2015 was $1.0 million, $1.2 million, and $2.1 million, respectively.

Restricted Share Units:

In March 2017, March 2016, and March 2015 under the Trust’s 2013 Plan, the Trust granted (i) restricted share units at a target level of 174,320, 104,553, and 75,250 respectively, to the Trust’s senior management, which are subject to certain performance and market conditions and a three-year service period and (ii) 32,831, 36,784, and 40,957 restricted share units, respectively, to the members of the Board of Trustees, which are subject to a two-year vesting period. Each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 70% of the restricted share units issued to officers in 2017, and 80% issued to officers in 2016 and 2015, vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values in 2017, 2016, and 2015 of $33.43, $28.50, and $20.06 per unit, respectively, using the following assumptions:

	2017	2016	2015
Volatility	21.5%	20.3%	20.7%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	2.8 years	2.8 years	2.8 years
Risk-free rate	1.68%	1.07%	1.14%
Stock price (per share)	$19.80	$17.67	$15.87

 The remaining 30% of the restricted share units issued to officers in 2017, and 20% issued to officers in 2016 and 2015, vest based upon certain performance conditions. With respect to the performance conditions of the March 2017 grant, the grant date fair value of $19.80 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2017 restricted share units issued to officers is $29.34 per unit. With respect to the performance conditions of the March 2016 grant, the grant date fair value of $17.67 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2016 restricted share units issued to officers is $26.33 per unit. With respect to the performance conditions of the March 2015 grant, the grant date fair value of $15.87 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2015 restricted share units issued to officers is $19.22 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2017, 2016, and 2015:

	Executive Awards		Trustee Awards
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	55,680	$16.94	—	$—
Granted	75,250	19.22	40,957	15.87
Non-vested at December 31, 2015	130,930	18.48	40,957	15.87
Granted	104,553	26.33	36,784	17.67
Vested	—	—	(20,481)	15.87
Non-vested at December 31, 2016	235,483	21.84	57,260	17.03
Granted	174,320	29.34	32,831	19.80
Vested	(55,680)	16.94	(38,871)	16.72
Non-vested at December 31, 2017	354,123	$26.30	51,220	$19.04

The Company recognized $3.6 million, $2.1 million, and $0.9 million of non-cash share unit compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively. Unrecognized compensation expense at December 31, 2017, 2016, and 2015 was $5.0 million, $2.8 million, and $1.6 million, respectively.

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

The Company’s derivative instruments as of December 31, 2017, consist of five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There was one asset measured at fair value as of December 31, 2017.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$76,195	$75,288	$39,154	$39,154
Notes receivable	$—	$—	$16,618	$16,618
Derivative assets	$14,693	$14,693	$13,881	$13,881
Liabilities:
Credit facility	$(330,000)	$(330,000)	$(651,000)	$(651,000)
Notes payable	$(975,000)	$(970,975)	$(225,000)	$(214,584)
Mortgage debt	$(186,939)	$(185,743)	$(123,632)	$(125,420)
Derivative liabilities	$—	$—	$(5,571)	$(5,571)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2018 through 2045. As of December 31, 2017, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2018	$292,030
2019	291,338
2020	285,100
2021	278,095
2022	265,995
Thereafter	1,419,746
Total	$2,832,304

Note 12. Rent Expense

The Company leases the rights to parking structures at 2 of its properties, the air space above 1 property, and the land upon which 78 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company leases 4 individual office spaces. The leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 98 years remaining, excluding extension options. As of December 31, 2017, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases were as follows (in thousands):

2018	$2,678
2019	2,604
2020	2,549
2021	2,563
2022	2,585
Thereafter	119,224
Total	$132,203

Rent expense for the parking, air, and ground leases of $2.4 million, $1.9 million, and $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, are reported in operating expenses in the consolidated statements of income. Rent expense for office leases for the year as of December 31, 2017 was $0.1 million and was insignificant for the years ended December 31, 2016, and 2015, and is reported within general and administrative expenses in the consolidated statements of income.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended December 31, 2017 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of December 31, 2017 (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - Nebraska	$15,906	5.6%
CHI - KentuckyOne Health	13,120	4.6%
Baylor Scott and White Health	7,402	2.6%
US Oncology	6,706	2.4%
CHI - St. Alexius (ND)	6,239	2.2%
Remaining portfolio	236,297	82.6%
Total	$285,670	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 17.4% of its total annualized base rent for the period ending December 31, 2017. Total annualized base rent from CHI affiliated tenants totals 18.7%, including the affiliates disclosed above. Although CHI is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and the affiliates that are parties to the master lease agreements, which were entered into in connection with the closing of the transactions. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website (http://www.catholichealthinitiatives.org/). Information included on the CHI website is not incorporated by reference within this Annual Report on Form 10-K.

The following table summarizes certain information about the Company’s top five geographic concentrations as of December 31, 2017 (in thousands):

State	Total ABR	Percent of ABR
Texas	$46,850	16.4%
Georgia	27,457	9.6%
Indiana	18,283	6.4%
Nebraska	17,304	6.1%
Kentucky	16,028	5.6%
Other	159,748	55.9%
Total	$285,670	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator for earnings per share - basic:
Net income	$39,773	$31,522	$12,741
Net income attributable to noncontrolling interests:
Operating Partnership	(1,136)	(825)	(576)
Partially owned properties	(491)	(716)	(377)
Preferred distributions	(731)	(1,857)	(1,189)
Numerator for earnings per share - basic:	$37,415	$28,124	$10,599
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	37,415	28,124	10,599
Operating Partnership net income	1,136	825	576
Numerator for earnings per share - diluted	$38,551	$28,949	$11,175
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	163,123,109	126,143,114	72,750,724
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	4,839,967	3,692,095	3,708,494
Restricted shares	89,497	205,036	190,619
Restricted share units	178,726	426,648	142,236
Denominator for earnings per share - diluted	168,231,299	130,466,893	76,792,073
Earnings per share - basic	$0.23	$0.22	$0.15
Earnings per share - diluted	$0.23	$0.22	$0.15

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Year Ended December 31,
	2017	2016	2015
Numerator for earnings per unit - basic and diluted:
Net income	39,773	31,522	12,741
Net income attributable to noncontrolling interests - partially owned properties	(491)	(716)	(377)
Preferred distributions	(731)	(1,857)	(1,189)
Numerator for earnings per unit - basic and diluted	$38,551	$28,949	$11,175
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	167,963,076	129,835,209	76,459,218
Effect of dilutive securities:
Restricted shares	89,497	205,036	190,619
Restricted share units	178,726	426,648	142,236
Denominator for earnings per unit - diluted	168,231,299	130,466,893	76,792,073
Earnings per unit - basic	$0.23	$0.22	$0.15
Earnings per unit - diluted	$0.23	$0.22	$0.15

Note 15. Subsequent Events

Since December 31, 2017, the Trust, through subsidiaries of its Operating Partnership, has completed acquisitions of 2 healthcare properties for an aggregate purchase price of $98.7 million containing an aggregate of 220,140 net leasable square feet and disposed of one property for $1.4 million which resulted in no gain or loss. In addition, the Operating Partnership funded a $2.0 million loan through a separate transaction, resulting in aggregate investment activity of $100.7 million. Property acquisitions are summarized below:

Property		Location	Acquisition Date	Investment (in thousands)
Hazelwood Medical Commons	(1)	Maplewood, MN	January 9, 2018	$70,702
Lee's Hill Medical Plaza		Fredericksburg, VA	January 23, 2018	28,000
Loan Investment		Pensacola, FL	February 16, 2018	2,000
				$100,702

(1)	The Company partially funded the purchase price of this acquisition by issuing a total of 104,172 Preferred OP Units valued at approximately $22.7 million in the aggregate on the date of issuance.

Note 16. Quarterly Data

Physicians Realty Trust

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common share and per share amounts.

As a result of the acquisition activity and equity offerings throughout 2017 and 2016, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2017	March 31	June 30	September 30	December 31
Total revenues	$76,666	$76,599	$92,999	$97,320
Operating income	6,688	4,994	12,511	9,523
Net income	6,716	10,331	12,539	10,187
Net income attributable to common shareholders	6,191	9,670	12,018	9,536
Earnings per share – basic:
Net income available to common shareholders	$0.04	$0.06	$0.07	$0.05
Weighted average number of shares outstanding	138,986,629	155,366,080	177,847,424	179,683,948
Earnings per share – diluted:
Net income available to common shareholders	$0.04	$0.06	$0.07	$0.05
Weighted average number of shares outstanding	142,605,930	161,012,360	183,298,145	185,273,236

	Quarter Ended
2016	March 31	June 30	September 30	December 31
Total revenues	$44,134	$53,216	$70,010	$73,674
Operating income	5,392	7,158	10,267	8,590
Net income	5,424	7,184	10,294	8,620
Net income available to common shareholders	4,386	6,486	9,427	7,825
Earnings per share – basic:
Net income available to common shareholders	$0.04	$0.05	$0.07	$0.06
Weighted average number of shares outstanding	102,704,008	131,481,329	134,608,396	135,581,976
Earnings per share – diluted:
Net income available to common shareholders	$0.04	$0.05	$0.07	$0.06
Weighted average number of shares outstanding	107,148,380	135,944,722	138,880,787	139,602,349

Physicians Realty L.P.

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common unit and per unit amounts.

As a result of the acquisition activity and equity offerings throughout 2017 and 2016, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2017	March 31	June 30	September 30	December 31
Total revenues	$76,666	$76,599	$92,999	$97,320
Operating income	6,688	4,994	12,511	9,523
Net income	6,716	10,331	12,539	10,187
Net income attributable to common unitholders	6,338	9,984	12,380	9,849
Earnings per unit – basic:
Net income available to common unitholders	$0.04	$0.06	$0.07	$0.05
Weighted average number of units outstanding	142,172,746	160,765,345	183,227,405	185,048,580
Earnings per unit – diluted:
Net income available to common unitholders	$0.04	$0.06	$0.07	$0.05
Weighted average number of units outstanding	142,605,930	161,012,360	183,298,145	185,273,236

	Quarter Ended
2016	March 31	June 30	September 30	December 31
Total revenues	$44,134	$53,216	$70,010	$73,674
Operating income	5,392	7,158	10,267	8,590
Net income	5,424	7,184	10,294	8,620
Net income attributable to common unitholders	4,559	6,687	9,682	8,021
Earnings per unit – basic:
Net income available to common unitholders	$0.04	$0.05	$0.07	$0.06
Weighted average number of units outstanding	106,550,467	135,351,672	138,227,384	139,018,183
Earnings per unit – diluted:
Net income available to common unitholders	$0.04	$0.05	$0.07	$0.06
Weighted average number of units outstanding	107,148,380	135,944,722	138,880,787	139,602,349

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Arrowhead Commons	Phoenix, AZ	$—	$740	$2,551	$730	$740	$3,281	$4,021	$(563)	2004	5/31/2008	46
Aurora Medical Office Building	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(243)	2010	4/15/2010	50
El Paso Medical Office Building	El Paso, TX	—	860	2,866	406	860	3,272	4,132	(1,809)	1987	8/24/2006	21
Farmington Professional Pavilion	Detroit, MI	—	580	1,793	132	580	1,925	2,505	(1,478)	1972	1/5/2006	15
Firehouse Square	Milwaukee, WI	—	1,120	2,768	—	1,120	2,768	3,888	(961)	2002	8/15/2007	30
Hackley Medical Center	Grand Rapids, MI	—	1,840	6,402	64	1,840	6,466	8,306	(2,381)	1968	12/22/2006	30
MeadowView Professional Center	Kingsport, TN	—	2,270	11,344	—	2,270	11,344	13,614	(4,054)	2005	5/10/2007	30
Mid Coast Hospital Medical Office Building	Portland, ME	7,009	—	11,247	81	—	11,328	11,328	(3,614)	2008	5/1/2008	42
New Albany Professional Building	Columbus, OH	—	237	2,767	621	237	3,388	3,625	(799)	2000	1/4/2008	42
Remington Medical Commons	Chicago, IL	—	895	6,499	319	895	6,818	7,713	(2,228)	2008	6/1/2008	30
Summit Healthplex	Atlanta, GA	—	2,633	15,576	5,524	2,633	21,100	23,733	(5,518)	2002	7/3/2008	44
Valley West Hospital Medical Office Building	Chicago, IL	4,531	—	6,275	620	—	6,895	6,895	(2,357)	2007	11/1/2007	30
East El Paso Medical Office Building	El Paso, TX	—	710	4,500	—	710	4,500	5,210	(557)	2004	8/30/2013	35
East El Paso Surgical Hospital	El Paso, TX	—	3,070	23,627	—	3,070	23,627	26,697	(2,844)	2004	8/30/2013	36
LifeCare Plano LTACH	Plano, TX	—	3,370	11,689	455	3,370	12,144	15,514	(2,119)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	18,750	—	34,208	—	—	34,208	34,208	(3,029)	2010	9/30/2013	48
Foundation Surgical Affiliates Medical Office Building	Oklahoma City, OK	7,101	1,300	12,724	—	1,300	12,724	14,024	(1,258)	2004	9/30/2013	43
Pensacola Medical Office Building	Pensacola, FL	—	990	5,005	16	990	5,021	6,011	(437)	2012	10/4/2013	49
Central Ohio Neurosurgical Surgeons Medical Office	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(707)	2007	11/27/2013	44
Great Falls Ambulatory Surgery Center	Great Falls, MT	—	203	3,224	67	203	3,291	3,494	(404)	1999	12/11/2013	33
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	800	3,345	1,548	800	4,893	5,693	(532)	2007	2/19/2014	36
Eagles Landing Family Practice Medical Office Building	Jackson, GA	—	800	3,345	1,255	800	4,600	5,400	(475)	2006	2/19/2014	38
Eagles Landing Family Practice Medical Office Building	Conyers, GA	—	1,000	3,345	—	1,000	3,345	4,345	(360)	2008	2/19/2014	37
Eagles Landing Family Practice Medical Office Building	McDonough, GA	—	400	3,345	1,741	400	5,086	5,486	(531)	2010	2/19/2014	37
Foundation San Antonio Surgical Hospital	San Antonio, TX	7,691	2,230	23,346	43	2,230	23,389	25,619	(2,919)	2007	2/19/2014	35
21st Century Radiation Oncology Centers — Sarasota	Sarasota, FL	—	633	6,557	—	633	6,557	7,190	(969)	1975	2/26/2014	27
21st Century Radiation Oncology Centers - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(364)	1987	2/26/2014	35
21st Century Radiation Oncology Centers - Englewood	Englewood, FL	—	350	1,878	—	350	1,878	2,228	(209)	1992	2/26/2014	38
21st Century Radiation Oncology Centers — Port Charlotte	Port Charlotte, FL	—	269	2,326	(852)	156	1,474	1,630	(262)	1996	2/26/2014	36
Foundation San Antonio Healthplex	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(480)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	17,000	—	27,435	24,894	—	52,329	52,329	(5,076)	1987	2/28/2014	25
LifeCare LTACH — Fort Worth	Fort Worth, TX	—	2,730	24,639	—	2,730	24,639	27,369	(3,162)	1985	3/28/2014	30
LifeCare LTACH — Pittsburgh	Pittsburgh, PA	—	1,142	11,737	—	1,142	11,737	12,879	(1,575)	1987	3/28/2014	30
PinnacleHealth Medical Office Building	Harrisburg, PA	—	795	4,601	—	795	4,601	5,396	(731)	1990	4/22/2014	25
Pinnacle Health Medical Office Building	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(255)	2002	4/22/2014	35
South Bend Orthopaedics Medical Office Building	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(1,195)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	116	185	5,936	6,121	(862)	1975	4/30/2014	30
Mississippi Ortho Medical Office Building	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(1,650)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	99	—	4,016	4,016	(593)	1993	5/28/2014	25
Renaissance Ambulatory Surgery Center	Oshkosh, WI	—	228	7,658	17	228	7,675	7,903	(696)	2007	6/30/2014	40
Presbyterian Medical Plaza	Monroe, NC	—	1,195	5,681	27	1,195	5,708	6,903	(476)	2008	6/30/2014	45
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(573)	1996	6/30/2014	30
500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(370)	2000	7/1/2014	35
550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(1,586)	2000	7/1/2014	35
574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(159)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(317)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(659)	2010	7/28/2014	35
The Oaks @ Lady Lake	Lady Lake, FL	—	1,065	8,642	—	1,065	8,642	9,707	(710)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(517)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(1,134)	1995	9/5/2014	35
Wayne State	Troy, MI	—	3,560	43,052	—	3,560	43,052	46,612	(3,921)	1986	9/10/2014	38
Zangmeister	Columbus, OH	—	1,610	31,120	4	1,610	31,124	32,734	(2,644)	2007	9/30/2014	40
Ortho One - Columbus	Columbus, OH	—	—	16,234	7	—	16,241	16,241	(1,309)	2009	9/30/2014	45
Ortho One - Westerville	Columbus, OH	—	362	3,944	—	362	3,944	4,306	(328)	2007	9/30/2014	43
Berger Medical Center	Columbus, OH	—	—	5,950	—	—	5,950	5,950	(561)	2007	9/30/2014	38
El Paso - Lee Trevino	El Paso, TX	—	2,294	11,316	412	2,294	11,728	14,022	(1,351)	1983	9/30/2014	30
El Paso - Murchison	El Paso, TX	—	2,283	24,543	1,303	2,283	25,846	28,129	(2,895)	1970	9/30/2014	30
El Paso - Kenworthy	El Paso, TX	—	728	2,178	25	728	2,203	2,931	(230)	1983	9/30/2014	35
Pinnacle - 32 Northeast	Harrisburg, PA	—	408	3,232	91	408	3,323	3,731	(352)	1994	10/29/2014	33
Pinnacle - 4518 Union Deposit	Harrisburg, PA	—	617	7,305	15	617	7,320	7,937	(803)	2000	10/29/2014	31
Pinnacle - 4520 Union Deposit	Harrisburg, PA	—	169	2,055	—	169	2,055	2,224	(244)	1997	10/29/2014	28

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Pinnacle - 240 Grandview	Harrisburg, PA	—	321	4,242	—	321	4,242	4,563	(411)	1980	10/29/2014	35
Pinnacle - Market Place Way	Harrisburg, PA	—	808	2,383	6	808	2,389	3,197	(314)	2004	10/29/2014	35
CRHS - 2000 10th Avenue	Columbus, GA	—	380	2,737	14	380	2,751	3,131	(415)	1989	11/20/2014	22
CRHS - 1942 North Avenue	Columbus, GA	—	91	273	—	91	273	364	(73)	1971	11/20/2014	12
CRHS - 920 18th Street	Columbus, GA	—	110	281	—	110	281	391	(113)	1982	11/20/2014	8
CRHS - 1900 10th Avenue	Columbus, GA	—	474	5,580	131	474	5,711	6,185	(747)	1976	11/20/2014	26
CRHS - 1800 10th Avenue	Columbus, GA	—	539	5,238	19	539	5,257	5,796	(615)	1980	11/20/2014	28
CRHS - 705 17th Street	Columbus, GA	—	372	2,346	278	372	2,624	2,996	(582)	1994	11/20/2014	15
CRHS - 615 19th Street	Columbus, GA	—	75	113	—	75	113	188	(107)	1976	11/20/2014	3
CRHS - 1968 North Avenue	Columbus, GA	—	89	32	—	89	32	121	(26)	1966	11/20/2014	4
CRHS - 633 19th Street	Columbus, GA	—	99	255	—	99	255	354	(92)	1972	11/20/2014	9
CRHS - 500 18th Street	Columbus, GA	—	430	170	205	430	375	805	(111)	1982	11/20/2014	8
CRHS - 2200 Hamilton Road	Columbus, GA	—	267	1,579	42	267	1,621	1,888	(248)	1992	11/20/2014	22
CRHS - 1810 Stadium Drive	Phenix City, AL	—	202	149	26	202	175	377	(94)	1999	11/20/2014	30
Carle Danville MOB	Danville, IL	—	607	7,136	—	607	7,136	7,743	(713)	2007	11/26/2014	33
Middletown Medical - 111 Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(909)	1988	11/28/2014	35
Middletown Medical - 2 Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(272)	1992	11/28/2014	35
Napoleon Medical Office Building	New Orleans, LA	—	1,202	7,412	763	1,202	8,175	9,377	(998)	1974	12/19/2014	25
West TN Bone & Joint - Physicians Drive	Jackson, TN	—	1,661	2,960	—	1,661	2,960	4,621	(269)	1991	12/30/2014	35
West TN Bone & Joint	Jackson, TN	—	1,250	5,210	—	1,250	5,210	6,460	(543)	1996	12/30/2014	31
Edina MOB	Edina MN	—	504	10,006	959	504	10,965	11,469	(1,657)	1979	1/22/2015	24
Crystal MOB	Crystal, MN	—	945	11,862	—	945	11,862	12,807	(879)	2012	1/22/2015	47
Savage MOB	Savage, MN	5,449	1,281	10,021	—	1,281	10,021	11,302	(770)	2011	1/22/2015	48
Dell Road MOB	Chanhassen, MN	—	800	4,520	29	800	4,549	5,349	(385)	2008	1/22/2015	43
Columbus MOB	Columbus, GA	—	845	2,708	7	845	2,715	3,560	(432)	1980	1/23/2015	22
Methodist Sports MOB	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(795)	2008	1/28/2015	33
Vadnais Heights MOB	Vadnais Heights, MN	—	2,751	12,233	—	2,751	12,233	14,984	(1,069)	2013	1/29/2015	43
Minnetonka MOB	Minnetonka, MN	—	1,770	19,797	—	1,770	19,797	21,567	(1,456)	2014	2/5/2015	49
Jamestown MOB	Jamestown, ND	—	656	9,440	—	656	9,440	10,096	(855)	2013	2/5/2015	43
Indiana American II	Greenwood, IN	—	862	6,901	600	862	7,501	8,363	(599)	2008	2/13/2015	38
Indiana American III	Greenwood, IN	—	741	1,846	185	741	2,031	2,772	(313)	2001	2/13/2015	31
Indiana American IV	Greenwood, IN	—	771	1,928	77	771	2,005	2,776	(205)	2001	2/13/2015	31
Southpointe	Indianapolis, IN	—	563	1,741	259	563	2,000	2,563	(284)	1993	2/13/2015	27
Minnesota Eye MOB	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(592)	2014	2/17/2015	44
Baylor Cancer Center	Dallas, TX	—	855	6,007	32	855	6,039	6,894	(427)	2001	2/27/2015	43
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	47	1,397	10,482	11,879	(899)	2004	2/27/2015	35
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	2,834	1,379	7,016	8,395	(1,078)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	326	534	10,490	11,024	(1,159)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	32	210	3,349	3,559	(335)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	24	372	6,669	7,041	(652)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	34	353	8,260	8,613	(864)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	28	282	7,102	7,384	(589)	2008	3/31/2015	41
Avalon Park Florida Hospital MOB	Avalon Park, FL	—	1,041	10,685	—	1,041	10,685	11,726	(780)	2009	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(374)	2013	4/10/2015	43
Baton Rouge MOB	Baton Rouge, LA	—	711	7,720	—	711	7,720	8,431	(636)	2003	4/15/2015	35
Healthpark Medical Center	Grand Blanc, MI	—	—	17,624	—	—	17,624	17,624	(1,434)	2006	4/30/2015	36
Plaza HCA MOB	Jacksonville, FL	—	1,112	12,553	—	1,112	12,553	13,665	(903)	2007	4/30/2015	39
Northern Ohio Medical Center	Sheffield, OH	—	644	9,162	—	644	9,162	9,806	(1,225)	1999	5/28/2015	20
University of Michigan - Northville MOB	Livonia, MI	—	2,200	8,627	166	2,200	8,793	10,993	(808)	1988	5/29/2015	30
Coon Rapids Medical Center MOB	Coon Rapids, MN	—	607	5,857	—	607	5,857	6,464	(468)	2007	6/1/2015	35
Premier Landmark MOB	Bloomington, IN	—	872	10,537	—	872	10,537	11,409	(730)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(507)	2003	6/26/2015	40
Brookstone Physician Center MOB	Jacksonville, AL	—	—	1,913	—	—	1,913	1,913	(166)	2007	6/30/2015	31
Jackson Woman's Clinic MOB	Jackson, TN	—	555	3,800	19	555	3,819	4,374	(293)	1998	6/30/2015	35
Hillside Medical Center MOB	Hanover, PA	—	812	13,217	63	812	13,280	14,092	(941)	2003	6/30/2015	35
Randall Road MOB	Elgin, IL	—	1,124	15,404	486	1,124	15,890	17,014	(1,054)	2006	6/30/2015	38
Medical Specialists of Palm Beach MOB	Atlantis, FL	—	—	7,560	6	—	7,566	7,566	(541)	2002	7/24/2015	37
OhioHealth - SW Health Center MOB	Grove City, OH	—	1,363	8,516	—	1,363	8,516	9,879	(637)	2001	7/31/2015	37
Trios Health MOB	Kennewick, WA	—	—	55,178	3,795	—	58,973	58,973	(3,169)	2015	7/31/2015	45
IMS - Paradise Valley MOB	Phoenix, AZ	—	—	25,893	14	—	25,907	25,907	(1,638)	2004	8/14/2015	43
IMS - Avondale MOB	Avondale, AZ	—	1,818	18,108	10	1,818	18,118	19,936	(1,020)	2006	8/19/2015	45
IMS - Palm Valley MOB	Goodyear, AZ	—	2,666	28,655	—	2,666	28,655	31,321	(1,683)	2006	8/19/2015	43
IMS - North Mountain MOB	Phoenix, AZ	—	—	42,877	495	—	43,372	43,372	(2,372)	2008	8/31/2015	47
Memorial Hermann - Phase I	Katy, TX	—	822	6,797	19	822	6,816	7,638	(440)	2005	9/1/2015	39
Memorial Hermann - Phase II	Katy, TX	—	1,560	25,601	6	1,560	25,607	27,167	(1,573)	2006	9/1/2015	40
New Albany Medical Center MOB	New Albany, OH	—	1,600	8,505	216	1,600	8,721	10,321	(613)	2005	9/9/2015	37
Fountain Hills Medical Campus MOB	Fountain Hills, AZ	—	2,593	7,635	618	2,593	8,253	10,846	(502)	1995	9/30/2015	39
Fairhope MOB	Fairhope, AL	—	640	5,227	568	640	5,795	6,435	(349)	2005	10/13/2015	38

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Foley MOB	Foley, AL	—	365	732	—	365	732	1,097	(48)	1997	10/13/2015	40
Foley Venture	Foley, AL	—	420	1,118	—	420	1,118	1,538	(73)	2002	10/13/2015	38
North Okaloosa MOB	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(61)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	—	380	1,237	1,617	(75)	2009	10/13/2015	41
Sorrento Road	Pensacola, FL	—	170	894	—	170	894	1,064	(55)	2010	10/13/2015	41
Breakfast Point Medical Park	Panama City, FL	—	—	817	—	—	817	817	(47)	2012	10/13/2015	42
Panama City Beach	Panama City, FL	—	—	739	—	—	739	739	(42)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(69)	2010	10/13/2015	41
Ft. Walton Beach	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(63)	1979	10/13/2015	35
Panama City	Panama City, FL	—	—	661	—	—	661	661	(41)	2003	10/13/2015	38
Pensacola - Catalyst	Pensacola, FL	—	220	1,685	—	220	1,685	1,905	(104)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(337)	2013	10/19/2015	45
Cambridge Professional Center MOB	Waldorf, MD	—	590	8,520	130	590	8,650	9,240	(590)	1999	10/30/2015	35
HonorHealth 44th Street MOB	Phoenix, AZ	—	515	3,884	1,320	515	5,204	5,719	(370)	1988	11/13/2015	28
Mercy Medical Center MOB	Fenton, MO	—	1,201	6,778	—	1,201	6,778	7,979	(389)	1999	12/1/2015	40
Nashville MOB	Nashville, TN	—	1,555	39,713	250	1,555	39,963	41,518	(1,771)	2015	12/17/2015	46
KSF Orthopaedic MOB	Houston, TX	—	530	3,712	26	530	3,738	4,268	(430)	1984	12/22/2015	19
Great Falls Clinic MOB	Great Falls, MT	—	—	27,402	441	—	27,843	27,843	(1,482)	2004	12/29/2015	40
Great Falls Hospital	Great Falls, MT	—	—	25,262	—	—	25,262	25,262	(1,322)	2015	1/25/2016	40
Monterey Medical Center ASC	Stuart, FL	—	380	5,064	—	380	5,064	5,444	(240)	2013	2/1/2016	42
Physicians Medical Plaza MOB	Indianapolis, IN	—	—	6,703	17	—	6,720	6,720	(412)	2004	2/1/2016	34
Park Nicollet Clinic	Chanhassen, MN	—	1,941	14,555	—	1,941	14,555	16,496	(758)	2005	2/8/2016	40
HEB Cancer Center	Bedford, TX	—	—	11,839	—	—	11,839	11,839	(548)	2014	2/12/2016	44
Riverview Medical Center	Lancaster, OH	—	1,313	10,243	63	1,313	10,306	11,619	(638)	1997	2/26/2016	33
St. Luke's Cornwall MOB	Cornwall, NY	9,500	—	13,017	—	—	13,017	13,017	(761)	2006	2/26/2016	35
HonorHealth Glendale	Glendale, AZ	—	1,770	8,089	—	1,770	8,089	9,859	(352)	2015	3/15/2016	45
Columbia MOB	Hudson, NY	12,000	—	16,550	—	—	16,550	16,550	(867)	2006	3/21/2016	35
St Vincent POB 1	Birmingham, AL	—	—	10,172	130	—	10,302	10,302	(1,246)	1975	3/23/2016	15
St Vincent POB 2	Birmingham, AL	—	48	6,624	144	48	6,768	6,816	(853)	1988	3/23/2016	15
St Vincent POB 3	Birmingham, AL	—	75	9,433	353	75	9,786	9,861	(726)	1992	3/23/2016	25
Emerson Medical Building	Creve Coeur, MO	—	1,590	9,853	114	1,590	9,967	11,557	(522)	1989	3/24/2016	35
Patient Partners Surgery Center	Gallatin, TN	—	203	3,376	—	203	3,376	3,579	(163)	2007	3/30/2016	40
Eye Associates of NM - Santa Fe	Santa Fe, NM	—	900	6,604	—	900	6,604	7,504	(366)	2002	3/31/2016	35
Eye Associates of NM - Albuquerque	Albuquerque, NM	—	1,020	7,832	—	1,020	7,832	8,852	(384)	2007	3/31/2016	40
Gardendale Surgery Center	Gardendale, AL	—	200	5,732	—	200	5,732	5,932	(250)	2011	4/11/2016	42
HealthEast - Curve Crest	Stillwater, MN	—	409	3,279	—	409	3,279	3,688	(148)	2011	4/14/2016	43
HealthEast - Victor Gardens	Hugo, MN	—	572	4,400	51	572	4,451	5,023	(209)	2008	4/14/2016	41
NOMS - Clyde	Clyde, OH	—	440	5,948	—	440	5,948	6,388	(240)	2015	5/10/2016	44
Blandford MOB	Little Rock, AR	—	203	2,386	—	203	2,386	2,589	(107)	1983	5/11/2016	40
Cardwell MOB	Lufkin, TX	—	—	8,348	138	—	8,486	8,486	(361)	1999	5/11/2016	42
Dacono Neighborhood Health	Dacono, CO	—	2,258	2,911	20	2,258	2,931	5,189	(173)	2014	5/11/2016	44
Franciscan Health	Tacoma, WA	—	711	9,096	65	711	9,161	9,872	(1,017)	1951	5/11/2016	15
Grand Island Specialty Clinic	Grand Island, NE	—	102	2,802	150	102	2,952	3,054	(136)	1978	5/11/2016	42
Hot Springs MOB	Hot Springs Village, AR	—	305	3,309	65	305	3,374	3,679	(209)	1988	5/11/2016	30
Jewish Medical Center East	Louisville, KY	—	—	81,248	32	—	81,280	81,280	(3,138)	2003	5/11/2016	45
Jewish Medical Center South MOB - 1	Shepherdsville, KY	—	—	15,861	225	—	16,086	16,086	(787)	2005	5/11/2016	39
Jewish Medical Plaza I	Louisville, KY	—	—	8,808	172	—	8,980	8,980	(451)	1970	5/11/2016	35
Jewish Medical Plaza II	Louisville, KY	—	—	5,216	1,070	—	6,286	6,286	(592)	1964	5/11/2016	15
Jewish OCC	Louisville, KY	—	—	35,703	108	—	35,811	35,811	(1,767)	1985	5/11/2016	34
Lexington Surgery Center	Lexington, KY	—	1,229	18,914	363	1,229	19,277	20,506	(1,074)	2000	5/11/2016	30
Medical Arts Pavilion	Lufkin, TX	—	—	6,215	15	—	6,230	6,230	(337)	2004	5/11/2016	33
Memorial Outpatient Center	Lufkin, TX	—	—	4,808	100	—	4,908	4,908	(206)	1990	5/11/2016	45
Midlands Two Professional Center	Papillion, NE	—	—	587	57	—	644	644	(247)	1976	5/11/2016	5
Parkview MOB	Little Rock, AR	—	705	4,343	44	705	4,387	5,092	(229)	1988	5/11/2016	35
Peak One ASC	Frisco, CO	—	—	5,763	65	—	5,828	5,828	(238)	2006	5/11/2016	44
Physicians Medical Center	Tacoma, WA	—	—	5,862	144	—	6,006	6,006	(376)	1977	5/11/2016	27
St. Alexius - Minot Medical Plaza	Minot, ND	—	—	26,078	—	—	26,078	26,078	(1,023)	2015	5/11/2016	49
St. Clare Medical Pavilion	Lakewood, WA	—	—	9,005	—	—	9,005	9,005	(535)	1989	5/11/2016	33
St. Joseph Medical Pavilion	Tacoma, WA	—	—	11,497	31	—	11,528	11,528	(591)	1989	5/11/2016	35
St. Joseph Office Park	Lexington, KY	—	3,722	12,675	3,228	3,722	15,903	19,625	(1,621)	1992	5/11/2016	14
St. Mary - Caritas Medical II	Louisville, KY	—	—	5,587	23	—	5,610	5,610	(283)	1979	5/11/2016	34
St. Mary - Caritas Medical III	Louisville, KY	—	—	383	194	—	577	577	(266)	1974	5/11/2016	2
Thornton Neighborhood Health	Thornton, CO	—	1,609	2,287	—	1,609	2,287	3,896	(132)	2014	5/11/2016	43
Medical Village at Kissimmee	Kissimmee, FL	—	634	3,365	—	634	3,365	3,999	(149)	2006	5/26/2016	39
Medical Village at Leesburg	Leesburg, FL	—	802	3,047	—	802	3,047	3,849	(213)	1979	5/26/2016	25
St. Francis MOB	Federal Way, WA	—	—	12,817	24	—	12,841	12,841	(615)	1987	6/2/2016	38
Children's Hospital MOB	Milwaukee, WI	—	476	4,897	—	476	4,897	5,373	(197)	2016	6/3/2016	45
Jewish Medical Center South MOB - 2	Shepherdsville, KY	—	27	3,827	—	27	3,827	3,854	(153)	2006	6/8/2016	40
Good Samaritan North Annex Building	Kearney, NE	—	—	2,734	—	—	2,734	2,734	(132)	1984	6/28/2016	37

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
NE Heart Institute Medical Building	Lincoln, NE	—	—	19,738	—	—	19,738	19,738	(633)	2004	6/28/2016	47
St. Vincent West MOB	Little Rock, AR	—	—	13,453	—	—	13,453	13,453	(447)	2012	6/29/2016	49
Meridan MOB	Englewood, CO	—	1,608	15,774	141	1,608	15,915	17,523	(717)	2002	6/29/2016	38
St. Mary - Caritas Medical I	Louisville, KY	—	—	8,774	283	—	9,057	9,057	(535)	1991	6/29/2016	25
St. Alexius - Medical Arts Pavilion	Bismarck, ND	—	—	12,902	77	—	12,979	12,979	(624)	1974	6/29/2016	32
St. Alexius - Mandan Clinic	Mandan, ND	—	708	7,700	74	708	7,774	8,482	(301)	2014	6/29/2016	43
St. Alexius - Orthopaedic Center	Bismarck, ND	—	—	13,881	363	—	14,244	14,244	(563)	1997	6/29/2016	39
St. Alexius - Rehab Center	Bismarck, ND	—	—	5,920	97	—	6,017	6,017	(380)	1997	6/29/2016	25
St. Alexius - Tech & Ed	Bismarck, ND	—	—	16,688	2	—	16,690	16,690	(679)	2011	6/29/2016	38
Good Samaritan MOB	Kearney, NE	—	—	24,154	72	—	24,226	24,226	(820)	1999	6/29/2016	45
Lakeside Two Professional Building	Omaha, NE	—	—	13,358	144	—	13,502	13,502	(532)	2000	6/29/2016	38
Lakeside Wellness Center	Omaha, NE	—	—	10,177	190	—	10,367	10,367	(397)	2000	6/29/2016	39
McAuley Center	Omaha, NE	—	1,427	17,020	3	1,427	17,023	18,450	(927)	1988	6/29/2016	30
Memorial Health Center	Grand Island, NE	—	—	33,967	146	—	34,113	34,113	(1,517)	1955	6/29/2016	35
Missionary Ridge MOB	Chattanooga, TN	—	—	7,223	1,205	—	8,428	8,428	(1,089)	1976	6/29/2016	10
Pilot Medical Center	Birmingham, AL	—	1,419	14,528	6	1,419	14,534	15,953	(666)	2005	6/29/2016	35
St. Joseph Medical Clinic	Tacoma, WA	—	—	16,427	32	—	16,459	16,459	(828)	1991	6/30/2016	30
Woodlands Medical Arts Center	The Woodlands, TX	—	—	19,168	198	—	19,366	19,366	(867)	2001	6/30/2016	35
FESC MOB	Tacoma, WA	—	—	12,702	181	—	12,883	12,883	(961)	1980	6/30/2016	22
Prairie Care MOB	Maplewood, MN	—	525	3,099	—	525	3,099	3,624	(113)	2016	7/6/2016	45
Springwoods MOB	Spring, TX	—	3,821	14,830	3,492	3,821	18,322	22,143	(549)	2015	7/21/2016	44
Unity - ASC, Imaging & MOB	West Lafayette, IN	—	960	9,991	—	960	9,991	10,951	(429)	2001	8/8/2016	35
Unity - Medical Pavilion	West Lafayette, IN	—	1,070	12,454	—	1,070	12,454	13,524	(535)	2001	8/8/2016	35
Unity - Faith, Hope & Love	West Lafayette, IN	—	280	1,862	—	280	1,862	2,142	(80)	2001	8/8/2016	35
Unity - Immediate Care & OCC	West Lafayette, IN	—	300	1,833	—	300	1,833	2,133	(75)	2004	8/8/2016	37
Medical Village at Maitland	Orlando, FL	—	2,393	18,543	—	2,393	18,543	20,936	(613)	2006	8/23/2016	44
Tri-State Orthopaedics MOB	Evansville, IN	—	1,580	14,162	—	1,580	14,162	15,742	(553)	2004	8/30/2016	37
Maury Regional Healthcare MOB	Spring Hill, TN	—	—	15,619	—	—	15,619	15,619	(503)	2012	9/30/2016	41
Spring Ridge Medical Center	Wyomissing, PA	—	28	4,943	—	28	4,943	4,971	(177)	2002	9/30/2016	37
Doctors Community Hospital POB	Lanham, MD	—	—	23,034	—	—	23,034	23,034	(602)	2009	9/30/2016	48
Gig Harbor Medical Pavilion	Gig Harbor, WA	—	—	4,791	1,768	—	6,559	6,559	(271)	1991	9/30/2016	30
Midlands One Professional Center	Papillion, NE	—	—	14,922	—	—	14,922	14,922	(507)	2010	9/30/2016	37
N.W. Michigan Surgery Center Units #1, #2, & #4	Traverse City, MI	—	2,748	30,005	—	2,748	30,005	32,753	(909)	2004	10/28/2016	40
Northeast Medical Center	Fayetteville, NY	—	4,011	25,564	929	4,011	26,493	30,504	(1,045)	1998	11/23/2016	33
North Medical Center	Liverpool, NY	—	1,337	18,680	844	1,337	19,524	20,861	(673)	1989	11/23/2016	35
Cincinnati Eye Institute	Cincinnati, OH	—	2,050	32,546	—	2,050	32,546	34,596	(1,133)	1985	11/23/2016	35
HonorHealth - Scottsdale MOB	Scottsdale, AZ	—	—	4,288	—	—	4,288	4,288	(135)	2000	12/2/2016	45
Fox Valley Hematology & Oncology	Appleton, WI	—	1,590	26,666	—	1,590	26,666	28,256	(691)	2015	12/8/2016	44
Gastrointestinal Associates MOB	Powell, TN	—	937	3,214	—	937	3,214	4,151	(129)	1965	12/9/2016	30
Northern Vision Eye Center	Traverse City, MI	—	490	2,132	—	490	2,132	2,622	(71)	2006	12/15/2016	35
Flower Mound MOB	Flower Mound, TX	—	1,945	8,312	—	1,945	8,312	10,257	(228)	2011	12/16/2016	43
Carrollton MOB	Flower Mound, TX	—	2,183	10,461	—	2,183	10,461	12,644	(306)	2002	12/16/2016	40
HonorHealth IRF	Scottsdale, AZ	10,000	—	19,331	—	—	19,331	19,331	(481)	2000	12/22/2016	42
Orthopedic Associates	Flower Mound, TX	—	2,915	12,791	—	2,915	12,791	15,706	(319)	2011	1/5/2017	43
Medical Arts Center at Hartford	Plainville, CT	—	1,499	24,627	—	1,499	24,627	26,126	(594)	2015	1/11/2017	44
CareMount - Lake Katrine MOB	Lake Katrine, NY	26,039	1,941	27,434	—	1,941	27,434	29,375	(636)	2013	2/14/2017	42
CareMount - Rhinebeck MOB	Rhinebeck, NY	—	869	12,220	—	869	12,220	13,089	(296)	1965	2/14/2017	41
Monterey Medical Center - MOB	Stuart, FL	—	2,292	13,376	5	2,292	13,381	15,673	(323)	2003	3/7/2017	37
Creighton University Medical Center	Omaha, NE	—	—	32,487	—	—	32,487	32,487	(575)	2017	3/28/2017	49
Strictly Pediatrics Specialty Center	Austin, TX	—	4,457	62,527	39	4,457	62,566	67,023	(1,222)	2006	3/31/2017	40
MedStar Stephen's Crossing	Brandywine, MD	—	1,975	14,810	—	1,975	14,810	16,785	(190)	2015	6/16/2017	43
CHI Health Clinic Building	Omaha, NE	—	—	50,177	—	—	50,177	50,177	(501)	2017	6/29/2017	49
St Gabriel's Centracare	Little Falls, MN	—	—	4,944	—	—	4,944	4,944	(110)	1990	6/29/2017	25
Craven-Hagan Clinic	Williston, ND	—	—	8,739	—	—	8,739	8,739	(123)	1984	6/29/2017	40
Chattanooga Heart Institute	Chattanooga, TN	—	—	18,639	—	—	18,639	18,639	(257)	1993	6/29/2017	37
CHI St. Vincent Mercy Heart & Vascular Center	Hot Springs, AR	—	—	11,688	—	—	11,688	11,688	(145)	1998	6/29/2017	45
South Campus MOB	Hot Springs, AR	—	—	13,369	—	—	13,369	13,369	(171)	2009	6/29/2017	42
CHI St. Vincent Mercy Cancer Center	Hot Springs, AR	—	—	5,090	—	—	5,090	5,090	(72)	2001	6/29/2017	39
St. Joseph Professional Office Building	Bryan, TX	—	—	11,169	—	—	11,169	11,169	(129)	1996	6/29/2017	46
St. Vincent Carmel Women's Center	Carmel, IN	—	—	31,720	—	—	31,720	31,720	(339)	2014	6/29/2017	48
St. Vincent Fishers Medical Center	Fishers, IN	44,000	—	62,870	—	—	62,870	62,870	(749)	2008	6/29/2017	45
Baylor Charles A. Sammons Cancer Center	Dallas, TX	—	—	256,886	—	—	256,886	256,886	(2,994)	2011	6/30/2017	43
Orthopedic & Sports Institute of the Fox Valley	Appleton, WI	—	2,003	26,394	100	2,003	26,494	28,497	(406)	2005	6/30/2017	40
Clearview Cancer Institute	Huntsville, AL	—	2,736	43,220	—	2,736	43,220	45,956	(554)	2006	8/4/2017	34
Northside Cherokee/Town Lake MOB	Atlanta, GA	—	—	30,627	—	—	30,627	30,627	(312)	2013	8/15/2017	46
HonorHealth Mesa MOB	Mesa, AZ	—	362	3,059	—	362	3,059	3,421	(32)	2013	8/15/2017	43
Little Falls Orthopedics	Little Falls, MN	—	246	1,977	—	246	1,977	2,223	(39)	1999	8/24/2017	28

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Little Falls Dialysis Center	Little Falls, MN	—	—	2,885	—	—	2,885	2,885	(77)	1959	8/24/2017	15
Immanuel One Professional Center	Omaha, NE	—	—	16,598	—	—	16,598	16,598	(210)	1993	8/24/2017	35
SJRHC Cancer Center	Bryan, TX	—	—	5,065	—	—	5,065	5,065	(47)	1997	8/24/2017	40
St. Vincent Women's Center	Hot Springs, AR	—	—	4,789	—	—	4,789	4,789	(41)	2001	8/31/2017	40
Legends Park MOB & ASC	Midland, TX	—	1,658	24,178	—	1,658	24,178	25,836	(194)	2003	9/27/2017	44
Franklin MOB & ASC	Franklin, TN	—	1,001	7,902	—	1,001	7,902	8,903	(49)	2014	10/12/2017	42
Eagle Point MOB	Lake Elmo, MN	—	1,011	9,009	—	1,011	9,009	10,020	(36)	2015	10/31/2017	48
Edina East MOB	Edina, MN	—	2,360	4,135	—	2,360	4,135	6,495	(26)	1962	10/31/2017	30
Northside MOB - Center Pointe	Atlanta, GA	—	—	119,467	—	—	119,467	119,467	(323)	2009	11/10/2017	31
Gwinnett 500 Building	Lawrenceville, GA	—	—	22,753	—	—	22,753	22,753	(90)	1995	11/17/2017	45
Hudgens Professional Building	Duluth, GA	—	—	21,779	—	—	21,779	21,779	(98)	1994	11/17/2017	40
St. Vincent Building	Indianapolis, IN	—	5,854	42,382	—	5,854	42,382	48,236	(182)	2007	11/17/2017	45
Gwinnett Physicians Center	Lawrenceville, GA	17,609	—	48,304	—	—	48,304	48,304	(92)	2010	12/1/2017	47
Apple Valley Medical Center	Apple Valley, MN	—	1,587	14,929	—	1,587	14,929	16,516	(40)	1974	12/18/2017	33
Desert Cove MOB (57% Interest)	Scottsdale, AZ	—	1,689	5,207	—	1,689	5,207	6,896	(12)	1991	12/18/2017	38
Westgate MOB	Glendale, AZ	—	—	13,379	—	—	13,379	13,379	(27)	2016	12/21/2017	45
		$186,679	$217,808	$3,518,259	$73,655	$217,695	$3,591,914	$3,809,609	$(201,527)

The aggregate cost for federal income tax purposes of the real estate as of December 31, 2017 is $3.83 billion, with accumulated tax depreciation of $175.8 million. The cost, net of accumulated depreciation, is approximately $3.65 billion (unaudited).

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of the beginning of the year	$2,606,536	$1,424,894	$729,034
Acquisitions	1,207,098	1,170,593	695,693
Additions	12,243	11,049	4,440
Impairment	(965)	—	—
Dispositions	(15,303)	—	(4,273)
Balance as of the end of the year	$3,809,609	$2,606,536	$1,424,894

The changes in accumulated depreciation for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of the beginning of the year	$118,609	$61,242	$32,772
Depreciation	87,531	57,367	29,958
Dispositions	(4,613)	—	(1,488)
Balance as of the end of the year	$201,527	$118,609	$61,242

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP (“EY”), an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures.

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of December 31, 2017, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Proposal 1 - Election of Trustees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance Matters”, “Executive Officers”, and “Report of the Audit Committee of the Board of Trustees” to be included in the Trust’s 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2017.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in “Part I., Item 1. Business - Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Executive Compensation”, “2017 Non-Employee Trustee Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” to be included in the Trust’s 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in the Trust’s 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Certain Relationships and Related Transactions” and “Trustee Independence” to be included in the Trust’s 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” to be included in the Trust’s 2018 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	109

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

PHYSICIANS REALTY TRUST

Dated:	March 1, 2018	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	March 1, 2018
John T. Thomas	President and Trustee (Principal Executive Officer)

/s/ JEFFREY N. THEILER	Executive Vice President and	March 1, 2018
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. LUCEY	Senior Vice President - Chief Accounting and	March 1, 2018
John W. Lucey	Administrative Officer (Principal Accounting Officer)

/s/ STANTON D. ANDERSON	Trustee	March 1, 2018
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	March 1, 2018
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	March 1, 2018
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	March 1, 2018
William A. Ebinger, M.D.

/s/ TOMMY G. THOMPSON	Chairman	March 1, 2018
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee	March 1, 2018
Richard A. Weiss

/s/ PAMELA J. KESSLER	Trustee	March 1, 2018
Pamela J. Kessler

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY L.P. by: Physicians Realty Trust, its general partner

Dated:	March 1, 2018	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	March 1, 2018
John T. Thomas	President and Trustee (Principal Executive Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JEFFREY N. THEILER	Executive Vice President and	March 1, 2018
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JOHN W. LUCEY	Senior Vice President - Chief Accounting and	March 1, 2018
John W. Lucey	Administrative Officer (Principal Accounting Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ STANTON D. ANDERSON	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	March 1, 2018
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	March 1, 2018
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	March 1, 2018
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	March 1, 2018
William A. Ebinger, M.D.

/s/ TOMMY G. THOMPSON	Chairman of the Board of Trustees of Physicians Realty Trust, the general partner of Physicians Realty L.P.	March 1, 2018
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	March 1, 2018
Richard A. Weiss

/s/ PAMELA J. KESSLER	Trustee of Physicians Realty Trust, the general partner of Physicians Realty L.P.	March 1, 2018
Pamela J. Kessler

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
4.2	(4)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.3	(4)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(4)	Form of 4.300% Senior Note due 2027 and guarantee thereof (included in Exhibit 4.3)
4.5	(5)	Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.6	(5)	Form of 3.950% Senior Notes due 2028 and guarantee thereof (included in Exhibit 4.5)
10.1	(6)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(7)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.3	(8)	Employment Agreement dated as of February 28, 2018, between the Trust and John T. Thomas**
10.4	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and Jeffrey N. Theiler**
10.5	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and John W. Lucey**
10.6	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and Mark D. Theine**
10.7	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and Del Mar Deeni Taylor**
10.8	(8)	Employment Agreement dated as of February 28, 2018, between the Trust and Bradley D. Page**
10.9	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and Dan Klein* **
10.10	(9)	Physicians Realty Trust Incentive Bonus Plan**
10.12	(9)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.13	(9)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.14	(9)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.15	(10)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective August 7, 2014**
10.16	(11)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.17	(11)	Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)**
10.18	(11)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.19	(8)	Form of Restricted Share Unit Award Agreement (Performance Units)
10.20	(12)
Amended and Restated Credit Agreement, dated June 10, 2016, among Physicians Realty L.P., Physicians Realty Trust, KeyBank National Association, KeyBanc Capital Markets Inc., BMO Capital Markets, Citizens Bank, N.A., and the lenders party thereto.

10.21	(13)	Physicians Realty Trust 2015 Employee Stock Purchase Plan**
10.22	(14)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.23	(14)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.22)
10.24	(14)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.22)
10.25	(14)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.22)
10.26	(14)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.22)
10.27	(15)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.28	(15)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.27)
10.29	(15)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.27)
10.30	(15)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.27)
10.31	(15)	First Amendment to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Required Noteholders
10.32	(16)
Contribution Agreement, dated as of February 5, 2015, by and among United Properties Investment, LLC, a Minnesota limited liability company, Minnetonka Medical Building, LLC, a Minnesota limited liability company and DOC-15450 State Highway 7 MOB, LLC, a Wisconsin limited liability company

Exhibit No.		Title
10.33	(17)	Purchase and Sale Agreement (Building Sale / Ground Lease Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.
10.34	(17)	Purchase and Sale Agreement (Fee Simple Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.
10.35	(18)	Real Estate Purchase and Sale Agreement, dated June 27, 2017, between BCC Cancer Center Venture, L.P. and DOC-3410 Worth St. MOB, LLC
12.1		Statement re Computation of Ratio of Earnings to Fixed Charges*
12.2		Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Unit Distributions*
21.1		List of Subsidiaries of the Registrant*
23.1		Consent of Ernst & Young LLP for Physicians Realty Trust*
23.2		Consent of Ernst & Young LLP for Physicians Realty L.P.*
24.1		Power of Attorney (included on signature pages)*
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
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

(1)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 14, 2013 (File No. 333-188862).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (File No. 001-36007).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 17, 2015 (File No. 333-205034).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2017 (File No. 001-36007).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-36007).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.

(7)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2018 (File No. 001-36007).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014 (File No. 001-36007).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2014 (File No. 001-36007).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 001-36007).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 (File No. 001-36007).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2016 (File No. 001-36007).

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 (File No. 001-36007).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (File No. 001-36007).