Form 10-Q
period 2018-03-31
Physicians Realty Trust; Physicians Realty L.P.
filed 2018-05-04
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of Physicians Realty Trust’s common shares outstanding as of April 30, 2018 was 182,004,287.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2018 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and the “Company,” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership, together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of March 31, 2018, the Trust held a 97.1% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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
for the Quarter Ended March 31, 2018

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness, or our ability to pay down or refinance our indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentration in Texas causes us to be particularly exposed to downturns in the Texas economy or other changes in Texas market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates, and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•
any adverse effects to the business, financial position or results of Catholic Health Initiatives’ (“CHI”), or one or more of the CHI-affiliated tenants, that impact the ability of CHI-affiliated tenants to pay us rent;

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report and, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”).

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$214,476	$217,695
Building and improvements	3,570,056	3,568,858
Tenant improvements	19,121	23,056
Acquired lease intangibles	459,836	458,713
	4,263,489	4,268,322
Accumulated depreciation	(318,393)	(300,458)
Net real estate property	3,945,096	3,967,864
Real estate held for sale	93,289	—
Real estate loans receivable	71,529	76,195
Investments in unconsolidated entities	1,331	1,329
Net real estate investments	4,111,245	4,045,388
Cash and cash equivalents	6,550	2,727
Tenant receivables, net	4,293	9,966
Other assets	134,919	106,302
Total assets	$4,257,007	$4,164,383
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$466,828	$324,394
Notes payable	966,387	966,603
Mortgage debt	154,373	186,471
Accounts payable	2,562	11,023
Dividends and distributions payable	43,388	43,804
Accrued expenses and other liabilities	56,706	56,405
Acquired lease intangibles, net	15,767	15,702
Total liabilities	1,706,011	1,604,402

Redeemable noncontrolling interest - Series A Preferred Units (2018) and partially owned properties	23,736	12,347

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 181,943,725 and 181,440,051 common shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,819	1,814
Additional paid-in capital	2,778,616	2,772,823
Accumulated deficit	(345,571)	(315,417)
Accumulated other comprehensive income	18,250	13,952
Total shareholders’ equity	2,453,114	2,473,172
Noncontrolling interests:
Operating Partnership	73,527	73,844
Partially owned properties	619	618
Total noncontrolling interests	74,146	74,462
Total equity	2,527,260	2,547,634
Total liabilities and equity	$4,257,007	$4,164,383
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental revenues	$78,887	$59,092
Expense recoveries	24,308	16,354
Interest income on real estate loans and other	2,028	1,220
Total revenues	105,223	76,666
Expenses:
Interest expense	16,494	9,815
General and administrative	8,459	4,736
Operating expenses	30,459	22,089
Depreciation and amortization	38,576	27,933
Acquisition expenses	—	5,405
Total expenses	93,988	69,978
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	11,235	6,688
Equity in income of unconsolidated entities	28	28
Gain on sale of investment properties	69	—
Net income	11,332	6,716
Net income attributable to noncontrolling interests:
Operating Partnership	(313)	(147)
Partially owned properties (1)	(111)	(167)
Net income attributable to controlling interests	10,908	6,402
Preferred distributions	(487)	(211)
Net income attributable to common shareholders:	$10,421	$6,191
Net income per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average common shares:
Basic	181,809,570	138,986,629
Diluted	187,317,243	142,605,930

Dividends and distributions declared per common share and OP Unit	$0.230	$0.225

(1)	An adjustment of $0.1 million was required for net income attributable to redeemable noncontrolling interests for the three months ended March 31, 2018 and March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$11,332	$6,716
Other comprehensive income:
Change in fair value of interest rate swap agreements	4,298	825
Total other comprehensive income	4,298	825
Comprehensive income	15,630	7,541
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(438)	(201)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(111)	(167)
Comprehensive income attributable to common shareholders	$15,081	$7,173

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$1,814	$2,772,823	$(315,417)	$13,952	$2,473,172	$73,844	$618	$74,462	$2,547,634
Net proceeds from sale of common shares	3	5,313	—	—	5,316	—	—	—	5,316
Restricted share award grants, net	2	872	59	—	933	—	—	—	933
Conversion of OP Units	—	126	—	—	126	(126)	—	(126)	—
Dividends/distributions declared	—	—	(41,910)	—	(41,910)	(1,216)	—	(1,216)	(43,126)
Preferred distributions	—	—	(487)	—	(487)	—	—	—	(487)
Distributions	—	—	—	—	—	—	(43)	(43)	(43)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	194	1,276	—	1,470	—	—	—	1,470
Change in fair value of interest rate swap agreements	—	—	—	4,298	4,298	—	—	—	4,298
Net income	—	—	10,908	—	10,908	313	44	357	11,265
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(712)	—	—	(712)	712	—	712	—
Balance at March 31, 2018	$1,819	$2,778,616	$(345,571)	$18,250	$2,453,114	$73,527	$619	$74,146	$2,527,260

The accompanying notes are an integral part of this consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$11,332	$6,716
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,576	27,933
Amortization of deferred financing costs	618	549
Amortization of lease inducements and above/below-market lease intangibles	1,190	1,307
Straight-line rental revenue/expense	(6,450)	(4,508)
Amortization of discount on unsecured senior notes	142	20
Amortization of above market assumed debt	(16)	(59)
Gain on sale of investment properties	(69)	—
Equity in income of unconsolidated entities	(28)	(28)
Distributions from unconsolidated entities	26	55
Change in fair value of derivative	2	165
Provision for bad debts	(141)	(127)
Non-cash share compensation	2,605	1,490
Net change in fair value of contingent consideration	—	(70)
Change in operating assets and liabilities:
Tenant receivables	5,437	2,703
Other assets	(222)	(287)
Accounts payable	(8,461)	(1,297)
Accrued expenses and other liabilities	(3,651)	(676)
Net cash provided by operating activities	40,890	33,886
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	2,440	—
Acquisition of investment properties, net	(84,202)	(174,737)
Escrowed cash - acquisition deposits / earnest deposits	(2,720)	1,375
Capital expenditures on existing investment properties	(5,608)	(3,434)
Issuance of real estate loans receivable	(2,000)	(2,279)
Repayment of real estate loan receivable	6,717	1,507
Issuance of note receivable	(20,385)	—
Repayment of note receivable	—	16,423
Leasing commissions	(664)	(552)
Lease inducements	—	(2,050)
Net cash used in investing activities	(106,422)	(163,747)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	5,316	301,572
Proceeds from credit facility borrowings	166,000	128,000
Payment on credit facility borrowings	(24,000)	(529,000)
Proceeds from issuance of senior unsecured notes	—	396,108
Principal payments on mortgage debt	(32,157)	(5,823)
Debt issuance costs	(412)	(651)
Dividends paid - shareholders	(42,251)	(30,945)
Distributions to noncontrolling interest - Operating Partnership	(1,232)	(703)
Preferred distributions paid - OP Unit holder	(81)	(480)
Contributions from noncontrolling interest	—	47
Distributions to noncontrolling interest - partially owned properties	(127)	(154)
Payments of employee taxes for withheld stock based compensation shares	(1,701)	(2,431)
Purchase of Series A Preferred Units	—	(19,961)
Purchase of OP Units	—	(3,725)
Net cash provided by financing activities	69,355	231,854
Net increase in cash and cash equivalents	3,823	101,993
Cash and cash equivalents, beginning of period	2,727	15,491
Cash and cash equivalents, end of period	$6,550	$117,484
Supplemental disclosure of cash flow information - interest paid during the period	$19,230	$10,764
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$4,298	$825
Supplemental disclosure of noncash activity - assumed debt	$—	$26,379
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$22,651	$44,978

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$214,476	$217,695
Building and improvements	3,570,056	3,568,858
Tenant improvements	19,121	23,056
Acquired lease intangibles	459,836	458,713
	4,263,489	4,268,322
Accumulated depreciation	(318,393)	(300,458)
Net real estate property	3,945,096	3,967,864
Real estate held for sale	93,289	—
Real estate loans receivable	71,529	76,195
Investments in unconsolidated entities	1,331	1,329
Net real estate investments	4,111,245	4,045,388
Cash and cash equivalents	6,550	2,727
Tenant receivables, net	4,293	9,966
Other assets	134,919	106,302
Total assets	$4,257,007	$4,164,383
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$466,828	$324,394
Notes payable	966,387	966,603
Mortgage debt	154,373	186,471
Accounts payable	2,562	11,023
Dividends and distributions payable	43,388	43,804
Accrued expenses and other liabilities	56,706	56,405
Acquired lease intangibles, net	15,767	15,702
Total liabilities	1,706,011	1,604,402

Redeemable noncontrolling interest - Series A Preferred Units (2018) and partially owned properties	23,736	12,347

Capital:
Partners’ capital:
General partners’ capital, 181,943,725 and 181,440,051 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,434,864	2,459,220
Limited partners’ capital, 5,464,217 and 5,364,632 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	73,527	73,844
Accumulated other comprehensive income	18,250	13,952
Total partners’ capital	2,526,641	2,547,016
Noncontrolling interest - partially owned properties	619	618
Total capital	2,527,260	2,547,634
Total liabilities and capital	$4,257,007	$4,164,383

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental revenues	$78,887	$59,092
Expense recoveries	24,308	16,354
Interest income on real estate loans and other	2,028	1,220
Total revenues	105,223	76,666
Expenses:
Interest expense	16,494	9,815
General and administrative	8,459	4,736
Operating expenses	30,459	22,089
Depreciation and amortization	38,576	27,933
Acquisition expenses	—	5,405
Total expenses	93,988	69,978
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	11,235	6,688
Equity in income of unconsolidated entities	28	28
Gain on sale of investment properties	69	—
Net income	11,332	6,716
Net income attributable to noncontrolling interests - partially owned properties (1)	(111)	(167)
Net income attributable to controlling interests	11,221	6,549
Preferred distributions	(487)	(211)
Net income attributable to common unitholders	$10,734	$6,338
Net income per common unit:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average common units:
Basic	187,264,064	142,172,746
Diluted	187,317,243	142,605,930

Distributions declared per common unit	$0.230	$0.225

(1)	An adjustment of $0.1 million was required for net income attributable to redeemable noncontrolling interests for the three months ended March 31, 2018 and March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$11,332	$6,716
Other comprehensive income:
Change in fair value of interest rate swap agreements	4,298	825
Total other comprehensive income	4,298	825
Comprehensive income	15,630	7,541
Comprehensive income attributable to noncontrolling interests - partially owned properties	(111)	(167)
Comprehensive income attributable to common unitholders	$15,519	$7,374

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2018	2,459,220	73,844	13,952	2,547,016	618	2,547,634
Net proceeds from sale of common shares	5,316	—	—	5,316	—	5,316
Restricted share award grants, net	933	—	—	933	—	933
Conversion of OP Units	126	(126)	—	—	—	—
OP Units - distributions	(41,910)	(1,216)	—	(43,126)	—	(43,126)
Preferred distributions	(487)	—	—	(487)	—	(487)
Distributions	—	—	—	—	(43)	(43)
Change in market value of Redeemable Limited Partners	194	—	—	194	—	194
Buyout of Noncontrolling Interest - partially owned properties	1,276	—	—	1,276	—	1,276
Change in fair value of interest rate swap agreements	—	—	4,298	4,298	—	4,298
Net income	10,908	313	—	11,221	44	11,265
Adjustments for Limited Partners ownership in Operating Partnership	(712)	712	—	—	—	—
Balance at March 31, 2018	$2,434,864	$73,527	$18,250	$2,526,641	$619	$2,527,260

The accompanying notes are an integral part of this consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$11,332	$6,716
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,576	27,933
Amortization of deferred financing costs	618	549
Amortization of lease inducements and above/below-market lease intangibles	1,190	1,307
Straight-line rental revenue/expense	(6,450)	(4,508)
Amortization of discount on unsecured senior notes	142	20
Amortization of above market assumed debt	(16)	(59)
Gain on sale of investment properties	(69)	—
Equity in income of unconsolidated entities	(28)	(28)
Distributions from unconsolidated entities	26	55
Change in fair value of derivative	2	165
Provision for bad debts	(141)	(127)
Non-cash share compensation	2,605	1,490
Net change in fair value of contingent consideration	—	(70)
Change in operating assets and liabilities:
Tenant receivables	5,437	2,703
Other assets	(222)	(287)
Accounts payable	(8,461)	(1,297)
Accrued expenses and other liabilities	(3,651)	(676)
Net cash provided by operating activities	40,890	33,886
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	2,440	—
Acquisition of investment properties, net	(84,202)	(174,737)
Escrowed cash - acquisition deposits / earnest deposits	(2,720)	1,375
Capital expenditures on existing investment properties	(5,608)	(3,434)
Issuance of real estate loans receivable	(2,000)	(2,279)
Repayment of real estate loan receivable	6,717	1,507
Issuance of note receivable	(20,385)	—
Repayment of note receivable	—	16,423
Leasing commissions	(664)	(552)
Lease inducements	—	(2,050)
Net cash used in investing activities	(106,422)	(163,747)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	5,316	301,572
Proceeds from credit facility borrowings	166,000	128,000
Payment on credit facility borrowings	(24,000)	(529,000)
Proceeds from issuance of senior unsecured notes	—	396,108
Principal payments on mortgage debt	(32,157)	(5,823)
Debt issuance costs	(412)	(651)
OP Unit distributions - General Partner	(42,251)	(30,945)
OP Unit distributions - Limited Partner	(1,232)	(703)
Preferred OP Units distributions - Limited Partner	(81)	(480)
Contributions from noncontrolling interest	—	47
Distributions to noncontrolling interest - partially owned properties	(127)	(154)
Payments of employee taxes for withheld stock based compensation shares	(1,701)	(2,431)
Purchase of Series A Preferred Units	—	(19,961)
Purchase of Limited Partner Units	—	(3,725)
Net cash provided by financing activities	69,355	231,854
Net increase in cash and cash equivalents	3,823	101,993
Cash and cash equivalents, beginning of period	2,727	15,491
Cash and cash equivalents, end of period	$6,550	$117,484
Supplemental disclosure of cash flow information - interest paid during the period	$19,230	$10,764
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$4,298	$825
Supplemental disclosure of noncash activity - assumed debt	$—	$26,379
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$22,651	$44,978

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

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of March 31, 2018, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from the IPO to Physicians Realty L.P., a Delaware limited partnership, (the “Operating Partnership”), and is the sole general partner of the Operating Partnership. The Trust and the Operating Partnership are managed and operated as one entity. The Trust has no significant assets other than its investment in the Operating Partnership. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same.

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

During the quarterly period ended March 31, 2018, the Trust sold 311,786 common shares pursuant to the ATM Program, at a weighted average price of $17.85 per share, resulting in total net proceeds of approximately $5.5 million.

As of April 30, 2018, the Trust has $168.2 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2018 and 2017 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 1, 2018.

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

Noncontrolling interests in the Company include OP Units held by other investors. As of March 31, 2018, the Trust held a 97.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

On January 9, 2018, the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons”) was partially funded with the issuance of 104,172 Series A Preferred Units with a value of $22.7 million. Due to the redemption rights associated with the Series A Preferred Units the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheet. As of March 31, 2018, the value of the embedded derivative is $3.8 million and is classified in accrued expenses and other liabilities on the consolidated balance sheet.

As of March 31, 2018, there were 104,172 Series A Preferred Units outstanding.

In connection with the acquisition of a medical office portfolio in Minnesota (the “Minnesota portfolio”), the Trust received a $5 million equity investment from a third party, effective March 1, 2015. This investment earns a 15% cumulative preferred return. At any point subsequent to the third anniversary of the investment, the holder can require the Trust to redeem the instrument at a price for which the investor will realize a 15% internal rate of return. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. As of March 1, 2018, holders redeemed a portion of their noncontrolling interest for $6.4 million.

In connection with the acquisition on December 29, 2015 of a medical office building located on the campus of the Great Falls Clinic and Hospital in Great Falls, Montana, physicians affiliated with the seller retained a noncontrolling interest which may, at the holders’ option, be redeemed at any time. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

On March 23, 2018, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended March 31, 2018. The distribution was paid on April 18, 2018 to common shareholders and OP Unit holders of record as of the close of business on April 3, 2018.

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

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018 we expect the majority of our future investments in real estate investments will be accounted for as asset acquisitions and to record the purchase price to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above- or below-market leases, in place leases, above- or below-market debt assumed, and any contingent consideration recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.

The determination of fair value involves the use of significant judgment and estimation. The Company makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and generally includes the assistance of a third party appraiser. The Company estimates the fair value of an acquired asset on an “as-if-vacant” basis and its value is depreciated in equal amounts over the course of its estimated remaining useful life. The Company determines the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within the Company’s portfolio.

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

The Company did not record any impairment charges in the three month periods ended March 31, 2018 and 2017.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. As of March 31, 2018, the Company classified one disposition group as held for sale which includes 15 medical office buildings.

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

Real Estate Loans Receivable

Real estate loans receivable consists of ten mezzanine loans and two term loans as of March 31, 2018. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, while each term loan is secured by a mortgage of a related medical office building. Interest income on the loans is recognized as earned based on the terms of the loans, subject to evaluation of collectability risks, and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized to date.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, net of related allowances, are included in other assets and were approximately $51.0 million and $47.6 million as of March 31, 2018 and December 31, 2017, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Allowance for doubtful accounts was approximately $0.3 million and $4.9 million as of March 31, 2018 and December 31, 2017, respectively. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2018, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2018, hedge ineffectiveness was insignificant. For the three months ended March 31, 2017, the Company recorded a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

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

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $0.8 million and $1.6 million, respectively.

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

Contingent Liabilities

Certain of our acquisitions provide for additional consideration to the seller in the form of an earn-out associated with lease-up contingencies. The Company recognizes the contingent liabilities only if certain parameters or other substantive contingencies are met, at which time the consideration becomes payable. Resolved contingent liabilities increase our acquired assets, and reduce our liability.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Prior to January 1, 2018, the Company recorded certain contingent liabilities which are included in accrued expenses and other liabilities on its consolidated balance sheets. These were recorded at fair value as of the acquisition date and until they expire, the Company reassesses the fair value at the end of each reporting period, with any changes being recognized in earnings.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach. Based on our assessment, we have identified all of our revenue streams and concluded rental income from leasing arrangements represents a substantial portion of our revenue. Income from leasing arrangements is specifically excluded from Topic 606 and will be evaluated with the anticipated adoption of ASU 2016-02, Leases. Therefore, the impact of adopting ASU 2014-09 was minimal on our current recognition and presentation of non-lease revenue. Upon adoption of ASU 2016-02, Topic 606 may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and other reimbursement revenue), even when the revenue for such activities is not separately stipulated in the lease. In that case, the revenue from these items previously recognized on a straight-line basis under the current lease guidance would be recognized under the new revenue guidance as the related services are delivered.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard provides the option of a modified retrospective transition approach or a cumulative effect for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements. We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of ASU 2016-02.  As a result of adopting the practical expedients, the Company will recognize all of its operating leases for which it is the lessee, including ground leases, on its consolidated balance sheets. The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an acquired input and a substantive process that together significantly contribute to the ability to create outputs. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. This ASU is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018 and as a result, have classified our real estate acquisitions completed during the three months ended March 31, 2018 as asset acquisitions rather than business combinations due to the fact that substantially all of the fair value of the gross assets acquired were concentrated in a single asset or group of similar identifiable assets. The Company has recorded identifiable assets acquired, liabilities assumed and any noncontrolling interests associated with any asset acquisitions at cost on a relative fair value basis and has capitalized transaction costs incurred.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the effects this standard will have on its consolidated financial statements.
Note 3. Acquisitions and Dispositions

During the three months ended March 31, 2018, the Company completed acquisitions of 2 operating healthcare properties and 1 land parcel located in 3 states for an aggregate purchase price of approximately $99.4 million. In addition, the Company completed a noncontrolling interest buyout for $6.4 million and a $2.0 million loan transaction, resulting in total investment activity of approximately $107.8 million.

Effective January 1, 2018, with our adoption of ASU 2017-01, transaction costs incurred for asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in “Operating Expenses” on our consolidated statement of operations. Certain acquisitions that occurred prior to January 1, 2018, were accounted for as business combinations.

Investment activity for the three months ended March 31, 2018 is summarized below:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Hazelwood Medical Commons	(1)	Maplewood, MN	January 9, 2018	$70,702
Lee's Hill Medical Plaza		Fredericksburg, VA	January 23, 2018	28,000
Scottsdale, Arizona Land	(2)	Scottsdale, AZ	February 16, 2018	700
Loan Investment	(3)	Pensacola, FL	February 16, 2018	2,000
Noncontrolling Interest Buyout - Minnesota portfolio	(4)		March 1, 2018	6,406
				$107,808

(1)
The Company partially funded the purchase price of this acquisition by issuing a total of 104,172 Series A Preferred Units valued at approximately $22.7 million in the aggregate on the date of issuance.

(2)	The Company acquired the land beneath a previously acquired facility.

(3)	Has an interest rate of 8.9%.

(4)	The Company acquired an additional 4.2% interest in the Minnesota portfolio joint venture, increasing the Company’s total interest in the joint venture to 99.6%.

For the three months ended March 31, 2018, the Company recorded revenues and net income from its 2018 acquisitions of $1.9 million and $0.6 million, respectively.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

Land	$7,684
Building and improvements	82,180
In-place lease intangible	13,202
Above market in-place lease intangible	969
Below market in-place lease intangible	(959)
Prepaid Expenses	(2,628)
Issuance of Series A Preferred Units	(22,651)
Net assets acquired	$77,797

Dispositions

During the three months ended March 31, 2018, the Company sold two medical office buildings located in Michigan and Florida for approximately $2.5 million and recognized a net gain on the sale of approximately $0.1 million.

The following table summarizes revenues and net income related to the two disposed properties for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues	$48	$142
Income (loss) before gain on sale of investment properties:	(46)	29
Gain on sale of investment properties, net	69	—
Net income	$23	$29

Assets Held for Sale

As of March 31, 2018, the Company classified one portfolio comprised of 15 properties, as held for sale. In accordance with this classification, the following assets are classified as held for sale in the accompanying consolidated balance sheets at March 31, 2018.

Land and improvements	$10,166
Building and improvements	80,517
Tenant improvements	6,046
Acquired lease intangibles	12,967
Other Assets	3,898
Real estate held for sale before accumulated deprecation	113,594
Accumulated depreciation	(20,305)
Real estate held for sale	$93,289

Unaudited Pro Forma Financial Information

Physicians Realty Trust

The following table illustrates the pro forma consolidated revenue, net income, and earnings per share as if the Company had acquired the 2018 acquisitions as of January 1, 2017 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Revenue	$106,047	$79,183
Net income	12,009	7,298
Net income available to common shareholders	11,065	6,756
Earnings per share - basic	$0.06	$0.04
Earnings per share - diluted	$0.06	$0.04
Weighted average number of shares outstanding - basic	181,809,570	181,809,570
Weighted average number of shares outstanding - diluted	187,317,243	187,317,243

Physicians Realty L.P.

The following table illustrates the pro forma consolidated revenue, net income, and earnings per unit as if the Company had acquired the 2018 acquisitions as of January 1, 2017 (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2018	2017
Revenue	$106,047	$79,183
Net income	12,009	7,298
Net income available to common unitholders	11,411	6,920
Earnings per unit - basic	$0.06	$0.04
Earnings per unit - diluted	$0.06	$0.04
Weighted average number of units outstanding - basic	187,264,064	187,264,064
Weighted average number of units outstanding - diluted	187,317,243	187,317,243

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding 15 assets classified as held for sale, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$345,495	$(90,633)	$254,862	$343,429	$(85,424)	$258,005
Above-market leases	53,205	(12,680)	40,525	54,148	(11,968)	42,180
Leasehold interest	712	(198)	514	712	(183)	529
Below-market ground leases	60,424	(1,588)	58,836	60,424	(1,344)	59,080
Total	$459,836	$(105,099)	$354,737	$458,713	$(98,919)	$359,794
Liabilities
Below-market leases	$15,225	$(5,261)	$9,964	$14,344	$(4,479)	$9,865
Above-market ground leases	5,965	(162)	5,803	5,965	(128)	5,837
Total	$21,190	$(5,423)	$15,767	$20,309	$(4,607)	$15,702

The following is a summary of the acquired lease intangible amortization for the three month periods ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization expense related to in-place leases	$11,002	$8,740
Decrease of rental income related to above-market leases	1,480	1,389
Decrease of rental income related to leasehold interest	15	14
Increase of rental income related to below-market leases	843	569
Decrease of operating expense related to above-market ground leases	35	8
Increase in operating expense related to below-market ground leases	244	185

Future aggregate net amortization of the acquired lease intangibles as of March 31, 2018, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2018	$(2,267)	$30,661
2019	(3,219)	36,279
2020	(3,320)	33,480
2021	(3,264)	31,142
2022	(2,772)	26,841
Thereafter	(16,233)	149,492
Total	$(31,075)	$307,895

As of March 31, 2018, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 19 and 20 years, respectively.

Note 5. Other Assets

Other assets, excluding 15 assets classified as held for sale, consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Straight line rent receivable, net	$50,952	$47,599
Note receivable	20,606	—
Interest rate swap	18,976	14,693
Prepaid expenses	15,510	18,103
Lease inducements, net	13,943	14,232
Earnest deposits	5,500	2,780
Leasing commissions, net	4,420	4,128
Escrows	1,475	1,996
Other	3,537	2,771
Total	$134,919	$106,302

Note 6. Debt

The following is a summary of debt as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
Fixed interest mortgage notes	$147,607	(1)	$158,171	(2)
Variable interest mortgage notes	6,915	(3)	28,509	(4)
Total mortgage debt	154,522		186,680
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	222,000		80,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000		400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000		350,000
$250 million unsecured term borrowing bearing fixed interest of 2.87%, due June 2023 (5)	250,000		250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		75,000
Total principal	1,601,522		1,491,680
Unamortized deferred financing costs	(7,657)		(7,808)
Unamortized discount	(6,521)		(6,663)
Unamortized fair value adjustment	244		259
Total debt	$1,587,588		$1,477,468

(1)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.39%, and due in 2019, 2020, 2021, 2022, and 2024 collateralized by eight properties with a net book value of $240.8 million.

(2)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.45%, and due in 2018, 2019, 2020, 2021, 2022, and 2024 collateralized by nine properties with a net book value of $267.7 million.

(3)	Variable interest mortgage note bearing variable interest of LIBOR plus 2.25% and due in 2018, collateralized by one property with a net book value of $8.3 million.

(4)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 4.50% and due 2018 collateralized by three properties with a net book value of $39.2 million.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2018, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Company may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on the date of such prepayment. As of March 31, 2018, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of March 31, 2018, the company had $222.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $17.0 million with no outstanding balance as of March 31, 2018. As defined by the Credit Agreement, $611.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

Certain properties have mortgage debt that contains financial covenants. As of March 31, 2018, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of March 31, 2018, are as follows (in thousands):

2018	$22,618
2019	44,631
2020	252,121
2021	8,718
2022	24,708
Thereafter	1,248,726
Total Payments	$1,601,522

As of March 31, 2018, the Company had total consolidated indebtedness of approximately $1.6 billion. The weighted average interest rate on consolidated indebtedness was 3.84% (based on the 30-day LIBOR rate as of March 31, 2018, of 1.80%).

For the three month periods ended March 31, 2018 and 2017, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $16.0 million and $9.3 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2018, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Hedge ineffectiveness was insignificant for the three months ended March 31, 2018. For the three months ended March 31, 2017 the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.87%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at March 31, 2018 (included in Other assets)		$18,976
Asset balance at December 31, 2017 (included in Other assets)		$14,693

(1)	1.07% effective swap rate plus 1.80% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Prepaid rent	$16,701	$10,496
Real estate taxes payable	14,054	16,103
Accrued interest	7,711	11,107
Accrued expenses	4,590	8,751
Embedded derivative	3,776	—
Security deposits	2,810	2,882
Tenant improvement allowance	2,678	3,065
Accrued incentive compensation	860	1,625
Contingent consideration	803	1,454
Other	2,723	922
Total	$56,706	$56,405

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the three month period ended March 31, 2018, the Trust granted a total of 178,700 restricted common shares with a total value of $2.6 million to its officers and certain of its employees, which have a vesting period of one year.

A summary of the status of the Trust’s non-vested restricted common shares as of March 31, 2018 and changes during the three month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	173,276	$19.36
Granted	178,700	14.78
Vested	(133,052)	19.63
Non-vested at March 31, 2018	218,924	$15.45

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ended March 31, 2018 and 2017, the Company recognized non-cash share compensation of $0.7 million and $0.8 million, respectively. Unrecognized compensation expense at March 31, 2018 was $2.9 million.

Restricted Share Units

In March 2018, under the 2013 Plan, the Trust granted restricted share units at a target level of 254,282 to its officers and certain employees and 50,745 to its trustees, which are subject to certain performance, timing, and market conditions and three-year and two-year service periods for officers/employees and trustees, respectively. In addition, each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 40% of the restricted share units issued to officers and certain employees vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $19.28 per unit for the March 2018 grant using the following assumptions:

Volatility	21.7%
Dividend assumption	reinvested
Expected term in years	2.8 years
Risk-free rate	2.40%
Share price (per share)	$14.78

The remaining 60% of the restricted share units issued to officers and certain employees, and 100% of restricted share units issued to trustees, vest based upon certain performance or timing conditions. With respect to the performance conditions of the March 2018 grant, the grant date fair value of $14.78 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2018 restricted share units issued to officers and certain employees is $16.58 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2018:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	354,123		$26.30	51,220	$19.04
Granted	254,282		16.58	50,745	14.78
Vested	(75,250)	(1)	21.16	(34,807)	18.67
Non-vested at March 31, 2018	533,155		$22.66	67,158	$16.01

(1)
Restricted units vested by Company executives in 2018 resulted in the issuance of 126,108 common shares, less 56,502 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending March 31, 2018 and 2017, the Trust recognized non-cash share restricted unit compensation expense of $1.8 million and $0.7 million, respectively. Unrecognized compensation expense at March 31, 2018 was $8.5 million.

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

The Company’s derivative instruments as of March 31, 2018 consist of five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of March 31, 2018.

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

As of March 31, 2018, the Company classified one portfolio, comprised of 15 properties, as held for sale. Upon classification as held for sale, we record the portfolio at the lower of its carrying amount or fair value, less costs to sell. Fair value is generally based on discounted cash flow analyses, which involved management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of March 31, 2018, fair value exceeds carrying value of our assets classified as held for sale and therefore, are recorded at respective carrying value.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$71,529	$70,587	$76,195	$75,288
Notes receivable	$20,606	$20,606	$—	$—
Derivative assets	$18,976	$18,976	$14,693	$14,693
Liabilities:
Credit facility	$(472,000)	$(472,000)	$(330,000)	$(330,000)
Notes payable	$(975,000)	$(946,079)	$(975,000)	$(970,975)
Mortgage debt	$(154,766)	$(155,241)	$(186,939)	$(185,743)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2018 through 2045. As of March 31, 2018, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and 15 assets classified as held for sale, were as follows (in thousands):

2018	$212,756
2019	283,265
2020	277,287
2021	270,694
2022	258,579
Thereafter	1,261,540
Total	$2,564,121

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air space above one property, and the land upon which 77 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company leases four individual office spaces.

The Company’s leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 87 years remaining, excluding extension options.

As of March 31, 2018, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases were as follows (in thousands):

2018	$1,938
2019	2,577
2020	2,522
2021	2,537
2022	2,558
Thereafter	116,728
Total	$128,860

Rent expense for the parking, air, and ground leases of $0.6 million and $0.6 million for the three month periods ended March 31, 2018 and 2017, respectively, are reported in operating expenses in the consolidated statements of income. Rent expense for office leases was insignificant for the three month periods ended March 31, 2018 and 2017, and is reported within general and administrative expenses in the consolidated statements of income.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended March 31, 2018 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of March 31, 2018, excluding assets classified as held for sale (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - Nebraska	$15,959	5.6%
CHI - KentuckyOne Health	13,122	4.6%
Baylor Scott and White Health	7,583	2.7%
US Oncology	6,706	2.4%
Northside Hospital (GA)	6,363	2.3%
Remaining portfolio	232,409	82.4%
Total	$282,142	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 17.6% of its total annualized base rent for the period ending March 31, 2018. Total annualized base rent from CHI affiliated tenants totals 18.9%, including the affiliates disclosed above. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website (www.catholichealthinitiatvies.org/). Information included on the CHI website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of March 31, 2018, excluding 15 assets classified as held for sale (in thousands):

State	Total ABR	Percent of ABR
Texas	$47,121	16.7%
Georgia	21,909	7.8%
Indiana	18,103	6.4%
Nebraska	17,361	6.2%
Minnesota	16,706	5.9%
Other	160,942	57.0%
Total	$282,142	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator for earnings per share - basic:
Net income	$11,332	$6,716
Net income attributable to noncontrolling interests:
Operating Partnership	(313)	(147)
Partially owned properties	(111)	(167)
Preferred distributions	(487)	(211)
Numerator for earnings per share - basic	$10,421	$6,191
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$10,421	$6,191
Operating Partnership net income	313	147
Numerator for earnings per share - diluted	$10,734	$6,338
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	181,809,570	138,986,629
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,454,494	3,186,117
Restricted common shares	53,179	96,643
Restricted share units	—	336,541
Denominator for earnings per share - diluted:	187,317,243	142,605,930
Earnings per share - basic	$0.06	$0.04
Earnings per share - diluted	$0.06	$0.04

For the three months ended March 31, 2018, total restricted share units of 600,313 were excluded from the computation of diluted earnings per share and diluted earnings per unit as their impact would have been anti-dilutive.

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2018	2017
Numerator for earnings per unit - basic and diluted:
Net income	$11,332	$6,716
Net income attributable to noncontrolling interests - partially owned properties	(111)	(167)
Preferred distributions	(487)	(211)
Numerator for earnings per unit - basic and diluted	$10,734	$6,338
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	187,264,064	142,172,746
Effect of dilutive securities:
Restricted common shares	53,179	96,643
Restricted share units	—	336,541
Denominator for earnings per unit - diluted	187,317,243	142,605,930
Earnings per unit - basic	$0.06	$0.04
Earnings per unit - diluted	$0.06	$0.04

Note 15. Subsequent Events

On April 3, 2018, the Trust, through a subsidiary of its Operating Partnership, closed on the acquisition of a medical office facility in Kingsport, Tennessee for approximately $71.3 million.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item 1A (Risk Factors) of this report, and Part I, Item A (Business), and Part I, Item 1A (Risk Factors) of our 2017 Annual Report.

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

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.4 billion as of March 31, 2018. Since the date of our IPO through to March 31, 2018, our compounded annual growth rate was 115%. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, we expect our annual growth rate to decelerate in the future.

As of March 31, 2018, our portfolio consisted of 265 healthcare properties (which excludes one portfolio comprised of 15 assets, representing approximately 560,234 leasable square feet in three states, classified as held for sale) located in 31 states with approximately 13,625,726 net leasable square feet, which were approximately 96.6% leased with a weighted average remaining lease term of approximately 8.2 years. As of March 31, 2018, approximately 85.0% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically located and affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 92.2% of the annualized base rent payments from our properties as of March 31, 2018 are from triple-net leases, less assets held for sale, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 6.3% of the annualized base rent payments from our properties as of March 31, 2018 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2018, leases representing 1.9%, 3.8%, and 3.6% of leasable square feet in our portfolio will expire in 2018, 2019, and 2020, respectively.

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

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. Since December 2015, the U.S. Federal Reserve has raised its benchmark interest rate by a quarter of a percentage point six times to a range of 1.50% to 1.75% and is projected to raise its benchmark interest rate a couple more times in 2018. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of March 31, 2018, owned approximately 97.1% of the OP Units. As of April 30, 2018, there were 182,004,287 common shares outstanding.

Key Transactions in First Quarter 2018

Investment Activity

During the three months ended March 31, 2018, we completed acquisitions of 2 operating healthcare properties and 1 land parcel located in 3 states with approximately 220,140 net leasable square feet for an aggregate purchase price of approximately $99.4 million. In addition, we completed a noncontrolling interest buyout for $6.4 million and a $2.0 million loan transaction, resulting in total investment activity of approximately $107.8 million. Acquisitions are detailed in Note 3 (Acquisitions and Dispositions) to our consolidated financial statements included in Part I, Item 1 of this report.

Disposition Activity

Since January 1, 2018, the Trust sold two medical office buildings, representing an aggregate 29,733 square feet, in Michigan and Florida for approximately $2.5 million and recognized a net gain on the sale of approximately $0.1 million.

Assets Slated for Disposition

We consider 23 properties in six states, representing an aggregate of approximately 921,515 square feet of gross leasable area, to be slated for disposition as of March 31, 2018. These assets consist of one portfolio comprised of 15 assets representing approximately 560,234 leasable square feet in three states classified as held for sale, five assets affiliated with Foundation Healthcare, Inc. (OTC: FDNH) (“Foundation Healthcare”), and three additional properties which we believe no longer meet our core business strategy from a size, age, geography or line of business perspective.

Recent Developments

Quarterly Distribution

On March 23, 2018, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended March 31, 2018. The distribution was paid on April 18, 2018 to common shareholders and OP Unit holders of record as of the close of business on April 3, 2018.

Investment Activity

Since March 31, 2018, the Trust, through subsidiaries of its Operating Partnership, completed the acquisition of one healthcare property with approximately 231,486 net leasable square feet for an aggregate purchase price of approximately $71.3 million.

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

Expenses

Expenses consist primarily of interest expense, general and administrative costs associated with operating our properties, operating expenses of our properties, depreciation and amortization, and prior to adoption of ASU 2017-01, costs we incur to acquire properties.

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

Equity in income of unconsolidated entities. We recognize our share of earnings and losses from unconsolidated joint venture investments in Louisiana.

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

Results of Operations

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017	Change	%
Revenues:
Rental revenues	$78,887	$59,092	$19,795	33.5%
Expense recoveries	24,308	16,354	7,954	48.6%
Interest income on real estate loans and other	2,028	1,220	808	66.2%
Total revenues	105,223	76,666	28,557	37.2%
Expenses:
Interest expense	16,494	9,815	6,679	68.0%
General and administrative	8,459	4,736	3,723	78.6%
Operating expenses	30,459	22,089	8,370	37.9%
Depreciation and amortization	38,576	27,933	10,643	38.1%
Acquisition expenses	—	5,405	(5,405)	(100.0)%
Total expenses	93,988	69,978	24,010	34.3%
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	11,235	6,688	4,547	68.0%
Equity in income of unconsolidated entities	28	28	—	—%
Gain on sale of investment properties	69	—	69	NM
Net income	$11,332	$6,716	$4,616	68.7%
NM = Not Meaningful

Revenues

Total revenues increased $28.6 million, or 37.2%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $19.8 million, or 33.5%, from $59.1 million for the three months ended March 31, 2017 to $78.9 million for the three months ended March 31, 2018. The increase in rental revenues primarily resulted from our 2018 and 2017 acquisitions in the last twelve months which resulted in additional rental revenue of $1.4 million and $19.4 million, respectively. Revenues were partially offset by decline in rental income recognized at the Kennewick medical office building located in Kennewick, Washington (the “Kennewick MOB”) of $1.3 million.

Expense recoveries. Expense recoveries increased $8.0 million, or 48.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in expense recoveries primarily resulted from our 2018 and 2017 acquisitions which resulted in additional expense recoveries of $0.5 million and $7.2 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.8 million, or 66.2%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase is attributable to $0.5 million of interest earned on the Company’s outstanding real estate loans receivable and deposit accounts and $0.3 million of income from tenant improvements build outs in excess of allowance given.

Expenses

Total expenses increased by $24.0 million, or 34.3%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended March 31, 2018 was $16.5 million compared to $9.8 million for the three months ended March 31, 2017, representing an increase of $6.7 million, or 68.0%. The increase is primarily related to our March 2017 and December 2017 public debt offerings.

 General and administrative. General and administrative expenses increased $3.7 million or 78.6%, from $4.7 million during the three months ended March 31, 2017 to $8.5 million during the three months ended March 31, 2018. The increase is partially attributable to the adoption of ASU 2017-01, which resulted in the addition of approximately $0.4 million cash acquisition pursuit costs and $0.5 million non-cash acquisition pursuit costs that would have previously been classified as acquisition expenses. The increase is also attributed to increased non-cash share compensation of $1.1 million, increased employee salaries and benefits of $0.6 million, increased office expenditures of $0.5 million, increased professional fees of $0.4 million, and increased travel expenditures of $0.2 million.

Operating expenses. Operating expenses increased $8.4 million or 37.9%, from $22.1 million during the three months ended March 31, 2017 to $30.5 million during the three months ended March 31, 2018. The increase is primarily due to our 2018 and 2017 property acquisitions which resulted in additional operating expenses of $0.5 million and $7.9 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $10.6 million, or 38.1%, from $27.9 million during the three months ended March 31, 2017 to $38.6 million during the three months ended March 31, 2018. The increase is primarily due to our 2018 and 2017 property acquisitions which resulted in additional depreciation and amortization of $0.9 million and $11.3 million, respectively, partially offset by a reduction in depreciation and amortization associated with prior period acquisitions, which included a reduction of $1.2 million from in-place leases that were either terminated early or fully depreciated in 2017.

Acquisition expenses. During the first quarter of 2018, the Company adopted ASU 2017-01 which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The Company determined that all 2018 acquisitions of real estate, or in-substance real estate, has not met the revised definition of a business. As such, acquisition pursuit costs are capitalized in accordance with the new guidance and there is no acquisition expense for three months ended March 31, 2018.

Equity in income of unconsolidated entities. The change in equity income from unconsolidated entities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is not significant.

Gain on sale of properties. During the three months ended March 31, 2018, the Trust sold two properties with 29,733 net leasable square feet located in Michigan and Florida for approximately $2.5 million, realizing a gain of $0.1 million. We did not dispose of any properties during the three months ended March 31, 2017.

Cash Flows

Three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	2018	2017
Cash provided by operating activities	$40,890	$33,886
Cash used in investing activities	(106,422)	(163,747)
Cash provided by financing activities	69,355	231,854
Increase in cash and cash equivalents	$3,823	$101,993

Cash flows from operating activities. Cash flows provided by operating activities was $40.9 million during the three months ended March 31, 2018 compared to $33.9 million during the three months ended March 31, 2017, representing an increase of $7.0 million. This change is attributable to the increased operating cash flows resulting from our 2018 and 2017 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $106.4 million during the three months ended March 31, 2018 compared to cash flows used in investing activities of $163.7 million during the three months ended March 31, 2017, representing a change of $57.3 million. The decrease in cash flows used in investing activities was primarily attributable to our decrease in cash spent on acquisitions over the prior period.

Cash flows from financing activities. Cash flows provided by financing activities was $69.4 million during the three months ended March 31, 2018 compared to cash flows provided by financing activities of $231.9 million during the three months ended March 31, 2017, representing a decrease of $162.5 million. The 2018 activity was primarily attributable to $166.0 million of proceeds from the credit facility. These were partially offset by $32.2 million of payments on mortgage debt, $24.0 million of repayments on our revolving credit facility, and $42.3 million of dividends paid.

Non-GAAP Financial Measures

This report includes Funds From Operations (FFO), Normalized FFO, Normalized Funds Available For Distribution (FAD), Net Operating Income (NOI), Cash NOI, Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition expenses, acceleration of deferred financing costs, change in fair value of contingent consideration, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income	$11,332	$6,716
Earnings per share - diluted	$0.06	$0.04

Net income	$11,332	$6,716
Net income attributable to noncontrolling interests - partially owned properties	(111)	(167)
Preferred distributions	(487)	(211)
Depreciation and amortization expense	38,530	27,911
Depreciation and amortization expense - partially owned properties	(166)	(152)
Gain on the sale of investment properties	(69)	—
FFO applicable to common shares and OP Units	$49,029	$34,097
FFO per common share and OP Unit	$0.26	$0.24
Net change in fair value of derivative	2	165
Acquisition expenses	—	5,405
Net change in fair value of contingent consideration	—	(70)
Normalized FFO applicable to common shares and OP Units	$49,031	$39,597
Normalized FFO per common share and OP Unit	$0.26	$0.28

Weighted average number of common shares and OP Units outstanding	187,317,243	142,605,930

Normalized Funds Available for Distribution (FAD)

We define Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash share compensation expense, straight-line rent adjustments, amortization of acquired above- or below-market leases and assumed debt, amortization of lease inducements, amortization of deferred financing costs, and recurring capital expenditures related to tenant improvements and leasing commissions, and includes cash payments from seller master leases and rent abatement payments. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$11,332	$6,716
Normalized FFO applicable to common shares and OP Units	$49,031	$39,597

Normalized FFO applicable to common shares and OP Units	$49,031	$39,597
Non-cash share compensation expense	2,605	1,066
Straight-line rent adjustments	(6,450)	(4,508)
Amortization of acquired above/below-market leases/assumed debt	830	938
Amortization of lease inducements	344	310
Amortization of deferred financing costs	618	549
TI/LC and recurring capital expenditures	(4,158)	(3,213)
Seller master lease and rent abatement payments	229	254
Normalized FAD applicable to common shares and OP Units	$43,049	$34,993

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

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above and below market leases, and other non-cash and normalizing items. Other non-cash and normalizing items include items such as the amortization of lease inducements, payments received from seller master leases and rent abatements, and changes in fair value of contingent consideration. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. Our use of the term Cash NOI may not be comparable to that of other real estate companies as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$11,332	$6,716
General and administrative	8,459	4,736
Acquisition expenses	—	5,405
Depreciation and amortization	38,576	27,933
Interest expense	16,494	9,815
Net change in the fair value of derivative	2	165
Gain on sale of investment properties	(69)	—
NOI	$74,794	$54,770

NOI	$74,794	$54,770
Straight-line rent adjustments	(6,450)	(4,508)
Amortization of acquired above/below-market leases/assumed debt	830	938
Amortization of lease inducements	344	310
Seller master lease and rent abatement payments	229	254
Change in fair value of contingent consideration	—	(70)
Cash NOI	$69,747	$51,694

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

We define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, loss (gain) on dispositions, and impairment loss on depreciated property. We define Adjusted EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, loss (gain) on dispositions, impairment loss on depreciated property, acquisition expenses, non-cash share compensation expense, non-cash changes in fair value, and other normalizing items. We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$11,332	$6,716
Depreciation and amortization	38,576	27,933
Interest expense	16,494	9,815
Gain on sale of investment properties	(69)	—
EBITDAre	$66,333	$44,464
Acquisition expenses	—	5,405
Non-cash share compensation expense	2,605	1,066
Non-cash changes in fair value	2	95
Adjusted EBITDAre	$68,940	$51,030

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

As of March 31, 2018, we had a total of $6.6 million of cash and cash equivalents and $611.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

While we intend to sell the 23 assets slated for disposition for other business reasons, we currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2018, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. Prepayments of term borrowings require payment of premiums of up to 2.0% of the amount of prepayment, dependent on date of such prepayment. As of March 31, 2018, we were in compliance with all financial covenants related to the Credit Agreement.

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

As of March 31, 2018, the company had $222.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $17.0 million with no outstanding balance as of March 31, 2018. As defined by the Credit Agreement, $611.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

The 2028 Senior Notes began accruing interest on December 1, 2017 and will begin paying interest semi-annually on July 15, 2018. The 2028 Senior Notes were sold at an issue price of 99.78% of their face value, before the underwriters’ discount. The net proceeds of the Offering were approximately $347.0 million, after deducting the underwriting discount and estimated offering expenses of the Trust and the Operating Partnership. We used the net proceeds of the December Debt Offering (i) to repay outstanding indebtedness under our unsecured revolving credit facility and (ii) for general corporate purposes, including, without limitation, working capital and investment in real estate.

The 2028 Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the 2028 Senior Notes.

As of March 31, 2018, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, as follows: (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, (v) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (vi) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, (vii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027, (viii) $400.0 million aggregate principal amount of 4.30% Senior Notes, due March 15, 2027, and (ix) $350.0 million aggregate principle amount of 3.95% Senior Notes, due January 15, 2028.

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

During the quarterly period ended March 31, 2018, the Trust sold 311,786 common shares pursuant to the ATM Program, at a weighted average price of $17.85 per share resulting in total net proceeds of approximately $5.5 million.

As of April 30, 2018, the Trust has $168.2 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of April 30, 2018, we have issued 57,931 common shares under the DRIP since its inception.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 1, 2018, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we have no off-balance sheet debt.

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

Fixed Interest Rate Debt

As of March 31, 2018, our consolidated fixed interest rate debt totaled $1.1 billion, which represented 70.1% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 85.7% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of March 31, 2018, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.09 billion and $1.12 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of March 31, 2018, our consolidated variable interest rate debt totaled $478.9 million, which represented 29.9% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 14.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $228.9 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of March 31, 2018 would change by approximately $2.3 million annually.

Derivative Instruments

As of March 31, 2018, we had five outstanding interest rate swaps designated as a cash flow hedge of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) to our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of March 31, 2018, we had total consolidated indebtedness of approximately $1.6 billion. The weighted average interest rate on our consolidated indebtedness was 3.84% (based on the 30-day LIBOR rate as of March 31, 2018, of 1.80%). As of March 31, 2018, we had approximately $228.9 million, or approximately 14.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of March 31, 2018.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of March 31, 2018, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on March 1, 2018 (the “Annual Report”). Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

For the quarter ended March 31, 2018, approximately 1.9 million feet of our gross leasable area and $47.1 million of our total annualized base rent, exclusive of our held for sale assets, was derived from properties located in Texas (14.2% of our gross leasable area and 16.7% of our total annualized base rent). As a result of these geographic concentrations, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

•
our joint venture partners may have business interests or goals with respect to the healthcare related facility that conflict with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management or disposition of the healthcare related facility or the joint venture may compete with us for property acquisitions;

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	7,040	(1)	$17.79	N/A	N/A
February 1, 2018 - February 28, 2018	—		—	N/A	N/A
March 1, 2018 - March 31, 2018	—		—	N/A	N/A
Total	7,040		$17.79	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Trust.

Item 6.                                 Exhibits

Exhibit No.		Description
10.1	(1)	Employment Agreement dated as of February 28, 2018, between the Company and John T. Thomas**
10.2	(1)	Employment Agreement dated as of February 28, 2018, between the Company and Jeffrey N. Theiler**
10.3	(1)	Employment Agreement dated as of February 28, 2018, between the Company and D. Deeni Taylor**
10.4	(1)	Employment Agreement dated as of February 28, 2018, between the Company and Bradley D. Page**
10.5	(1)	Employment Agreement dated as of February 28, 2018, between the Company and John W. Lucey**
10.6	(1)	Employment Agreement dated as of February 28, 2018, between the Company and Daniel M. Klein**
10.7	(1)	Employment Agreement dated as of February 28, 2018, between the Company and Mark D. Theine**
10.8	(1)	Form of Restricted Share Unit Award Agreement (Performance Units)**
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
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

PHYSICIANS REALTY TRUST

Date: May 4, 2018	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 4, 2018	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: May 4, 2018	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 4, 2018	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)