Form 10-Q
period 2018-06-30
Physicians Realty Trust; Physicians Realty L.P.
filed 2018-08-03
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of Physicians Realty Trust’s common shares outstanding as of July 27, 2018 was 182,054,612.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2018 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and the “Company,” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership, together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of June 30, 2018, the Trust held a 97.1% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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
for the Quarter Ended June 30, 2018

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness, or our ability to pay down or refinance our indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentration in Texas causes us to be particularly exposed to downturns in the Texas economy or other changes in Texas market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates, taxation of REITs, and similar matters;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•
any adverse effects to the business, financial position or results of Catholic Health Initiatives’ (“CHI”), or one or more of the CHI-affiliated tenants, that impact the ability of CHI-affiliated tenants to pay us rent;

•	the impact of our investments in joint ventures we may make in the future and;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States “GAAP”;

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•	Other factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report and, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the “First Quarterly Report”).

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$201,620	$217,695
Building and improvements	3,546,101	3,568,858
Tenant improvements	28,091	23,056
Acquired lease intangibles	446,127	458,713
	4,221,939	4,268,322
Accumulated depreciation	(339,003)	(300,458)
Net real estate property	3,882,936	3,967,864
Real estate held for sale	111,411	—
Real estate loans receivable	68,151	76,195
Investments in unconsolidated entities	1,329	1,329
Net real estate investments	4,063,827	4,045,388
Cash and cash equivalents	9,226	2,727
Tenant receivables, net	5,439	9,966
Other assets	139,773	106,302
Total assets	$4,218,265	$4,164,383
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$459,262	$324,394
Notes payable	966,586	966,603
Mortgage debt	139,748	186,471
Accounts payable	5,012	11,023
Dividends and distributions payable	43,357	43,804
Accrued expenses and other liabilities	66,115	56,405
Acquired lease intangibles, net	14,881	15,702
Total liabilities	1,694,961	1,604,402

Redeemable noncontrolling interest - Series A Preferred Units (2018) and partially owned properties	23,879	12,347

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 182,027,309 and 181,440,051 common shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,820	1,814
Additional paid-in capital	2,781,867	2,772,823
Accumulated deficit	(376,170)	(315,417)
Accumulated other comprehensive income	19,571	13,952
Total shareholders’ equity	2,427,088	2,473,172
Noncontrolling interests:
Operating Partnership	71,712	73,844
Partially owned properties	625	618
Total noncontrolling interests	72,337	74,462
Total equity	2,499,425	2,547,634
Total liabilities and equity	$4,218,265	$4,164,383
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$80,392	$58,015	$159,279	$117,107
Expense recoveries	24,288	16,108	48,596	32,462
Interest income on real estate loans and other	2,309	2,476	4,337	3,696
Total revenues	106,989	76,599	212,212	153,265
Expenses:
Interest expense	17,154	11,472	33,648	21,287
General and administrative	7,104	6,249	15,563	10,985
Operating expenses	30,341	20,519	60,800	42,608
Depreciation and amortization	37,725	28,123	76,301	56,056
Acquisition expenses	—	5,242	—	10,647
Total expenses	92,324	71,605	186,312	141,583
Income before equity in income of unconsolidated entities and (loss) gain on sale of investment properties:	14,665	4,994	25,900	11,682
Equity in income of unconsolidated entities	29	29	57	57
(Loss) gain on sale of investment properties	(2,632)	5,308	(2,563)	5,308
Net income	12,062	10,331	23,394	17,047
Net income attributable to noncontrolling interests:
Operating Partnership	(331)	(314)	(644)	(461)
Partially owned properties (1)	(144)	(159)	(255)	(326)
Net income attributable to controlling interests	11,587	9,858	22,495	16,260
Preferred distributions	(284)	(188)	(771)	(399)
Net income attributable to common shareholders	$11,303	$9,670	$21,724	$15,861
Net income per share:
Basic	$0.06	$0.06	$0.12	$0.11
Diluted	$0.06	$0.06	$0.12	$0.11
Weighted average common shares:
Basic	182,002,062	155,366,080	181,906,348	147,221,602
Diluted	187,431,132	161,012,360	187,387,211	151,912,432

Dividends and distributions declared per common share and OP Unit	$0.230	$0.230	$0.460	$0.455

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,062	$10,331	$23,394	$17,047
Other comprehensive income:
Change in fair value of interest rate swap agreements	1,321	(2,367)	5,619	(780)
Total other comprehensive income	1,321	(2,367)	5,619	(780)
Comprehensive income	13,383	7,964	29,013	16,267
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(367)	(234)	(805)	(435)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(144)	(159)	(255)	(326)
Comprehensive income attributable to common shareholders	$12,872	$7,571	$27,953	$15,506

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$1,814	$2,772,823	$(315,417)	$13,952	$2,473,172	$73,844	$618	$74,462	$2,547,634
Net proceeds from sale of common shares	3	5,967	—	—	5,970	—	—	—	5,970
Restricted share award grants, net	2	2,858	84	—	2,944	—	—	—	2,944
Purchase of OP Units	—	—	—	—	—	(303)	—	(303)	(303)
Conversion of OP Units	1	942	—	—	943	(943)	—	(943)	—
Dividends/distributions declared	—	—	(83,837)	—	(83,837)	(2,408)	—	(2,408)	(86,245)
Preferred distributions	—	—	(771)	—	(771)	—	—	—	(771)
Distributions	—	—	—	—	—	—	(86)	(86)	(86)
Change in market value of Redeemable Noncontrolling Interest	—	155	1,276	—	1,431	—	—	—	1,431
Change in fair value of interest rate swap agreements	—	—	—	5,619	5,619	—	—	—	5,619
Net income	—	—	22,495	—	22,495	644	93	737	23,232
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(878)	—	—	(878)	878	—	878	—
Balance at June 30, 2018	$1,820	$2,781,867	$(376,170)	$19,571	$2,427,088	$71,712	$625	$72,337	$2,499,425

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$23,394	$17,047
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	76,301	56,056
Amortization of deferred financing costs	1,214	1,128
Amortization of lease inducements and above/below-market lease intangibles	2,530	2,550
Straight-line rental revenue/expense	(12,600)	(6,605)
Amortization of discount on unsecured senior notes	285	98
Amortization of above market assumed debt	(31)	(147)
Loss (gain) on sale of investment properties	2,563	(5,308)
Equity in income of unconsolidated entities	(57)	(57)
Distributions from unconsolidated entities	56	83
Change in fair value of derivative	(8)	169
Provision for bad debts	(81)	(840)
Non-cash share compensation	4,619	3,238
Net change in fair value of contingent consideration	(50)	(70)
Change in operating assets and liabilities:
Tenant receivables	4,186	2,958
Other assets	502	3,293
Accounts payable	(6,011)	648
Accrued expenses and other liabilities	5,501	14,567
Net cash provided by operating activities	102,313	88,808
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	93,187	18,150
Acquisition of investment properties, net	(157,322)	(756,862)
Escrowed cash - acquisition deposits/earnest deposits	(2,220)	(19,577)
Capital expenditures on investment properties	(18,735)	(8,343)
Issuance of real estate loans receivable	(2,000)	(8,594)
Repayment of real estate loan receivable	10,271	1,507
Issuance of note receivable	(20,385)	—
Repayment of note receivable	—	16,423
Leasing commissions	(2,062)	(1,209)
Lease inducements	(73)	(2,063)
Net cash used in investing activities	(99,339)	(760,568)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	5,970	383,676
Proceeds from credit facility borrowings	277,000	488,000
Payment on credit facility borrowings	(143,000)	(529,000)
Proceeds from issuance of mortgage debt	—	61,000
Proceeds from issuance of senior unsecured notes	—	396,108
Principal payments on mortgage debt	(46,809)	(36,440)
Debt issuance costs	(419)	(1,065)
Dividends paid - shareholders	(84,161)	(65,529)
Distributions to noncontrolling interests - Operating Partnership	(2,448)	(1,917)
Preferred distributions paid - OP Unit holder	(342)	(519)
Contributions from noncontrolling interest	—	47
Distributions to noncontrolling interests - partially owned properties	(262)	(434)
Payments of employee taxes for withheld stock-based compensation shares	(1,701)	(2,431)
Purchase of Series A Preferred Units	—	(19,961)
Purchase of OP Units	(303)	(3,757)
Net cash provided by financing activities	3,525	667,778
Net increase (decrease) in cash and cash equivalents	6,499	(3,982)
Cash and cash equivalents, beginning of period	2,727	15,491
Cash and cash equivalents, end of period	$9,226	$11,509
Supplemental disclosure of cash flow information - interest paid during the period	$25,730	$14,876
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$5,619	$(780)
Supplemental disclosure of noncash activity - assumed debt	$—	$26,379
Supplemental disclosure of noncash activity - issuance of OP Units (2017) and Series A Preferred Units in connection with acquisitions	$22,651	$44,978

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$201,620	$217,695
Building and improvements	3,546,101	3,568,858
Tenant improvements	28,091	23,056
Acquired lease intangibles	446,127	458,713
	4,221,939	4,268,322
Accumulated depreciation	(339,003)	(300,458)
Net real estate property	3,882,936	3,967,864
Real estate held for sale	111,411	—
Real estate loans receivable	68,151	76,195
Investments in unconsolidated entities	1,329	1,329
Net real estate investments	4,063,827	4,045,388
Cash and cash equivalents	9,226	2,727
Tenant receivables, net	5,439	9,966
Other assets	139,773	106,302
Total assets	$4,218,265	$4,164,383
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$459,262	$324,394
Notes payable	966,586	966,603
Mortgage debt	139,748	186,471
Accounts payable	5,012	11,023
Distributions payable	43,357	43,804
Accrued expenses and other liabilities	66,115	56,405
Acquired lease intangibles, net	14,881	15,702
Total liabilities	1,694,961	1,604,402

Redeemable noncontrolling interest - Series A Preferred Units (2018) and partially owned properties	23,879	12,347

Capital:
Partners’ capital:
General partners’ capital, 182,027,309 and 181,440,051 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,407,517	2,459,220
Limited partners’ capital, 5,392,234 and 5,364,632 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	71,712	73,844
Accumulated other comprehensive income	19,571	13,952
Total partners’ capital	2,498,800	2,547,016
Noncontrolling interest - partially owned properties	625	618
Total capital	2,499,425	2,547,634
Total liabilities and capital	$4,218,265	$4,164,383

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$80,392	$58,015	$159,279	$117,107
Expense recoveries	24,288	16,108	48,596	32,462
Interest income on real estate loans and other	2,309	2,476	4,337	3,696
Total revenues	106,989	76,599	212,212	153,265
Expenses:
Interest expense	17,154	11,472	33,648	21,287
General and administrative	7,104	6,249	15,563	10,985
Operating expenses	30,341	20,519	60,800	42,608
Depreciation and amortization	37,725	28,123	76,301	56,056
Acquisition expenses	—	5,242	—	10,647
Total expenses	92,324	71,605	186,312	141,583
Income before equity in income of unconsolidated entities and (loss) gain on sale of investment properties:	14,665	4,994	25,900	11,682
Equity in income of unconsolidated entities	29	29	57	57
(Loss) gain on sale of investment properties	(2,632)	5,308	(2,563)	5,308
Net income	12,062	10,331	23,394	17,047
Net income attributable to noncontrolling interests - partially owned properties (1)	(144)	(159)	(255)	(326)
Net income attributable to controlling interests	11,918	10,172	23,139	16,721
Preferred distributions	(284)	(188)	(771)	(399)
Net income attributable to common unitholders	$11,634	$9,984	$22,368	$16,322
Net income per common unit:
Basic	$0.06	$0.06	$0.12	$0.11
Diluted	$0.06	$0.06	$0.12	$0.11
Weighted average common units:
Basic	187,394,619	160,765,345	187,329,702	151,520,407
Diluted	187,431,132	161,012,360	187,387,211	151,912,432

Distributions declared per common unit	$0.230	$0.230	$0.460	$0.455

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,062	$10,331	$23,394	$17,047
Other comprehensive income:
Change in fair value of interest rate swap agreements	1,321	(2,367)	5,619	(780)
Total other comprehensive income	1,321	(2,367)	5,619	(780)
Comprehensive income	13,383	7,964	29,013	16,267
Comprehensive income attributable to noncontrolling interests - partially owned properties	(144)	(159)	(255)	(326)
Comprehensive income attributable to common unitholders	$13,239	$7,805	$28,758	$15,941

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at January 1, 2018	2,459,220	73,844	13,952	2,547,016	618	2,547,634
Net proceeds from sale of Trust common shares and issuance of common units	5,970	—	—	5,970	—	5,970
Trust restricted share award grants, net	2,944	—	—	2,944	—	2,944
Purchase of OP Units	—	(303)	—	(303)	—	(303)
Conversion of OP Units	943	(943)	—	—	—	—
OP Units - distributions	(83,837)	(2,408)	—	(86,245)	—	(86,245)
Preferred distributions	(771)	—	—	(771)	—	(771)
Distributions	—	—	—	—	(86)	(86)
Change in market value of Redeemable Limited Partners	155	—	—	155	—	155
Buyout of Noncontrolling Interest - partially owned properties	1,276	—	—	1,276	—	1,276
Change in fair value of interest rate swap agreements	—	—	5,619	5,619	—	5,619
Net income	22,495	644	—	23,139	93	23,232
Adjustments for Limited Partners ownership in Operating Partnership	(878)	878	—	—	—	—
Balance at June 30, 2018	$2,407,517	$71,712	$19,571	$2,498,800	$625	$2,499,425

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$23,394	$17,047
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	76,301	56,056
Amortization of deferred financing costs	1,214	1,128
Amortization of lease inducements and above/below-market lease intangibles	2,530	2,550
Straight-line rental revenue/expense	(12,600)	(6,605)
Amortization of discount on unsecured senior notes	285	98
Amortization of above market assumed debt	(31)	(147)
Loss (gain) on sale of investment properties	2,563	(5,308)
Equity in income of unconsolidated entities	(57)	(57)
Distributions from unconsolidated entities	56	83
Change in fair value of derivative	(8)	169
Provision for bad debts	(81)	(840)
Non-cash share compensation	4,619	3,238
Net change in fair value of contingent consideration	(50)	(70)
Change in operating assets and liabilities:
Tenant receivables	4,186	2,958
Other assets	502	3,293
Accounts payable	(6,011)	648
Accrued expenses and other liabilities	5,501	14,567
Net cash provided by operating activities	102,313	88,808
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	93,187	18,150
Acquisition of investment properties, net	(157,322)	(756,862)
Escrowed cash - acquisition deposits/earnest deposits	(2,220)	(19,577)
Capital expenditures on investment properties	(18,735)	(8,343)
Issuance of real estate loans receivable	(2,000)	(8,594)
Repayment of real estate loan receivable	10,271	1,507
Issuance of note receivable	(20,385)	—
Repayment of note receivable	—	16,423
Leasing commissions	(2,062)	(1,209)
Lease inducements	(73)	(2,063)
Net cash used in investing activities	(99,339)	(760,568)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	5,970	383,676
Proceeds from credit facility borrowings	277,000	488,000
Payment on credit facility borrowings	(143,000)	(529,000)
Proceeds from issuance of mortgage debt	—	61,000
Proceeds from issuance of senior unsecured notes	—	396,108
Principal payments on mortgage debt	(46,809)	(36,440)
Debt issuance costs	(419)	(1,065)
OP Unit distributions - General Partner	(84,161)	(65,529)
OP Unit distributions - Limited Partner	(2,448)	(1,917)
Preferred OP Units distributions - Limited Partner	(342)	(519)
Contributions from noncontrolling interest	—	47
Distributions to noncontrolling interests - partially owned properties	(262)	(434)
Payments of employee taxes for withheld stock-based compensation shares	(1,701)	(2,431)
Purchase of Series A Preferred Units	—	(19,961)
Purchase of Limited Partner Units	(303)	(3,757)
Net cash provided by financing activities	3,525	667,778
Net increase (decrease) in cash and cash equivalents	6,499	(3,982)
Cash and cash equivalents, beginning of period	2,727	15,491
Cash and cash equivalents, end of period	$9,226	$11,509
Supplemental disclosure of cash flow information - interest paid during the period	$25,730	$14,876
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$5,619	$(780)
Supplemental disclosure of noncash activity - assumed debt	$—	$26,379
Supplemental disclosure of noncash activity - issuance of OP Units (2017) and Series A Preferred Units in connection with acquisitions	$22,651	$44,978

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

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2018, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarterly periods ended March 31, 2018 and June 30, 2018, the Trust’s issuance and sale of common shares pursuant to the ATM Program are as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2018	311,786	$17.85	$5,509
Quarterly period ended June 30, 2018	—	—	—
Year to date	311,786	$17.85	$5,509

As of July 27, 2018, the Trust has $168.2 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2018 and 2017 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 1, 2018.

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

Noncontrolling interests in the Company include OP Units held by other investors. As of June 30, 2018, the Trust held a 97.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

On February 5, 2015, the Company entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. Holders of Series A Preferred Units are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. The holders of the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their Series A Preferred Units prior to one year from the issuance date. In addition, Series A Preferred Units are redeemable at the option of the holders which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares. Due to the redemption rights associated with the Series A Preferred Units, the Company classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheets.

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

On January 9, 2018, the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons”) was partially funded with the issuance of 104,172 Series A Preferred Units, with a value of $22.7 million. Due to the redemption rights associated with the Series A Preferred Units the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheet. As of June 30, 2018, the value of the embedded derivative is $3.7 million and is classified in accrued expenses and other liabilities on the consolidated balance sheets.

As of June 30, 2018, there were 104,172 Series A Preferred Units outstanding.

In connection with the acquisition of a medical office portfolio in Minnesota (the “Minnesota portfolio”), the Trust received a $5 million equity investment from a third party, effective March 1, 2015. This investment earns a 15% cumulative preferred return. At any point subsequent to the third anniversary of the investment, the holder can require the Trust to redeem the instrument at a price for which the investor will realize a 15% internal rate of return. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheet. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. On March 1, 2018, the equity investment was redeemed for $6.4 million.

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

Dividends and Distributions

On June 21, 2018, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.230 per common share for the quarterly period ended June 30, 2018. The distribution was paid on July 18, 2018 to common shareholders and OP Unit holders of record as of the close of business on July 3, 2018.

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

Any cash distributions received by an OP Unit holder in respect of its OP Units generally will not be taxable to such OP Unit holder for U.S. federal income tax purposes, to the extent that such distribution does not exceed the OP Unit holder’s basis in its OP Units. Any such distribution will instead reduce the OP Unit holder’s basis in its OP Units (and OP Unit holders will be subject to tax on the taxable income allocated to them by the Operating Partnership with respect to their OP Units when such income is earned by the Operating Partnership, with such income allocation increasing the OP Unit holders’ basis in their OP Units).

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018, the majority of our future acquisitions will be accounted for as asset acquisitions, recording the purchase price for tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above- or below-market leases, in place leases, and above- or below-market debt assumed. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.

The determination of fair value involves the use of significant judgment and estimation. The Company makes estimates of the fair value of the tangible and intangible acquired assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence and generally includes the assistance of a third party appraiser. The Company estimates the fair value of an acquired asset on an “as-if-vacant” basis and its value is depreciated in equal amounts over the course of its estimated remaining useful life. The Company determines the allocated value of other fixed assets, such as site improvements, based upon the replacement cost and depreciates such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. The fair value of land is determined either by considering the sales prices of similar properties in recent transactions or based on an internal analysis of recently acquired and existing comparable properties within the Company’s portfolio.

The value of above- or below-market leases is estimated based on the present value (using a discount rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases plus the term of any renewal options that the lessee would be economically compelled to exercise.

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

Based on these estimates, the Company recognizes the acquired assets and assumed liabilities at their estimated relative fair values, which are generally determined using Level 3 inputs, such as market rental rates, capitalization rates, discount rates, or other available market data.

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

The Company did not record any impairment charges in the three and six month periods ended June 30, 2018 and 2017.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. As of June 30, 2018, the Company classified one disposition group as held for sale, which includes 17 properties.

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

Real Estate Loans Receivable

Real estate loans receivable consists of eight mezzanine loans and two term loans as of June 30, 2018. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, while each term loan is secured by a mortgage of a related medical office building. Interest income on the loans is recognized as earned based on the terms of the loans, subject to evaluation of collectability risks, and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized to date.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, net of related allowances, are included in other assets and were approximately $54.8 million and $47.6 million as of June 30, 2018 and December 31, 2017, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Allowance for doubtful accounts was approximately $0.3 million and $4.9 million as of June 30, 2018 and December 31, 2017, respectively. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

Expense Recoveries

Expense recoveries relate to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized as expense recovery revenue in the period the applicable expenses are incurred. The reimbursements are recorded gross, as the Company is generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and bears the credit risk of tenant reimbursement.

The Company has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses.

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if the derivative instruments do not qualify for, or the Company does not elect to apply for, hedge accounting. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the consolidated statement of equity or capital, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2018, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2018 and the three months ended June 30, 2017, hedge ineffectiveness was insignificant. For the six months ended June 30, 2017, the Company recorded a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

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

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $0.5 million and $1.6 million, respectively.

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

Contingent Liabilities

Certain of our acquisitions provide for additional consideration to the seller in the form of an earn-out associated with lease-up contingencies. The Company recognizes the contingent liabilities only if certain parameters or other substantive contingencies are met, at which time the consideration becomes payable. Resolved contingent liabilities increase our acquired assets and reduce our liabilities.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted ASU 2017-01 on January 1, 2018. As such, the Company will record the majority of future real estate investments as asset acquisitions and any future contingent consideration will be recorded when the contingency is resolved. Prior to January 1, 2018, the Company recorded certain contingent liabilities which are included in accrued expenses and other liabilities on its consolidated balance sheets. These were recorded at fair value as of the acquisition date and until they expire, the Company reassesses the fair value at the end of each reporting period, with any changes being recognized in earnings.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach. Based on our assessment, we have identified all of our revenue streams and concluded rental income from leasing arrangements represents a substantial portion of our revenue. Income from leasing arrangements is specifically excluded from Topic 606 and will be evaluated with the anticipated adoption of ASU 2016-02, Leases. Therefore, the impact of adopting ASU 2014-09 was minimal on our current recognition and presentation of non-lease revenue. Upon adoption of ASU 2016-02, Topic 606 may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and other reimbursement revenue), even when the revenue for such activities is not separately stipulated in the lease. In that case, the revenue from these items previously recognized on a straight

-line basis under the current lease guidance would be recognized under the new revenue guidance as the related services are delivered.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard provides the option of a modified retrospective transition approach or a cumulative effect for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements. We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of ASU 2016-02. As a result of adopting the practical expedients, the Company will recognize all of its operating leases for which it is the lessee, including ground leases, on its consolidated balance sheets. We have detailed our future minimum lease obligations under non-cancelable leases in Note 12 (Rent Expense). The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incur losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of ASU 2016-13 will have on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which will require companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 will require disclosure of a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017 and is required to be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 on January 1, 2018, with no material effect on its consolidated financial statements and no adjustments made to prior periods.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an acquired input and a substantive process that together significantly contribute to the ability to create outputs. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. This ASU is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018 and as a result, have classified our real estate acquisitions completed during the six months ended June 30, 2018 as asset acquisitions rather than business combinations due to the fact that substantially all of the fair value of the gross assets acquired were concentrated in a single asset or group of similar identifiable assets. The Company has recorded identifiable assets acquired, liabilities assumed, and any noncontrolling interests associated with any asset acquisitions at cost on a relative fair value basis and has capitalized transaction costs incurred.
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
Note 3. Acquisitions and Dispositions

Effective January 1, 2018, with our adoption of ASU 2017-01, transaction costs incurred for asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in “Operating Expenses” on our consolidated statements of operations. Certain acquisitions that occurred prior to January 1, 2018, were accounted for as business combinations.

During the six months ended June 30, 2018, the Company completed acquisitions of 3 operating healthcare properties and 1 land parcel located in 4 states for an aggregate purchase price of approximately $170.7 million. In addition, the Company completed a noncontrolling interest buyout for $6.4 million and a $2.0 million loan transaction, resulting in total investment activity of approximately $179.1 million.

During the three months ended June 30, 2018, the Company completed the acquisition of the HMG Medical Plaza located in Kingsport, TN for approximately $71.3 million.

For the three months ended June 30, 2018, the Company recorded revenues and net income from its 2018 acquisitions of $3.5 million and $1.5 million, respectively. For the six months ended June 30, 2018, the Company recorded revenues and net income from its 2018 acquisitions of $5.4 million and $2.0 million, respectively.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$7,684	$—	$7,684
Building and improvements	82,180	64,197	146,377
In-place lease intangibles	13,202	8,923	22,125
Above market in-place lease intangibles	969	—	969
Below market in-place lease intangibles	(959)	—	(959)
Prepaid expenses	(2,628)	—	(2,628)
Issuance of Series A Preferred Units	(22,651)	—	(22,651)
Net assets acquired	$77,797	$73,120	$150,917

Dispositions

During the three months ended March 31, 2018, the Company sold two medical office buildings located in Michigan and Florida for approximately $2.5 million and recognized a net gain on the sale of approximately $0.1 million. During the three months ended June 30, 2018, the Company sold 15 medical office buildings located in three states for approximately $90.7 million and recognized a net loss on the sale of approximately $2.6 million.

The following table summarizes revenues and net income related to the disposed properties for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$2,747	$3,056	5,448	6,129

Income before loss on sale of investment properties:	526	1,099	973	2,222
Loss on sale of investment properties, net	(2,632)	—	(2,563)	—
Net (loss) income	$(2,106)	$1,099	(1,590)	2,222

Assets Held for Sale

As of June 30, 2018, the Company classified one portfolio comprised of 17 properties, as held for sale. In accordance with this classification, the following assets are classified as held for sale in the accompanying consolidated balance sheets at June 30, 2018.

Land and improvements	$12,856
Building and improvements	91,510
Tenant improvements	67
Acquired lease intangibles	21,802
Other assets	2,908
Real estate held for sale before accumulated deprecation	129,143
Accumulated depreciation	(17,732)
Real estate held for sale	$111,411

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding assets classified as held for sale if applicable, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$339,438	$(94,637)	$244,801	$343,429	$(85,424)	$258,005
Above-market leases	45,553	(11,396)	34,157	54,148	(11,968)	42,180
Leasehold interest	712	(213)	499	712	(183)	529
Below-market ground leases	60,424	(1,834)	58,590	60,424	(1,344)	59,080
Total	$446,127	$(108,080)	$338,047	$458,713	$(98,919)	$359,794
Liabilities
Below-market leases	$14,870	$(5,756)	$9,114	$14,344	$(4,479)	$9,865
Above-market ground leases	5,965	(198)	5,767	5,965	(128)	5,837
Total	$20,835	$(5,954)	$14,881	$20,309	$(4,607)	$15,702

The following is a summary of the acquired lease intangible amortization for the three and six month periods ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense related to in-place leases	$10,975	$8,327	$21,977	$17,066
Decrease of rental income related to above-market leases	1,438	1,263	2,917	2,652
Decrease of rental income related to leasehold interest	15	15	30	29
Increase of rental income related to below-market leases	651	511	1,494	1,080
Decrease of operating expense related to above-market ground leases	36	7	71	15
Increase in operating expense related to below-market ground leases	245	188	489	373

For the three months ended June 30, 2018, the Company wrote off in-place lease intangible assets of approximately $0.8 million with accumulated amortization of $0.2 million, for a net loss of approximately $0.6 million.

For the six months ended June 30, 2018, the Company wrote off in-place lease intangible assets of approximately $0.9 million with accumulated amortization of $0.3 million, as well as certain insignificant above market lease intangible assets. Intangible write-offs for the six months ended June 30, 2018 resulted in an aggregate net loss of approximately $0.7 million to rental income from intangible amortization.

Future aggregate net amortization of the acquired lease intangibles, excluding 17 assets classified as held for sale, as of June 30, 2018, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2018	$(1,127)	$19,363
2019	(2,545)	35,044
2020	(2,682)	32,316
2021	(2,646)	30,062
2022	(2,191)	26,258
Thereafter	(14,351)	154,581
Total	$(25,542)	$297,624

As of June 30, 2018, the weighted average amortization period for asset lease intangibles and liability lease intangibles is 19 and 20 years, respectively.

Note 5. Other Assets

Other assets consisted of the following, excluding assets classified as held for sale if applicable, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Straight line rent receivable, net	$54,828	$47,599
Note receivable	20,628	—
Interest rate swap	20,290	14,693
Prepaid expenses	14,321	18,103
Lease inducements, net	13,726	14,232
Leasing commissions, net	5,591	4,128
Earnest deposits	5,000	2,780
Escrows	1,549	1,996
Other	3,840	2,771
Total	$139,773	$106,302

Note 6. Debt

The following is a summary of debt as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
Fixed interest mortgage notes	$125,740	(1)	$158,171	(2)
Variable interest mortgage notes	14,131	(3)	28,509	(4)
Total mortgage debt	139,871		186,680
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.20%, due September 2020	214,000		80,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000		400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000		350,000
$250 million unsecured term borrowing bearing fixed interest of 2.87%, due June 2023 (5)	250,000		250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		75,000
Total principal	1,578,871		1,491,680
Unamortized deferred financing costs	(7,126)		(7,808)
Unamortized discount	(6,378)		(6,663)
Unamortized fair value adjustment	229		259
Total debt	$1,565,596		$1,477,468

(1)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.39%, and due in 2019, 2020, 2021, 2022, and 2024 collateralized by seven properties with a net book value of $216.4 million.

(2)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.45%, and due in 2018, 2019, 2020, 2021, 2022, and 2024 collateralized by nine properties with a net book value of $267.7 million.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to Wall Street Journal Prime plus 1.75% and due in 2018 and 2022 collateralized by two properties with a net book value of $31.8 million.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one-year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2018, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt or make distributions. The Company may, at any time, voluntarily prepay term borrowings or any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2018, the Company was in compliance with all financial covenants related to the Credit Agreement.

The Credit Agreement includes customary representations and warranties by the Trust and the Operating Partnership and imposes customary covenants on the Operating Partnership and the Trust. The Credit Agreement also contains customary events of default, and if an event of default occurs and continues, the Operating Partnership is subject to certain actions by the administrative agent, including without limitation, the acceleration of repayment of all amounts outstanding under the Credit Agreement.

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

As of June 30, 2018, the company had $214.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $17.0 million with no outstanding balance as of June 30, 2018. As defined by the Credit Agreement, $619.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

Certain properties have mortgage debt that contains financial covenants. As of June 30, 2018, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of June 30, 2018, are as follows (in thousands):

2018	$7,908
2019	44,524
2020	244,023
2021	8,624
2022	25,066
Thereafter	1,248,726
Total Payments	$1,578,871

As of June 30, 2018, the Company had total consolidated indebtedness of approximately $1.6 billion. The weighted average interest rate on consolidated indebtedness was 3.89% (based on the 30-day LIBOR rate as of June 30, 2018, of 2.07%).

For the three month periods ended June 30, 2018 and 2017, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $17.6 million and $10.9 million, respectively. For the six month periods ended June 30, 2018 and 2017, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $33.5 million and $20.2 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2018, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Hedge ineffectiveness was insignificant for the three and six months ended June 30, 2018 and the three months ended June 30, 2017. For the six months ended June 30, 2017 the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.87%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at June 30, 2018 (included in Other assets)		$20,290
Asset balance at December 31, 2017 (included in Other assets)		$14,693

(1)	1.07% effective swap rate plus 1.80% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accrued interest	$17,797	$11,107
Real estate taxes payable	16,871	16,103
Prepaid rent	12,494	10,496
Accrued expenses	4,550	8,751
Embedded derivative	3,696	—
Security deposits	2,752	2,882
Tenant improvement allowance	2,592	3,065
Accrued incentive compensation	1,964	1,625
Contingent consideration	753	1,454
Other	2,646	922
Total	$66,115	$56,405

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

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan (“2013 Plan”), which made available 600,000 common shares to be administered by the Compensation Committee of the Board of Trustees. On August 7, 2014, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved an amendment to the 2013 Plan to increase the number of common shares authorized for issuance under the 2013 Plan by 1,850,000 common shares, for a total of 2,450,000 common shares authorized for issuance.

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the six month period ended June 30, 2018, the Trust granted a total of 206,446 restricted common shares with a total value of $3.1 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2018 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	173,276	$19.36
Granted	206,446	14.87
Vested	(140,432)	19.63
Non-vested at June 30, 2018	239,290	$15.33

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For both of the three month periods ended June 30, 2018 and 2017, the Company recognized non-cash share compensation of $0.8 million. For the six month periods ended June 30, 2018 and 2017, the Company recognized non-cash share compensation of $1.5 million and $1.6 million, respectively. Unrecognized compensation expense at June 30, 2018 was $2.6 million.

Restricted Share Units

In March 2018, under the 2013 Plan, the Trust granted restricted share units at a target level of 254,282 to its officers and certain of its employees and 50,745 to its trustees, which are subject to certain performance, timing, and market conditions and three-year and two-year service periods for officers/employees and trustees, respectively. In addition, each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

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

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2018:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	354,123		$26.30	51,220	$19.04
Granted	254,282		16.58	50,745	14.78
Vested	(75,250)	(1)	21.16	(34,807)	18.67
Non-vested at June 30, 2018	533,155		$22.66	67,158	$16.01

(1)
Restricted units vested by Company executives in 2018 resulted in the issuance of 126,108 common shares, less 56,502 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending June 30, 2018 and 2017, the Trust recognized non-cash share restricted unit compensation expense of $1.2 million and $1.0 million, respectively. For the six month periods ending June 30, 2018 and 2017, the Trust recognized non-cash share restricted unit compensation expense of $3.1 million and $1.7 million, respectively. Unrecognized compensation expense at June 30, 2018 was $7.6 million.

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

The Company’s derivative instruments as of June 30, 2018 consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of

Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of June 30, 2018.

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for real estate loans receivable and mortgage debt are estimated based on rates currently prevailing for similar instruments of similar maturities and are based primarily on Level 2 inputs.

As of June 30, 2018, the Company classified one portfolio, comprised of 17 properties, as held for sale. Upon classification as held for sale, the Company records the portfolio at the lower of its carrying amount or fair value, less costs to sell. Fair value is generally based on discounted cash flow analyses, which involved management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. As of June 30, 2018, fair value exceeds carrying value of our assets classified as held for sale and therefore, are recorded at respective carrying value.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$68,151	$66,176	$76,195	$75,288
Notes receivable	$20,628	$20,628	$—	$—
Derivative assets	$20,290	$20,290	$14,693	$14,693
Liabilities:
Credit facility	$(464,000)	$(464,000)	$(330,000)	$(330,000)
Notes payable	$(975,000)	$(938,138)	$(975,000)	$(970,975)
Mortgage debt	$(140,100)	$(139,752)	$(186,939)	$(185,743)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2018 through 2045. As of June 30, 2018, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and 17 assets classified as held for sale, were as follows (in thousands):

2018	$139,912
2019	279,811
2020	275,460
2021	270,311
2022	259,836
Thereafter	1,274,228
Total	$2,499,558

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

As of June 30, 2018, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases, exclusive of the 17 assets classified as held for sale, were as follows (in thousands):

2018	$1,383
2019	2,724
2020	2,673
2021	2,692
2022	2,717
Thereafter	123,289
Total	$135,478

Rent expense for the parking, air, and ground leases of $0.6 million for the three months ended both June 30, 2018 and 2017 and $1.2 million for the six months ended both June 30, 2018 and 2017 are reported in operating expenses in the consolidated statements of income. Rent expense for office leases was insignificant for the three and six month periods ended June 30, 2018 and 2017 and is reported within general and administrative expenses in the consolidated statements of income.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended June 30, 2018 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of June 30, 2018, excluding assets classified as held for sale (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - Nebraska	$16,244	5.9%
CHI - KentuckyOne Health	13,484	4.9%
Baylor Scott and White Health	7,583	2.7%
US Oncology	6,785	2.4%
CHI - St. Alexius (ND)	6,391	2.3%
Remaining portfolio	227,218	81.8%
Total	$277,705	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 18.2% of its total annualized base rent for the period ending June 30, 2018. Total annualized base rent from CHI affiliated tenants totals 19.7%, including the affiliates disclosed above. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website (www.catholichealthinitiatvies.org/). Information included on the CHI website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of June 30, 2018, excluding 17 assets classified as held for sale (in thousands):

State	Total ABR	Percent of ABR
Texas	$47,019	16.9%
Georgia	20,517	7.4%
Nebraska	17,662	6.4%
Indiana	16,993	6.1%
Minnesota	16,798	6.1%
Other	158,716	57.1%
Total	$277,705	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for earnings per share - basic:
Net income	$12,062	$10,331	$23,394	$17,047
Net income attributable to noncontrolling interests:
Operating Partnership	(331)	(314)	(644)	(461)
Partially owned properties	(144)	(159)	(255)	(326)
Preferred distributions	(284)	(188)	(771)	(399)
Numerator for earnings per share - basic	$11,303	$9,670	$21,724	$15,861
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$11,303	$9,670	$21,724	$15,861
Operating Partnership net income	331	314	644	461
Numerator for earnings per share - diluted	$11,634	$9,984	$22,368	$16,322
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	182,002,062	155,366,080	181,906,348	147,221,602
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,392,557	5,399,265	5,423,354	4,298,805
Restricted common shares	36,513	57,366	57,509	86,814
Restricted share units	—	189,649	—	305,211
Denominator for earnings per share - diluted:	187,431,132	161,012,360	187,387,211	151,912,432
Earnings per share - basic	$0.06	$0.06	$0.12	$0.11
Earnings per share - diluted	$0.06	$0.06	$0.12	$0.11

For the three and six months ended June 30, 2018, total restricted share units of 600,313 were excluded from the computation of diluted earnings per share and diluted earnings per unit as their impact would have been anti-dilutive.

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for earnings per unit - basic and diluted:
Net income	$12,062	$10,331	$23,394	$17,047
Net income attributable to noncontrolling interests - partially owned properties	(144)	(159)	(255)	(326)
Preferred distributions	(284)	(188)	(771)	(399)
Numerator for earnings per unit - basic and diluted	$11,634	$9,984	$22,368	$16,322
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	187,394,619	160,765,345	187,329,702	151,520,407
Effect of dilutive securities:
Restricted common shares	36,513	57,366	57,509	86,814
Restricted share units	—	189,649	—	305,211
Denominator for earnings per unit - diluted	187,431,132	161,012,360	187,387,211	151,912,432
Earnings per unit - basic	$0.06	$0.06	$0.12	$0.11
Earnings per unit - diluted	$0.06	$0.06	$0.12	$0.11

Note 15. Subsequent Events

On July 27, 2018, the Trust, through a subsidiary of its Operating Partnership, closed on the disposition of 17 healthcare properties representing 462,714 square feet for approximately $127.1 million and recognized a net gain on the sale of approximately $14.5 million. These assets were disposed of as we believe they no longer met our core business strategy from a size, age, geography, or line of business perspective. These assets are classified as held for sale as of June 30, 2018.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item 1A (Risk Factors) of this report, and Part I, Item A (Business), and Part I, Item 1A (Risk Factors) of our 2017 Annual Report, and Part II, Item IA (Risk Factors) of our First Quarterly Report.

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

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.4 billion as of June 30, 2018. Since the date of our IPO through June 30, 2018, our compounded annual growth rate was 110%. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, we expect our annual growth rate to decelerate in the future.

As of June 30, 2018, our portfolio consisted of 249 healthcare properties (which excludes one portfolio comprised of 17 assets, representing approximately 462,714 leasable square feet in seven states, classified as held for sale) located in 30 states with approximately 13,399,898 net leasable square feet, which were approximately 96.6% leased with a weighted average remaining lease term of approximately 8.4 years. As of June 30, 2018, approximately 89.3% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically located and affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 92.5% of the annualized base rent payments from our properties as of June 30, 2018, less assets held for sale, are from triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5.9% of the annualized base rent payments from our properties as of June 30, 2018, less assets held for sale, are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2018, leases representing 1.1%, 2.9%, and 3.6% of leasable square feet in our portfolio will expire in 2018, 2019, and 2020, respectively.

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

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. Since December 2015, the U.S. Federal Reserve has raised its benchmark interest rate by a quarter of a percentage point seven times to a range of 1.75% to 2.00% and is projected to raise its benchmark interest rate approximately two more times in 2018. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of June 30, 2018, owned approximately 97.1% of the OP Units. As of July 27, 2018, there were 182,054,612 common shares outstanding.

Key Transactions in Second Quarter 2018

Investment Activity

During the three months ended June 30, 2018, we completed the acquisition of one operating healthcare property with approximately 231,486 net leasable square feet for an aggregate purchase price of approximately $71.3 million. This acquisition is detailed in Note 3 (Acquisitions and Dispositions) to our consolidated financial statements included in Part I, Item 1 of this report.

Disposition Activity

Since April 1, 2018, the Trust sold one portfolio consisting of 15 medical office buildings, representing an aggregate 560,234 square feet, in Alabama, Georgia, and Michigan for approximately $90.7 million and recognized a net loss on the sale of approximately $2.6 million. We believe disposing of this portfolio improves the Trust’s portfolio quality by selling assets in smaller or underperforming markets, increasing our average building size, and increasing the average credit behind our rental revenue. The proceeds provide the Trust with capital which may be redeployed into higher quality assets, used to repay borrowings under our unsecured credit facility, and/or for general corporate and working capital purposes.

Assets Slated for Disposition

We consider 23 properties in eight states, representing an aggregate of approximately 782,984 square feet of gross leasable area, to be slated for disposition as of June 30, 2018. These assets consist of one portfolio comprised of 17 assets representing approximately 462,714 leasable square feet in seven states classified as held for sale, five assets affiliated with Foundation Healthcare, Inc. (OTC: FDNH) (“Foundation Healthcare”), and one additional property which we believe no longer meets our core business strategy from a size, age, geography, or line of business perspective.

Recent Developments

Quarterly Distribution

On June 21, 2018, we announced that our Board of Trustees authorized and declared a cash distribution of $0.230 per common share for the quarterly period ended June 30, 2018. The distribution was paid on July 18, 2018 to common shareholders and OP Unit holders of record as of the close of business on July 3, 2018.

Investment and Disposition Activity

Since June 30, 2018, the Company completed the disposition of 17 healthcare properties representing 462,714 square feet in seven states for approximately $127.1 million and recognized a net gain on the sale of approximately $14.5 million. We disposed of these because we believe they no longer meet our core business strategy from a size, age, geography, or line of business perspective.

Components of Our Revenues, Expenses, and Cash Flow

Revenues

Revenues consist primarily of the rental revenues and property operating expense recoveries we collect from tenants pursuant to our leases. Additionally, we recognize certain cash and non-cash revenues. These cash and non-cash revenues are highlighted below.

Rental revenues. Rental revenues represent rent under existing leases that is paid by our tenants, straight-lining of contractual rents and below-market lease amortization reduced by lease inducements, and above-market lease amortization.

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

Acquisition expenses. Acquisition costs are costs we incur in pursuing and closing property acquisitions accounted for as business combinations. These costs include legal, accounting, valuation, other professional or consulting fees, and, through 2017, the compensation of certain employees who dedicate substantially all of their time to acquisition related job functions. We account for acquisition-related costs as expenses in the period in which the costs are incurred and the services are received.

During the first quarter of 2018, the Company adopted ASU 2017-01 which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The Company determined that all 2018 acquisitions of real estate, or in-substance real estate, has not met the revised definition of a business. As such, acquisition pursuit costs are capitalized in accordance with the new guidance and there is no acquisition expense for three months ended June 30, 2018.

Equity in income of unconsolidated entities. We recognize our share of earnings and losses from an unconsolidated joint venture investment in Louisiana.

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

Results of Operations

Three Months Ended June 30, 2018 compared to the three months ended June 30, 2017.

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	2018	2017	Change	%
Revenues:
Rental revenues	$80,392	$58,015	$22,377	38.6%
Expense recoveries	24,288	16,108	8,180	50.8%
Interest income on real estate loans and other	2,309	2,476	(167)	(6.7)%
Total revenues	106,989	76,599	30,390	39.7%
Expenses:
Interest expense	17,154	11,472	5,682	49.5%
General and administrative	7,104	6,249	855	13.7%
Operating expenses	30,341	20,519	9,822	47.9%
Depreciation and amortization	37,725	28,123	9,602	34.1%
Acquisition expenses	—	5,242	(5,242)	(100.0)%
Total expenses	92,324	71,605	20,719	28.9%
Income before equity in income of unconsolidated entities and (loss) gain on sale of investment properties:	14,665	4,994	9,671	193.7%
Equity in income of unconsolidated entities	29	29	—	—%
(Loss) gain on sale of investment properties	(2,632)	5,308	(7,940)	(149.6)%
Net income	$12,062	$10,331	$1,731	16.8%

Revenues

Total revenues increased $30.4 million, or 39.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $22.4 million, or 38.6%, from $58.0 million for the three months ended June 30, 2017 to $80.4 million for the three months ended June 30, 2018. The increase in rental revenues primarily resulted from our 2018 and 2017 acquisitions in the last twelve months which resulted in additional rental revenue of $2.8 million and $16.9 million, respectively. The remaining difference is the result of a $2.5 million straight line rent write-off at the Kennewick medical office building located in Kennewick, Washington (the “Kennewick MOB”) that occurred in three months ended June 30, 2017.

Expense recoveries. Expense recoveries increased $8.2 million, or 50.8%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in expense recoveries primarily resulted from our 2018 and 2017 acquisitions in the last twelve months which resulted in additional expense recoveries of $0.6 million and $6.2 million, respectively. The remainder of the increase was from additional expense recoveries associated with our existing properties.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $0.2 million, or 6.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Interest income on the Company’s outstanding real estate loans receivable decreased by $0.9 million but was partially offset by a $0.3 million increase in tenant improvement buildouts in excess of allowances given and $0.4 million of other miscellaneous income.

Expenses

Total expenses increased by $20.7 million, or 28.9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended June 30, 2018 was $17.2 million compared to $11.5 million for the three months ended June 30, 2017, representing an increase of $5.7 million, or 49.5%. The increase in interest expense is primarily attributable to the issuance of our public senior notes in December 2017 for an increase of $3.5 million. The remaining increase of $2.2 million is attributed to additional interest expense from our credit facility.

 General and administrative. General and administrative expenses increased $0.9 million or 13.7%, from $6.2 million during the three months ended June 30, 2017 to $7.1 million during the three months ended June 30, 2018. The increase is mainly attributable to an increase in salaries and benefits of $1.4 million, including the increase attributed to non-cash share compensation of $0.6 million, and in increase in office expenditures of $0.3 million. This was partially offset by a decrease in professional fees of $0.8 million.

Operating expenses. Operating expenses increased $9.8 million or 47.9%, from $20.5 million during the three months ended June 30, 2017 to $30.3 million during the three months ended June 30, 2018. The increase is primarily due to our 2018 and 2017 property acquisitions which resulted in additional operating expenses of $0.6 million and $7.3 million, respectively. The remainder of the increase was from additional operating expenses associated with our existing properties.

Depreciation and amortization. Depreciation and amortization increased $9.6 million, or 34.1%, from $28.1 million during the three months ended June 30, 2017 to $37.7 million during the three months ended June 30, 2018. The increase is primarily due to our 2018 and 2017 property acquisitions which resulted in additional depreciation and amortization of $1.4 million and $9.6 million, respectively, partially offset by a reduction in depreciation and amortization associated with our existing properties.

Acquisition expenses. During the first quarter of 2018, the Company adopted ASU 2017-01 which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The Company determined that all 2018 acquisitions of real estate have not met the revised definition of a business. As such, acquisition pursuit costs are capitalized in accordance with the new guidance and there is no acquisition expense for the three months ended June 30, 2018.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is not significant.

(Loss) gain on sale of investment properties. During the three months ended June 30, 2018, we sold 15 properties with 560,234 net leasable square feet located in three states for approximately $90.7 million realizing a loss of $2.6 million. During the three months ended June 30, 2017, we sold four properties with 80,292 net leasable square feet located in Georgia for approximately $18.2 million, realizing a gain of $5.3 million.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017	Change	%
Revenues:
Rental revenues	$159,279	$117,107	$42,172	36.0%
Expense recoveries	48,596	32,462	16,134	49.7%
Interest income on real estate loans and other	4,337	3,696	641	17.3%
Total revenues	212,212	153,265	58,947	38.5%
Expenses:
Interest expense	33,648	21,287	12,361	58.1%
General and administrative	15,563	10,985	4,578	41.7%
Operating expenses	60,800	42,608	18,192	42.7%
Depreciation and amortization	76,301	56,056	20,245	36.1%
Acquisition expenses	—	10,647	(10,647)	(100.0)%
Total expenses	186,312	141,583	44,729	31.6%
Income before equity in income of unconsolidated entities and (loss) gain on sale of investment properties:	25,900	11,682	14,218	121.7%
Equity in income of unconsolidated entities	57	57	—	—%
(Loss) gain on sale of investment properties	(2,563)	5,308	(7,871)	(148.3)%
Net income	$23,394	$17,047	$6,347	37.2%

Revenues

Total revenues increased $58.9 million, or 38.5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $42.2 million, or 36.0%, from $117.1 million for the six months ended June 30, 2017 to $159.3 million for the six months ended June 30, 2018. The increase in rental revenues primarily resulted from our 2018 and 2017 acquisitions which resulted in additional revenue of $4.3 million and $36.2 million, respectively. The remaining difference is the result of a $1.3 million straight line rent write-off at the Kennewick medical office building located in Kennewick, Washington (the “Kennewick MOB”) that occurred in three months ended June 30, 2017.

Expense recoveries. Expense recoveries increased $16.1 million, or 49.7%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in expense recoveries primarily resulted from our 2018 and 2017 acquisitions in the last twelve months which resulted in additional expense recoveries of $1.1 million and $13.4 million, respectively. The remainder of the increase resulted from additional expense recoveries from our existing properties.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.6 million, or 17.3%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase is attributable to income from tenant improvements build outs in excess of allowance given for $0.6 million, interest income from note receivables of $0.4 million, and other miscellaneous income of $0.1 million. This was offset by a decrease in interest income on real estate loans receivable of $0.6 million.

Expenses

Total expenses increased by $44.7 million, or 31.6%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. An analysis of selected expenses follows.

Interest expense. Interest expense for the six months ended June 30, 2018 was $33.6 million compared to $21.3 million for the six months ended June 30, 2017, representing an increase of $12.4 million, or 58.1%. The increase in interest expense is primarily attributable to the issuance of our public senior notes in March 2017 and December 2017 for an increase of $3.3 million and $7.0 million, respectively. Additional increase of $1.7 million was the result of interest on new mortgage debt.

General and administrative. General and administrative expenses increased $4.6 million or 41.7%, from $11.0 million during the six months ended June 30, 2017 to $15.6 million during the six months ended June 30, 2018. The increase is mainly attributable to increased salaries and benefits of $3.9 million, including an increase in non-cash share compensation of $2.2 million, an increase of $0.8 million from office expenses, and an increase in travel expenses of $0.3 million. These increases were partially offset with a decrease in professional fees of $0.5 million.

Operating expenses. Operating expenses increased $18.2 million or 42.7%, from $42.6 million during the six months ended June 30, 2017 to $60.8 million during the six months ended June 30, 2018. The increase is primarily due to our 2018 and 2017 property acquisitions which resulted in additional operating expenses of $1.1 million and $15.2 million, respectively. The remainder of the increase came from additional operating expenses from our existing properties.

Depreciation and amortization. Depreciation and amortization increased $20.2 million, or 36.1%, from $56.1 million during the six months ended June 30, 2017 to $76.3 million during the six months ended June 30, 2018. The increase is due to our 2018 and 2017 property acquisitions which resulted in additional depreciation and amortization of $2.3 million and $20.9 million, respectively. This was partially offset by reductions in depreciation and amortization associated with our existing properties.

Acquisition expenses. During the first quarter of 2018, the Company adopted ASU 2017-01 which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The Company determined that all 2018 acquisitions of real estate have not met the revised definition of a business. As such, acquisition pursuit costs are capitalized in accordance with the new guidance and there is no acquisition expense for the six months ended June 30, 2018.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is not significant.

(Loss) gain on sale of investment properties. During the six months ended June 30, 2018 we sold 17 properties with 589,967 net leasable square feet located in four states for approximately $93.2 million, realizing a loss of $2.6 million. During the three months ended June 30, 2017, we sold four properties with 80,292 net leasable square feet located in Georgia for approximately $18.2 million, realizing a gain of $5.3 million.

Cash Flows

Six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	2018	2017
Cash provided by operating activities	$102,313	$88,808
Cash used in investing activities	(99,339)	(760,568)
Cash provided by financing activities	3,525	667,778
Increase (decrease) in cash and cash equivalents	$6,499	$(3,982)

Cash flows from operating activities. Cash flows provided by operating activities was $102.3 million during the six months ended June 30, 2018 compared to $88.8 million during the six months ended June 30, 2017, representing an increase of $13.5 million. This change is attributable to the increased operating cash flows resulting from our 2018 and 2017 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $99.3 million during the six months ended June 30, 2018 compared to cash flows used in investing activities of $760.6 million during the six months ended June 30, 2017, representing a change of $661.2 million. The decrease in cash flows used in investing activities was primarily attributable to our decrease in cash spent on acquisitions over the prior period.

Cash flows from financing activities. Cash flows provided by financing activities was $3.5 million during the six months ended June 30, 2018 compared to cash flows provided by financing activities of $667.8 million during the six months ended June 30, 2017, representing a decrease of $664.3 million. The 2018 activity was primarily attributable to $277.0 million of proceeds from the credit facility. These were partially offset by $46.8 million of payments on mortgage debt, $143.0 million of repayments on our revolving credit facility, and $84.2 million of dividends paid.

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition expenses, acceleration of deferred financing costs, change in fair value of contingent consideration, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,062	$10,331	$23,394	$17,047
Earnings per share - diluted	$0.06	$0.06	$0.12	$0.11

Net income	$12,062	$10,331	$23,394	$17,047
Net income attributable to noncontrolling interests - partially owned properties	(144)	(159)	(255)	(326)
Preferred distributions	(284)	(188)	(771)	(399)
Depreciation and amortization expense	37,687	28,098	76,217	56,009
Depreciation and amortization expense - partially owned properties	(11)	(129)	(177)	(281)
Loss (gain) on the sale of investment properties	2,632	(5,308)	2,563	(5,308)
FFO applicable to common shares and OP Units	$51,942	$32,645	$100,971	$66,742
FFO per common share and OP Unit	$0.28	$0.20	$0.54	$0.44
Net change in fair value of derivative	(10)	4	(8)	169
Acquisition expenses	—	5,242	—	10,647
Net change in fair value of contingent consideration	(50)	—	(50)	(70)
Normalized FFO applicable to common shares and OP Units	$51,882	$37,891	$100,913	$77,488
Normalized FFO per common share and OP Unit	$0.28	$0.24	$0.54	$0.51

Weighted average number of common shares and OP Units outstanding	187,431,132	161,012,360	187,387,211	151,912,432

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,062	$10,331	$23,394	$17,047
Normalized FFO applicable to common shares and OP Units	$51,882	$37,891	$100,913	$77,488

Normalized FFO applicable to common shares and OP Units	$51,882	$37,891	$100,913	$77,488
Non-cash share compensation expense	2,014	1,324	4,619	3,238
Straight-line rent adjustments	(6,150)	(2,097)	(12,600)	(6,605)
Amortization of acquired above/below-market leases/assumed debt	980	844	1,810	1,782
Amortization of lease inducements	345	311	689	621
Amortization of deferred financing costs	597	579	1,215	1,128
TI/LC and recurring capital expenditures	(6,213)	(4,865)	(10,371)	(8,078)
Seller master lease and rent abatement payments	—	244	229	498
Normalized FAD applicable to common shares and OP Units	$43,455	$34,231	$86,504	$70,072

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,062	$10,331	$23,394	$17,047
General and administrative	7,104	6,249	15,563	10,985
Acquisition expenses	—	5,242	—	10,647
Depreciation and amortization	37,725	28,123	76,301	56,056
Interest expense	17,154	11,472	33,648	21,287
Net change in the fair value of derivative	(10)	4	(8)	169
Loss (gain) on sale of investment properties	2,632	(5,308)	2,563	(5,308)
NOI	$76,667	$56,113	$151,461	$110,883

NOI	$76,667	$56,113	$151,461	$110,883
Straight-line rent adjustments	(6,150)	(2,097)	(12,600)	(6,605)
Amortization of acquired above/below-market leases/assumed debt	980	844	1,810	1,782
Amortization of lease inducements	345	311	689	621
Seller master lease and rent abatement payments	—	244	229	498
Change in fair value of contingent consideration	(50)	—	(50)	(70)
Cash NOI	$71,792	$55,415	$141,539	$107,109

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,062	$10,331	$23,394	$17,047
Depreciation and amortization	37,725	28,123	76,301	56,056
Interest expense	17,154	11,472	33,648	21,287
Loss (gain) on sale of investment properties	2,632	(5,308)	2,563	(5,308)
EBITDAre	$69,573	$44,618	$135,906	$89,082
Acquisition expenses	—	5,242	—	10,647
Non-cash share compensation expense	2,014	1,324	4,619	3,238
Non-cash changes in fair value	(60)	4	(58)	99
Adjusted EBITDAre	$71,527	$51,188	$140,467	$103,066

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

As of June 30, 2018, we had a total of $9.2 million of cash and cash equivalents and $619.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

While we intend to sell the 23 properties slated for disposition as of June 30, 2018 for other business reasons, we currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

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

The Credit Agreement has a maturity date of September 18, 2020 and includes a one-year extension option. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2018, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrued interest on the outstanding principal at a rate of LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit our ability to incur additional debt or make distributions. We may, at any time, voluntarily prepay term borrowings or any revolving or swingline loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2018, we were in compliance with all financial covenants related to the Credit Agreement.

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

  As of June 30, 2018, the company had $214.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $17.0 million with no outstanding balance as of June 30, 2018. As defined by the Credit Agreement, $619.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

The note agreements covering the notes described above contain covenants that are substantially similar to those contained in the Credit Agreement, including financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur additional debt, make distributions or investments, incur liens and sell, and transfer or dispose of assets. The note agreements also include customary representations and warranties and customary events of default substantially similar to those contained in the Credit Agreement.

On March 7, 2017, the Operating Partnership issued $400.0 million in aggregate principal amount of its 4.30% Senior Notes due March 15, 2027 (the “2027 Senior Notes”) in a public offering (the “Debt Offering”) through underwriters for whom J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc., and Jefferies LLC acted as representatives (the “Representatives”) pursuant to an underwriting agreement, dated March 2, 2017 (the “Underwriting Agreement”), among the Operating Partnership, the Trust and the Representatives. The Underwriting Agreement contains customary representations, warranties and agreements by the Operating Partnership and the Trust, customary conditions to closing, indemnification obligations of the Operating Partnership, the Trust and the underwriters, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions.

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

The 2028 Senior Notes began accruing interest on December 1, 2017 and began paying interest semi-annually on July 15, 2018. The 2028 Senior Notes were sold at an issue price of 99.78% of their face value, before the underwriters’ discount. The net proceeds of the Offering were approximately $347.0 million, after deducting the underwriting discount and estimated offering expenses of the Trust and the Operating Partnership. We used the net proceeds of the December Debt Offering (i) to repay outstanding indebtedness under our unsecured revolving credit facility and (ii) for general corporate purposes, including, without limitation, working capital and investment in real estate.

The 2028 Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the 2028 Senior Notes.

As of June 30, 2018, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, as follows: (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, (v) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (vi) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, (vii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027, (viii) $400.0 million aggregate principal amount of 4.30% Senior Notes, due March 15, 2027, and (ix) $350.0 million aggregate principle amount of 3.95% Senior Notes, due January 15, 2028.

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

During the quarterly periods ended March 31, 2018 and June 30, 2018, the Trust’s issuance and sale of common shares pursuant to the ATM Program are as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2018	311,786	$17.85	$5,509
Quarterly period ended June 30, 2018	—	—	—
Year to date	311,786	$17.85	$5,509

As of July 27, 2018, the Trust has $168.2 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of July 27, 2018, we have issued 65,586 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no off-balance sheet debt.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one embedded derivative, which is recognized as an asset on the consolidated balance sheets in other assets, and is measured at fair value and five interest rate swaps. See Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives) to our consolidated financial statements included in Part I, Item 1 to this report for further detail on our derivative instruments.

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

Fixed Interest Rate Debt

As of June 30, 2018, our consolidated fixed interest rate debt totaled $1.10 billion, which represented 69.7% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.87%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 85.6% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of June 30, 2018, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.06 billion and $1.10 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of June 30, 2018, our consolidated variable interest rate debt totaled $478.1 million, which represented 30.3% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 14.4% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $228.1 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of June 30, 2018 would change by approximately $2.3 million annually.

Derivative Instruments

As of June 30, 2018, we had five outstanding interest rate swaps designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) to our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of June 30, 2018, we had total consolidated indebtedness of approximately $1.58 billion. The weighted average interest rate on our consolidated indebtedness was 3.89% (based on the 30-day LIBOR rate as of June 30, 2018, of 2.07%). As of June 30, 2018, we had approximately $228.1 million, or approximately 14.4%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of June 30, 2018.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of June 30, 2018, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

PART II.       Other Information

Item 1.                                 Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition, or results of operations if determined adversely to us.

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on March 1, 2018 (the “Annual Report”) and in Part II, Item 1A (Risk Factors) of our First Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Commission on May 4, 2018. Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

For the quarter ended June 30, 2018, approximately 1.9 million square feet of our gross leasable area and $47.0 million of our total annualized base rent, exclusive of our held for sale assets, were derived from properties located in Texas (14.0% of our gross leasable area and 16.9% of our total annualized base rent). As a result of these geographic concentrations, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	54,535	(1)	$14.98	N/A	N/A
May 1, 2018 - May 31, 2018	—		—	N/A	N/A
June 1, 2018 - June 30, 2018	2,419	(2)	15.48	N/A	N/A
Total	56,954		$15.00	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares.

(2)	Pursuant to a general authorization, whereby the Trust is authorized to repurchase common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
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

PHYSICIANS REALTY TRUST

Date: August 3, 2018	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2018	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: August 3, 2018	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2018	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)