Form 10-Q
period 2018-09-30
Physicians Realty Trust; Physicians Realty L.P.
filed 2018-11-05
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Physicians Realty Trust	Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

Physicians Realty L.P.	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐

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
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of Physicians Realty Trust’s common shares outstanding as of October 26, 2018 was 182,321,984.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2018 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and the “Company,” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership, together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of September 30, 2018, the Trust held a 97.2% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

Noncontrolling interests in the Operating Partnership, shareholders’ equity of the Trust, and partners’ capital of the Operating Partnership are the primary areas of difference between the consolidated financial statements of the Trust and those of the Operating Partnership. OP Units not owned by the Trust are accounted for as limited partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interests in the Trust’s consolidated financial statements. The differences between the Trust’s shareholders’ equity and the Operating Partnership’s partners’ capital are due to the differences in the equity issued by the Trust and the Operating Partnership, respectively.

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

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	the consolidated financial statements in Part I, Item 1 of this report;

•	certain accompanying notes to the consolidated financial statements, including Note 14 (Earnings Per Share and Earnings Per Unit);

•	controls and procedures in Part I, Item 4 of this report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this report.

PHYSICIANS REALTY TRUST AND PHYSICIANS REALTY L.P.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “expect,” “outlook,” “continue,” “project,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimate” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, expectations, or intentions.

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2018 (the “First Quarterly Report”), and June 30, 2018 (the “Second Quarterly Report,” and together with the First Quarterly Report, the “2018 Quarterly Reports”).

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$207,473	$217,695
Building and improvements	3,588,302	3,568,858
Tenant improvements	32,852	23,056
Acquired lease intangibles	449,656	458,713
	4,278,283	4,268,322
Accumulated depreciation	(369,103)	(300,458)
Net real estate property	3,909,180	3,967,864
Real estate held for sale	35,426	—
Real estate loans receivable	47,911	76,195
Investments in unconsolidated entities	1,328	1,329
Net real estate investments	3,993,845	4,045,388
Cash and cash equivalents	4,463	2,727
Tenant receivables, net	5,686	9,966
Other assets	148,567	106,302
Total assets	$4,152,561	$4,164,383
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$420,900	$324,394
Notes payable	966,788	966,603
Mortgage debt	134,724	186,471
Accounts payable	3,824	11,023
Dividends and distributions payable	43,599	43,804
Accrued expenses and other liabilities	61,346	56,405
Acquired lease intangibles, net	14,229	15,702
Total liabilities	1,645,410	1,604,402

Redeemable noncontrolling interest - Series A Preferred Units (2018) and partially owned properties	24,520	12,347

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 182,173,601 and 181,440,051 common shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,822	1,814
Additional paid-in capital	2,785,797	2,772,823
Accumulated deficit	(396,127)	(315,417)
Accumulated other comprehensive income	20,485	13,952
Total shareholders’ equity	2,411,977	2,473,172
Noncontrolling interests:
Operating Partnership	69,993	73,844
Partially owned properties	661	618
Total noncontrolling interests	70,654	74,462
Total equity	2,482,631	2,547,634
Total liabilities and equity	$4,152,561	$4,164,383
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$76,461	$69,408	$235,740	$186,515
Expense recoveries	23,629	21,102	72,225	53,564
Interest income on real estate loans and other	4,938	2,489	9,275	6,185
Total revenues	105,028	92,999	317,240	246,264
Expenses:
Interest expense	16,326	11,998	49,974	33,285
General and administrative	6,593	5,860	22,156	16,845
Operating expenses	29,870	27,471	90,670	70,079
Depreciation and amortization	42,723	32,975	119,024	89,031
Acquisition expenses	—	2,184	—	12,831
Total expenses	95,512	80,488	281,824	222,071
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	9,516	12,511	35,416	24,193
Equity in income of unconsolidated entities	28	28	85	85
Gain on sale of investment properties, net	14,227	—	11,664	5,308
Net income	23,771	12,539	47,165	29,586
Net income attributable to noncontrolling interests:
Operating Partnership	(656)	(362)	(1,300)	(823)
Partially owned properties (1)	(119)	(53)	(374)	(379)
Net income attributable to controlling interests	22,996	12,124	45,491	28,384
Preferred distributions	(284)	(106)	(1,055)	(505)
Net income attributable to common shareholders	$22,712	$12,018	$44,436	$27,879
Net income per share:
Basic	$0.12	$0.07	$0.24	$0.18
Diluted	$0.12	$0.07	$0.24	$0.18
Weighted average common shares:
Basic	182,076,513	177,847,424	181,963,693	157,542,167
Diluted	187,473,230	183,298,145	187,622,109	162,480,918

Dividends and distributions declared per common share and OP Unit	$0.230	$0.230	$0.690	$0.685

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$23,771	$12,539	$47,165	$29,586
Other comprehensive income:
Change in fair value of interest rate swap agreements	914	(916)	6,533	(1,696)
Total other comprehensive income	914	(916)	6,533	(1,696)
Comprehensive income	24,685	11,623	53,698	27,890
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(679)	(339)	(1,484)	(774)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(119)	(53)	(374)	(379)
Comprehensive income attributable to common shareholders	$23,887	$11,231	$51,840	$26,737

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statement of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$1,814	$2,772,823	$(315,417)	$13,952	$2,473,172	$73,844	$618	$74,462	$2,547,634
Net proceeds from sale of common shares	5	8,049	—	—	8,054	—	—	—	8,054
Restricted share award grants, net	2	4,847	(138)	—	4,711	—	—	—	4,711
Purchase of OP Units	—	—	—	—	—	(1,555)	—	(1,555)	(1,555)
Conversion of OP Units	1	1,326	—	—	1,327	(1,327)	—	(1,327)	—
Dividends/distributions declared	—	—	(125,810)	—	(125,810)	(3,576)	—	(3,576)	(129,386)
Preferred distributions	—	—	(1,055)	—	(1,055)	—	—	—	(1,055)
Distributions	—	—	—	—	—	—	(122)	(122)	(122)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	59	802	—	861	—	—	—	861
Change in fair value of interest rate cap agreements	—	—	—	6,533	6,533	—	—	—	6,533
Net income	—	—	45,491	—	45,491	1,300	165	1,465	46,956
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(1,307)	—	—	(1,307)	1,307	—	1,307	—
Balance at September 30, 2018	$1,822	$2,785,797	$(396,127)	$20,485	$2,411,977	$69,993	$661	$70,654	$2,482,631

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$47,165	$29,586
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	119,024	89,031
Amortization of deferred financing costs	1,808	1,731
Amortization of lease inducements and above/below-market lease intangibles	3,518	3,780
Straight-line rental revenue/expense	(17,270)	(11,168)
Amortization of discount on unsecured senior notes	430	177
Amortization of above market assumed debt	(47)	(163)
Gain on sale of investment properties, net	(11,664)	(5,308)
Equity in income of unconsolidated entities	(85)	(85)
Distributions from unconsolidated entities	86	112
Change in fair value of derivative	(17)	160
Provision for bad debts	82	(297)
Non-cash share compensation	6,675	4,976
Net change in fair value of contingent consideration	(50)	4
Change in operating assets and liabilities:
Tenant receivables	3,891	(754)
Other assets	(2,799)	(541)
Accounts payable	(7,199)	2,167
Accrued expenses and other liabilities	1,916	14,834
Net cash provided by operating activities	145,464	128,242
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	217,222	18,150
Acquisition of investment properties, net	(242,827)	(916,270)
Escrowed cash - acquisition deposits/earnest deposits	2,780	(25,271)
Capital expenditures on investment properties	(26,358)	(14,819)
Issuance of real estate loans receivable	(2,000)	(38,844)
Repayment of real estate loans receivable	13,582	1,507
Issuance of note receivable	(20,385)	—
Repayment of note receivable	—	16,423
Leasing commissions	(2,561)	(1,184)
Lease inducements	(73)	(2,508)
Net cash used in investing activities	(60,620)	(962,816)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	8,054	804,453
Proceeds from credit facility borrowings	345,000	627,000
Repayment of credit facility borrowings	(246,000)	(889,000)
Proceeds from issuance of mortgage debt	—	61,000
Proceeds from issuance of senior unsecured notes	—	396,108
Principal payments on mortgage debt	(51,840)	(40,999)
Debt issuance costs	(4,267)	(1,129)
Dividends paid - shareholders	(126,088)	(101,846)
Distributions to noncontrolling interests - Operating Partnership	(3,640)	(3,154)
Preferred distributions paid - OP Unit holder	(627)	(519)
Contributions from noncontrolling interest	—	47
Distributions to noncontrolling interests - partially owned properties	(396)	(1,653)
Payments of employee taxes for withheld stock-based compensation shares	(1,749)	(2,583)
Purchase of Series A Preferred Units	—	(19,961)
Purchase of OP Units	(1,555)	(3,757)
Net cash (used in) provided by financing activities	(83,108)	824,007
Net increase (decrease) in cash and cash equivalents	1,736	(10,567)
Cash and cash equivalents, beginning of period	2,727	15,491
Cash and cash equivalents, end of period	$4,463	$4,924
Supplemental disclosure of cash flow information - interest paid during the period	$53,370	$33,307
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$6,533	$(1,696)
Supplemental disclosure of noncash activity - assumed debt	$—	$26,379
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$22,651	$44,978

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$207,473	$217,695
Building and improvements	3,588,302	3,568,858
Tenant improvements	32,852	23,056
Acquired lease intangibles	449,656	458,713
	4,278,283	4,268,322
Accumulated depreciation	(369,103)	(300,458)
Net real estate property	3,909,180	3,967,864
Real estate held for sale	35,426	—
Real estate loans receivable	47,911	76,195
Investments in unconsolidated entities	1,328	1,329
Net real estate investments	3,993,845	4,045,388
Cash and cash equivalents	4,463	2,727
Tenant receivables, net	5,686	9,966
Other assets	148,567	106,302
Total assets	$4,152,561	$4,164,383
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$420,900	$324,394
Notes payable	966,788	966,603
Mortgage debt	134,724	186,471
Accounts payable	3,824	11,023
Distributions payable	43,599	43,804
Accrued expenses and other liabilities	61,346	56,405
Acquired lease intangibles, net	14,229	15,702
Total liabilities	1,645,410	1,604,402

Redeemable noncontrolling interest - Series A Preferred Units (2018) and partially owned properties	24,520	12,347

Capital:
Partners’ capital:
General partners’ capital, 182,173,601 and 181,440,051 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,391,492	2,459,220
Limited partners’ capital, 5,291,504 and 5,364,632 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	69,993	73,844
Accumulated other comprehensive income	20,485	13,952
Total partners’ capital	2,481,970	2,547,016
Noncontrolling interest - partially owned properties	661	618
Total capital	2,482,631	2,547,634
Total liabilities and capital	$4,152,561	$4,164,383

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$76,461	$69,408	$235,740	$186,515
Expense recoveries	23,629	21,102	72,225	53,564
Interest income on real estate loans and other	4,938	2,489	9,275	6,185
Total revenues	105,028	92,999	317,240	246,264
Expenses:
Interest expense	16,326	11,998	49,974	33,285
General and administrative	6,593	5,860	22,156	16,845
Operating expenses	29,870	27,471	90,670	70,079
Depreciation and amortization	42,723	32,975	119,024	89,031
Acquisition expenses	—	2,184	—	12,831
Total expenses	95,512	80,488	281,824	222,071
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	9,516	12,511	35,416	24,193
Equity in income of unconsolidated entities	28	28	85	85
Gain on sale of investment properties, net	14,227	—	11,664	5,308
Net income	23,771	12,539	47,165	29,586
Net income attributable to noncontrolling interests - partially owned properties (1)	(119)	(53)	(374)	(379)
Net income attributable to controlling interests	23,652	12,486	46,791	29,207
Preferred distributions	(284)	(106)	(1,055)	(505)
Net income attributable to common unitholders	$23,368	$12,380	$45,736	$28,702
Net income per common unit:
Basic	$0.12	$0.07	$0.24	$0.18
Diluted	$0.12	$0.07	$0.24	$0.18
Weighted average common units:
Basic	187,367,538	183,227,405	187,342,453	162,205,324
Diluted	187,473,230	183,298,145	187,622,109	162,480,918

Distributions declared per common unit	$0.230	$0.230	$0.690	$0.685

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$23,771	$12,539	$47,165	$29,586
Other comprehensive income:
Change in fair value of interest rate swap agreements	914	(916)	6,533	(1,696)
Total other comprehensive income	914	(916)	6,533	(1,696)
Comprehensive income	24,685	11,623	53,698	27,890
Comprehensive income attributable to noncontrolling interests - partially owned properties	(119)	(53)	(374)	(379)
Comprehensive income attributable to common unitholders	$24,566	$11,570	$53,324	$27,511

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statement of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at January 1, 2018	$2,459,220	$73,844	$13,952	$2,547,016	$618	$2,547,634
Net Proceeds from sale of Trust common shares and issuance of common units	8,054	—	—	8,054	—	8,054
Trust restricted share award grants, net	4,711	—	—	4,711	—	4,711
Purchase of OP Units	—	(1,555)	—	(1,555)	—	(1,555)
Conversion of OP Units	1,327	(1,327)	—	—	—	—
OP Units - distributions	(125,810)	(3,576)	—	(129,386)	—	(129,386)
Preferred distributions	(1,055)	—	—	(1,055)	—	(1,055)
Distributions	—	—	—	—	(122)	(122)
Change in market value of Redeemable Limited Partners	59	—	—	59	—	59
Buyout of Noncontrolling Interest - partially owned properties	802	—	—	802	—	802
Change in fair value of interest rate swap agreements	—	—	6,533	6,533	—	6,533
Net income	45,491	1,300	—	46,791	165	46,956
Adjustments for Limited Partners ownership in Operating Partnership	(1,307)	1,307	—	—	—	—
Balance at September 30, 2018	$2,391,492	$69,993	$20,485	$2,481,970	$661	$2,482,631

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$47,165	$29,586
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	119,024	89,031
Amortization of deferred financing costs	1,808	1,731
Amortization of lease inducements and above/below-market lease intangibles	3,518	3,780
Straight-line rental revenue/expense	(17,270)	(11,168)
Amortization of discount on unsecured senior notes	430	177
Amortization of above market assumed debt	(47)	(163)
Gain on sale of investment properties, net	(11,664)	(5,308)
Equity in income of unconsolidated entities	(85)	(85)
Distributions from unconsolidated entities	86	112
Change in fair value of derivative	(17)	160
Provision for bad debts	82	(297)
Non-cash share compensation	6,675	4,976
Net change in fair value of contingent consideration	(50)	4
Change in operating assets and liabilities:
Tenant receivables	3,891	(754)
Other assets	(2,799)	(541)
Accounts payable	(7,199)	2,167
Accrued expenses and other liabilities	1,916	14,834
Net cash provided by operating activities	145,464	128,242
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	217,222	18,150
Acquisition of investment properties, net	(242,827)	(916,270)
Escrowed cash - acquisition deposits/earnest deposits	2,780	(25,271)
Capital expenditures on investment properties	(26,358)	(14,819)
Issuance of real estate loans receivable	(2,000)	(38,844)
Repayment of real estate loans receivable	13,582	1,507
Issuance of note receivable	(20,385)	—
Repayment of note receivable	—	16,423
Leasing commissions	(2,561)	(1,184)
Lease inducements	(73)	(2,508)
Net cash used in investing activities	(60,620)	(962,816)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	8,054	804,453
Proceeds from credit facility borrowings	345,000	627,000
Repayment of credit facility borrowings	(246,000)	(889,000)
Proceeds from issuance of mortgage debt	—	61,000
Proceeds from issuance of senior unsecured notes	—	396,108
Principal payments on mortgage debt	(51,840)	(40,999)
Debt issuance costs	(4,267)	(1,129)
OP Unit distributions - General Partner	(126,088)	(101,846)
OP Unit distributions - Limited Partner	(3,640)	(3,154)
Preferred OP Units distributions - Limited Partner	(627)	(519)
Contributions from noncontrolling interest	—	47
Distributions to noncontrolling interests - partially owned properties	(396)	(1,653)
Payments of employee taxes for withheld stock-based compensation shares	(1,749)	(2,583)
Purchase of Series A Preferred Units	—	(19,961)
Purchase of Limited Partner Units	(1,555)	(3,757)
Net cash (used in) provided by financing activities	(83,108)	824,007
Net increase (decrease) in cash and cash equivalents	1,736	(10,567)
Cash and cash equivalents, beginning of period	2,727	15,491
Cash and cash equivalents, end of period	$4,463	$4,924
Supplemental disclosure of cash flow information - interest paid during the period	$53,370	$33,307
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$6,533	$(1,696)
Supplemental disclosure of noncash activity - assumed debt	$—	$26,379
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$22,651	$44,978

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust and Physicians Realty L.P.
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2018, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Trust’s issuance and sale of common shares pursuant to the ATM Program are as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2018	311,786	$17.85	$5,509
Quarterly period ended June 30, 2018	—	—	—
Quarterly period ended September 30, 2018	114,203	17.15	1,947
Year to date	425,989	$17.66	$7,456

As of October 26, 2018, the Trust has $164.9 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2018 and 2017 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 1, 2018.

 Principles of Consolidation

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We consolidate our investment in a VIE when we determine that we are the VIE’s primary beneficiary. We may change our original assessment of a VIE upon subsequent events, such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all, or a portion, of an interest held by the primary beneficiary. We perform this analysis on an ongoing basis.

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

Noncontrolling Interests

The Company presents the portion of an equity interest it does not own, but controls (and thus consolidates) as noncontrolling interests and classifies such interests as a component of consolidated equity, separate from the Company’s total shareholders’ equity, on the consolidated balance sheets.

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

Noncontrolling interests in the Company include OP Units held by other investors. As of September 30, 2018, the Trust held a 97.2% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

On January 9, 2018, the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons”) was partially funded with the issuance of 104,172 Series A Preferred Units, with a value of $22.7 million. Due to the redemption rights associated with the Series A Preferred Units, the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheets. As of September 30, 2018, the value of the embedded derivative is $3.6 million and is classified in accrued expenses and other liabilities on the consolidated balance sheets.

As of September 30, 2018, there were 104,172 Series A Preferred Units outstanding.

In connection with the acquisition of a medical office portfolio in Minnesota (the “Minnesota portfolio”), the Trust received a $5 million equity investment from a third party, effective March 1, 2015. On March 1, 2018, the equity investment was redeemed for $6.4 million. At any point subsequent to the third anniversary of the investment, the holder could require the Trust to redeem the instrument. Due to the redemption provision, which is outside of the control of the Trust, the Trust classified the investment in the mezzanine section of its consolidated balance sheets. The Trust recorded the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

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

Dividends and Distributions

On September 19, 2018, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended September 30, 2018. The distribution was paid on October 18, 2018 to common shareholders and OP Unit holders of record as of the close of business on October 3, 2018.

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

The Company did not record any impairment charges in the three and nine month periods ended September 30, 2018 and 2017.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. As of September 30, 2018, the Company classified two properties as held for sale.

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

Real Estate Loans Receivable

Real estate loans receivable consists of seven mezzanine loans and one term loan as of September 30, 2018. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the term loan is secured by a mortgage of a related medical office building. Interest income on the loans is recognized as earned based on the terms of the loans, subject to evaluation of collectability risks, and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized to date.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, net of related allowances, are included in other assets and were approximately $56.7 million and $47.6 million as of September 30, 2018 and December 31, 2017, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Allowance for doubtful accounts, excluding assets classified as held for sale, was approximately $0.2 million and $4.9 million as of September 30, 2018 and December 31, 2017, respectively. Rental revenue is adjusted by amortization of lease inducements and above or below market rents on certain leases. Lease inducements and above or below market rents are amortized over the remaining life of the lease.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2018, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2018 and the three months ended September 30, 2017 hedge ineffectiveness was insignificant. For the nine months ended September 30, 2017, the Company recorded a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

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

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $0.5 million and $1.6 million, respectively.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach. Based on our assessment, we have identified all of our revenue streams and concluded rental income from leasing arrangements represents a substantial portion of our revenue. Income from leasing arrangements is specifically excluded from Topic 606 and will be evaluated with the anticipated adoption of ASU 2016-02, Leases. Therefore, the impact of adopting ASU 2014-09 was minimal on our current recognition and presentation of non-lease revenue. Upon adoption of ASU 2016-02, Topic 606 may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and other reimbursement revenue), even when the revenue for such activities is not separately stipulated in the lease. In that case, the revenue from these items previously recognized on a straight-

line basis under the current lease guidance would be recognized under the new revenue guidance as the related services are delivered.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard provides the option of a modified retrospective transition approach or a cumulative effect for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides entities with a practical expedient allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. ASU 2016-02 and ASU 2018-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. We expect to elect these practical expedients and adopt ASC 842 on January 1, 2019. As a result of adopting ASU 2016-02, the Company will recognize all of its operating leases for which it is the lessee, including ground leases, on its consolidated balance sheets as a lease liability and corresponding right-of-use asset. We have detailed our future minimum lease obligations under non-cancelable leases in Note 12 (Rent Expense). The Company is currently assessing the material impact of the adoption of ASU 2016-02 as well as the adoption of the practical expedients and transition methods to its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an acquired input and a substantive process that together significantly contribute to the ability to create outputs. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. This ASU is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018 and as a result, have classified our real estate acquisitions completed during the nine months ended September 30, 2018 as asset acquisitions rather than business combinations due to the fact that substantially all of the fair value of the gross assets acquired were concentrated in a single asset or group of similar identifiable assets. The Company has recorded identifiable assets acquired, liabilities assumed, and any noncontrolling interests associated with any asset acquisitions at cost on a relative fair value basis and has capitalized transaction costs incurred.
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
Note 3. Acquisitions and Dispositions

Effective January 1, 2018, with our adoption of ASU 2017-01, transaction costs incurred for asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in “General and Administrative Expenses” on our consolidated statements of income. Certain acquisitions that occurred prior to January 1, 2018 were accounted for as business combinations.

During the nine months ended September 30, 2018, the Company completed acquisitions of 4 operating healthcare properties and 1 land parcel located in 5 states for an aggregate purchase price of approximately $252.8 million. The Company completed a noncontrolling interest buyout for $6.4 million, and a $2.0 million loan transaction, resulting in total investment activity of approximately $261.3 million. The Company also acquired 2 properties and an adjacent land parcel through the conversion and satisfaction of a previously outstanding construction loan. Additionally, the Company acquired 2 parcels of land, which it had previously leased, as the result of a lease restructuring arrangement and equity recapitalization.

During the three months ended September 30, 2018, the Company completed the acquisition of the Northside Medical Midtown MOB located in Atlanta, GA for approximately $82.1 million. The Company also acquired 2 properties and an adjacent land parcel through the conversion and satisfaction of a previously outstanding construction loan, valued at an aggregate $18.8 million. Additionally, the Company acquired 2 parcels of land, which it had previously leased, as the result of a lease restructuring arrangement and equity recapitalization.

For the three months ended September 30, 2018, the Company recorded revenues and net income from its 2018 acquisitions of $3.9 million and $1.4 million, respectively. For the nine months ended September 30, 2018, the Company recorded revenues and net income from its 2018 acquisitions of $9.3 million and $3.4 million, respectively.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$7,684	$—	$9,632	$17,316
Building and improvements	82,180	64,197	67,772	214,149
In-place lease intangibles	13,202	8,923	11,777	33,902
Above market in-place lease intangibles	969	—	98	1,067
Below market in-place lease intangibles	(959)	—	—	(959)
Below market in-place ground lease	—	—	5,329	5,329
Mortgage escrow	—	—	7,862	7,862
Prepaid expenses	(2,628)	—	—	(2,628)
Issuance of Series A Preferred Units	(22,651)	—	—	(22,651)
Net assets acquired	$77,797	$73,120	$102,470	$253,387

Dispositions

During the three months ended March 31, 2018, the Company sold 2 medical office buildings located in Michigan and Florida for approximately $2.5 million and recognized a net gain on the sale of approximately $0.1 million. During the three months ended June 30, 2018, the Company sold 15 medical office buildings located in 3 states for approximately $90.7 million and recognized a net loss on the sale of approximately $2.6 million. During the three months ended September 30, 2018, the Company sold 17 medical office buildings located in 7 states for approximately $127.2 million and recognized a net gain on the sale of approximately $14.2 million.

The following table summarizes revenues and net income related to the disposed properties for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$947	$5,770	$12,295	$17,906

Income before net gain on sale of investment properties:	$1,827	$1,411	$5,030	$4,956
Gain on sale of investment properties, net	14,227	—	11,664	—
Net income	$16,054	$1,411	$16,694	$4,956

Assets Held for Sale

As of September 30, 2018, the Company classified one portfolio comprised of two properties as held for sale. In accordance with this classification, the following assets are classified as held for sale in the accompanying consolidated balance sheets at September 30, 2018.

Land and improvements	$3,780
Building and improvements	28,127
Acquired lease intangibles	6,077
Other assets	3,491
Real estate held for sale before accumulated deprecation	41,475
Accumulated depreciation	(6,049)
Real estate held for sale	$35,426

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding assets classified as held for sale if applicable, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$339,795	$(102,068)	$237,727	$343,429	$(85,424)	$258,005
Above-market leases	43,472	(11,787)	31,685	54,148	(11,968)	42,180
Leasehold interest	712	(226)	486	712	(183)	529
Below-market ground leases	65,677	(1,925)	63,752	60,424	(1,344)	59,080
Total	$449,656	$(116,006)	$333,650	$458,713	$(98,919)	$359,794
Liabilities
Below-market leases	$14,870	$(6,374)	$8,496	$14,344	$(4,479)	$9,865
Above-market ground leases	5,965	(232)	5,733	5,965	(128)	5,837
Total	$20,835	$(6,606)	$14,229	$20,309	$(4,607)	$15,702

 The following is a summary of acquired lease intangible amortization for the three and nine month periods ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense related to in-place leases	$16,274	$9,453	$38,251	$26,520
Decrease of rental income related to above-market leases	1,075	1,335	3,992	3,987
Decrease of rental income related to leasehold interest	15	15	44	44
Increase of rental income related to below-market leases	615	623	2,109	1,704
Decrease of operating expense related to above-market ground leases	33	34	104	49
Increase in operating expense related to below-market ground leases	255	208	745	581

In the three months ended September 30, 2018, the Company amortized the remaining $6.6 million in-place lease intangibles on a lease which was terminated.

In the nine months ended September 30, 2018, the Company amortized in-place lease intangibles of $6.8 million from new properties purchased since September 30, 2017, $6.6 million from a lease termination, offset by a $1.8 million decrease in amortization from our sold properties during the last twelve months.

Future aggregate net amortization of the acquired lease intangibles, excluding two assets classified as held for sale, as of September 30, 2018, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2018	$(573)	$9,712
2019	(2,417)	35,517
2020	(2,554)	32,791
2021	(2,517)	30,513
2022	(2,055)	26,677
Thereafter	(13,559)	160,536
Total	$(23,675)	$295,746

As of September 30, 2018, the weighted average amortization period for asset lease intangibles and liability lease intangibles is 20 and 21 years, respectively.

Note 5. Other Assets

Other assets consisted of the following, excluding assets classified as held for sale if applicable, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Straight line rent receivable, net	$56,702	$47,599
Interest rate swap	21,200	14,693
Note receivable	20,628	—
Prepaid expenses	17,060	18,103
Lease inducements, net	12,774	14,232
Escrows	9,552	1,996
Leasing commissions, net	5,826	4,128
Earnest deposits	—	2,780
Other	4,825	2,771
Total	$148,567	$106,302

Note 6. Debt

The following is a summary of debt as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
Fixed interest mortgage notes	$120,931	(1)	$158,171	(2)
Variable interest mortgage notes	13,908	(3)	28,509	(4)
Total mortgage debt	134,839		186,680
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.10% at September 30, 2018 and LIBOR plus 1.20% at December 30, 2017, due September 2022	179,000		80,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000		400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000		350,000
$250 million unsecured term borrowing bearing fixed interest of 2.32% at September 30, 2018 and 2.87% at December 31, 2017, due June 2023	250,000	(5)	250,000	(6)
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		75,000
Total principal	1,538,839		1,491,680
Unamortized deferred financing costs	(10,407)		(7,808)
Unamortized discount	(6,233)		(6,663)
Unamortized fair value adjustment	213		259
Total debt	$1,522,412		$1,477,468

(1)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.37%, and due in 2019, 2020, 2021, 2022, and 2024 collateralized by six properties with a net book value of $210.9 million.

(2)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.45%, and due in 2018, 2019, 2020, 2021, 2022, and 2024 collateralized by nine properties with a net book value of $267.7 million.

(3)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to Wall Street Journal Prime plus 1.75%, with a weighted average interest rate of 5.75% and due in 2018 and 2022 collateralized by two properties with a net book value of $31.8 million.

(4)
Variable interest mortgage notes, bearing variable interest of LIBOR plus 2.25% to 3.25%, with a weighted average interest rate of 4.50% and due 2018 collateralized by three properties with a net book value of $39.2 million.

(5)
The Trust’s borrowings under the term loan feature of the Credit Agreement bear interest at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.25%. The Trust has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

(6)
The Trust’s borrowings under the term loan feature of the Credit Agreement bear interest at a rate which is determined by the Trust’s credit rating, equal to LIBOR + 1.80%. The Trust has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

On August 7, 2018, the Operating Partnership, as borrower, and the Trust executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) extending the maturity date of the revolving credit facility under the Credit Agreement and reducing the interest rate margin applicable to borrowings. The Credit Agreement includes unsecured revolving credit facility of $850 million and contains a 7-year term loan feature of $250 million, bringing total borrowing capacity to $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion. The revolving credit facility under the Credit Agreement has a maturity date of September 18, 2022, extended from September 18, 2020 per the amendment, and includes a one-year extension option.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2018, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 1.10%, a reduction from LIBOR + 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Pursuant to the credit agreement, borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.25%, a reduction from LIBOR + 1.80%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for a current all-in fixed rate of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Base Rate Loans, Adjusted LIBOR Rate Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the Trust’s investment grade rating as follows:

Credit Rating	Margin for Revolving Loans: Adjusted LIBOR Rate Loans and Letter of Credit Fee	Margin for Revolving Loans: Base Rate Loans	Margin for Term Loans: Adjusted LIBOR Rate Loans and Letter of Credit Fee	Margin for Term Loans: Base Rate Loans
At Least A- or A3	LIBOR + 0.775%	—%	LIBOR + 0.85%	—%
At Least BBB+ or Baa1	LIBOR + 0.825%	—%	LIBOR + 0.90%	—%
At Least BBB or Baa2	LIBOR + 0.90%	—%	LIBOR + 1.00%	—%
At Least BBB- or Baa3	LIBOR + 1.10%	0.10%	LIBOR + 1.25%	0.25%
Below BBB- or Baa3	LIBOR + 1.45%	0.45%	LIBOR + 1.65%	0.65%

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2018, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of September 30, 2018, the Company had $179.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $17.0 million with no outstanding balance as of September 30, 2018. As defined by the Credit Agreement, $654.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

Certain properties have mortgage debt that contains financial covenants. As of September 30, 2018, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of September 30, 2018, are as follows (in thousands):

2018 (1)	$7,267
2019	44,355
2020	25,721
2021	8,592
2022	204,178
Thereafter	1,248,726
Total Payments	$1,538,839
(1) As of September 30, 2018, a $6.8 million mortgage was in the process of being refinanced. The refinance agreement is expected to be completed by the end of the year and will mature in 2028.

As of September 30, 2018, the Company had total consolidated indebtedness of approximately $1.5 billion. The weighted average interest rate on consolidated indebtedness was 3.81% (based on the 30-day LIBOR rate as of September 30, 2018, of 2.18%).

For the three month periods ended September 30, 2018 and 2017, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $16.5 million and $11.4 million, respectively. For the nine month periods ended September 30, 2018 and 2017, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $50.1 million and $31.6 million, respectively.

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

When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the consolidated statements of equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2018, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Hedge ineffectiveness was insignificant for the three and nine months ended September 30, 2018 and the three months ended September 30, 2017. For the nine months ended September 30, 2017 the Company recognized a $0.2 million loss as a result of hedge ineffectiveness. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.32%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at September 30, 2018 (included in Other assets)		$21,200
Asset balance at December 31, 2017 (included in Other assets)		$14,693

(1)
1.07% effective swap rate plus 1.25% spread per Credit Agreement. As of December 31, 2017, the effective fixed interest rate was 2.87% with a 1.07% effective swap rate plus 1.80% spread per the previous Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Real estate taxes payable	$22,476	$16,103
Prepaid rent	10,830	10,496
Accrued interest	5,894	11,107
Accrued expenses	5,605	8,751
Embedded derivative	3,575	—
Security deposits	3,408	2,882
Tenant improvement allowance	2,995	3,065
Accrued incentive compensation	2,973	1,625
Contingent consideration	753	1,454
Other	2,837	922
Total	$61,346	$56,405

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the nine month period ended September 30, 2018, the Trust granted a total of 206,446 restricted common shares with a total value of $3.1 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2018 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	173,276	$19.36
Granted	206,446	14.87
Vested	(142,243)	19.65
Non-vested at September 30, 2018	237,479	$15.28

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ended September 30, 2018 and 2017, the Company recognized non-cash share compensation of $0.8 million. For the nine month periods ended September 30, 2018 and 2017, the Company recognized non-cash share compensation of $2.3 million. Unrecognized compensation expense at September 30, 2018 was $1.8 million.

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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2018:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	354,123		$26.30	51,220	$19.04
Granted	254,282		16.58	50,745	14.78
Vested	(75,250)	(1)	21.16	(34,807)	18.67
Non-vested at September 30, 2018	533,155		$22.66	67,158	$16.01

(1)
Restricted units vested by Company executives in 2018 resulted in the issuance of 126,108 common shares, less 56,502 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending September 30, 2018 and 2017, the Trust recognized non-cash share restricted unit compensation expense of $1.2 million and $1.0 million, respectively. For the nine month periods ending September 30, 2018 and 2017, the Trust recognized non-cash share restricted unit compensation expense of $4.3 million and $2.7 million, respectively. Unrecognized compensation expense at September 30, 2018 was $6.4 million.

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

The Company’s derivative instruments as of September 30, 2018 consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of September 30, 2018.

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

As of September 30, 2018, the Company classified one portfolio, comprised of two properties, as held for sale. Upon classification as held for sale, the Company records the portfolio at the lower of its carrying amount or fair value, less costs to sell. Fair value is generally based on discounted cash flow analyses, which involved management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. As of September 30, 2018, fair value exceeds carrying value of our assets classified as held for sale and therefore, are recorded at respective carrying value.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$47,911	$46,218	$76,195	$75,288
Notes receivable	$20,628	$20,628	$—	$—
Derivative assets	$21,200	$21,200	$14,693	$14,693
Liabilities:
Credit facility	$(429,000)	$(429,000)	$(330,000)	$(330,000)
Notes payable	$(975,000)	$(909,510)	$(975,000)	$(970,975)
Mortgage debt	$(135,052)	$(133,963)	$(186,939)	$(185,743)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2018 through 2039. As of September 30, 2018, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and two assets classified as held for sale, were as follows (in thousands):

2018	$70,531
2019	282,261
2020	278,483
2021	273,233
2022	262,669
Thereafter	1,310,257
Total	$2,477,434

Note 12. Rent Expense

The Company leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which 76 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company leases five individual office spaces.

The Company’s leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 87 years remaining, excluding extension options.

As of September 30, 2018, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases, exclusive of the two assets classified as held for sale, were as follows (in thousands):

2018	$794
2019	3,058
2020	3,013
2021	3,037
2022	3,030
Thereafter	146,119
Total	$159,051

Rent expense for the parking, air, and ground leases of $0.6 million for the three months ended both September 30, 2018 and 2017 and $1.8 million for the nine months ended both September 30, 2018 and 2017 are reported in operating expenses in the consolidated statements of income. Rent expense for office leases was insignificant for the three months ended ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017. Rent expense is reported within general and administrative expenses in the consolidated statements of income.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended September 30, 2018 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of September 30, 2018, excluding assets classified as held for sale (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - Nebraska	$16,336	5.8%
CHI - KentuckyOne Health	13,574	4.8%
Northside Hospital	9,860	3.5%
Baylor Scott and White Health	7,583	2.7%
Ascension - St. Vincent's - Indianapolis	7,271	2.6%
Remaining portfolio	226,666	80.6%
Total	$281,290	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 19.4% of its total annualized base rent for the period ending September 30, 2018. Total annualized base rent from CHI affiliated tenants totals 19.5%, including the affiliates disclosed above. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website (www.catholichealthinitiatvies.org/). Information included on the CHI website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of September 30, 2018, excluding two assets classified as held for sale (in thousands):

State	Total ABR	Percent of ABR
Texas	$42,458	15.1%
Georgia	24,372	8.7%
Indiana	19,749	7.0%
Nebraska	17,734	6.3%
Minnesota	16,858	6.0%
Other	160,119	56.9%
Total	$281,290	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

For the three and nine months ended September 30, 2018, total restricted share units of 600,313 were excluded from the computation of diluted earnings per share and diluted earnings per unit as their impact would have been anti-dilutive.

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for earnings per share - basic:
Net income	$23,771	$12,539	$47,165	$29,586
Net income attributable to noncontrolling interests:
Operating Partnership	(656)	(362)	(1,300)	(823)
Partially owned properties	(119)	(53)	(374)	(379)
Preferred distributions	(284)	(106)	(1,055)	(505)
Numerator for earnings per share - basic	$22,712	$12,018	$44,436	$27,879
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$22,712	$12,018	$44,436	$27,879
Operating Partnership net income	656	362	1,300	823
Numerator for earnings per share - diluted	$23,368	$12,380	$45,736	$28,702
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	182,076,513	177,847,424	181,963,693	157,542,167
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,291,025	5,379,981	5,378,760	4,663,157
Restricted common shares	105,692	70,740	80,272	85,689
Restricted share units	—	—	199,384	189,905
Denominator for earnings per share - diluted:	187,473,230	183,298,145	187,622,109	162,480,918
Earnings per share - basic	$0.12	$0.07	$0.24	$0.18
Earnings per share - diluted	$0.12	$0.07	$0.24	$0.18

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for earnings per unit - basic and diluted:
Net income	$23,771	$12,539	$47,165	$29,586
Net income attributable to noncontrolling interests - partially owned properties	(119)	(53)	(374)	(379)
Preferred distributions	(284)	(106)	(1,055)	(505)
Numerator for earnings per unit - basic and diluted	$23,368	$12,380	$45,736	$28,702
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	187,367,538	183,227,405	187,342,453	162,205,324
Effect of dilutive securities:
Restricted common shares	105,692	70,740	80,272	85,689
Restricted share units	—	—	199,384	189,905
Denominator for earnings per unit - diluted	187,473,230	183,298,145	187,622,109	162,480,918
Earnings per unit - basic	$0.12	$0.07	$0.24	$0.18
Earnings per unit - diluted	$0.12	$0.07	$0.24	$0.18

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item A (Business), and Part I, Item 1A (Risk Factors) of our 2017 Annual Report, and Part II, Item IA (Risk Factors) of our 2018 Quarterly Reports.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.3 billion as of December 31, 2017. Our portfolio of gross real estate investments remains approximately $4.3 billion as of September 30, 2018. During the remainder of 2018, we look for a continuation of this strategy and execution with the potential for more dispositions, selective investment, and a focus on operating performance. We intend to continue to be selective in deploying capital in the market. While we expect to continue to grow our real estate investments in the years to come through property acquisitions and investments, we expect our annual growth rate to decelerate in the future.

As of September 30, 2018, our portfolio consisted of 250 healthcare properties (which excludes one portfolio comprised of two assets, representing approximately 118,007 leasable square feet in one state, classified as held for sale) located in 30 states with approximately 13,502,912 net leasable square feet, which were approximately 96.0% leased with a weighted average remaining lease term of approximately 8.0 years. As of September 30, 2018, approximately 89.0% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically located and affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 92.7% of the annualized base rent payments from our properties as of September 30, 2018, less assets held for sale, are from triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5.8% of the annualized base rent payments from our properties as of September 30, 2018, less assets held for sale, are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2018, leases representing 0.5%, 2.8%, and 3.6% of leasable square feet in our portfolio will expire in 2018, 2019, and 2020, respectively.

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

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. Since December 2015, the U.S. Federal Reserve has raised its benchmark interest rate by a quarter of a percentage point eight times to a range of 2.00% to 2.25%, and is projected to raise its benchmark interest rate one more time in 2018 and three more times in 2019. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of September 30, 2018, owned approximately 97.2% of the OP Units. As of October 26, 2018, there were 182,321,984 common shares outstanding.

Key Transactions in Third Quarter 2018

Investment Activity

During the three months ended September 30, 2018, we completed the acquisition of three operating healthcare properties with approximately 218,026 net leasable square feet for an aggregate purchase price of approximately $101.0 million. These acquisitions are detailed in Note 3 (Acquisitions and Dispositions) to our consolidated financial statements included in Part I, Item 1 of this report.

Disposition Activity

During the three months ended September 30, 2018, the Trust sold one portfolio consisting of 17 medical office buildings, representing an aggregate 462,714 square feet in 7 states, for approximately $127.2 million and recognized a net gain on the sale of approximately $14.2 million. We believe disposing of this portfolio improves the Trust’s portfolio quality by selling assets in smaller or underperforming markets, increasing our average building size, and increasing the average credit behind our rental revenue. The proceeds provide the Trust with capital which may be redeployed into higher quality assets, used to repay borrowings under our unsecured credit facility, and/or for general corporate and working capital purposes.

Assets Slated for Disposition

We consider 6 properties in three states, representing an aggregate of approximately 320,270 square feet of gross leasable area, to be slated for disposition as of September 30, 2018. These assets consist of one portfolio, comprised of two assets affiliated with Foundation Healthcare, Inc. (OTC: FDNH) (“Foundation Healthcare”), representing approximately 118,007 leasable square feet in one state classified as held for sale, three assets affiliated with Foundation Healthcare, and one additional property which we believe no longer meets our core business strategy from a size, age, geography, or line of business perspective.

Recent Developments

Quarterly Distribution

On September 19, 2018, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended September 30, 2018. The distribution was paid on October 18, 2018 to common shareholders and OP Unit holders of record as of the close of business on October 3, 2018.

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

During the first quarter of 2018, the Company adopted ASU 2017-01 which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The Company determined that all 2018 acquisitions of real estate, or in-substance real estate, have not met the revised definition of a business. As such, acquisition pursuit costs are capitalized in accordance with the new guidance and there is no acquisition expense for three and nine months ended September 30, 2018.

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

Results of Operations

Three Months Ended September 30, 2018 compared to the three months ended September 30, 2017.

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	2018	2017	Change	%
Revenues:
Rental revenues	$76,461	$69,408	$7,053	10.2%
Expense recoveries	23,629	21,102	2,527	12.0%
Interest income on real estate loans and other	4,938	2,489	2,449	98.4%
Total revenues	105,028	92,999	12,029	12.9%
Expenses:
Interest expense	16,326	11,998	4,328	36.1%
General and administrative	6,593	5,860	733	12.5%
Operating expenses	29,870	27,471	2,399	8.7%
Depreciation and amortization	42,723	32,975	9,748	29.6%
Acquisition expenses	—	2,184	(2,184)	(100.0)%
Total expenses	95,512	80,488	15,024	18.7%
Income before equity in income of unconsolidated entities and gain on sale of investment properties:	9,516	12,511	(2,995)	(23.9)%
Equity in income of unconsolidated entities	28	28	—	—%
Gain on sale of investment properties	14,227	—	14,227	NM
Net income	$23,771	$12,539	$11,232	89.6%
NM = Not Meaningful

Revenues

Total revenues increased $12.0 million, or 12.9%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $7.1 million, or 10.2%, from $69.4 million for the three months ended September 30, 2017 to $76.5 million for the three months ended September 30, 2018. The increase in rental revenues primarily resulted from our 2018 and 2017 acquisitions in the last twelve months which resulted in additional rental revenue of $3.2 million and $7.8 million, respectively. This was offset by a $3.7 million decrease in rental revenue associated with our sold properties during the last twelve months.

Expense recoveries. Expense recoveries increased $2.5 million, or 12.0%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase in expense recoveries primarily resulted from our 2018 and 2017 acquisitions in the last twelve months which resulted in additional expense recoveries of $0.8 million and $2.3 million, respectively. This was offset by a $0.9 million decrease in expense recoveries from our sold properties during the last twelve months.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $2.4 million, or 98.4%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This is the result of a $2.2 million lease termination settlement, and an increase in interest income on the Company’s outstanding real estate loans receivable of $0.3 million.

Expenses

Total expenses increased by $15.0 million, or 18.7%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended September 30, 2018 was $16.3 million compared to $12.0 million for the three months ended September 30, 2017, representing an increase of $4.3 million, or 36.1%. The increase in interest expense is primarily attributable to the issuance of our public senior notes in December 2017 for an increase of $3.5 million and an increase of $0.9 million is attributed to additional interest expense from higher outstanding borrowings under our credit facility during the three months ended September 30, 2018.

 General and administrative. General and administrative expenses increased $0.7 million or 12.5%, from $5.9 million during the three months ended September 30, 2017 to $6.6 million during the three months ended September 30, 2018. The increase is mainly attributable to an increase in salaries and benefits of $1.1 million, including the increase attributed to non-cash share compensation of $0.7 million. This was partially offset by a decrease in professional fees of $0.2 million and a decrease in travel expenses of $0.1 million.

Operating expenses. Operating expenses increased $2.4 million or 8.7%, from $27.5 million during the three months ended September 30, 2017 to $29.9 million during the three months ended September 30, 2018. The increase is primarily due to our property acquisitions in the last twelve months which resulted in additional operating expenses of $0.8 million and $3.1 million, respectively, which was offset by a decrease in operating expenses of $1.6 million associated with our sold properties.

Depreciation and amortization. Depreciation and amortization increased $9.7 million, or 29.6%, from $33.0 million during the three months ended September 30, 2017 to $42.7 million during the three months ended September 30, 2018. The increase is due to a $6.6 million in-place lease intangible amortization from the termination of a lease located in Kennewick, Washington (the “Kennewick MOB”). Further increases were the result of our 2018 and 2017 property acquisitions which experienced additional depreciation and amortization of $1.7 million and $4.7 million, respectively. These increases were partially offset by a reduction in depreciation and amortization of $3.3 million associated with our sold properties during the last twelve months.

Acquisition expenses. During the first quarter of 2018, the Company adopted ASU 2017-01 which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The Company determined that all 2018 acquisitions of real estate have not met the revised definition of a business. As such, acquisition pursuit costs are capitalized in accordance with the new guidance and there is no acquisition expense for the three months ended September 30, 2018.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is not significant.

Gain on sale of investment properties. During the three months ended September 30, 2018, we sold 17 properties with 462,714 net leasable square feet located in 7 states for approximately $127.2 million realizing a gain of $14.2 million. We did not dispose of any properties during the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017	Change	%
Revenues:
Rental revenues	$235,740	$186,515	$49,225	26.4%
Expense recoveries	72,225	53,564	18,661	34.8%
Interest income on real estate loans and other	9,275	6,185	3,090	50.0%
Total revenues	317,240	246,264	70,976	28.8%
Expenses:
Interest expense	49,974	33,285	16,689	50.1%
General and administrative	22,156	16,845	5,311	31.5%
Operating expenses	90,670	70,079	20,591	29.4%
Depreciation and amortization	119,024	89,031	29,993	33.7%
Acquisition expenses	—	12,831	(12,831)	(100.0)%
Total expenses	281,824	222,071	59,753	26.9%
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	35,416	24,193	11,223	46.4%
Equity in income of unconsolidated entities	85	85	—	—%
Gain on sale of investment properties, net	11,664	5,308	6,356	119.7%
Net income	$47,165	$29,586	$17,579	59.4%

Revenues

Total revenues increased $71.0 million, or 28.8%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $49.2 million, or 26.4%, from $186.5 million for the nine months ended September 30, 2017 to $235.7 million for the nine months ended September 30, 2018. The increase in rental revenues primarily resulted from our 2018 and 2017 acquisitions which resulted in additional revenue of $7.4 million and $44.1 million, respectively. This was offset by a decrease in rental revenue of $4.9 million associated with our sold properties during 2018 and 2017.

Expense recoveries. Expense recoveries increased $18.7 million, or 34.8%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in expense recoveries primarily resulted from our 2018 and 2017 acquisitions in the last twelve months which resulted in additional expense recoveries of $1.9 million and $15.7 million, respectively. The remainder of the increase resulted from additional expense recoveries from our existing properties.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $3.1 million, or 50.0%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase is attributable to a lease termination settlement of $2.2 million, interest income from note receivables of $0.7 million, and income from tenant improvements build outs in excess of allowances given for $0.6 million. This was offset by a decrease in interest income on real estate loans and deposit accounts of $0.5 million.

Expenses

Total expenses increased by $59.8 million, or 26.9%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. An analysis of selected expenses follows.

Interest expense. Interest expense for the nine months ended September 30, 2018 was $50.0 million compared to $33.3 million for the nine months ended September 30, 2017, representing an increase of $16.7 million, or 50.1%. The increase in interest expense is primarily attributable to the issuance of our public senior notes in March 2017 and December 2017 for an increase of $3.3 million and $10.6 million, respectively. An additional interest expense increase of $2.6 million is attributed to higher outstanding borrowings under our credit facility for the nine months ended September 30, 2018.

General and administrative. General and administrative expenses increased $5.3 million or 31.5%, from $16.8 million during the nine months ended September 30, 2017 to $22.2 million during the nine months ended September 30, 2018. The increase is mainly attributable to increased salaries and benefits of $5.0 million, including an increase in non-cash share compensation of $3.0 million, and an increase of $0.9 million from office expenses. These increases were partially offset with a decrease in professional fees of $0.6 million.

Operating expenses. Operating expenses increased $20.6 million or 29.4%, from $70.1 million during the nine months ended September 30, 2017 to $90.7 million during the nine months ended September 30, 2018. The increase is primarily due to our 2018 and 2017 property acquisitions which resulted in additional operating expenses of $2.0 million and $18.3 million, respectively. The remainder of the increase came from additional operating expenses from our existing properties, offset by $1.2 million associated with our sold properties during 2018 and 2017.

Depreciation and amortization. Depreciation and amortization increased $30.0 million, or 33.7%, from $89.0 million during the nine months ended September 30, 2017 to $119.0 million during the nine months ended September 30, 2018. The increase is due to our 2018 and 2017 property acquisitions which resulted in additional depreciation and amortization of $4.0 million and $25.6 million, respectively. There was also an increase of $6.6 million in-place lease intangible amortization from the termination of a lease located in Kennewick, Washington (the “Kennewick MOB”), partially offset by a reduction in depreciation and amortization of $3.8 million associated with our sold properties, along with a reduction from our existing properties.

Acquisition expenses. During the first quarter of 2018, the Company adopted ASU 2017-01 which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The Company determined that all 2018 acquisitions of real estate have not met the revised definition of a business. As such, acquisition pursuit costs are capitalized in accordance with the new guidance and there is no acquisition expense for the nine months ended September 30, 2018.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is not significant.

Gain on sale of investment properties, net. During the nine months ended September 30, 2018 we sold 34 properties with 1,052,681 net leasable square feet located in 9 states for approximately $220.4 million, realizing a net gain of $11.7 million. During the nine months ended September 30, 2017, we sold 4 properties with 80,292 net leasable square feet located in Georgia for approximately $18.2 million, realizing a gain of $5.3 million.

Cash Flows

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

	2018	2017
Cash provided by operating activities	$145,464	$128,242
Cash used in investing activities	(60,620)	(962,816)
Cash (used in) provided by financing activities	(83,108)	824,007
Increase (decrease) in cash and cash equivalents	$1,736	$(10,567)

Cash flows from operating activities. Cash flows provided by operating activities was $145.5 million during the nine months ended September 30, 2018 compared to $128.2 million during the nine months ended September 30, 2017, representing an increase of $17.2 million. This change is attributable to the increased operating cash flows resulting from our 2018 and 2017 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $60.6 million during the nine months ended September 30, 2018 compared to cash flows used in investing activities of $962.8 million during the nine months ended September 30, 2017, representing a change of $902.2 million. The decrease in cash flows used in investing activities was primarily attributable to the $673.4 million decrease in cash spent on acquisitions over the prior period, and the increase of $199.1 million in proceeds from sales of investment properties.

Cash flows from financing activities. Cash flows used in financing activities was $83.1 million during the nine months ended September 30, 2018 compared to cash flows provided by financing activities of $824.0 million during the nine months ended September 30, 2017, representing a change of $907.1 million. The 2018 activity was primarily attributable to net proceeds from the credit facility of $99.0 million. These were offset by $51.8 million of payments on mortgage debt and $126.1 million of dividends paid.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$23,771	$12,539	$47,165	$29,586
Earnings per share - diluted	$0.12	$0.07	$0.24	$0.18

Net income	$23,771	$12,539	$47,165	$29,586
Net income attributable to noncontrolling interests - partially owned properties	(119)	(53)	(374)	(379)
Preferred distributions	(284)	(106)	(1,055)	(505)
Depreciation and amortization expense	42,670	32,921	118,887	88,930
Depreciation and amortization expense - partially owned properties	(86)	(129)	(263)	(410)
Gain on sale of investment properties, net	(14,227)	—	(11,664)	(5,308)
FFO applicable to common shares and OP Units (1)	$51,725	$45,172	$152,696	$111,914
FFO per common share and OP Unit	$0.28	$0.25	$0.81	$0.69
Net change in fair value of derivative	(9)	(9)	(17)	160
Acquisition expenses	—	2,184	—	12,831
Net change in fair value of contingent consideration	—	74	(50)	4
Normalized FFO applicable to common shares and OP Units (1)	$51,716	$47,421	$152,629	$124,909
Normalized FFO per common share and OP Unit	$0.28	$0.26	$0.81	$0.77

Weighted average number of common shares and OP Units outstanding	187,473,230	183,298,145	187,622,109	162,480,918

(1)
FFO and Normalized FFO for the three and nine month periods ended September 30, 2018 include a lease termination fee generated in the ordinary course of business. Net impact of the lease termination upon each metric was $1.8 million, respectively.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$23,771	$12,539	$47,165	$29,586
Normalized FFO applicable to common shares and OP Units (1)	$51,716	$47,421	$152,629	$124,909

Normalized FFO applicable to common shares and OP Units (1)	$51,716	$47,421	$152,629	$124,909
Non-cash share compensation expense	2,056	1,327	6,675	3,717
Straight-line rent adjustments	(4,670)	(4,563)	(17,270)	(11,168)
Amortization of acquired above/below-market leases/assumed debt	667	870	2,477	2,652
Amortization of lease inducements	305	344	994	965
Amortization of deferred financing costs	593	560	1,808	1,688
TI/LC and recurring capital expenditures	(4,955)	(3,383)	(15,326)	(11,461)
Seller master lease and rent abatement payments	—	235	229	733
Normalized FAD applicable to common shares and OP Units (1)	$45,712	$42,811	$132,216	$112,035

(1)
Normalized FFO and Normalized FAD for the three and nine month periods ended September 30, 2018 include a lease termination fee generated in the ordinary course of business. Net impact of the lease termination upon each metric was $1.8 million and $2.2 million, respectively.

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI and Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$23,771	$12,539	$47,165	$29,586
General and administrative	6,593	5,860	22,156	16,845
Acquisition expenses	—	2,184	—	12,831
Depreciation and amortization	42,723	32,975	119,024	89,031
Interest expense	16,326	11,998	49,974	33,285
Net change in the fair value of derivative	(9)	(9)	(17)	160
Gain on sale of investment properties, net	(14,227)	—	(11,664)	(5,308)
NOI (1)	$75,177	$65,547	$226,638	$176,430

NOI (1)	$75,177	$65,547	$226,638	$176,430
Straight-line rent adjustments	(4,670)	(4,563)	(17,270)	(11,168)
Amortization of acquired above/below-market leases/assumed debt	667	870	2,477	2,652
Amortization of lease inducements	305	344	994	965
Seller master lease and rent abatement payments	—	235	229	733
Change in fair value of contingent consideration	—	74	(50)	4
Cash NOI (1)	$71,479	$62,507	$213,018	$169,616

(1)
NOI and Cash NOI for the three and nine month periods ended September 30, 2018 include a lease termination fee generated in the ordinary course of business. Net impact of the lease termination upon each metric was $1.8 million and $2.2 million, respectively.

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$23,771	$12,539	$47,165	$29,586
Depreciation and amortization	42,723	32,975	119,024	89,031
Interest expense	16,326	11,998	49,974	33,285
Gain on sale of investment properties, net	(14,227)	—	(11,664)	(5,308)
EBITDAre (1)	$68,593	$57,512	$204,499	$146,594
Acquisition expenses	—	2,184	—	12,831
Non-cash share compensation expense	2,056	1,327	6,675	3,717
Non-cash changes in fair value	(9)	65	(67)	164
Adjusted EBITDAre (1)	$70,640	$61,088	$211,107	$163,306

(1)
EBITDAre and Adjusted EBITDAre for the three and nine month periods ended September 30, 2018 include a lease termination fee generated in the ordinary course of business. Net impact of the lease termination upon each metric was $1.8 million, respectively.

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

As of September 30, 2018, we had a total of $4.5 million of cash and cash equivalents and $654.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next twelve months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

While we intend to sell the 6 properties slated for disposition as of September 30, 2018 for other business reasons, we currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to refinance at maturity the mortgage notes payable that have balloon payments at maturity.

We currently are in compliance with all debt covenants on our outstanding indebtedness.

Credit Facility

On August 7, 2018, the Operating Partnership, as borrower, and the Trust executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) extending the maturity date of the revolving credit facility under the Credit Agreement and reducing the interest rate margin applicable to borrowings. The Credit Agreement includes unsecured revolving credit facility of $850 million and contains a 7-year term loan feature of $250 million, bringing total borrowing capacity to $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion. The revolving credit facility under the Credit Agreement has a maturity date of September 18, 2022, extended from September 18, 2020 per the amendment, and includes a one-year extension option.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2018, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR plus 1.10%, a reduction from LIBOR plus 1.20%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Pursuant to the credit agreement, borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.25%, a reduction from LIBOR + 1.80%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for a current all-in fixed rate of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Base Rate Loans, Adjusted LIBOR Rate Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the Trust’s investment grade rating as follows:

Credit Rating	Margin for Revolving Loans: Adjusted LIBOR Rate Loans and Letter of Credit Fee	Margin for Revolving Loans: Base Rate Loans	Margin for Term Loans: Adjusted LIBOR Rate Loans and Letter of Credit Fee	Margin for Term Loans: Base Rate Loans
At Least A- or A3	LIBOR + 0.775%	—%	LIBOR + 0.85%	—%
At Least BBB+ or Baa1	LIBOR + 0.825%	—%	LIBOR + 0.90%	—%
At Least BBB or Baa2	LIBOR + 0.90%	—%	LIBOR + 1.00%	—%
At Least BBB- or Baa3	LIBOR + 1.10%	0.10%	LIBOR + 1.25%	0.25%
Below BBB- or Baa3	LIBOR + 1.45%	0.45%	LIBOR + 1.65%	0.65%

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2018, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

  As of September 30, 2018, the Company had $179.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $17.0 million with no outstanding balance as of September 30, 2018. As defined by the Credit Agreement, $654.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

As of September 30, 2018, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, as follows: (i) $15.0 million aggregate principal amount of 4.03% Senior Notes, Series A, due January 7, 2023, (ii) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (iii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iv) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, (v) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (vi) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, (vii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027, (viii) $400.0 million aggregate principal amount of 4.30% Senior Notes, due March 15, 2027, and (ix) $350.0 million aggregate principle amount of 3.95% Senior Notes, due January 15, 2028.

The note agreements covering the notes (other than the 2027 and 2028 Senior Notes) contain covenants that are substantially similar to those contained in the Credit Agreement, including financial covenants that require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as other affirmative and negative covenants that may limit, among other things, our ability to incur additional debt, make distributions or investments, incur liens and sell, transfer or dispose of assets. The note agreements also include customary representations and warranties and customary events of default substantially similar to those contained in the Credit Agreement.

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

During the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Trust’s issuance and sale of common shares pursuant to the ATM Program are as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2018	311,786	$17.85	$5,509
Quarterly period ended June 30, 2018	—	—	—
Quarterly period ended September 30, 2018	114,203	17.15	1.947
Year to date	425,989	$17.66	$7,456

As of October 26, 2018, the Trust has $164.9 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of October 26, 2018, the Company has issued 72,933 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we have no off-balance sheet debt.

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

Fixed Interest Rate Debt

As of September 30, 2018, our consolidated fixed interest rate debt totaled $1.10 billion, which represented 71.2% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, and with an an all-in fixed rate as of September 30, 2018 of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 87.5% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of September 30, 2018, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.04 billion and $1.10 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of September 30, 2018, our consolidated variable interest rate debt totaled $442.9 million, which represented 28.8% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 12.5% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $192.9 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of September 30, 2018 would change by approximately $1.9 million annually.

Derivative Instruments

As of September 30, 2018, we had five outstanding interest rate swaps designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) to our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of September 30, 2018, we had total consolidated indebtedness of approximately $1.54 billion. The weighted average interest rate on our consolidated indebtedness was 3.81% (based on the 30-day LIBOR rate as of September 30, 2018, of 2.18%). As of September 30, 2018, we had approximately $192.9 million, or approximately 12.5%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of September 30, 2018.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of September 30, 2018, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2017 Annual Report and in Part II, Item 1A (Risk Factors) of our 2018 Quarterly Reports. There have been no material changes from the risk factors previously disclosed in our 2017 Annual Report and our 2018 Quarterly Reports.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended September 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	25,171	(1)	$15.48	N/A	N/A
August 1, 2018 - August 31, 2018	229	(2)	16.54	N/A	N/A
September 1, 2018 - September 30, 2018	—		—	N/A	N/A
Total	25,400		$15.49	—	—

(1)
Represents OP Units redeemed by holders in exchange for common shares of the Company and common shares repurchased by the Company to satisfy employee withholding tax obligations related to stock-based compensation.

(2)	Pursuant to a general authorization, whereby the Trust is authorized to repurchase common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.		Description
10.1	(1)
Second Amended and Restated Credit Agreement, dated August 7, 2018, among Physicians Realty L.P., as Borrower, Physicians Realty Trust, as Guarantor, the Lenders Party thereto, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets, Inc., BMO Capital Markets and Citizens Bank, N.A., as Lead Arrangers and Co-Bookrunners, and BMO Capital Markets and Citizens, N.A., as Co-Syndication Agents.

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
* Filed herewith

(1) Incorporated by reference to Physicians Realty Trust’s and Physicians Realty L.P.’s Combined Current Report on Form 8-K filed with the SEC on August 7, 2018.

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

PHYSICIANS REALTY TRUST

Date: November 5, 2018	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2018	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: November 5, 2018	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2018	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)