Form 10-K
period 2018-12-31
Physicians Realty Trust; Physicians Realty L.P.
filed 2019-02-28
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20541

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Physicians Realty Trust        Yes ☒ No ☐            Physicians Realty L.P.        Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Physicians Realty Trust        Yes ☐ No ☒            Physicians Realty L.P.        Yes ☐ No ☒

The aggregate market value of Physicians Realty Trust’s common shares held by non-affiliates as of June 30, 2018 was approximately $2,886,115,067 based upon the closing price reported for such date on the New York Stock Exchange. There is no established trading market for units of Physicians Realty L.P.

As of February 22, 2019, there were 182,417,778 shares of Physicians Realty Trust’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on April 30, 2019, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2018.

EXPLANATORY NOTE

This Annual Report on Form 10-K combines the Annual Reports on Form 10-K for the year ended December 31, 2018 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of February 22, 2019, 104,172 Series A Preferred Units were outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of December 31, 2018, the Trust held a 97.2% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

Noncontrolling interests in the Operating Partnership, and shareholders’ equity of the Trust and partners’ capital of the Operating Partnership are the primary areas of difference between the consolidated financial statements of the Trust and those of the Operating Partnership. OP Units not owned by the Trust are accounted for as limited partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interests in the Trust’s consolidated financial statements. The differences between the Trust’s shareholders’ equity and the Operating Partnership’s partners’ capital are due to the differences in the equity issued by the Trust and the Operating Partnership, respectively.

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

To help investors understand the significant differences between the Trust and the Operating Partnership, this report presents the following separate sections for each of the Trust and the Operating Partnership:

•	the market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities in Item 5 of this report;

•	selected financial data in Item 6 of this report;

•	the consolidated financial statements in Item 8 and Item 15 of this report;

•	certain accompanying notes to the consolidated financial statements, including Note 14 (Earnings Per Share and Earnings Per Unit) and Note 16 (Quarterly Data);

•	controls and procedures in Item 9A of this report; and

•	the certifications of the Chief Executive Officer and the Chief Financial Officer included as Exhibits 31 and 32 to this report.

PHYSICIANS REALTY TRUST AND PHYSICIANS REALTY L.P.

Annual Report on Form 10-K for the Year Ended December 31, 2018

Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “expect,” “outlook,” “continue,” “project,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimate,” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, expectations, or intentions.

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness, or our ability to pay down or refinance our indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•	our ability to make distributions on our common shares;

•	general volatility of the market price of our common shares;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•	our geographic concentration in Texas causes us to be particularly exposed to downturns in the Texas economy or other changes in Texas market conditions;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire, and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates, taxation of REITs, and similar matters;

•	defaults under or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	competition for investment opportunities;

•
any adverse effects to the business, financial position or results of operations of Catholic Health Initiatives (“CHI”), or one or more of the CHI-affiliated tenants, that impact the ability of CHI-affiliated tenants to pay us rent;

•	the impact of our investments in joint ventures we may make in the future;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in healthcare laws or government reimbursement rates;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•	Other factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A. “Risk Factors” of this report.

PART I

ITEM 1. BUSINESS

Overview

Physicians Realty Trust, a Maryland real estate investment trust, and Physicians Realty L.P., a Delaware limited partnership, were organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals and healthcare delivery systems. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. We completed our initial public offering (“IPO”) in July 2013. The Trust’s common shares are listed on the New York Stock Exchange (“NYSE”) and it is included in the MSCI US REIT Index.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $4.4 billion as of December 31, 2018. As of December 31, 2018, our portfolio consisted of 252 healthcare properties located in 30 states with approximately 13,624,598 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 7.9 years. As of December 31, 2018, approximately 90% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from healthcare providers under our leases. Approximately 93.0% of the annualized base rent payments from our properties as of December 31, 2018 are from absolute and triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides relatively predictable cash flow. We seek to structure our leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2018, leases representing a percentage of our portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.9%
2019	2.7%
2020	3.6%
2021	4.4%
2022	4.9%
2023	4.7%
2024	5.9%
2025	7.1%
2026	27.5%
2027	9.2%
2028	10.1%
Thereafter	19.0%
Total	100.0%

(1)	“MTM” means month-to-month. This line also includes 5 leases which expired on December 31, 2018, representing 0.2% of portfolio leasable square feet.

We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically affiliated with a hospital or other healthcare system. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare-related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals, and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, and other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

The Trust is a Maryland real estate investment trust and has elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an umbrella partnership REIT structure in which our properties are owned by the Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of the Operating Partnership and, as of February 22, 2019, owned approximately 97.2% of the OP Units.

Our Objectives and Growth Strategy

Overview

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares. Our primary strategies to achieve our business objective are to leverage our physician and hospital relationships nationwide to invest in off-market assets that maximize risk-adjusted returns to our shareholders, to invest in, own, and manage a diversified portfolio of high quality healthcare properties, and to understand our tenants’ real estate strategies, which we believe will drive high retention, high occupancy and reliable, increasing rental revenue and cash flow.

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with premier healthcare real estate developers. Generally, we expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on the following types of healthcare properties:

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

We may invest opportunistically in life science facilities, assisted living facilities, independent senior living facilities, senior housing properties, and skilled nursing facilities. Consistent with the Trust’s qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

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

In addition, our management team has maintained a conservative balance sheet while investing over $4.4 billion as of December 31, 2018 in real estate assets since our IPO in July 2013. For short-term purposes, we may borrow on our primary unsecured credit facility. From time to time, we replace these borrowings with long-term capital such as senior unsecured notes and equity, or alternative securities (i.e. debt convertible to equity). We selectively utilize capital market transactions in furtherance of our investment strategy, including, amending our Credit Agreement (as hereinafter defined) to extend the maturity date of the revolving credit facility and to reduce the interest rate margin applicable to borrowings, and the raising of an additional $9.9 million of equity through sales under our ATM Program (as hereinafter defined).

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

In addition, we seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets, and consider the potential for long-term relationships and repeat business when assessing acquisition potential.

We actively manage our balance sheet to maintain our investment grade credit rating, to maintain an appropriate level of leverage and to preserve financing flexibility for funding of future acquisitions. In particular, we:

•	Continue to maintain a high level of liquidity, including borrowing availability under our unsecured revolving credit facility.

•	Maintain access to multiple sources of capital, including private debt issuances, public bond offerings, public equity offerings, and unsecured bank loans.

•	Periodically review our portfolio to consider potential dispositions of relatively lower quality properties to reinvest the proceeds into high quality properties.

•	Closely monitor our existing debt maturities and average interest rates.

2018 Highlights and Other Recent Developments

Investment Activity

•
For the full year 2018, we completed acquisitions of 4 operating healthcare properties and 1 land parcel. These properties are located in 5 states for an aggregate purchase price of approximately $252.8 million. In addition, we funded $18.2 million of other investments, including the issuance of loans and buyouts of noncontrolling interests, resulting in total investments of $271.0 million. We also acquired 2 properties and an adjacent land parcel through the conversion and satisfaction of a previously outstanding construction loan, valued at an aggregate $18.8 million. Additionally, we acquired 2 parcels of land, which we had previously ground leased, as the result of a lease restructuring arrangement and equity recapitalization.

•	During 2018, we sold 34 medical office buildings located in 9 states for approximately $220.4 million and recognized a net gain of approximately $11.7 million.

•
On January 18, 2019, the Company made a construction loan to finance the construction of a 27,000 square foot cancer center in Denton, Texas up to $15.5 million. The loan bears interest at a rate of 5.50% on the outstanding principal balance during construction and 6.25% following substantial completion. The loan is secured by a first deed of trust on the real estate and a completion guaranty, and includes a purchase option that is exercisable upon the first anniversary of substantial completion. The 100% pre-leased development is located across the street from the 208-bed Texas Health Presbyterian Hospital Denton campus, and is expected to include expanded radiation oncology services, CT, PET-CT, and a state of the art infusion center with direct access to a healing garden. As of February 22, 2019, $5.0 million has been funded under the construction loan facility.

•
On February 13, 2019, the Company funded a $15.0 million term loan that is secured by a first mortgage on real estate being developed in Columbus, Ohio and by a full recourse guaranty. The loan bears interest at a rate of 8.5% during its one-year term.

Assets Slated for Disposition

•
We consider 6 properties in three states, representing an aggregate of approximately 320,270 square feet of gross leasable area, to be slated for disposition as of December 31, 2018. These assets consist of five assets formerly affiliated with Foundation Healthcare, Inc. (formerly OTC: FDNH) (“Foundation Healthcare”) and one additional property which we believe no longer meets our core business strategy from a geography and line of business perspective.

Capital Markets and Dividends

•
In August 2016, we entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which we may issue and sell, from time to time, our common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “ATM Program”). During the fiscal year-ended December 31, 2018, we issued and sold pursuant to the ATM Program 570,551 common shares at a weighted average price of $17.50 per share, resulting in net proceeds to us of approximately $9.9 million.

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
Source: Centers for Medicare & Medicaid Services, Office of the Actuary

Aging Population

The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to the U.S. Census Bureau, the U.S. population over 65 years of age is projected to more than double from 49.2 million to nearly 94.7 million and the 85 and older population is expected to more than triple, from 6.4 million to 19.0 million, between 2016 and 2060. Also according to the U.S. Census Bureau, the number of older Americans is growing as a percentage of the total U.S. population with the number of persons older than 65 estimated to comprise 15.2% of the total U.S. population in 2016 and projected to grow to 23.5% by 2060.

We believe that healthcare expenditures for the population over 65 years of age will continue to rise as a disproportionate share of healthcare dollars is spent on older Americans. To illustrate, in 2012 the elderly (65+ years old) represented only 14% of the population while accounting for 34% of all healthcare-related spending. We believe the older population group increasingly will require treatment and management of chronic and acute health ailments and that this increased demand for healthcare services will create a substantial need for additional medical office buildings and other facilities that serve the healthcare industry in many regions of the United States. Additionally, we believe there will likely be a focus on lowering the cost of outpatient care to support the aging U.S. population, which will continue to support medical office and outpatient facility property demand in the long term. For example, beginning in 2019, CMS expanded the list of procedures that can be performed and reimbursed in outpatient surgery centers to include 12 cardiac catherization diagnostic procedures and 5 ancillary procedures. We believe these trends will result in a substantial increase in the number of properties meeting our investment criteria.

We believe advances in medical technology will continue to enable healthcare providers to identify and treat once fatal illnesses and improve the survival rate of critically ill and injured patients who will require continuing medical care. Along with these technical innovations, the U.S. population is growing older and living longer.

Source: U.S. Census Bureau

Affordable Care Act

The Affordable Care Act (as hereinafter defined) constituted a significant overhaul of many aspects of healthcare regulations and health insurance, and created the framework for healthcare services over the near term. It required every American to have health insurance or be subjected to a tax. Those who cannot afford health insurance are offered insurance subsidies or Medicaid coverage. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. However, the Affordable Care Act will remain in place pending an appeal.

The U.S. Census Bureau estimated that approximately 50 million Americans did not have healthcare insurance in 2009, before the Affordable Care Act was enacted. The HHS reported that approximately 28.1 million Americans did not have health insurance in 2016. The Affordable Care Act and subsequent legislation, executive orders and events, as well as their potential impact on our business, are discussed more fully under Item 1, “Business,” under the caption “Certain Government Regulations.”

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

Impact of BBA on Outpatient Care

Section 603 Assets: Section 603 of the Bipartisan Budget Act of 2015 (the “2015 BBA”) generally prohibits hospital outpatient departments (“HOPDs”) from charging preferential hospital outpatient department rates for Medicare patients treated in “off-campus” locations on or after January 1, 2017, potentially impacting their profitability. These preferential Medicare rates are only permitted if the hospital provides HOPD services in a building within 250 yards of the hospital’s main inpatient location. A hospital HOPD can be grandfathered by the 2015 BBA even if the location is outside the 250 yard distance.  Under the statutory authority,  an off-campus HOPD facility in existence as of November 2, 2015 can be “grandfathered” and can continue to be paid at the preferential HOPD rates, if, among other things, the hospital was billing HOPD services in that location on a HOPD basis as of November 2, 2015 and continues to provide those services in that location. On November 21, 2018, the Secretary issued a final rule, effective January 1, 2019, that eliminates the higher, Outpatient Prospective Payment System reimbursement rate for evaluation and management services provided by Grandfathered HOPD locations.  The Secretary, instead, will only reimburse for evaluation and management services at the lower, Medicare Physician Fee Schedule rate that new non-grandfathered off-campus HOPD locations receive. See Centers for Medicare & Medicaid Services, Medicare Program: Changes to Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems and Quality Reporting Programs, Department of Health and Human Services, 83 Fed. Reg. 58,818 (November 21, 2018) (“Final Rule”).  The American Hospital Association (the “AHA”) and a number of hospitals have sued the Secretary in federal court to enforce the plain meaning of Section 603 of the BBA and restore the right to Grandfathered HOPD reimbursement rates. “Grandfathered” hospitals providing HOPD services in our portfolio are referred to as 603 assets in our SEC reports and other public disclosures.

We own a number of assets that will continue to be reimbursed at hospital inpatient rates, which we refer to as “603 assets” after the applicable section of the BBA. Rent derived from these 603 assets accounts for approximately 18% of our total portfolio annualized base rent as of December 31, 2018. Depending upon the implementation of the regulations, the BBA may enhance the value of these 603 assets because existing HOPDs may lose their higher reimbursements rates should they choose to change locations.

Portfolio Summary

Please see “Item 2. Properties” for a table that summarizes our portfolio as of December 31, 2018.

Geographic Concentration

As of December 31, 2018, approximately 15.4% of our total annualized base rent was derived from properties located in Texas.

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

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $54.9 million, or 19.2%, of the annualized base rent from our properties as of December 31, 2018. No one tenant represents more than 5.7% of our total annualized base rent; however, 19.2% of our total annualized base rent as of December 31, 2018 is from tenants affiliated with CHI. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our business, financial position, or results of operation could be materially adversely affected if CHI were to experience a material adverse effect on its business, financial position, or results of operations.

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

Employees

At December 31, 2018, we had 70 full-time employees, none of whom are subject to a collective bargaining agreement. We believe that relations with our employees are positive.

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

Certain Government Regulations

Overview

Our tenants and operators are typically subject to extensive and complex federal, state, and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure, protection of patient health information, and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management, and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, enforcement of these laws, loss of licensure, or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.”

In 2017, Congress came within a single vote of repealing of the Affordable Care Act and substantially reducing funding to the Medicaid program. New legislation may be introduced in the future, proposing changes, if not full repeal of the Affordable Care Act. Beyond this, significant changes to commercial health insurance and government-sponsored insurance (i.e., Medicare and Medicaid) remain possible. Commercial and government payors are likely to continue imposing larger discounts and tighter cost controls upon operators, through reductions in reimbursement rates and changes in payment methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on certain of our operators’ liquidity, financial condition, and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
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

In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, reduces the Affordable Care Act’s individual mandate penalty to zero beginning in 2019. The elimination of the penalties does not remove the requirement to obtain healthcare coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. The Affordable Care Act will remain in place pending an appeal of the court’s decision to the United States Court of Appeals for the Fifth Circuit.

It is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.

We cannot predict the effect of the Executive Order, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or the Texas court’s decision or any appeal thereof, other state-based litigation, or whether Congress’ attempt to repeal or repeal and replace the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, and potential exclusion from Medicare, Medicaid, or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operators include, among other sources, governmental healthcare programs, such as the federal Medicare program and state and Medicaid program, and non-governmental payors, such as insurance payors, managed care organizations (MCOs), health maintenance organizations (HMOs), and Accountable Care Organizations (ACOs). As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

We cannot predict whether future Congressional proposals will seek to reduce physician reimbursements. Efforts by other payors to reduce healthcare costs are likely to continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement process or as a result of post-payment audits. For example, payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, because additional documentation is necessary or because certain services were not covered or were not medically necessary. The Healthcare Reform Laws and regulatory changes could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government sponsored payment programs. The financial impact on our tenants’ failure to comply with such laws and regulations could restrict their ability to make rent payments to us.

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

Risks Related To Our Business

Our real estate investments are concentrated in healthcare properties, and any downturn in the healthcare industry could materially affect our business.

We acquire, own, manage, operate, and selectively develop properties for lease primarily to physicians, hospitals, and healthcare delivery systems. We are subject to risks inherent in concentrating investments in real estate, and further from the concentration of our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare-related facility specifically, could adversely affect our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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

As of December 31, 2018, approximately 1.9 million square feet of our gross leasable area and $44.1 million of our total annualized base rent was derived from properties located in Texas (13.8% of our gross leasable area and 15.4% of our total annualized base rent). As a result of these geographic concentrations, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

We may in the future make investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We may in the future make co-investments with third parties through partnerships, joint ventures, or other entities, acquiring noncontrolling interests in or sharing responsibility for the management of the affairs of a property, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:

•	our joint venture partners may make decisions with which we disagree or that are not in our best interest;

•	we may be prevented from taking actions that are opposed by our joint venture partners;

•	our ability to transfer our interest in a joint venture to a third party may be restricted;

•
our joint venture partners might become bankrupt or fail to fund their share of required capital contributions which may delay construction or development of a healthcare related facility or increase our financial commitment to the joint venture;

•
our joint venture partners may have economic or business interests or goals with respect to the healthcare related facility or the joint venture that conflict with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management or disposition of the healthcare related facility or the joint venture may compete with us for property acquisitions;

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

Joint venture investments involve risks that may not be present with other methods of ownership. In addition to those risks identified above, our partners may be in a position to take action or withhold consent contrary to our instructions or requests. In the future, in certain instances, we or our partners may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partners’ interest may be limited if we do not have sufficient cash, available borrowing capacity, or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

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

The success of our business depends, to a large extent, on our current and future relationships with hospital and healthcare delivery system clients. We invest a significant amount of time to develop, maintain, and be responsive to these relationships, and our relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management, and projects, with both new and existing clients. If our relationships with hospital or health system clients deteriorate, if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, or if a hospital on or near whose campus one of our properties is located fails or becomes unable to meet its financial obligations, the business of our tenants could be adversely affected or our ability to secure new acquisition and development opportunities or other advisory, property management, and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.

Any failure, inability, or unwillingness by our tenants to pay rent or other amounts under leases could materially adversely affect our financial results; we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

Our portfolio of healthcare properties is leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers. We cannot provide assurance that our tenants will have sufficient assets, income, and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by our tenants to do so could adversely affect our financial results. We have had tenants pay us rent late or fail to pay rent, which has adversely affected our financial results.

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2018, leases representing 2.7% and 3.6% of leased square feet at our properties will expire in 2019 and 2020, respectively, and leases representing 0.2% of leased square feet had expired as of December 31, 2018. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs, and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership, or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties, or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

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

As of December 31, 2018, after giving effect to the merger of CHI and Dignity Health on February 1, 2019, tenants affiliated with the surviving corporation, CommonSpirit Health (“CommonSpirit”), represented approximately 20.8% of our total annualized base rent. Although CommonSpirit is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to a master lease agreement we have with the CommonSpirit tenants.

Given this control, if CommonSpirit’s business, financial position or results of operations suffer or are adversely affected, it could adversely affect its ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CommonSpirit-affiliated tenants’ ability to pay rent to us. Additionally, if CommonSpirit’s business, financial position or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from the CHI-affiliated tenants and could cause our stock price to decline. Moreover, there can be no assurance that CommonSpirit’s subsidiaries and affiliates will have sufficient assets, income, and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of any of these subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position, or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CommonSpirit’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance, and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position, and results of operations. For these reasons, if CommonSpirit were to experience a material adverse effect on its business, financial position, or results of operations, our business, financial position, or results of operations could also be materially adversely affected.

CommonSpirit, which resulted from the merger of Dignity Health and CHI, may have different plans or objectives than CHI with respect to the services its physicians provide or the locations in which those services are provided. If CommonSpirit were to cause its subsidiaries or affiliates to terminate any of their leases, vacate the leased premises, or consolidate, downsize or relocate their operations from any of our premises, or if the subsidiaries and affiliates do not comply with the healthcare regulations to which the leased properties and operations are subject, we may be required to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by CommonSpirit’s subsidiaries and affiliates. In such event, we may be unable to locate suitable replacement lessees willing to pay similar rental rates or at all, which would have the effect of reducing our rental revenues and could materially adversely affect our business, financial position, or results of operations.

We may not be successful in identifying and completing off-market acquisitions and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition, and results of operations.

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

76 of our properties, representing approximately 40.4% of our total leasable square feet and 38.4% of our annualized revenue based on rental payments for the month ended December 31, 2018, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-lease our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-leasing could impede our growth. We may not be able to re-lease space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-lease our initial properties, if the rates upon such re-leasing are significantly lower than expected, or if we are required to undertake significant capital expenditures in connection with re-leasing, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage, and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to riots, acts of war, or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a healthcare-related facility. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry, which would expose us to an increased risk of loss. As a result, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.4 billion as of December 31, 2018. This long-term growth rate has contributed significantly to our growth in revenue. While we expect to continue to grow through property acquisitions and investments as our asset base continues to increase, we expect our historic growth rate to continue to decelerate in the future as a result of various factors, including the size of our portfolio, changes in the economic and other conditions in geographic markets in which we conduct business, changes in the real estate market, changes in healthcare regulations, and the competitiveness of the real estate market. Additionally, our significant growth has resulted in increased levels of responsibility for our management, who may experience additional demands related to managing our current properties portfolio.

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

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. Since December 2015, the U.S. Federal Reserve has raised its benchmark interest rate by a quarter of a percentage point nine times to a range of 2.25% to 2.50% and may raise its benchmark interest rate in the future. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

Additionally, as of December 31, 2018, we had approximately $221.8 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2018 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

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

In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. On December 22, 2017, the Tax Act was signed into law. The Tax Act, amongst other things, repeals the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the penalties does not remove the requirement to obtain healthcare coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. The Affordable Care Act will remain in place pending an appeal of the court’s decision to the United States Court of Appeals for the Fifth Circuit.

It is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.

We cannot predict the effect of the Executive Order, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or the Texas court’s decision or any appeal thereof, other state-based litigation, or whether Congress’ attempt to repeal or repeal and replace the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows, or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

Recent changes to healthcare laws and regulations, including to government reimbursement programs such as Medicare and reimbursement rates applicable to our current and future tenants, could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to meet obligations to us.
Statutory and regulatory policy changes and decisions may impact one or more specific providers that lease space in any of our facilities. In particular, the following recent changes to healthcare laws and regulations may apply to our tenants:

•
The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) reforms Medicare payment policy for services paid under the Medicare physician fee schedule and adopts a series of policy changes affecting a wide range of providers and suppliers. MACRA repeals the sustainable growth rate formula effective January 1, 2015, and establishes a new payment framework which may impact payment rates for our tenants, including long-term care hospitals (“LTCH”).

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

•
The 2015 BBA provides changes to the requirements for providers who seek HOPD reimbursement under Medicare. The 2015 BBA generally requires providers who seek to qualify for HOPD to be located on the campus of the hospital that seeks such HOPD, which generally is higher than reimbursement for providers that do not qualify as HOPD providers. The 2015 BBA specifically grandfathers HOPD providers in existence as of November 2, 2015 and does not change such HOPD providers’ eligibility for HOPD reimbursement.

We have a number of existing tenants that may be reimbursed as HOPD providers and but for the grandfathering protection of the 2015 BBA, may not be eligible for HOPD reimbursement in the future. Any provider who establishes a new HOPD location after November 2, 2015 will be subject to the 2015 BBA requirements and if any such provider does not satisfy the new requirements, then such provider will be reimbursed for claims billed on or after January 1, 2017 at generally lower reimbursement levels. Failure to comply with the 2015 BBA requirements could adversely affect the ability of certain of our tenants to make rent payments to us, which may have an adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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

•
The Bipartisan Budget Act of 2018 (Pub. L. 115-123) makes numerous changes to Medicare payment to physicians under the Medicare Part B program. These changes include, for example, the removal of certain restrictions on payment for telehealth services associated with clinical assessments for end-stage renal dialysis patients and acute stroke patients. This legislation also repealed the payment caps for certain physical therapy and speech language therapy services, while reducing payment for these services if provided by therapy assistants. The Bipartisan Budget Act of 2018 amended policies related to the Merit-based Incentive Payment System (MIPS) which, as part of the CMS Quality Payment Program, is intended to tie payments to quality and cost-efficient care, drive improvement in care processes and health outcomes, increase the use of healthcare information, and reduce the cost of care.

•
Every year, the Centers for Medicare and Medicaid Services (CMS) adjusts payment levels and policies for physician services through rulemaking, in compliance with statutory requirements, and other budget decisions by the Executive Branch. In November 2018, CMS issued a final rule for the Medicare physician fee schedule effective for 2019. Among other things, the final rule increases payment levels during 2019 for many physician services, although payment for some procedures may be reduced based on recalculations of the practice expense component of the physician relative value units. Medicare payment for certain drugs may be reduced from 6% to 3% of the wholesale acquisition cost, if an average sales price is not available.

•
On November 21, 2018, the Secretary issued a final rule, effective January 1, 2019, that eliminates the higher, Outpatient Prospective Payment System reimbursement rate for evaluation and management services provided by Grandfathered HOPD locations.  The Secretary, instead, will only reimburse for evaluation and management services at the lower, Medicare Physician Fee Schedule rate that new non-grandfathered off-campus HOPD locations receive. See Centers for Medicare & Medicaid Services, Medicare Program: Changes to Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems and Quality Reporting Programs, Department of Health and Human Services, 83 Fed. Reg. 58,818 (November 21, 2018).  The AHA and a number of hospitals have sued the Secretary in federal court to enforce the plain meaning of Section 603 of the BBA and restore the right to Grandfathered HOPD reimbursement rates.

These reimbursement and regulatory changes may have an adverse financial impact on the net operating revenues and profitability of many LTCHs for cost reporting periods beginning on or after July 1, 2016, which could have an impact on their ability to pay rent due to us. Similarly, these payment changes for physicians under Medicare Part B may have an adverse financial impact on the revenues and profitability of many physician practices in future years, which could adversely affect their ability to pay rent.
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
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our shareholders.
The healthcare industry is currently experiencing, among other things:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement methods and policies;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures, and managed service organizations; and

•	increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their leases.

Sources of revenue for our tenants typically include the U.S. federal Medicare program, state Medicaid programs, private insurance payors, MCOs, HMOs, and ACOs. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers.

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

Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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

The Health Insurance Portability and Accountability Act, commonly referred to as HIPAA, was established in 1996 to set national standards for the confidentiality, security, and transmission of personal health information (PHI). Healthcare providers are required, under HIPAA and its implementing regulations, to protect and keep confidential any PHI. HIPAA also sets limits and conditions on use and disclosure of PHI without patient authorization. The law gives patients specific rights to their health information, including rights to obtain a copy of or request corrections to their medical records. The physician or the medical practice can be liable if there are improper disclosures of PHI, including from employee mishandling of PHI, medical records security breaches, lost or stolen electronic devices, hacking, social media breaches or failure to get patient authorizations. Violations could result in multi-million dollar penalties. Actual or potential violations of HIPAA could subject our tenants to government investigations, litigation or other enforcement actions which could adversely affect our tenants’ ability to pay rent and could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares.

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

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance, and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded. We have had tenant defaults that have caused us to record impairment charges in the past, and it is possible we may have tenant defaults in the future, which could lead to impairment charges.

Our investments in, or originations of, mezzanine and term loans will be subject to specific risks relating to the particular company, and our loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

As of December 31, 2018, we have 10 mezzanine loans and one term loan outstanding, and in the future, we may originate further loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business, and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in a subordinated position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

As of December 31, 2018, we had approximately $108.7 million of mortgage debt on individual properties and approximately $465.0 million of borrowings outstanding under our unsecured credit facility. In addition, in January 2016, August 2016, March 2017, and December 2017 we issued and sold $150.0 million, $75.0 million, $400.0 million, and $350.0 million, respectively, aggregate principal amount of senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

In addition, in July 2017, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established after 2021. We are unable to predict the effect of any changes, any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms, or replacements relating to LIBOR could have a material adverse impact on the market for, or value of, any of our LIBOR-linked loans, derivatives, and other indebtedness or on our financial condition or results of operations.

As of December 31, 2018, we had approximately $465.0 million of borrowings outstanding under our unsecured credit facility (including the term loan feature of our unsecured credit facility), during 2016 and 2017, we issued an aggregate of $975.0 million of debt, and in January 2018 we issued 104,172 Series A Preferred Units of the Operating Partnership (“Series A Preferred Units”), all of which is senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share market price of our common shares.

As of December 31, 2018, there were approximately $465.0 million of borrowings outstanding under our unsecured credit facility (including the term loan feature of our unsecured credit facility), and during 2016 and 2017, we issued $975.0 million of aggregate principal amount of senior notes. In January 2018, we issued 104,172 Series A Preferred Units. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing the Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares would have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share market price of our common shares and dilute their interest in us.

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

As of December 31, 2018, our indebtedness represented approximately 37.4% of our total assets. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of February 22, 2019, the Trust owned approximately 97.2% of the OP Units and apart from this ownership interest, the Trust does not have any independent operations. As a result, the Trust relies upon distributions from the Operating Partnership to pay any distributions that the Trust might declare on the Trust’s common shares. We also rely upon distributions from the Operating Partnership to the Trust to meet our obligations, including tax liability on taxable income allocated to the Trust from the Operating Partnership (which might make distributions to the Trust not equal to the tax on such allocated taxable income). Shareholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of bankruptcy, liquidation or reorganization of the Trust, claims of the Trust’s shareholders will be satisfied only after all of the Trust’s and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

In order for us to qualify as a REIT, no more than 50% of the value of the Trust’s outstanding shares of beneficial interest may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year. Subject to certain exceptions, the Trust’s declaration of trust prohibits any shareholder from owning beneficially or constructively more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest, although the Trust has granted, and may in the future grant, a waiver from the ownership limitations. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of any class or series of our shares of beneficial interest and to be subject to the Trust’s declaration of trust’s ownership limit. The Trust’s declaration of trust also prohibits, among other prohibitions, any person from owning our shares of beneficial interest that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our beneficial interest in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit and other restrictions on ownership and transfer of our shares contained in the Trust’s declaration of trust may inhibit market activity in our shares of beneficial interest and restrict our business combination opportunities.

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

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our shareholders. If we fail to qualify as a REIT in any taxable year, we would face serious tax consequences that will substantially reduce the funds available for distribution to our shareholders because:

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (“TRS”), and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. Further, debt instruments that do not otherwise qualify as real estate assets issued to us by publicly offered REITs will be treated as qualified real estate assets for purposes of the asset test, but no more than 25% of the value of our total assets may be represented by such debt instruments. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Any ownership of a TRS will be subject to limitations and our transactions with a TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in any TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s-length to avoid incurring a 100% excise tax on such transactions. There can be no assurance, however, that we will be able to comply with the 20% limitation or avoid application of the 100% excise tax.

If leases of our properties are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to the Operating Partnership by third party lessees and any TRS lessee pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders who are taxed at individual rates is 23.8%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2018:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	10	488,709	3.6%	$10,096	3.5%
Arizona	13	733,791	5.4%	15,931	5.6%
Arkansas	8	283,440	2.1%	4,515	1.6%
Colorado	5	129,620	1.0%	2,815	1.0%
Connecticut	1	72,022	0.5%	1,734	0.6%
Florida	20	361,468	2.7%	9,078	3.2%
Georgia	7	1,042,328	7.7%	24,716	8.6%
Illinois	3	139,450	1.0%	2,795	1.0%
Indiana	21	998,831	7.3%	19,824	6.9%
Kentucky	12	976,620	7.2%	16,552	5.8%
Louisiana	3	150,777	1.1%	5,856	2.0%
Maine	1	44,677	0.3%	894	0.3%
Maryland	3	166,594	1.2%	3,876	1.4%
Michigan	6	250,456	1.8%	6,202	2.2%
Minnesota	19	810,301	5.9%	17,154	6.0%
Mississippi	2	97,294	0.7%	2,429	0.8%
Missouri	2	69,184	0.5%	1,857	0.6%
Montana	3	185,085	1.4%	5,357	1.9%
Nebraska	13	979,303	7.2%	17,739	6.2%
New Mexico	2	53,029	0.4%	1,404	0.5%
New York	13	613,520	4.5%	14,393	5.0%
North Dakota	8	434,215	3.2%	7,795	2.7%
Ohio	12	650,319	4.8%	13,451	4.7%
Oklahoma	1	52,000	0.4%	504	0.2%
Pennsylvania	11	403,811	3.0%	5,512	1.9%
Tennessee	8	689,498	5.1%	12,451	4.4%
Texas	28	1,880,974	13.8%	44,064	15.4%
Virginia	1	72,255	0.5%	1,787	0.6%
Washington	10	589,141	4.3%	10,286	3.6%
Wisconsin (3)	6	205,886	1.4%	4,947	1.8%
Total	252	13,624,598	100.0%	$286,014	100.0%

(1)	“GLA” means gross leasable area.

(2)	Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2018, by (b) 12.

(3)	Excludes leases related to the Company’s 108,843 square foot corporate office building.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our properties owned as of December 31, 2018, for the periods indicated:

Expiration (1)	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (2)
2019	103	345,677	2.5%	7,752	2.7%	$22.43
2020	111	466,063	3.4%	9,963	3.5%	21.38
2021	148	575,475	4.2%	12,240	4.3%	21.27
2022	100	633,649	4.7%	16,070	5.6%	25.36
2023	110	606,918	4.5%	13,627	4.8%	22.45
2024	65	767,566	5.6%	15,859	5.5%	20.66
2025	134	926,790	6.8%	22,114	7.7%	23.86
2026	121	3,580,117	26.3%	72,165	25.2%	20.16
2027	69	1,192,916	8.8%	25,143	8.8%	21.08
2028	70	1,316,431	9.7%	30,826	10.8%	23.42
Thereafter	73	2,507,308	18.3%	57,642	20.2%	22.99
Month to month (3)	49	117,602	0.9%	2,613	0.9%	22.22
Vacant	—	588,086	4.3%	—	—	—
Total / Weighted average	1,153	13,624,598	100.0%	$286,014	100.0%	$21.94

(1)	Excludes leases related to the Company’s 108,843 square foot corporate office building.

(2)	Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2018 by (b) square footage under executed leases as of December 31, 2018.

(3)	Includes 5 leases which expired on December 31, 2018, representing 0.2% of portfolio leasable square feet.

Tenants

As of December 31, 2018, our properties were approximately 96% leased. No single tenant accounted for more than 5.7% of our total annualized base rent or 5.5% of total base revenue as of December 31, 2018; however, 19.2% of our total annualized base rent as of December 31, 2018 were from tenants affiliated with CHI.

The following table sets forth certain information about the 10 largest tenants in our portfolio based on total annualized base rent as of December 31, 2018:

Tenant	# of Properties	Leased GLA	% GLA	Annualized Base Rent (thousands)	% of Portfolio Annualized Rent
CHI - Nebraska	13	895,138	6.6%	$16,336	5.7%
CHI - KentuckyOne Health	11	752,480	5.5%	13,577	4.8%
Northside Hospital	5	475,571	3.5%	10,086	3.5%
Baylor Scott and White Health	2	268,639	2.0%	7,583	2.7%
Ascension - St. Vincent's - Indianapolis	4	357,110	2.6%	7,291	2.5%
US Oncology	5	254,939	1.9%	6,810	2.4%
CHI - St. Alexius (ND)	7	362,284	2.7%	6,391	2.2%
HonorHealth	6	243,482	1.8%	5,953	2.1%
CHI - Franciscan (WA)	8	332,089	2.4%	5,780	2.0%
Great Falls Clinic	3	185,085	1.3%	5,357	1.9%
Total	64	4,126,817	30.3%	$85,164	29.8%

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

Ground Leases

We lease the land upon which 76 of our properties are built, representing approximately 40.4% of our total leasable square feet and 38.4% of our annualized base revenue as of December 31, 2018. The ground leases subject these properties to certain restrictions. These restrictions may limit our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land. Restrictions may also include rights of first offer and refusal with respect to sales of the properties and may limit the types of medical procedures that may be performed at the facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Physicians Realty Trust

The Trust’s common shares are traded on the NYSE under the symbol “DOC.” As of February 22, 2019, the Trust had 322 registered shareholders of record of the Trust’s common shares.

It has been the Trust’s policy to declare quarterly dividends to its shareholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Trustees.

Physicians Realty L.P.

There is no established public market for the Operating Partnership’s OP Units or Series A Preferred Units. As of February 22, 2019, there were no holders of record and 187,719,170 OP Units outstanding, 182,645,051 of which were held by the Trust. As of February 22, 2019, there were an additional 104,172 Series A Preferred Units outstanding.

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

The graph below compares the cumulative total return of our common shares, the Standard & Poor’s 500, and the MSCI US REIT Index (RMS), from December 31, 2013 through December 31, 2018. The comparison assumes $100 was invested on December 31, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we joined the MSCI US REIT Index in November 2014 and therefore we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Physicians Realty Trust	$100.00	$139.18	$149.29	$176.09	$175.26	$165.28
Standard & Poor’s 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
MSCI US REIT (RMS)	$100.00	$130.38	$133.67	$145.16	$152.52	$145.55

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended December 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	72,029	(1)	$16.64	N/A	N/A
November 1, 2018 - November 30, 2018	—		—	N/A	N/A
December 1, 2018 - December 31, 2018	—		—	N/A	N/A
Total	72,029		$16.64	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Trust.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the discussion under the caption Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in this report.

Physicians Realty Trust

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data
Revenues:
Rental revenues	$313,006	$259,673	$186,301	$103,974	$46,397
Expense recoveries	97,989	75,425	45,875	21,587	5,871
Interest income on real estate loans and other	11,556	8,486	8,858	3,880	1,066
Total revenues	422,551	343,584	241,034	129,441	53,334
Expenses:
Interest expense	66,183	47,008	23,864	10,636	6,907
General and administrative	28,816	22,957	18,397	14,908	11,440
Operating expenses	122,620	97,035	65,999	31,026	10,154
Depreciation and amortization	158,389	125,159	86,589	45,471	16,731
Acquisition expenses	—	16,744	14,778	14,893	10,897
Impairment loss	—	965	—	—	1,750
Total expenses	376,008	309,868	209,627	116,934	57,879
Income (loss) before equity in income of unconsolidated entities and net gain on sale of investment properties	46,543	33,716	31,407	12,507	(4,545)
Equity in income of unconsolidated entities	114	183	115	104	95
Gain on sale of investment properties, net	11,664	5,874	—	130	32
Net income (loss)	58,321	39,773	31,522	12,741	(4,418)
Net (income) loss attributable to noncontrolling interests:
Operating Partnership	(1,576)	(1,136)	(825)	(576)	695
Partially owned properties (1)	(515)	(491)	(716)	(377)	(314)
Net income (loss) attributable to controlling interest	56,230	38,146	29,981	11,788	(4,037)
Preferred distributions	(1,340)	(731)	(1,857)	(1,189)	—
Net income (loss) attributable to common shareholders	$54,890	$37,415	$28,124	$10,599	$(4,037)
Net income (loss) per share:
Basic	$0.30	$0.23	$0.22	$0.15	$(0.12)
Diluted	$0.30	$0.23	$0.22	$0.15	$(0.12)
Dividends and distributions declared per common share and OP Unit	$0.920	$0.915	$0.900	$0.900	$0.900

Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$3,970,033	$4,045,388	$2,767,624	$1,579,483	$773,650
Cash and cash equivalents	19,161	2,727	15,491	3,143	15,923
Tenant receivables, net	8,881	9,966	9,790	2,977	1,324
Other assets	144,759	106,302	95,187	53,283	15,806
Total assets	$4,142,834	$4,164,383	$2,888,092	$1,638,886	$806,703
Liabilities and Equity:
Credit facility	$457,388	$324,394	$643,742	$389,375	$134,144
Notes payable	966,961	966,603	224,330	—	—
Mortgage debt	108,504	186,471	123,083	94,240	77,091
Accounts payable	3,886	11,023	4,423	644	700
Dividends and distributions payable	43,821	43,804	32,179	20,783	16,548
Accrued expenses and other liabilities	76,282	56,405	42,287	24,473	6,140
Acquired lease intangible, net	13,585	15,702	9,253	5,950	2,871
Total liabilities	1,670,427	1,604,402	1,079,297	535,465	237,494
Redeemable noncontrolling interest – Series A Preferred Units (2018, 2016, and 2015) and partially owned properties	24,747	12,347	26,477	26,960	—
Total shareholders’ equity	2,379,505	2,473,172	1,738,451	1,021,132	534,730
Total noncontrolling interests	68,155	74,462	43,867	55,329	34,479
Total liabilities and equity	$4,142,834	$4,164,383	$2,888,092	$1,638,886	$806,703

(1)
Includes amounts attributable to redeemable noncontrolling interests for the years ended December 31, 2018, 2017, and 2016. No such adjustment was required for the years ended December 31, 2015 and 2014.

Physicians Realty L.P.

	Year Ended December 31,
(in thousands, except per unit data)	2018	2017	2016	2015	2014
Statement of Operations Data
Revenues:
Rental revenues	$313,006	$259,673	$186,301	$103,974	$46,397
Expense recoveries	97,989	75,425	45,875	21,587	5,871
Interest income on real estate loans and other	11,556	8,486	8,858	3,880	1,066
Total revenues	422,551	343,584	241,034	129,441	53,334
Expenses:
Interest expense	66,183	47,008	23,864	10,636	6,907
General and administrative	28,816	22,957	18,397	14,908	11,440
Operating expenses	122,620	97,035	65,999	31,026	10,154
Depreciation and amortization	158,389	125,159	86,589	45,471	16,731
Acquisition expenses	—	16,744	14,778	14,893	10,897
Impairment loss	—	965	—	—	1,750
Total expenses	376,008	309,868	209,627	116,934	57,879
Income (loss) before equity in income of unconsolidated entities and net gain on sale of investment properties	46,543	33,716	31,407	12,507	(4,545)
Equity in income of unconsolidated entities	114	183	115	104	95
Gain on sale of investment properties, net	11,664	5,874	—	130	32
Net income (loss)	58,321	39,773	31,522	12,741	(4,418)
Net (income) loss attributable to noncontrolling interests:
Partially owned properties (1)	(515)	(491)	(716)	(377)	(314)
Net income (loss) attributable to controlling interest	57,806	39,282	30,806	12,364	(4,732)
Preferred distributions	(1,340)	(731)	(1,857)	(1,189)	—
Net income (loss) attributable to common unitholders	$56,466	$38,551	$28,949	$11,175	$(4,732)
Net income (loss) per unit:
Basic	$0.30	$0.23	$0.22	$0.15	$(0.12)
Diluted	$0.30	$0.23	$0.22	$0.15	$(0.12)
Dividends and distributions declared per common unit	$0.920	$0.915	$0.900	$0.900	$0.900

Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$3,970,033	$4,045,388	$2,767,624	$1,579,483	$773,650
Cash and cash equivalents	19,161	2,727	15,491	3,143	15,923
Tenant receivables, net	8,881	9,966	9,790	2,977	1,324
Other assets	144,759	106,302	95,187	53,283	15,806
Total assets	$4,142,834	$4,164,383	$2,888,092	$1,638,886	$806,703
Liabilities and Capital:
Credit facility	$457,388	$324,394	$643,742	$389,375	$134,144
Notes payable	966,961	966,603	224,330	—	—
Mortgage debt	108,504	186,471	123,083	94,240	77,091
Accounts payable	3,886	11,023	4,423	644	700
Dividends and distributions payable	43,821	43,804	32,179	20,783	16,548
Accrued expenses and other liabilities	76,282	56,405	42,287	24,473	6,140
Acquired lease intangible, net	13,585	15,702	9,253	5,950	2,871
Total liabilities	1,670,427	1,604,402	1,079,297	535,465	237,494
Redeemable noncontrolling interest – Series A Preferred Units (2018, 2016, and 2015) and partially owned properties	24,747	12,347	26,477	26,960	—
Total partners’ capital	2,446,982	2,547,016	1,781,593	1,066,583	568,457
Noncontrolling interest - partially owned properties	678	618	725	9,878	752
Total liabilities and capital	$4,142,834	$4,164,383	$2,888,092	$1,638,886	$806,703

(1)
Includes amounts attributable to redeemable noncontrolling interests for the years ended December 31, 2018, 2017, and 2016. No such adjustment was required for the years ended December 31, 2015 and 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included in this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1. “Business” and Part I, Item 1A. “Risk Factors” and elsewhere in this report.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. In particular, we believe the demand for healthcare will continue to increase as a result of the aging population as older persons generally utilize healthcare services at a rate well in excess of younger people. Our management team has significant public healthcare REIT experience and has long-established relationships with physicians, hospitals, and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, as well as other real estate integral to healthcare providers. In recent years, we have seen increased competition for healthcare properties and we expect this trend to continue. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We have grown our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.4 billion as of December 31, 2018. During 2019, we look for a continuation of this strategy and execution with the potential for selective dispositions and investments, and a focus on operating performance. We intend to continue to be diligent in deploying capital in the market.

As of December 31, 2018, our portfolio consisted of 252 healthcare properties located in 30 states with approximately 13,624,598 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 7.9 years. As of December 31, 2018, approximately 90% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically affiliated with a hospital or other healthcare facility.

As of December 31, 2018, leases representing a percentage of our portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.9%
2019	2.7%
2020	3.6%
2021	4.4%
2022	4.9%
2023	4.7%
2024	5.9%
2025	7.1%
2026	27.5%
2027	9.2%
2028	10.1%
Thereafter	19.0%
Total	100.0%

(1)	Includes 5 leases which expired on December 31, 2018, representing 0.2% of portfolio occupied leasable square feet.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of December 31, 2018 are from absolute and triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.

Approximately 6% of the annualized base rent payments from our properties as of December 31, 2018 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with healthcare real estate developers or health system development professionals. Generally, we only expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on the following types of healthcare properties:

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of December 31, 2018, owned approximately 97.2% of the OP Units. As of February 22, 2019, we have 182,417,778 common shares outstanding.

2018 Investment Activity

During 2018, we completed acquisitions of 4 operating healthcare properties and 1 land parcel located in 5 states for an aggregate purchase price of approximately $252.8 million. In addition, we funded $18.2 million of other investments, including the issuance of loans and buyouts of noncontrolling interests, resulting in total investments of $271.0 million. We also acquired 2 properties and an adjacent land parcel through the conversion and satisfaction of a previously outstanding construction loan, valued at an aggregate $18.8 million. Additionally, we acquired 2 parcels of land, which we had previously leased, as the result of a lease restructuring arrangement and equity recapitalization. Acquisitions are detailed in Note 3 to our consolidated financial statements included in Item 8 to this report.

During 2018, we sold 34 medical office buildings located in 9 states for approximately $220.4 million and recognized a net gain of approximately $11.7 million.

Recent Developments

On December 21, 2018, the Trust’s Board of Trustees authorized and we declared a cash distribution of $0.23 per common share and OP Unit for the quarterly period ended December 31, 2018. The distribution was paid on January 18, 2019 to common shareholders and OP Unit holders of record as of the close of business on January 4, 2019.

2019 Investment Activity

On January 18, 2019, the Company made a construction loan to finance the construction of a 27,000 square foot cancer center in Denton, Texas up to $15.5 million. The loan bears interest at a rate of 5.50% on the outstanding principal balance during construction and 6.25% following substantial completion. The loan is secured by a first deed of trust on the real estate and a completion guaranty, and includes a purchase option that is exercisable upon the first anniversary of substantial completion. The 100% pre-leased development is located across the street from the 208-bed Texas Health Presbyterian Hospital Denton campus, and is expected to include expanded radiation oncology services, CT, PET-CT, and a state of the art infusion center with direct access to a healing garden. As of February 22, 2019, $5.0 million has been funded under the construction loan facility.

On February 13, 2019, the Company funded a $15.0 million term loan that is secured by a first mortgage on real estate being developed in Columbus, Ohio and by a full recourse guaranty. The loan bears interest at a rate of 8.5% during its one-year term.

Assets Slated for Disposition

We consider 6 properties in 3 states, representing an aggregate of approximately 320,270 square feet of gross leasable area, to be slated for disposition as of December 31, 2018. These assets consist of 5 assets leased to entities who have succeeded to the interests of certain former Foundation Healthcare and 1 additional property which we believe no longer meet our core business strategy from a geography or line of business perspective. No assurance can be made, however, that any or all of the properties will be sold, that the Company will receive the anticipated consideration for the sale of any or all of the properties, or as to the timing of any such sale or sales.

Results of Operations

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017.

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017	Change	%
Revenues:
Rental revenues	$313,006	$259,673	$53,333	20.5
Expense recoveries	97,989	75,425	22,564	29.9
Interest income on real estate loans and other	11,556	8,486	3,070	36.2
Total revenues	422,551	343,584	78,967	23.0
Expenses:
Interest expense	66,183	47,008	19,175	40.8
General and administrative	28,816	22,957	5,859	25.5
Operating expenses	122,620	97,035	25,585	26.4
Depreciation and amortization	158,389	125,159	33,230	26.6
Acquisition expenses	—	16,744	(16,744)	(100.0)
Impairment loss	—	965	(965)	(100.0)
Total expenses	376,008	309,868	66,140	21.3
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	46,543	33,716	12,827	38.0
Equity in income of unconsolidated entities	114	183	(69)	(37.7)
Gain on sale of investment properties, net	11,664	5,874	5,790	98.6
Net income	$58,321	$39,773	$18,548	46.6

Revenues

Total revenues increased $79.0 million, or 23.0%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $53.3 million, or 20.5%, from $259.7 million for the year ended December 31, 2017 to $313.0 million for the year ended December 31, 2018. The increase in rental revenues primarily resulted from our 2018 and 2017 acquisitions which resulted in additional rental revenue of $11.7 million and $47.7 million, respectively. Revenues for the year ended December 31, 2018 also increased at the medical office building located in Kennewick, Washington (the “Kennewick MOB”) by $2.3 million and at certain of our buildings formerly occupied by Foundation Healthcare by $2.1 million. This was offset by a decrease in rental revenue of $10.3 million associated with our properties sold during 2018 and 2017.

Expense recoveries. Expense recoveries increased $22.6 million, or 29.9%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in expense recoveries primarily resulted from our 2018 and 2017 acquisitions which resulted in additional expense recoveries of $3.0 million and $19.4 million, respectively, and increases on our existing properties of $1.8 million. This was partially offset by a decrease of $1.7 million associated with our properties sold during 2018 and 2017.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $3.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase is attributable to a lease termination settlement of $2.2 million in 2018, and interest income from note receivables of $0.9 million in 2018 when compared to 2017.

Expenses

Total expenses increased by $66.1 million, or 21.3%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. An analysis of selected expenses follows.

Interest expense. Interest expense for the year ended December 31, 2018 was $66.2 million compared to $47.0 million for the year ended December 31, 2017, representing an increase of $19.2 million, or 40.8%. The increase is primarily attributable to the issuance of our public senior notes in March 2017 and December 2017 for an increase of $3.3 million and $12.9 million, respectively. Additionally, higher LIBOR rates increased interest expense on our credit facility by $3.2 million.

General and administrative. General and administrative expenses increased $5.9 million or 25.5%, from $23.0 million during the year ended December 31, 2017 to $28.8 million during the year ended December 31, 2018. The increase is primarily attributable to the adoption of ASU 2017-01, which resulted in the addition of approximately $3.9 million of internal acquisition pursuit costs that would have previously been classified as acquisition expenses. The increase is also attributable to an increase in stock compensation of $1.9 million, office expenditures of $0.4 million, bonus expense of $0.3 million, and other payroll and benefit increases of $0.4 million. These increases were partially offset by a decrease in professional fees of $1.1 million. Of the $5.9 million increase in general and administrative expenses, non-cash share compensation accounted for $3.6 million.

Operating expenses. Operating expenses increased $25.6 million or 26.4%, from $97.0 million during the year ended December 31, 2017 to $122.6 million during the year ended December 31, 2018. The increase is primarily due to our 2018 and 2017 property acquisitions which resulted in additional operating expenses of $3.4 million and $22.4 million, respectively. In addition, there was an increase of $1.9 million from additional operating expenses associated with the remainder of the portfolio, excluding Foundation Healthcare which had additional operating expenses of $1.0 million. This was offset by $3.2 million associated with our properties sold during 2018 and 2017.

Depreciation and amortization. Depreciation and amortization increased $33.2 million, or 26.6%, from $125.2 million during the year ended December 31, 2017 to $158.4 million during the year ended December 31, 2018. Our 2018 and 2017 property acquisitions resulted in additional depreciation and amortization of $5.9 million and $27.5 million, respectively. The termination of a lease located at the Kennewick MOB increased in-place lease intangible amortization by $6.6 million, and was partially offset by a reduction in depreciation and amortization of $6.5 million associated with our properties sold during 2018 and 2017.

Acquisition expenses. During the first quarter of 2018, the Company adopted ASU 2017-01 which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The Company determined that none of our 2018 acquisitions met the revised definition of a business. As such, acquisition pursuit costs are capitalized in accordance with the new guidance and there is no acquisition expense for the year ended December 31, 2018. The Company recorded acquisition expenses totaling $16.7 million during the year ended December 31, 2017.

Impairment loss. The Company did not record an impairment loss for the year ended December 31, 2018. The Company recorded a $1.0 million impairment loss on one medical office building for the year ended December 31, 2017.

Equity in income of unconsolidated entity. The change in equity in income of unconsolidated entity for the year ended December 31, 2017 compared to the year ended December 31, 2018 is not significant.

Gain on sale of properties, net. During the year ended December 31, 2018 we sold 34 properties located in 9 states for approximately $220.4 million, realizing a net gain of $11.7 million. During the year ended December 31, 2017 we sold 5 properties in 2 states for approximately $20.7 million, realizing a net gain of $5.9 million.

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

Rental revenues. Rental revenues increased $73.4 million, or 39.4%, from $186.3 million for the year ended December 31, 2016 to $259.7 million for the year ended December 31, 2017. The increase in rental revenues primarily resulted from our 2017 and 2016 acquisitions which resulted in additional rental revenue of $35.4 million and $48.9 million, respectively. Revenues for the year ended December 31, 2017 were partially offset by declines in rental income recognized at the Kennewick MOB of $7.4 million and at certain of our buildings formerly occupied by Foundation Healthcare of $2.7 million.

Expense recoveries. Expense recoveries increased $29.6 million, or 64.4%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in expense recoveries primarily resulted from our 2017 and 2016 acquisitions which resulted in additional expense recoveries of $12.1 million and $16.7 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $0.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Loan transactions completed during the prior year resulted in $2.0 million of increased interest revenue, while other income decreased $1.6 million relative to the prior year due to the payoff of a real estate loan, and interest income from note receivables decreased $0.8 million which relates to a note that was paid off during January 2017.

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

Cash Flows

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017 (in thousands).

	2018	2017
Cash provided by operating activities	$208,694	$180,471
Cash used in investing activities	(77,183)	(1,302,638)
Cash (used in) provided by financing activities	(115,077)	1,109,403
Increase (decrease) in cash and cash equivalents	$16,434	$(12,764)

Cash flows from operating activities. Cash flows provided by operating activities was $208.7 million during the year ended December 31, 2018 compared to $180.5 million during the year ended December 31, 2017, representing an increase of $28.2 million. This change is primarily attributable to the increased operating cash flows resulting from our 2018 and 2017 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $77.2 million during the year ended December 31, 2018 compared to cash flows used in investing activities of $1.3 billion during the year ended December 31, 2017, representing a change of $1.2 billion. The decrease in cash flows used in investing activities was primarily attributable to our $1.0 billion decrease in acquisition activity over the prior year, and an additional $0.2 billion in proceeds provided by the properties sold in 2018.

Cash flows from financing activities. Cash flows used in financing activities was $115.1 million during the year ended December 31, 2018 compared to cash flows provided by financing activities of $1.1 billion during the year ended December 31, 2017, representing a change of $1.2 billion. The 2018 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $10.8 million and $422.0 million of proceeds from the credit facility. These were partially offset by the $287.0 million of payoffs on our credit facility and $168.1 million of dividends paid.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016 (in thousands).

	2017	2016
Net cash provided by operating activities	$180,471	$127,197
Net cash used in investing activities	(1,302,638)	(1,262,816)
Net cash provided by financing activities	1,109,403	1,147,967
(Decrease) increase in cash and cash equivalents	$(12,764)	$12,348

Cash flows from operating activities. Cash flows provided by operating activities was $180.5 million during the year ended December 31, 2017 compared to $127.2 million during the year ended December 31, 2016, representing an increase of $53.3 million. This change is primarily attributable to the increased operating cash flows resulting from our 2017 and 2016 acquisitions.

Cash flows from investing activities. Cash flows used in investing activities was $1.30 billion during the year ended December 31, 2017 compared to cash flows used in investing activities of $1.26 billion during the year ended December 31, 2016, representing a change of $39.8 million. The increase in cash flows used in investing activities was primarily attributable to our $31.8 million increase in acquisition activity over the prior year and cash used to fund real estate loans and notes totaling $28.9 million. These were partially offset by $20.4 million in proceeds on sale of investment property.

Cash flows from financing activities. Cash flows provided by financing activities was $1.11 billion during the year ended December 31, 2017 compared to cash flows provided by financing activities of $1.15 billion during the year ended December 31, 2016, representing a decrease of $38.6 million. The 2017 activity was primarily attributable to sales of our common shares, resulting in net proceeds of $844.7 million, $927.0 million of proceeds from the credit facility, and $743.1 million from our issuance of senior notes. These were partially offset by the $1.2 billion of payoffs on our credit facility and $143.1 million of dividends paid.

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

FFO and Normalized FFO

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$58,321	$39,773	$31,522
Earnings per share - diluted	$0.30	$0.23	$0.22

Net income	$58,321	$39,773	$31,522
Net income attributable to noncontrolling interests - partially owned properties	(515)	(491)	(716)
Preferred distributions	(1,340)	(731)	(1,857)
Depreciation and amortization expense	158,163	125,022	86,501
Depreciation and amortization expense - partially owned properties	(336)	(531)	(683)
Gain on sale of investment properties, net	(11,664)	(5,874)	—
Impairment loss	—	965	—
FFO applicable to common shares and OP Units	$202,629	$158,133	$114,767
FFO per common share and OP Unit	$1.08	$0.94	$0.88
Net change in fair value of derivative	(6)	150	(240)
Acquisition expenses	—	16,744	14,778
Net change in fair value of contingent consideration	(50)	(472)	(840)
Normalized FFO applicable to common shares and OP Units	$202,573	$174,555	$128,465
Normalized FFO per common share and OP Unit	$1.08	$1.04	$0.98

Weighted average number of common shares and OP Units outstanding	187,526,762	168,231,299	130,446,893

Normalized FAD

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$58,321	$39,773	$31,522
Normalized FFO applicable to common shares and OP Units	$202,573	$174,555	$128,465

Normalized FFO applicable to common shares and OP Units	$202,573	$174,555	$128,465
Non-cash share compensation expense	8,681	5,073	3,920
Straight-line rent adjustments	(21,860)	(16,202)	(16,226)
Amortization of acquired above/below-market leases/assumed debt	3,287	3,596	2,778
Amortization of lease inducements	1,310	1,309	892
Amortization of deferred financing costs	2,428	2,299	2,325
TI/LC and recurring capital expenditures	(19,779)	(15,319)	(8,087)
Seller master lease and rent abatement payments	229	973	1,032
Normalized FAD applicable to common shares and OP Units	$176,869	$156,284	$115,099

NOI and Cash NOI

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$58,321	$39,773	$31,522
General and administrative	28,816	22,957	18,397
Acquisition expenses	—	16,744	14,778
Depreciation and amortization	158,389	125,159	86,589
Interest expense	66,183	47,008	23,864
Net change in the fair value of derivative	(6)	150	(240)
Gain on sale of investment properties, net	(11,664)	(5,874)	—
Impairment loss	—	965	—
NOI	$300,039	$246,882	$174,910

NOI	$300,039	$246,882	$174,910
Straight-line rent adjustments	(21,860)	(16,202)	(16,226)
Amortization of acquired above/below-market leases/assumed debt	3,287	3,596	2,778
Amortization of lease inducements	1,310	1,309	892
Seller master lease and rent abatement payments	229	973	1,032
Change in fair value of contingent consideration	(50)	(472)	(840)
Cash NOI	$282,955	$236,086	$162,546

EBITDAre and Adjusted EBITDAre

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$58,321	$39,773	$31,522
Depreciation and amortization	158,389	125,159	86,589
Interest expense	66,183	47,008	23,864
Gain on sale of investment properties, net	(11,664)	(5,874)	—
Impairment loss on depreciated property	—	965	—
EBITDAre	$271,229	$207,031	$141,975
Acquisition expenses	—	16,744	14,778
Non-cash share compensation expense	8,681	5,073	3,920
Non-cash changes in fair value	(56)	(322)	(1,080)
Adjusted EBITDAre	$279,854	$228,526	$159,593

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

As of December 31, 2018, we had a total of $19.2 million of cash and cash equivalents and $618.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

While we intend to sell the six assets slated for disposition as of December 31, 2018 for other business reasons, we currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We currently are in compliance with all debt covenants on our outstanding indebtedness.

Credit Facility

On August 7, 2018, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which extended the maturity date of the revolving credit facility under the Credit Agreement to September 18, 2022 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes an unsecured revolving credit facility of $850 million and contains a 7-year term loan feature of $250 million, bringing total borrowing capacity to $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion. The revolving credit facility under the Credit Agreement also includes a one-year extension option.

As of December 31, 2018, the Company had $215.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $17.0 million with no outstanding balance as of December 31, 2018. As defined by the Credit Agreement, $618.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of December 31, 2018, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

ATM Program

In August 2016, the Company entered into separate Sales Agreements to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million. In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. During the fiscal year-ended December 31, 2018, we issued and sold pursuant to the ATM Program 570,551 common shares at a weighted average price of $17.50 per share, resulting in net proceeds to us of approximately $9.9 million. As of February 22, 2019, we have $163.7 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of February 22, 2019, we have issued 79,765 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet debt arrangements.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2018:

		By Period (in thousands)
	Total	Less than 1 Year	2020-2021	2022-2023	2024 and Thereafter
Principal (1)	$1,548,662	$25,205	$33,758	$501,818	$987,881
Interest – fixed rate debt (1)	405,169	50,588	98,278	93,243	163,060
Interest – variable rate debt (1)	31,130	8,005	15,945	6,280	900
Tenant improvements	47,024	25,703	11,771	6,518	3,032
Ground leases and other operating leases	158,249	3,058	6,050	6,047	143,094
Total	$2,190,234	$112,559	$165,802	$613,906	$1,297,967

(1)	Obligations shown represent 100% of debt service and do not reflect joint venture interests.

Inflation

Historically, inflation has not had a significant impact on the operating performance of our properties. Some of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our lease agreements also require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes, and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

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

Fixed Interest Rate Debt

As of December 31, 2018, our consolidated fixed interest rate debt totaled $1.1 billion, which represented 69.5% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of December 31, 2018 of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

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

As of December 31, 2018, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.0 billion and $1.1 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2018. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of December 31, 2018, our consolidated variable interest rate debt totaled $471.8 million, which represented 30.5% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 14.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $221.8 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of December 31, 2018 would change by approximately $2.2 million annually.

Derivative Instruments

As of December 31, 2018, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of December 31, 2018, we had total consolidated indebtedness of approximately $1.5 billion. The weighted average interest rate on our consolidated indebtedness was 3.81% (based on the 30-day LIBOR rate as of December 31, 2018, of 2.46%). As of December 31, 2018, we had approximately $221.8 million, or approximately 14.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2018 (in thousands):

	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$215,000	Floating	LIBOR + 1.10%	9/18/2022
Senior Unsecured Term Loan (1)	250,000	Fixed	2.32%	6/10/2023
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
March 2017 Notes	400,000	Fixed	4.30%	3/15/2027
December 2017 Notes	350,000	Fixed	3.95%	1/15/2028
Peachtree Parking Deck	17,000	Fixed	3.00%	1/5/2020
Mid Coast Hospital Medical Office Building (2)	6,830	Floating	LIBOR + 2.75%	11/13/2028
Oklahoma City, OK Medical Office Building	6,901	Fixed	4.71%	1/10/2021
Savage Medical Office Building	5,284	Fixed	5.50%	2/1/2022
St. Vincent Fishers Medical Center	30,000	Fixed	4.00%	1/10/2020
CareMount Medical - Lake Katrine	25,618	Fixed	4.63%	11/6/2024
Gwinnett Physicians Center	17,029	Fixed	4.83%	12/1/2022
Total principal	1,548,662
Unamortized deferred financing costs	(9,920)
Unamortized discounts	(6,086)
Unamortized fair value adjustments	197
Total	$1,532,853

(1)
Our borrowings under the term loan feature of our Credit Agreement bear interest at a rate which is determined by our credit rating, currently equal to LIBOR + 1.25%. We have entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%, resulting in an effective interest rate of 2.32%.

(2)	We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Physicians Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Partners of Physicians Realty L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Physicians Realty L.P. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on Internal Control over Financial Reporting
We have audited Physicians Realty Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Physicians Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Physicians Realty Trust at December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2019

Physicians Realty Trust
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
ASSETS	2018	2017
Investment properties:
Land and improvements	$211,253	$217,695
Building and improvements	3,623,962	3,568,858
Tenant improvements	36,497	23,056
Acquired lease intangibles	452,384	458,713
	4,324,096	4,268,322
Accumulated depreciation	(411,052)	(300,458)
Net real estate property	3,913,044	3,967,864
Real estate loans receivable	55,659	76,195
Investment in unconsolidated entities	1,330	1,329
Net real estate investments	3,970,033	4,045,388
Cash and cash equivalents	19,161	2,727
Tenant receivables, net	8,881	9,966
Other assets	144,759	106,302
Total assets	$4,142,834	$4,164,383
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$457,388	$324,394
Notes payable	966,961	966,603
Mortgage debt	108,504	186,471
Accounts payable	3,886	11,023
Dividends and distributions payable	43,821	43,804
Accrued expenses and other liabilities	76,282	56,405
Acquired lease intangibles, net	13,585	15,702
Total liabilities	1,670,427	1,604,402

Redeemable noncontrolling interests - Series A Preferred Units (2018) and partially owned properties	24,747	12,347

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 182,416,007 and 181,440,051 common shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,824	1,814
Additional paid-in capital	2,791,555	2,772,823
Accumulated deficit	(428,307)	(315,417)
Accumulated other comprehensive income	14,433	13,952
Total shareholders’ equity	2,379,505	2,473,172
Noncontrolling interests:
Operating Partnership	67,477	73,844
Partially owned properties	678	618
Total noncontrolling interests	68,155	74,462
Total equity	2,447,660	2,547,634
Total liabilities and equity	$4,142,834	$4,164,383

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(in thousands, except share and per share data)

	December 31,
	2018	2017	2016
Revenues:
Rental revenues	$313,006	$259,673	$186,301
Expense recoveries	97,989	75,425	45,875
Interest income on real estate loans and other	11,556	8,486	8,858
Total revenues	422,551	343,584	241,034
Expenses:
Interest expense	66,183	47,008	23,864
General and administrative	28,816	22,957	18,397
Operating expenses	122,620	97,035	65,999
Depreciation and amortization	158,389	125,159	86,589
Acquisition expenses	—	16,744	14,778
Impairment loss	—	965	—
Total expenses	376,008	309,868	209,627
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	46,543	33,716	31,407
Equity in income of unconsolidated entities	114	183	115
Gain on sale of investment properties, net	11,664	5,874	—
Net income	58,321	39,773	31,522
Net income attributable to noncontrolling interests:
Operating Partnership	(1,576)	(1,136)	(825)
Partially owned properties (1)	(515)	(491)	(716)
Net income attributable to controlling interest	56,230	38,146	29,981
Preferred distributions	(1,340)	(731)	(1,857)
Net income attributable to common shareholders	$54,890	$37,415	$28,124
Net income per share:
Basic	$0.30	$0.23	$0.22
Diluted	$0.30	$0.23	$0.22
Weighted average common shares:
Basic	182,064,064	163,123,109	126,143,114
Diluted	187,526,762	168,231,299	130,466,893
Dividends and distributions declared per common share and OP unit	$0.920	$0.915	$0.900

(1)	Includes amounts attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2018	2017	2016
Net income	$58,321	$39,773	$31,522
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	481	244	13,708
Total other comprehensive income	481	244	13,708
Comprehensive income	58,802	40,017	45,230
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(1,589)	(1,143)	(1,162)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(515)	(491)	(716)
Comprehensive income attributable to common shareholders	$56,698	$38,383	$43,352

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(in thousands)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2016	870	1,129,286	(109,024)	—	1,021,132	45,451	9,878	55,329	1,076,461
Net proceeds from sale of common shares	473	766,368	—	—	766,841	—	—	—	766,841
Restricted share award grants, net	1	4,893	(460)	—	4,434	—	—	—	4,434
Purchase of OP Units	—	—	—	—	—	(3,671)	—	(3,671)	(3,671)
Conversion of OP Units	6	11,613	—	—	11,619	(11,619)	—	(11,619)	—
Dividends/distributions declared	—	—	(115,901)	—	(115,901)	(3,106)	—	(3,106)	(119,007)
Preferred distributions	—	—	(1,857)	—	(1,857)	—	—	—	(1,857)
Issuance of common shares and OP Units in connection with acquisitions	10	17,069	—	—	17,079	6,869	(100)	6,769	23,848
Contributions	—	—	—	—	—	—	50	50	50
Distributions	—	—	—	—	—	—	(543)	(543)	(543)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(245)	—	—	(245)	—	—	—	(245)
Reclassification of Noncontrolling Interest - partially owned properties	—	—	—	—	—	—	(8,514)	(8,514)	(8,514)
Buyout of Noncontrolling Interests - partially owned property	—	53	—	—	53	—	(664)	(664)	(611)
Change in fair value of interest rate swap agreements	—	—	—	13,708	13,708	—	—	—	13,708
Net income	—	—	29,981	—	29,981	825	618	1,443	31,424
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(8,393)	—	—	(8,393)	8,393	—	8,393	—
Balance at December 31, 2016	1,360	1,920,644	(197,261)	13,708	1,738,451	43,142	725	43,867	1,782,318
Net proceeds from sale of common shares	451	844,218	—	—	844,669	—	—	—	844,669
Restricted share award grants, net	2	4,103	(284)	—	3,821	—	—	—	3,821
Purchase of OP Units	—	—	—	—	—	(3,886)	—	(3,886)	(3,886)
Conversion of OP Units	1	929	—	—	930	(930)	—	(930)	—
Dividends/distributions declared	—	—	(153,970)	—	(153,970)	(4,867)	—	(4,867)	(158,837)
Preferred distributions	—	—	(731)	—	(731)	—	—	—	(731)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	44,259	—	44,259	44,259
Contributions	—	—	—	—	—	—	47	47	47
Distributions	—	—	—	—	—	—	(321)	(321)	(321)
Buyout of Noncontrolling Interests - partially owned properties	—	(2,800)	—	—	(2,800)	719	(24)	695	(2,105)
Change in fair value of interest rate swap agreements and redeemable equity - property	—	—	(1,317)	244	(1,073)	—	—	—	(1,073)
Net income	—	—	38,146	—	38,146	1,136	191	1,327	39,473
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	5,729	—	—	5,729	(5,729)	—	(5,729)	—
Balance at December 31, 2017	1,814	2,772,823	(315,417)	13,952	2,473,172	73,844	618	74,462	2,547,634
Net proceeds from sale of common shares	6	10,753	—	—	10,759	—	—	—	10,759
Restricted share award grants, net	2	6,837	(326)	—	6,513	—	—	—	6,513
Purchase of OP Units	—	—	—	—	—	(2,203)	—	(2,203)	(2,203)
Conversion of OP Units	2	2,523	—	—	2,525	(2,525)	—	(2,525)	—
Dividends/distributions declared	—	—	(167,817)	—	(167,817)	(4,742)	—	(4,742)	(172,559)
Preferred distributions	—	—	(1,340)	—	(1,340)	—	—	—	(1,340)
Distributions	—	—	—	—	—	—	(173)	(173)	(173)
Change in the market value of redeemable Noncontrolling interest in Operating Partnership	—	146	363	—	509	—	—	—	509
Change in fair value of interest rate swap agreements	—	—	—	481	481	—	—	—	481
Net income	—	—	56,230	—	56,230	1,576	233	1,809	58,039
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(1,527)	—	—	(1,527)	1,527	—	1,527	—
Balance at December 31, 2018	$1,824	$2,791,555	$(428,307)	$14,433	$2,379,505	$67,477	$678	$68,155	$2,447,660
 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$58,321	$39,773	$31,522
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	158,389	125,159	86,589
Amortization of deferred financing costs	2,428	2,299	2,325
Amortization of lease inducements and above/below-market lease intangibles	4,659	5,083	3,906
Straight-line rental revenue/expense	(21,860)	(16,202)	(16,226)
Amortization of discount on unsecured senior notes	577	277	—
Amortization of above market assumed debt	(62)	(178)	(236)
Gain on sale of investment properties, net	(11,664)	(5,874)	—
Equity in income of unconsolidated entities	(114)	(183)	(115)
Distributions from unconsolidated entities	112	210	82
Change in fair value of derivatives	(6)	150	(240)
Provision for bad debts	304	123	2,310
Non-cash share compensation	8,681	6,695	5,672
Net change in fair value of contingent consideration	(50)	(472)	(840)
Impairment on investment properties	—	965	—
Change in operating assets and liabilities:
Tenant receivables	230	(2,988)	(10,058)
Other assets	(852)	(533)	(19,230)
Accounts payable	(7,137)	6,600	3,779
Accrued expenses and other liabilities	16,738	19,567	37,957
Net cash provided by operating activities	208,694	180,471	127,197
Cash Flows from Investing Activities:
Proceeds on sale of investment properties	217,222	20,397	—
Acquisition of investment properties, net	(243,001)	(1,268,442)	(1,240,438)
Acquisition of noncontrolling interests	—	(8,469)	(4,690)
Escrowed cash - acquisition deposits/earnest deposits	2,780	(1,280)	(1,157)
Capital expenditures on existing investment properties	(34,638)	(23,243)	(11,304)
Pay down of contingent consideration	—	(156)	(483)
Issuances of real estate loans receivable	(11,750)	(39,063)	(10,207)
Repayments of real estate loan receivable	15,928	4,711	11,336
Issuances of note receivable	(20,385)	—	—
Repayments of note receivable	—	16,423	4,118
Leasing commissions	(3,167)	(1,449)	(1,034)
Lease inducements	(172)	(2,067)	(8,957)
Net cash used in investing activities	(77,183)	(1,302,638)	(1,262,816)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	10,759	844,669	766,841
Proceeds from credit facility borrowings	422,000	927,000	1,181,000
Repayments on credit facility borrowings	(287,000)	(1,248,000)	(925,000)
Proceeds from issuance of mortgage debt	—	61,000	39,500
Proceeds from issuance of senior unsecured notes	—	743,060	225,000
Principal payments on mortgage debt	(78,018)	(41,503)	(10,232)
Debt issuance costs	(4,540)	(1,589)	(4,816)
Dividends paid - shareholders	(168,060)	(143,108)	(104,908)
Distributions to noncontrolling interest - Operating Partnership	(4,808)	(4,388)	(3,162)
Preferred distributions paid - OP Unit holders	(911)	(600)	(1,508)
Contributions to noncontrolling interests	—	47	—
Distributions to noncontrolling interests - partially owned properties	(547)	(748)	(543)
Payments of employee taxes for withheld stock-based compensation shares	(1,749)	(2,590)	(778)
Purchases of Series A Preferred Units	—	(19,961)	(9,756)
Purchases of OP Units	(2,203)	(3,886)	(3,671)
Net cash (used in) provided by financing activities	(115,077)	1,109,403	1,147,967
Net increase (decrease) in cash and cash equivalents	16,434	(12,764)	12,348
Cash and cash equivalents, beginning of year	2,727	15,491	3,143
Cash and cash equivalents, end of year	$19,161	$2,727	$15,491
Supplemental disclosure of cash flow information - interest paid during the year	$58,705	$38,781	$17,151
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements and redeemable equity - property	$481	$244	$13,708
Supplemental disclosure of noncash activity - assumed debt	$—	$43,989	$—
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$22,651	$44,978	$6,769
Supplemental disclosure of noncash activity - contingent consideration	$—	$765	$156
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
ASSETS	2018	2017
Investment properties:
Land and improvements	$211,253	$217,695
Building and improvements	3,623,962	3,568,858
Tenant improvements	36,497	23,056
Acquired lease intangibles	452,384	458,713
	4,324,096	4,268,322
Accumulated depreciation	(411,052)	(300,458)
Net real estate property	3,913,044	3,967,864
Real estate loans receivable	55,659	76,195
Investment in unconsolidated entities	1,330	1,329
Net real estate investments	3,970,033	4,045,388
Cash and cash equivalents	19,161	2,727
Tenant receivables, net	8,881	9,966
Other assets	144,759	106,302
Total assets	$4,142,834	$4,164,383
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$457,388	$324,394
Notes payable	966,961	966,603
Mortgage debt	108,504	186,471
Accounts payable	3,886	11,023
Dividends and distributions payable	43,821	43,804
Accrued expenses and other liabilities	76,282	56,405
Acquired lease intangibles, net	13,585	15,702
Total liabilities	1,670,427	1,604,402

Redeemable noncontrolling interests - Series A Preferred Units (2018) and partially owned properties	24,747	12,347

Capital:
Partners’ capital:
General partners’ capital, 182,416,007 and 181,440,051 units issued and outstanding as of December 31, 2018 and 2017, respectively	2,365,072	2,459,220
Limited partners’ capital, 5,182,784 and 5,364,632 units issued and outstanding as of December 31, 2018 and 2017, respectively	67,477	73,844
Accumulated other comprehensive income	14,433	13,952
Total partners’ capital	2,446,982	2,547,016
Noncontrolling interest - partially owned properties	678	618
Total capital	2,447,660	2,547,634
Total liabilities and capital	$4,142,834	$4,164,383

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(in thousands, except unit and per unit data)

	December 31,
	2018	2017	2016
Revenues:
Rental revenues	$313,006	$259,673	$186,301
Expense recoveries	97,989	75,425	45,875
Interest income on real estate loans and other	11,556	8,486	8,858
Total revenues	422,551	343,584	241,034
Expenses:
Interest expense	66,183	47,008	23,864
General and administrative	28,816	22,957	18,397
Operating expenses	122,620	97,035	65,999
Depreciation and amortization	158,389	125,159	86,589
Acquisition expenses	—	16,744	14,778
Impairment loss	—	965	—
Total expenses	376,008	309,868	209,627
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	46,543	33,716	31,407
Equity in income of unconsolidated entities	114	183	115
Gain on sale of investment properties, net	11,664	5,874	—
Net income	58,321	39,773	31,522
Net income attributable to noncontrolling interests - partially owned properties (1)	(515)	(491)	(716)
Net income attributable to controlling interests	57,806	39,282	30,806
Preferred distributions	(1,340)	(731)	(1,857)
Net income attributable to common unitholders	$56,466	$38,551	$28,949
Net income per common unit:
Basic	$0.30	$0.23	$0.22
Diluted	$0.30	$0.23	$0.22
Weighted average common units:
Basic	187,393,334	167,963,076	129,835,209
Diluted	187,526,762	168,231,299	130,466,893
Distributions declared per common unit	$0.920	$0.915	$0.900

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2018	2017	2016
Net income	$58,321	$39,773	$31,522
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	481	244	13,708
Total other comprehensive income	481	244	13,708
Comprehensive income	58,802	40,017	45,230
Comprehensive income attributable to noncontrolling interests - partially owned properties	(515)	(491)	(716)
Comprehensive income attributable to common unitholders	$58,287	$39,526	$44,514

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(in thousands)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2016	1,021,132	45,451	—	1,066,583	9,878	1,076,461
Net proceeds from sale of Trust common shares and issuance of common units	766,841	—	—	766,841	—	766,841
Trust restricted share award grants, net	4,434	—	—	4,434	—	4,434
Purchase of OP Units	—	(3,671)	—	(3,671)	—	(3,671)
Conversion of OP Units	11,619	(11,619)	—	—	—	—
OP Units - distributions	(115,901)	(3,106)	—	(119,007)	—	(119,007)
Preferred distributions	(1,857)	—	—	(1,857)	—	(1,857)
Issuance of OP Units in connection with acquisition	17,079	6,869	—	23,948	(100)	23,848
Contributions	—	—	—	—	50	50
Distributions	—	—	—	—	(543)	(543)
Change in market value of Redeemable Limited Partnership interests	(245)	—	—	(245)	—	(245)
Reclassification of Noncontrolling Interest - partially owned properties	—	—	—	—	(8,514)	(8,514)
Buyout of Noncontrolling Interest - partially owned properties	53	—	—	53	(664)	(611)
Change in fair value of interest rate swap agreements	—	—	13,708	13,708	—	13,708
Net income	29,981	825	—	30,806	618	31,424
Adjustments for Limited Partners ownership in Operating Partnership	(8,393)	8,393	—	—	—	—
Balance at December 31, 2016	1,724,743	43,142	13,708	1,781,593	725	1,782,318
Net proceeds from sale of Trust common shares and issuance of common units	844,669	—	—	844,669	—	844,669
Trust restricted share award grants, net	3,821	—	—	3,821	—	3,821
Purchase of OP Units	—	(3,886)	—	(3,886)	—	(3,886)
Conversion of OP Units	930	(930)	—	—	—	—
OP Units - distributions	(153,970)	(4,867)	—	(158,837)	—	(158,837)
Preferred distributions	(731)	—	—	(731)	—	(731)
Issuance of OP Units in connection with acquisition	—	44,259	—	44,259	—	44,259
Contributions	—	—	—	—	47	47
Distributions	—	—	—	—	(321)	(321)
Buyout of Noncontrolling Interest - partially owned properties	(2,800)	719	—	(2,081)	(24)	(2,105)
Change in fair value of interest rate swap agreements and redeemable equity - property	(1,317)	—	244	(1,073)	—	(1,073)
Net income	38,146	1,136	—	39,282	191	39,473
Adjustments for Limited Partners ownership in Operating Partnership	5,729	(5,729)	—	—	—	—
Balance at December 31, 2017	2,459,220	73,844	13,952	2,547,016	618	2,547,634
Net proceeds from sale of Trust common shares and issuance of common units	10,759	—	—	10,759	—	10,759
Trust restricted share award grants, net	6,513	—	—	6,513	—	6,513
Purchase of OP Units	—	(2,203)	—	(2,203)	—	(2,203)
Conversion of OP Units	2,525	(2,525)	—	—	—	—
OP Units - distributions	(167,817)	(4,742)	—	(172,559)	—	(172,559)
Preferred distributions	(1,340)	—	—	(1,340)	—	(1,340)
Distributions	—	—	—	—	(173)	(173)
Change in market value of Redeemable Limited Partnership interest	146	—	—	146	—	146
Change in the market value of redeemable Noncontrolling interest in Operating Partnership	363	—	—	363	—	363
Change in fair value of interest rate swap agreements	—	—	481	481	—	481
Net income	56,230	1,576	—	57,806	233	58,039
Adjustments for Limited Partners ownership in Operating Partnership	(1,527)	1,527	—	—	—	—
Balance at December 31, 2018	$2,365,072	$67,477	$14,433	$2,446,982	$678	$2,447,660

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$58,321	$39,773	$31,522
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	158,389	125,159	86,589
Amortization of deferred financing costs	2,428	2,299	2,325
Amortization of lease inducements and above/below-market lease intangibles	4,659	5,083	3,906
Straight-line rental revenue/expense	(21,860)	(16,202)	(16,226)
Amortization of discount on unsecured senior notes	577	277	—
Amortization of above market assumed debt	(62)	(178)	(236)
Gain on sale of investment properties	(11,664)	(5,874)	—
Equity in income of unconsolidated entities	(114)	(183)	(115)
Distribution from unconsolidated entities	112	210	82
Change in fair value of derivatives	(6)	150	(240)
Provision for bad debts	304	123	2,310
Non-cash share compensation	8,681	6,695	5,672
Net change in fair value of contingent consideration	(50)	(472)	(840)
Impairment on investment properties	—	965	—
Change in operating assets and liabilities:
Tenant receivables	230	(2,988)	(10,058)
Other assets	(852)	(533)	(19,230)
Accounts payable	(7,137)	6,600	3,779
Accrued expenses and other liabilities	16,738	19,567	37,957
Net cash provided by operating activities	208,694	180,471	127,197
Cash Flows from Investing Activities:
Proceeds on sale of investment properties	217,222	20,397	—
Acquisition of investment properties, net	(243,001)	(1,268,442)	(1,240,438)
Acquisition of non-controlling interests	—	(8,469)	(4,690)
Escrowed cash - acquisition deposits/earnest deposits	2,780	(1,280)	(1,157)
Capital expenditures on existing investment properties	(34,638)	(23,243)	(11,304)
Pay down of contingent consideration	—	(156)	(483)
Issuance of real estate loans receivable	(11,750)	(39,063)	(10,207)
Repayment of real estate loan receivable	15,928	4,711	11,336
Issuance of note receivable	(20,385)	—	—
Repayment of note receivable	—	16,423	4,118
Leasing commissions	(3,167)	(1,449)	(1,034)
Lease Inducements	(172)	(2,067)	(8,957)
Net cash used in investing activities	(77,183)	(1,302,638)	(1,262,816)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	10,759	844,669	766,841
Proceeds from credit facility borrowings	422,000	927,000	1,181,000
Payment on credit facility borrowings	(287,000)	(1,248,000)	(925,000)
Proceeds from issuance of senior unsecured notes	—	743,060	225,000
Proceeds from issuance of mortgage debt	—	61,000	39,500
Principal payments on mortgage debt	(78,018)	(41,503)	(10,232)
Debt issuance costs	(4,540)	(1,589)	(4,816)
OP Units distributions - General Partner	(168,060)	(143,108)	(104,908)
OP Units distributions - Limited Partner	(4,808)	(4,388)	(3,162)
Preferred OP Units distributions - Limited Partner	(911)	(600)	(1,508)
Contributions to noncontrolling interest	—	47	—
Distributions to noncontrolling interest - partially owned properties	(547)	(748)	(543)
Payments of employee taxes for withheld stock based compensation shares	(1,749)	(2,590)	(778)
Purchase of Preferred Limited Partner Units	—	(19,961)	(9,756)
Purchase of Limited Partner Units	(2,203)	(3,886)	(3,671)
Net cash (used in) provided by financing activities	(115,077)	1,109,403	1,147,967
Net increase (decrease) in cash and cash equivalents	16,434	(12,764)	12,348
Cash and cash equivalents, beginning of year	2,727	15,491	3,143
Cash and cash equivalents, end of year	$19,161	$2,727	$15,491
Supplemental disclosure of cash flow information - interest paid during the year	$58,705	$38,781	$17,151
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements and redeemable equity - property	$481	$244	$13,708
Supplemental disclosure of noncash activity - assumed debt	$—	$43,989	$—
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$22,651	$44,978	$6,769
Supplemental disclosure of noncash activity - contingent consideration	$—	$765	$156
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

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of December 31, 2018, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share (“common shares”). The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten IPO and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from the IPO to the Operating Partnership. The Trust and the Operating Partnership are managed and operated as one entity. The Trust has no significant assets other than its investment in the Operating Partnership. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same.

The Trust is a self-managed REIT formed primarily to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems.

ATM Program

On August 5, 2016, the Trust and the Operating Partnership entered into separate Sales Agreements with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “ATM Program”). In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law.

During 2017 and 2018, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	2018			2017
	Common shares sold	Weighted average price	Net proceeds	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	311,786	$17.85	$5,509	—	$—	$—
Quarterly period ended June 30	—	—	—	4,150,000	20.07	82,440
Quarterly period ended September 30	114,203	17.15	1,947	—	—	—
Quarterly period ended December 31	144,562	17.03	2,442	2,197,914	18.39	40,011
Year ended December 31	570,551	$17.50	$9,898	6,347,914	$19.48	$122,451

As of February 22, 2019, the Trust has $163.7 million remaining available under the ATM Program.

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

During the year ended December 31, 2017, the Operating Partnership partially funded one property acquisition by issuing an aggregate of 2,247,817 OP Units valued at approximately $44.3 million on the date of issuance. The acquisition had a total purchase price of approximately $78.6 million. In addition, during the year ended December 31, 2017, the Operating Partnership funded the acquisition of the remaining non-controlling interest on a property by issuing an aggregate of 38,641 OP Units valued at approximately $0.7 million.

Noncontrolling interests in the Company include OP Units held by other investors. As of December 31, 2018 and 2017, the Trust held a 97.2% and 97.1% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

On January 9, 2018, the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons”) was partially funded with the issuance of 104,172 Series A Preferred Units, with a value of $22.7 million. As of December 31, 2018, the value of the embedded derivative is $3.7 million and is classified in accrued expenses and other liabilities on the consolidated balance sheets.

As of December 31, 2018, there were 104,172 Series A Preferred Units outstanding. No Series A Preferred Units were outstanding as of December 31, 2017.

In connection with the acquisition of a medical office portfolio in Minnesota (the “Minnesota portfolio”), the Trust received a $5 million equity investment from a third party, effective March 1, 2015. On March 1, 2018, the equity investment was redeemed for $6.4 million. At any point subsequent to the third anniversary of the investment, the holder could require the Trust to redeem the instrument. Due to the redemption provision, which was outside of the control of the Trust, the Trust classified the investment in the mezzanine section of its consolidated balance sheets. The Trust recorded the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

In connection with the December 29, 2015 acquisition of a medical office building located on the campus of the Great Falls Clinic and Hospital in Great Falls, Montana, physicians affiliated with the seller retained a noncontrolling interest which may, at the holders’ option, be redeemed at any time. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheets. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

Dividends and distributions for the years ended December 31, 2018, 2017, and 2016 are as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 21, 2018	January 4, 2019	January 18, 2019	$0.230
September 19, 2018	October 3, 2018	October 18, 2018	$0.230
June 21, 2018	July 3, 2018	July 18, 2018	$0.230
March 23, 2018	April 3, 2018	April 18, 2018	$0.230
December 21, 2017	January 3, 2018	January 18, 2018	$0.230
September 21, 2017	October 3, 2017	October 18, 2017	$0.230
June 12, 2017	July 3, 2017	July 18, 2017	$0.230
March 17, 2017	April 5, 2017	April 18, 2017	$0.225
December 22, 2016	January 5, 2017	January 18, 2017	$0.225
September 26, 2016	October 6, 2016	October 18, 2016	$0.225
June 23, 2016	July 5, 2016	July 18, 2016	$0.225
March 18, 2016	April 1, 2016	April 18, 2016	$0.225

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

The following table sets forth the federal income tax status of distributions per common share and OP Unit for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Per common share and OP Unit:
Ordinary dividends	$—	$0.4529	$0.5325
Section 199A Qualified REIT Dividend	0.2825	—	—
Qualified dividends	—	—	—
Capital gain distributions	—	—	—
Non-dividend distributions	0.6375	0.4571	0.3675
Total	$0.9200	$0.9100	$0.9000

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018, our 2018 acquisitions of investment properties and the majority of our future investments will be accounted for as asset acquisitions, resulting in the purchase price inclusive of acquisition costs, for tangible and intangible assets and liabilities to be based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above- or below-market leases, in place leases, and above- or below-market debt assumed. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.

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

 Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The Company adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Company recognizes an impairment loss at the time it makes any such determination. If the Company determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data.

The Company did not record impairment charges in the years ended December 31, 2018 and 2016. During the year ended December 31, 2017, the Company recorded an impairment charge of $1.0 million on a vacant medical office building in Port Charlotte, Florida.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. No properties were classified as held for sale as of December 31, 2018 or 2017, and dispositions during the years ended December 31, 2018 and 2017 did not qualify as discontinued operations.

Investment in Unconsolidated Entities

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

Real Estate Loans Receivable

Real estate loans receivable consists of 10 mezzanine loans and 1 term loan. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, while the term loan is secured by a mortgage of a related medical office building. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks, and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized to date.

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

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, net of related allowances, are included in other assets and were approximately $64.2 million and $47.6 million as of December 31, 2018 and 2017, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and, where appropriate, establishes an allowance for estimated losses. Allowances recognized against straight-line rent were approximately $0.4 million and $4.9 million as of December 31, 2018 and December 31, 2017, respectively. Rental revenue is adjusted by amortization of lease inducements and above- or below-market rents on certain leases. Lease inducements and above- or below-market rents are amortized on a straight-line basis over the remaining life of the lease.

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

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met or if the Company does not elect to apply for hedge accounting, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. If hedge accounting is applied to a derivative instrument, such changes are reported in accumulated other comprehensive income within the consolidated statement of equity or capital, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2018, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2018, 2017, and 2016 hedge ineffectiveness was insignificant.

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

On December 22, 2017, the U.S. President signed a tax reform bill commonly referred to as the Tax Cuts and Jobs Act into law. The tax reform legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing effects on different categories of taxpayers and industries. The legislation is unclear in many respects and will require clarification and interpretation by the U.S. Treasury Department and the IRS in the form of amendments, technical corrections, regulations, or other forms of guidance, any of which could either lessen or increase the effect of the legislation on us or our stockholders. The outcome of this legislation on state and local tax authorities, and the response by such authorities, is also unclear. We continue to monitor changes made to, or as a result of, the federal tax law and its potential effect on us.
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

Tenant Receivables, Net

Tenant accounts receivable are stated net of the applicable allowance. Rental payments under these contracts are primarily due monthly. The Company assesses the collectability of tenant receivables, including straight-line rent receivables, and defers recognition of revenue if collectability is not reasonably assured. The Company bases its assessment of the collectability of rent receivables on several factors, including, among other things, payment history, the financial strength of the tenant, and current economic conditions. If management’s evaluation of these factors indicates it is probable that the Company will be unable to recover the full value of the receivable, the Company provides a reserve against the portion of the receivable that it estimates may not be recovered. At December 31, 2018 and 2017, the allowance for doubtful accounts was $0.7 million and $1.6 million, respectively.

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

Contingent Liabilities and Commitments

Certain of our acquisitions provide for additional consideration to the seller in the form of an earn-out associated with lease-up contingencies. The Company recognizes the contingent liabilities only if certain parameters or other substanti ve contingencies are met, at which time the consideration becomes payable. Resolved contingent liabilities increase our acquired assets and reduce our liabilities.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted ASU 2017-01 on January 1, 2018. As such, the Company recorded all 2018 real estate investments and will record the majority of future real estate investments as asset acquisitions and any future contingent consideration will be recorded when the contingency is resolved. Prior to January 1, 2018, the Company recorded certain contingent liabilities which are included in accrued expenses and other liabilities on its consolidated balance sheets. These were recorded at fair value as of the acquisition date and until they expire, the Company reassesses the fair value at the end of each reporting period, with any changes being recognized in earnings.

Based on existing leases as of December 31, 2018, committed but unspent tenant related obligations were $47.0 million.

Related Parties

In 2018, the Company recognized rental revenues totaling $1.1 million and $8.0 million from Advocate Aurora Health and Baylor Scott and White Health, respectively. Both are healthcare systems affiliated with certain members of the Trust’s Board of Trustees.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard provides the option of a modified retrospective transition approach or a cumulative effect for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides entities with a practical expedient allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. ASU 2016-02 and ASU 2018-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. We expect to elect these practical expedients and adopt ASC 842 on January 1, 2019. As a result of adopting ASU 2016-02, the Company will recognize all of its operating leases for which it is the lessee, including ground, office, and equipment leases, on its consolidated balance sheets as a lease liability and corresponding right-of-use asset. We have detailed our future minimum lease obligations under non-cancelable leases in Note 12 (Rent Expense).

The Company currently expects that the adoption of ASU 2016-02 will result in recognition of lease liabilities of approximately $64 million and a corresponding right-of-use asset based on the remaining minimum rental payments as of January 1, 2019. The right-of-use asset will be recognized based upon the amount of recognized lease liabilities, adjusted for prepaid lease payments, intangible assets, and right of use impairment charges. The Company has concluded that the initially recognized right of use asset will be approximately $9 million more than the lease liabilities recognized as of January 1, 2019.

The Company is finalizing the impact of the adoption of ASU 2016-02 and 2018-11 but has substantially completed the process of estimating the operating lease liabilities based on the remaining rental payments and the Company’s estimate of its incremental borrowing rate. The Company continues to monitor recent accounting pronouncements of the FASB and complete its final evaluation of the impact of the adoption of ASU 2016-02 and ASU 2018-11 on its disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an acquired input and a substantive process that together significantly contribute to the ability to create outputs. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. This ASU is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018 and as a result, have classified our real estate acquisitions completed during the year ended December 31, 2018 as asset acquisitions rather than business combinations due to the fact that substantially all of the fair value of the gross assets acquired were concentrated in a single asset or group of similar identifiable assets. The Company has recorded identifiable assets acquired, liabilities assumed, and any noncontrolling interests associated with any asset acquisitions at cost on a relative fair value basis and has capitalized transaction costs incurred.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 as of January 1, 2018 and there have not been, nor do we anticipate, any reclassification or material impacts on our consolidated financial statements as a result of this adoption.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2019. We do not expect there to be a material impact to our consolidated financial statements and related notes.
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

During 2018, the Company completed the acquisition of 4 operating healthcare properties and 1 land parcel located in 5 states, for an aggregate purchase price of approximately $252.8 million. In addition, the Company completed $11.8 million of loan investments, and a $6.4 million noncontrolling interest buyout, resulting in total investment activity of approximately $271.0 million. The Company also acquired 2 properties and an adjacent land parcel through the conversion and satisfaction of a previously outstanding construction loan, valued at an aggregate $18.8 million. Additionally, the Company acquired 2 parcels of land, which it had previously leased, as the result of a lease restructuring arrangement and equity recapitalization.

Investment activity for the year ending December 31, 2018 is summarized below:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Hazelwood Medical Commons	(1)	Maplewood, MN	January 9, 2018	$70,702
Lee's Hill Medical Plaza		Fredericksburg, VA	January 23, 2018	28,000
Scottsdale, Arizona Land	(2)	Scottsdale, AZ	February 16, 2018	700
Noncontrolling Interest Buyout - Minnesota portfolio	(3)		March 1, 2018	6,406
HMG Medical Plaza		Kingsport, TN	April 3, 2018	71,295
Northside Medical Midtown MOB		Atlanta, GA	September 14, 2018	82,147
Loan Investments	(4)	Various	Various	11,750
				$271,000

(1)	The Company partially funded the purchase price of this acquisition by issuing a total of 104,172 Series A Preferred Units valued at approximately $22.7 million on the date of issuance.

(2)	The Company acquired the land beneath a previously acquired facility.

(3)	The Company acquired an additional 4.2% interest in the Minnesota portfolio joint venture, increasing the Company’s total interest in the joint venture to 99.6%.

(4)	The Company’s loan investments include 4 separate transactions at a weighted average interest rate of 8.4%.

During 2018, the Company recorded revenues and net income of $14.7 million and $5.4 million, respectively, from its 2018 acquisitions.

During 2017, the Company completed acquisitions of 40 properties, 2 condominium units, and 1 parking deck located in 15 states, for an aggregate purchase price of approximately $1.37 billion. In addition, the Company completed $39.1 million of loan investments, $1.1 million of redeemable noncontrolling interest buyouts, and $2.8 million of noncontrolling interest buyouts, resulting in total investment activity of approximately $1.41 billion.

Investment activity for the year ending December 31, 2017 is summarized below:

Property (1)			Location	Acquisition Date	Purchase Price (in thousands)
Orthopedic Associates	(2)		Flower Mound, TX	January 5, 2017	$18,750
Medical Arts Center at Hartford	(2)		Plainville, CT	January 11, 2017	30,250
Noncontrolling Interest Buyout - New Albany	(3)		New Albany, OH	January 31, 2017	2,824
CareMount - Lake Katrine MOB	(2)	(4)	Lake Katrine, NY	February 14, 2017	41,791
CareMount - Rhinebeck MOB	(2)		Rhinebeck, NY	February 14, 2017	18,639
Syracuse Condos	(2)		Fayetteville & Liverpool, NY	February 27, 2017	2,659
Monterey Medical Center - MOB	(2)		Stuart, FL	March 7, 2017	18,979
Creighton University Medical Center	(5)		Omaha, NE	March 28, 2017	33,420
Strictly Pediatrics Specialty Center	(2)	(6)	Austin, TX	March 31, 2017	78,628
MedStar Stephen's Crossing	(2)		Brandywine, MD	June 16, 2017	20,900
2017 CHI Portfolio - Tranche 1 (8 MOBs)	(5)		AR, MN, ND, NE, TN, TX	June 29, 2017	124,181
St. Vincent Portfolio (2 MOBs)	(2)		Carmel & Fishers, IN	June 29, 2017	93,880
Baylor Charles A. Sammons Cancer Center	(2)		Dallas, TX	June 30, 2017	290,000
Orthopedic & Sports Institute of the Fox Valley	(7)		Appleton, WI	June 30, 2017	27,900
Peachtree Dunwoody Medical Center - Parking Deck	(7)		Atlanta, GA	June 30, 2017	25,000
Clearview Cancer Institute	(2)		Huntsville, AL	August 4, 2017	53,250
Northside Cherokee/Town Lake MOB	(2)		Atlanta, GA	August 15, 2017	37,127
HonorHealth Mesa MOB	(2)		Mesa, AZ	August 15, 2017	4,800
2017 CHI Portfolio - Tranche 2 (5 MOBs)	(5)		AR, MN, NE, TX	August 24, 2017 & August 31, 2017	33,694
Noncontrolling Interest Buyout - Great Falls Clinic	(8)		Great Falls, MT	September 21, 2017	1,061
Legends Park MOB & ASC	(2)		Midland, TX	September 27, 2017	30,000
Franklin MOB & ASC	(2)		Franklin, TN	October 12, 2017	9,950
Eagle Point MOB	(2)		Lake Elmo, MN	October 31, 2017	10,949
Edina East MOB	(2)		Edina, MN	October 31, 2017	7,800
Northside MOB - Center Pointe	(2)		Atlanta, GA	November 10, 2017	155,986
Gwinnett 500 Building	(2)		Lawrenceville, GA	November 17, 2017	25,297
Hudgens Professional Building	(2)		Duluth, GA	November 17, 2017	23,696
St. Vincent Building	(2)		Indianapolis, IN	November 17, 2017	60,124
Gwinnett Physicians Center	(2)	(9)	Lawrenceville, GA	December 1, 2017	51,721
Apple Valley Medical Center	(2)		Apple Valley, MN	December 18, 2017	21,500
Desert Cove MOB	(2)	(10)	Scottsdale, AZ	December 18, 2017	4,560
Westgate MOB	(2)		Glendale, AZ	December 21, 2017	15,800
Loan Investments	(11)		Various	Various	39,063
					$1,414,179

(1)	“MOB” means medical office building. “ASC” means ambulatory surgical center.

(2)	The Company accounted for these acquisitions as business combinations pursuant to the acquisition method and expensed total acquisition costs of $16.6 million.

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

(6)	The Company partially funded the purchase price of this acquisition by issuing a total of 2,247,817 OP Units valued at approximately $44.3 million on the date of issuance.

(7)	The Company accounted for these acquisitions as asset acquisitions and capitalized total acquisition costs of $0.5 million.

(8)	The Company acquired an additional 3.2% interest in the Great Falls Clinic joint venture from the predecessor owner, increasing the Company’s total interest to 85.0%.

(9)	As part of this acquisition, the Company assumed a $17.6 million mortgage on the facility.

(10)	The Company acquired an additional 57.0% ownership interest in Desert Cove MOB, LLC increasing the Company’s total interest to 100.0%.

(11)	The Company’s loan investments include 8 separate transactions at a weighted average interest rate of 8.1%.

For 2017, the Company recorded revenues and net income of $49.6 million and $8.6 million, respectively, from its 2017 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2018	December 31, 2017
Land	$17,316	$38,358
Building and improvements	217,916	1,168,741
In-place lease intangible	34,358	128,370
Above market in-place lease intangible	1,090	18,967
Below market in-place lease intangible	(959)	(4,270)
Above market in-place ground lease	—	(4,620)
Below market in-place ground lease	5,329	17,683
Contingent consideration	—	(765)
Receivable	—	434
Debt assumed	—	(43,989)
Issuance of OP Units	—	(44,978)
Investment in unconsolidated entity	—	(2,871)
Mortgage escrow	3,790	—
Prepaid expenses	(2,628)	—
Issuance of Series A Preferred Units	(22,651)	—
Net assets acquired	$253,561	$1,271,060

Dispositions

On February 16, 2018, the Company sold 1 medical office building located in Florida for approximately $1.4 million and recognized a net loss on the sale of approximately $0.1 million. On March 30, 2018, the Company sold 1 medical office building located in Michigan for approximately $1.1 million and recognized a net gain on the sale of approximately $0.1 million. On June 28, 2018, the Company sold 15 medical office buildings located in 3 states for approximately $90.7 million and recognized a net loss on the sale of approximately $2.6 million. On July 27, 2018, the Company sold 17 medical office buildings located in 7 states for approximately $127.2 million and recognized a net gain on the sale of approximately $14.2 million.

The following table summarizes revenues and net income related to the 2018 disposition properties for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue	$12,287	$23,960	$24,090

Income before gain on sale of investment properties, net	$5,027	$5,765	$7,142
Gain on sale of investment properties, net	11,664	—	—
Net income	$16,691	$5,765	$7,142

The following table summarizes revenues and net income related to the 2017 disposition properties for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$823	$1,967

Income before gain on sale of investment properties, net	$—	$108	$433
Gain on sale of investment properties, net	—	5,870	—
Net income	$—	$5,978	$433

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$340,428	$(111,500)	$228,928	$343,429	$(85,424)	$258,005
Above-market leases	45,568	(13,621)	31,947	54,148	(11,968)	42,180
Leasehold interest	712	(242)	470	712	(183)	529
Below-market ground lease	65,676	(2,194)	63,482	60,424	(1,344)	59,080
Total	$452,384	$(127,557)	$324,827	$458,713	$(98,919)	$359,794
Liabilities
Below-market lease	$14,654	$(6,768)	$7,886	$14,344	$(4,479)	$9,865
Above-market ground lease	5,965	(266)	5,699	5,965	(128)	5,837
Total	$20,619	$(7,034)	$13,585	$20,309	$(4,607)	$15,702

The following is a summary of the Company’s acquired lease intangible amortization for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	December 31,
	2018	2017	2016
Amortization expense related to in-place leases	$50,082	$37,073	$28,902
Decrease of rental income related to above-market leases	5,194	5,357	4,403
Decrease of rental income related to leasehold interests	59	59	59
Increase of rental income related to below-market leases	2,718	2,309	1,835
Decrease of operating expense related to above-market ground leases	139	84	24
Increase in operating expense related to below-market ground leases	1,013	810	471

For the year ended December 31, 2018, the Company wrote off in-place lease intangibles of $9.6 million, net of previously recognized accumulated amortization, which included $6.6 million related to a lease termination. In addition, the Company had amortization of $11.9 million related to assets sold during the twelve months ended December 31, 2018.

Future aggregate net amortization of the Company’s acquired lease intangibles as of December 31, 2018, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2019	$(2,592)	$35,405
2020	(2,695)	32,721
2021	(2,648)	30,475
2022	(2,203)	26,686
2023	(1,899)	23,998
Thereafter	(12,494)	137,426
Total	$(24,531)	$286,711

For the year ended December 31, 2018, the weighted average amortization periods for asset lease intangibles and liability lease intangibles are 20 years and 21 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Straight-line rent receivable, net	$64,245	$47,599
Notes receivable	20,628	—
Prepaid expenses	16,017	18,103
Interest rate swap	15,121	14,693
Lease inducements, net	13,233	14,232
Leasing commissions, net	6,221	4,128
Escrows	5,534	1,996
Earnest deposits	—	2,780
Other	3,760	2,771
Total	$144,759	$106,302

Note 6. Debt

The following is a summary of debt as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018		2017
Fixed interest mortgage notes	$101,832	(1)	$158,171	(2)
Variable interest mortgage notes	6,830	(3)	28,509	(4)
Total mortgage debt	108,662		186,680
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.10% at December 31, 2018 and LIBOR plus 1.20% at December 30, 2017, due September 2022	215,000		80,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000		400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000		350,000
$250 million unsecured term borrowing bearing fixed interest of 2.32% at December 31, 2018 and 2.87% at December 31, 2017, due June 2023	250,000	(5)	250,000	(6)
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000		150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000		75,000
Total principal	1,548,662		1,491,680
Unamortized deferred financing costs	(9,920)		(7,808)
Unamortized discounts	(6,086)		(6,663)
Unamortized fair value adjustments	197		259
Total debt	$1,532,853		$1,477,468

(1)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.26%, and due in 2020, 2021, 2022, and 2024 collateralized by five properties with a net book value of $174.2 million.

(2)
Fixed interest mortgage notes, bearing interest from 3.00% to 5.50%, with a weighted average interest rate of 4.45%, and due in 2018, 2019, 2020, 2021, 2022, and 2024 collateralized by nine properties with a net book value of $267.7 million.

(3)
Variable interest mortgage note, bearing variable interest of LIBOR plus 2.75%, with an average interest rate of 5.21% and due in 2028, collateralized by one property with a net book value of $8.6 million.

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

On August 7, 2018, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which extended the maturity date of the revolving credit facility under the Credit Agreement to September 18, 2022 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes unsecured revolving credit facility of $850 million and contains a term loan feature of $250 million, bringing total borrowing capacity to $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion. The revolving credit facility under the Credit Agreement also includes a one-year extension option.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2018, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 1.10%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Pursuant to the credit agreement, borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.25%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for a current all-in fixed rate of 2.32%. As of December 31, 2018, both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2018, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of December 31, 2018, the Company had $215.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $17.0 million with no outstanding balance as of December 31, 2018. As defined by the Credit Agreement, $618.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

On December 1, 2017, the Operating Partnership issued and sold $350.0 million aggregate principal amount of 3.95% Senior Notes which will mature on January 15, 2028. The Senior Notes began accruing interest on December 1, 2017 and began paying interest semi-annually beginning July 15, 2018. The Senior Notes were sold at an issue price of 99.78% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $347.0 million.

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2018, the Trust was in compliance with all senior notes and mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2018, are as follows (in thousands):

2019	$25,205
2020	25,470
2021	8,289
2022	235,818
2023	266,000
Thereafter	987,880
Total Payments	$1,548,662

As of December 31, 2018 and 2017, the Company had total consolidated indebtedness of approximately $1.5 billion. The weighted average interest rate on consolidated indebtedness was 3.81% as of December 31, 2018 (based on the 30-day LIBOR rate as of December 31, 2018 of 2.46%). The weighted average interest rate on consolidated indebtedness was 3.93% as of December 31, 2017 (based on the 30-day LIBOR rate as of December 31, 2017 of 1.49%).

Note 7. Derivatives

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sales exception.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2018, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2018 hedge ineffectiveness was insignificant. The Company expects hedge ineffectiveness to be insignificant in the next 12 months.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.32%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at December 31, 2018 (included in Other assets)		$15,121
Asset balance at December 31, 2017 (included in Other assets)		$14,693

(1)
1.07% effective swap rate plus 1.25% spread per Credit Agreement. As of December 31, 2017, the effective fixed interest rate was 2.87% with a 1.07% effective swap rate plus 1.80% spread per the previous Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Real estate taxes payable	$21,043	$16,103
Prepaid rent	18,745	10,496
Accrued interest	16,038	11,107
Accrued expenses	5,122	8,751
Embedded derivative	3,673	—
Security deposits	3,118	2,882
Tenant improvement allowance	2,784	3,065
Accrued incentive compensation	1,323	1,625
Contingent consideration	753	1,454
Other	3,683	922
Total	$76,282	$56,405

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

Restricted Common Shares:

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. During 2016, a total of 155,306 restricted common shares with a total value of $2.8 million were granted to Company employees with vesting periods ranging from one to three years. During 2017, the Trust granted a total of 143,593 restricted common shares with a total value of $2.8 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2018, the Trust granted a total of 206,446 restricted common shares with a total value of $3.1 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients.

The following is summary of the status of the Trust’s non-vested restricted common shares during 2018, 2017, and 2016:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	311,839	$14.17
Granted	155,306	17.96
Vested	(170,034)	14.16
Forfeited	(326)	15.36
Non-vested at December 31, 2016	296,785	16.16
Granted	143,593	19.74
Vested	(266,552)	16.00
Forfeited	(550)	18.78
Non-vested at December 31, 2017	173,276	19.36
Granted	206,446	14.87
Vested	(153,325)	19.32
Forfeited	(1,258)	16.27
Non-vested at December 31, 2018	225,139	$15.29

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the years ended December 31, 2018, 2017, and 2016 the Company recognized non-cash share compensation of $3.1 million, $3.1 million, and $3.6 million, respectively. Unrecognized compensation expense at December 31, 2018, 2017, and 2016 was $1.0 million, $1.0 million, and $1.2 million, respectively.

Restricted Share Units:

In March 2018, March 2017, and March 2016 under the Trust’s 2013 Plan, the Trust granted (i) restricted share units at a target level of 254,282, 174,320, and 104,553 respectively, to the Trust’s senior management, which are subject to certain performance and market conditions and a three-year service period and (ii) 50,745, 32,831, and 36,784 restricted share units, respectively, to the members of the Board of Trustees, which are subject to a two-year vesting period. Each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 40% of the restricted share units issued to officers in 2018, 70% issued to officers in 2017, and 80% issued to officers in 2016, vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values in 2018, 2017, and 2016 of $19.28, $33.43, and $28.50 per unit, respectively, using the following assumptions:

	2018	2017	2016
Volatility	21.7%	21.5%	20.3%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	2.8 years	2.8 years	2.8 years
Risk-free rate	2.40%	1.68%	1.07%
Stock price (per share)	$14.78	$19.80	$17.67

 The remaining 60% of the restricted share units issued to officers in 2018, 30% issued to officers in 2017, and 20% issued to officers in 2016, vest based upon certain performance conditions. With respect to the performance conditions of the March 2018 grant, the grant date fair value of $14.78 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2018 restricted share units issued to officers is $16.58 per unit. With respect to the performance conditions of the March 2017 grant, the grant date fair value of $19.80 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2017 restricted share units issued to officers is $29.34 per unit. With respect to the performance conditions of the March 2016 grant, the grant date fair value of $17.67 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2016 restricted share units issued to officers is $26.33 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2018, 2017, and 2016:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	130,930		$18.48	40,957	$15.87
Granted	104,553		26.33	36,784	17.67
Vested	—		—	(20,481)	15.87
Non-vested at December 31, 2016	235,483		21.84	57,260	17.03
Granted	174,320		29.34	32,831	19.80
Vested	(55,680)	(1)	16.94	(38,871)	16.72
Non-vested at December 31, 2017	354,123		26.30	51,220	19.04
Granted	254,282		16.58	50,745	14.78
Vested	(75,250)	(2)	19.22	(34,807)	18.67
Non-vested at December 31, 2018	533,155		$22.66	67,158	$16.01

(1)
Restricted units vested by Company executives in 2017 resulted in the issuance of 105,792 common shares, less 50,582 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

(2)
Restricted units vested by Company executives in 2018 resulted in the issuance of 126,108 common shares, less 56,502 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

The Company recognized $5.5 million, $3.6 million, and $2.1 million of non-cash share unit compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively. Unrecognized compensation expense at December 31, 2018, 2017, and 2016 was $5.2 million, $5.0 million, and $2.8 million, respectively.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability. As part of the Company’s acquisition process, Level 3 inputs are used to measure the fair value of the assets acquired and liabilities assumed.

The Company’s derivative instruments as of December 31, 2018, consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of December 31, 2018.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$55,659	$54,782	$76,195	$75,288
Note receivable	$20,628	$20,628	$—	$—
Derivative assets	$15,121	$15,121	$14,693	$14,693
Liabilities:
Credit facility	$(465,000)	$(465,000)	$(330,000)	$(330,000)
Notes payable	$(975,000)	$(914,918)	$(975,000)	$(970,975)
Mortgage debt	$(108,859)	$(107,131)	$(186,939)	$(185,743)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2019 through 2039. As of December 31, 2018, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2019	$287,092
2020	284,097
2021	279,242
2022	268,910
2023	258,363
Thereafter	1,112,466
Total	$2,490,170

Note 12. Rent Expense

The Company leases the rights to parking structures at 3 of its properties, the air space above 1 property, and the land upon which 76 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company leases 5 individual office spaces. The leases require fixed rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 87 years remaining, excluding extension options. As of December 31, 2018, the future minimum lease obligations under non-cancelable parking, air, ground, and office leases were as follows (in thousands):

2019	$3,058
2020	3,013
2021	3,037
2022	3,030
2023	3,017
Thereafter	143,094
Total	$158,249

Rent expense for the parking, air, and ground leases of $2.4 million, $2.4 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively, are reported in operating expenses in the consolidated statements of income. Rent expense for office leases was $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively, and was insignificant for the year ended December 31, 2016, and is reported within general and administrative expenses in the consolidated statements of income.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. Annualized base rent is calculated by multiplying contractual base rent for the month ended December 31, 2018 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of December 31, 2018 (in thousands):

Tenant	Total ABR	Percent of ABR
CHI - Nebraska	$16,336	5.7%
CHI - KentuckyOne Health	13,577	4.8%
Northside Hospital	10,086	3.5%
Baylor Scott and White Health	7,583	2.7%
Ascension - St. Vincent's - Indianapolis	7,291	2.5%
Remaining portfolio	231,141	80.8%
Total	$286,014	100.0%

Annualized base rent collected from the Company’s top five tenant relationships comprises 19.2% of its total annualized base rent for the period ending December 31, 2018. Total annualized base rent from CHI affiliated tenants totals 19.2%, including the affiliates disclosed above. Although CHI is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and the affiliates that are parties to the master lease agreements, which were entered into in connection with the closing of the transactions. Consolidated financial statements of CHI, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the Catholic Health Initiatives website (http://www.catholichealthinitiatives.org/). Information included on the CHI website is not incorporated by reference within this Annual Report on Form 10-K.

The following table summarizes certain information about the Company’s top five geographic concentrations as of December 31, 2018 (in thousands):

State	Total ABR	Percent of ABR
Texas	$44,064	15.4%
Georgia	24,716	8.6%
Indiana	19,824	6.9%
Nebraska	17,739	6.2%
Minnesota	17,154	6.0%
Other	162,517	56.9%
Total	$286,014	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator for earnings per share - basic:
Net income	$58,321	$39,773	$31,522
Net income attributable to noncontrolling interests:
Operating Partnership	(1,576)	(1,136)	(825)
Partially owned properties	(515)	(491)	(716)
Preferred distributions	(1,340)	(731)	(1,857)
Numerator for earnings per share - basic:	$54,890	$37,415	$28,124
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	54,890	37,415	28,124
Operating Partnership net income	1,576	1,136	825
Numerator for earnings per share - diluted	$56,466	$38,551	$28,949
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	182,064,064	163,123,109	126,143,114
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,329,270	4,839,967	3,692,095
Restricted common shares	99,129	89,497	205,036
Restricted share units	34,299	178,726	426,648
Denominator for earnings per share - diluted	187,526,762	168,231,299	130,466,893
Earnings per share - basic	$0.30	$0.23	$0.22
Earnings per share - diluted	$0.30	$0.23	$0.22

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Year Ended December 31,
	2018	2017	2016
Numerator for earnings per unit - basic and diluted:
Net income	$58,321	$39,773	$31,522
Net income attributable to noncontrolling interests - partially owned properties	(515)	(491)	(716)
Preferred distributions	(1,340)	(731)	(1,857)
Numerator for earnings per unit - basic and diluted	$56,466	$38,551	$28,949
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	187,393,334	167,963,076	129,835,209
Effect of dilutive securities:
Restricted common shares	99,129	89,497	205,036
Restricted share units	34,299	178,726	426,648
Denominator for earnings per unit - diluted	187,526,762	168,231,299	130,466,893
Earnings per unit - basic	$0.30	$0.23	$0.22
Earnings per unit - diluted	$0.30	$0.23	$0.22

Note 15. Subsequent Events

On January 18, 2019, the Company made a construction loan to finance the construction of a 27,000 square foot cancer center in Denton, Texas up to $15.5 million. The loan bears interest at a rate of 5.50% on the outstanding principal balance during construction and 6.25% following substantial completion. The 100% pre-leased development is located across the street from the 208-bed Texas Health Presbyterian Hospital Denton campus. As of February 22, 2019, $5.0 million has been funded under the construction loan facility.

On February 13, 2019, the Company funded a $15.0 million term loan that is secured by a first mortgage on real estate being developed in Columbus, Ohio and by a full recourse guaranty. The loan bears interest at a rate of 8.5% during its one-year term.

On February 1, 2019, Catholic Health Initiatives and Dignity Health completed the previously announced merger to form CommonSpirit Health. As of February 22, 2019, the Company’s total annualized base rent from CommonSpirit affiliated tenants totals 20.8%, which includes both health systems identified above.

Note 16. Quarterly Data (Unaudited)

Physicians Realty Trust

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common share and per share amounts.

As a result of the acquisition activity and equity offerings throughout 2018 and 2017, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2018	March 31	June 30	September 30	December 31
Total revenues	$105,223	$106,989	$105,028	$105,311
Net income	11,332	12,062	23,771	11,156
Net income attributable to common shareholders	10,421	11,303	22,712	10,454
Earnings per share – basic:
Net income available to common shareholders	$0.06	$0.06	$0.12	$0.06
Weighted average number of shares outstanding	181,809,570	182,002,062	182,076,513	182,361,904
Earnings per share – diluted:
Net income available to common shareholders	$0.06	$0.06	$0.12	$0.06
Weighted average number of shares outstanding	187,317,243	187,431,132	187,473,230	187,847,406

	Quarter Ended
2017	March 31	June 30	September 30	December 31
Total revenues	$76,666	$76,599	$92,999	$97,320
Net income	6,716	10,331	12,539	10,187
Net income available to common shareholders	6,191	9,670	12,018	9,536
Earnings per share – basic:
Net income available to common shareholders	$0.04	$0.06	$0.07	$0.05
Weighted average number of shares outstanding	138,986,629	155,366,080	177,847,424	179,683,948
Earnings per share – diluted:
Net income available to common shareholders	$0.04	$0.06	$0.07	$0.05
Weighted average number of shares outstanding	142,605,930	161,012,360	183,298,145	185,273,236

Physicians Realty L.P.

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common unit and per unit amounts.

As a result of the acquisition activity and equity offerings throughout 2018 and 2017, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2018	March 31	June 30	September 30	December 31
Total revenues	$105,223	$106,989	$105,028	$105,311
Net income	11,332	12,062	23,771	11,156
Net income attributable to common unitholders	10,734	11,634	23,368	10,730
Earnings per unit – basic:
Net income available to common unitholders	$0.06	$0.06	$0.12	$0.06
Weighted average number of units outstanding	187,264,064	187,394,619	187,367,538	187,544,319
Earnings per unit – diluted:
Net income available to common unitholders	$0.06	$0.06	$0.12	$0.06
Weighted average number of units outstanding	187,317,243	187,431,132	187,473,230	187,847,406

	Quarter Ended
2017	March 31	June 30	September 30	December 31
Total revenues	$76,666	$76,599	$92,999	$97,320
Net income	6,716	10,331	12,539	10,187
Net income attributable to common unitholders	6,338	9,984	12,380	9,849
Earnings per unit – basic:
Net income available to common unitholders	$0.04	$0.06	$0.07	$0.05
Weighted average number of units outstanding	142,172,746	160,765,345	183,227,405	185,048,580
Earnings per unit – diluted:
Net income available to common unitholders	$0.04	$0.06	$0.07	$0.05
Weighted average number of units outstanding	142,605,930	161,012,360	183,298,145	185,273,236

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(dollars in thousands)

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(dollars in thousands)

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(dollars in thousands)

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(dollars in thousands)

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Arrowhead Commons	Phoenix, AZ	$—	$740	$2,551	$748	$740	$3,299	$4,039	$(697)	2004	5/31/2008	46
Aurora Medical Office Building	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(274)	2010	4/15/2010	50
El Paso Medical Office Building	El Paso, TX	—	860	2,866	406	860	3,272	4,132	(1,984)	1987	8/24/2006	21
Firehouse Square	Milwaukee, WI	—	1,120	2,768	—	1,120	2,768	3,888	(1,053)	2002	8/15/2007	30
Hackley Medical Center	Grand Rapids, MI	—	1,840	6,402	183	1,840	6,585	8,425	(2,622)	1968	12/22/2006	30
MeadowView Professional Center	Kingsport, TN	—	2,270	11,344	37	2,270	11,381	13,651	(4,431)	2005	5/10/2007	30
Mid Coast Hospital Medical Office Building	Portland, ME	6,830	—	11,247	98	—	11,345	11,345	(3,996)	2008	5/1/2008	42
New Albany Professional Building	Columbus, OH	—	237	2,767	590	237	3,357	3,594	(921)	2000	1/4/2008	42
Remington Medical Commons	Chicago, IL	—	895	6,499	356	895	6,855	7,750	(2,483)	2008	6/1/2008	30
Valley West Hospital Medical Office Building	Chicago, IL	—	—	6,275	620	—	6,895	6,895	(2,578)	2007	11/1/2007	30
East El Paso Medical Office Building	El Paso, TX	—	710	4,500	—	710	4,500	5,210	(686)	2004	8/30/2013	35
East El Paso Surgical Hospital	El Paso, TX	—	3,070	23,627	—	3,070	23,627	26,697	(3,500)	2004	8/30/2013	36
LifeCare Plano LTACH	Plano, TX	—	3,370	11,689	455	3,370	12,144	15,514	(2,621)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	—	—	34,208	—	—	34,208	34,208	(3,742)	2010	9/30/2013	48
Foundation Surgical Affiliates Medical Office Building	Oklahoma City, OK	6,901	1,300	12,724	—	1,300	12,724	14,024	(1,554)	2004	9/30/2013	43
Central Ohio Neurosurgical Surgeons Medical Office	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(880)	2007	11/27/2013	44
Great Falls Ambulatory Surgery Center	Great Falls, MT	—	203	3,224	67	203	3,291	3,494	(508)	1999	12/11/2013	33
Foundation San Antonio Surgical Hospital	San Antonio, TX	—	2,230	23,346	43	2,230	23,389	25,619	(3,681)	2007	2/19/2014	35
21st Century Radiation Oncology Centers — Sarasota	Sarasota, FL	—	633	6,557	—	633	6,557	7,190	(1,222)	1975	2/26/2014	27
21st Century Radiation Oncology Centers - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(460)	1987	2/26/2014	35
21st Century Radiation Oncology Centers - Englewood	Englewood, FL	—	350	1,878	—	350	1,878	2,228	(263)	1992	2/26/2014	38
Foundation San Antonio Healthplex	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(605)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	17,000	—	27,435	25,054	—	52,489	52,489	(7,526)	1987	2/28/2014	25
LifeCare LTACH — Fort Worth	Fort Worth, TX	—	2,730	24,639	—	2,730	24,639	27,369	(4,005)	1985	3/28/2014	30
LifeCare LTACH — Pittsburgh	Pittsburgh, PA	—	1,142	11,737	—	1,142	11,737	12,879	(1,994)	1987	3/28/2014	30
PinnacleHealth Medical Office Building	Harrisburg, PA	—	795	4,601	31	795	4,632	5,427	(931)	1990	4/22/2014	25
Pinnacle Health Medical Office Building	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(324)	2002	4/22/2014	35
South Bend Orthopaedics Medical Office Building	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(1,521)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	116	185	5,936	6,121	(1,105)	1975	4/30/2014	30
Mississippi Ortho Medical Office Building	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(2,119)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	174	—	4,091	4,091	(765)	1993	5/28/2014	25
Renaissance Ambulatory Surgery Center	Oshkosh, WI	—	228	7,658	17	228	7,675	7,903	(897)	2007	6/30/2014	40
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(737)	1996	6/30/2014	30
500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(475)	2000	7/1/2014	35
550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(2,039)	2000	7/1/2014	35
574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(204)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(409)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(852)	2010	7/28/2014	35
The Oaks @ Lady Lake	Lady Lake, FL	—	1,065	8,642	—	1,065	8,642	9,707	(918)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(672)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(1,474)	1995	9/5/2014	35
Zangmeister	Columbus, OH	—	1,610	31,120	4	1,610	31,124	32,734	(3,458)	2007	9/30/2014	40
Ortho One - Columbus	Columbus, OH	—	—	16,234	7	—	16,241	16,241	(1,712)	2009	9/30/2014	45
Ortho One - Westerville	Columbus, OH	—	362	3,944	—	362	3,944	4,306	(429)	2007	9/30/2014	43
Berger Medical Center	Columbus, OH	—	—	5,950	—	—	5,950	5,950	(733)	2007	9/30/2014	38
El Paso - Lee Trevino	El Paso, TX	—	2,294	11,316	432	2,294	11,748	14,042	(1,774)	1983	9/30/2014	30
El Paso - Murchison	El Paso, TX	—	2,283	24,543	476	2,283	25,019	27,302	(3,641)	1970	9/30/2014	30
El Paso - Kenworthy	El Paso, TX	—	728	2,178	80	728	2,258	2,986	(303)	1983	9/30/2014	35
Pinnacle - 32 Northeast	Harrisburg, PA	—	408	3,232	102	408	3,334	3,742	(467)	1994	10/29/2014	33
Pinnacle - 4518 Union Deposit	Harrisburg, PA	—	617	7,305	15	617	7,320	7,937	(1,058)	2000	10/29/2014	31
Pinnacle - 4520 Union Deposit	Harrisburg, PA	—	169	2,055	29	169	2,084	2,253	(322)	1997	10/29/2014	28
Pinnacle - 240 Grandview	Harrisburg, PA	—	321	4,242	97	321	4,339	4,660	(541)	1980	10/29/2014	35
Pinnacle - Market Place Way	Harrisburg, PA	—	808	2,383	32	808	2,415	3,223	(413)	2004	10/29/2014	35
Middletown Medical - 111 Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(1,204)	1988	11/28/2014	35
Middletown Medical - 2 Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(360)	1992	11/28/2014	35

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Napoleon Medical Office Building	New Orleans, LA	—	1,202	7,412	1,142	1,202	8,554	9,756	(1,406)	1974	12/19/2014	25
West TN Bone & Joint - Physicians Drive	Jackson, TN	—	1,661	2,960	6	1,661	2,966	4,627	(359)	1991	12/30/2014	35
Edina MOB	Edina MN	—	504	10,006	1,316	504	11,322	11,826	(2,128)	1979	1/22/2015	24
Crystal MOB	Crystal, MN	—	945	11,862	51	945	11,913	12,858	(1,180)	2012	1/22/2015	47
Savage MOB	Savage, MN	5,284	1,281	10,021	—	1,281	10,021	11,302	(1,034)	2011	1/22/2015	48
Dell Road MOB	Chanhassen, MN	—	800	4,520	153	800	4,673	5,473	(530)	2008	1/22/2015	43
Methodist Sports MOB	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(1,067)	2008	1/28/2015	33
Vadnais Heights MOB	Vadnais Heights, MN	—	2,751	12,233	—	2,751	12,233	14,984	(1,435)	2013	1/29/2015	43
Minnetonka MOB	Minnetonka, MN	—	1,770	19,797	—	1,770	19,797	21,567	(1,955)	2014	2/5/2015	49
Jamestown MOB	Jamestown, ND	—	656	9,440	194	656	9,634	10,290	(1,151)	2013	2/5/2015	43
Indiana American II	Greenwood, IN	—	862	6,901	682	862	7,583	8,445	(927)	2008	2/13/2015	38
Indiana American III	Greenwood, IN	—	741	1,846	341	741	2,187	2,928	(389)	2001	2/13/2015	31
Indiana American IV	Greenwood, IN	—	771	1,928	169	771	2,097	2,868	(291)	2001	2/13/2015	31
Southpointe	Indianapolis, IN	—	563	1,741	343	563	2,084	2,647	(423)	1993	2/13/2015	27
Minnesota Eye MOB	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(801)	2014	2/17/2015	44
Baylor Cancer Center	Dallas, TX	—	855	6,007	57	855	6,064	6,919	(579)	2001	2/27/2015	43
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	47	1,397	10,482	11,879	(1,221)	2004	2/27/2015	35
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	6,056	1,379	10,238	11,617	(1,625)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	759	534	10,923	11,457	(1,517)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	58	210	3,375	3,585	(466)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	31	372	6,676	7,048	(836)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	133	353	8,359	8,712	(1,103)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	33	282	7,107	7,389	(805)	2008	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(509)	2013	4/10/2015	43
Baton Rouge MOB	Baton Rouge, LA	—	711	7,720	—	711	7,720	8,431	(867)	2003	4/15/2015	35
Healthpark Medical Center	Grand Blanc, MI	—	—	17,624	22	—	17,646	17,646	(1,972)	2006	4/30/2015	36
Northern Ohio Medical Center	Sheffield, OH	—	644	9,162	—	644	9,162	9,806	(1,700)	1999	5/28/2015	20
University of Michigan - Northville MOB	Livonia, MI	—	2,200	8,627	178	2,200	8,805	11,005	(1,128)	1988	5/29/2015	30
Coon Rapids Medical Center MOB	Coon Rapids, MN	—	607	5,857	—	607	5,857	6,464	(649)	2007	6/1/2015	35
Premier Landmark MOB	Bloomington, IN	—	872	10,537	—	872	10,537	11,409	(1,012)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(710)	2003	6/26/2015	40
Brookstone Physician Center MOB	Jacksonville, AL	—	—	1,913	—	—	1,913	1,913	(232)	2007	6/30/2015	31
Hillside Medical Center MOB	Hanover, PA	—	812	13,217	235	812	13,452	14,264	(1,373)	2003	6/30/2015	35
Randall Road MOB	Elgin, IL	—	1,124	15,404	486	1,124	15,890	17,014	(1,498)	2006	6/30/2015	38
Medical Specialists of Palm Beach MOB	Atlantis, FL	—	—	7,560	6	—	7,566	7,566	(765)	2002	7/24/2015	37
OhioHealth - SW Health Center MOB	Grove City, OH	—	1,363	8,516	—	1,363	8,516	9,879	(900)	2001	7/31/2015	37
Trios Health MOB	Kennewick, WA	—	1,492	55,178	3,795	1,492	58,973	60,465	(4,517)	2015	7/31/2015	45
IMS - Paradise Valley MOB	Phoenix, AZ	—	—	25,893	14	—	25,907	25,907	(2,316)	2004	8/14/2015	43
IMS - Avondale MOB	Avondale, AZ	—	1,818	18,108	10	1,818	18,118	19,936	(1,457)	2006	8/19/2015	45
IMS - Palm Valley MOB	Goodyear, AZ	—	2,666	28,655	—	2,666	28,655	31,321	(2,404)	2006	8/19/2015	43
IMS - North Mountain MOB	Phoenix, AZ	—	—	42,877	504	—	43,381	43,381	(3,429)	2008	8/31/2015	47
Memorial Hermann - Phase I	Katy, TX	—	822	6,797	31	822	6,828	7,650	(631)	2005	9/1/2015	39
Memorial Hermann - Phase II	Katy, TX	—	1,560	25,601	110	1,560	25,711	27,271	(2,254)	2006	9/1/2015	40
New Albany Medical Center MOB	New Albany, OH	—	1,600	8,505	339	1,600	8,844	10,444	(913)	2005	9/9/2015	37
Fountain Hills Medical Campus MOB	Fountain Hills, AZ	—	2,593	7,635	704	2,593	8,339	10,932	(761)	1995	9/30/2015	39
Fairhope MOB	Fairhope, AL	—	640	5,227	659	640	5,886	6,526	(564)	2005	10/13/2015	38
Foley MOB	Foley, AL	—	365	732	—	365	732	1,097	(69)	1997	10/13/2015	40
Foley Venture	Foley, AL	—	420	1,118	—	420	1,118	1,538	(106)	2002	10/13/2015	38
North Okaloosa MOB	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(88)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	—	380	1,237	1,617	(109)	2009	10/13/2015	41
Sorrento Road	Pensacola, FL	—	170	894	—	170	894	1,064	(79)	2010	10/13/2015	41
Breakfast Point Medical Park	Panama City, FL	—	—	817	—	—	817	817	(68)	2012	10/13/2015	42
Panama City Beach	Panama City, FL	—	—	739	—	—	739	739	(61)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(100)	2010	10/13/2015	41
Ft. Walton Beach	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(91)	1979	10/13/2015	35
Panama City	Panama City, FL	—	—	661	—	—	661	661	(60)	2003	10/13/2015	38
Pensacola - Catalyst	Pensacola, FL	—	220	1,685	70	220	1,755	1,975	(151)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(492)	2013	10/19/2015	45
Cambridge Professional Center MOB	Waldorf, MD	—	590	8,520	338	590	8,858	9,448	(874)	1999	10/30/2015	35
HonorHealth 44th Street MOB	Phoenix, AZ	—	515	3,884	1,320	515	5,204	5,719	(617)	1988	11/13/2015	28

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Mercy Medical Center MOB	Fenton, MO	—	1,201	6,778	—	1,201	6,778	7,979	(575)	1999	12/1/2015	40
Nashville MOB	Nashville, TN	—	1,555	39,713	273	1,555	39,986	41,541	(2,679)	2015	12/17/2015	45.5
Great Falls Clinic MOB	Great Falls, MT	—	1,687	27,402	441	1,687	27,843	29,530	(2,243)	2004	12/29/2015	40
Great Falls Hospital	Great Falls, MT	—	1,026	25,262	—	1,026	25,262	26,288	(1,982)	2015	1/25/2016	40
Monterey Medical Center ASC	Stuart, FL	—	380	5,064	—	380	5,064	5,444	(365)	2013	2/1/2016	42
Park Nicollet Clinic	Chanhassen, MN	—	1,941	14,555	—	1,941	14,555	16,496	(1,154)	2005	2/8/2016	40
HEB Cancer Center	Bedford, TX	—	—	11,839	6	—	11,845	11,845	(833)	2014	2/12/2016	44
Riverview Medical Center	Lancaster, OH	—	1,313	10,243	68	1,313	10,311	11,624	(989)	1997	2/26/2016	33
St. Luke's Cornwall MOB	Cornwall, NY	—	—	13,017	—	—	13,017	13,017	(1,158)	2006	2/26/2016	35
HonorHealth Glendale	Glendale, AZ	—	1,770	8,089	—	1,770	8,089	9,859	(544)	2015	3/15/2016	45
Columbia MOB	Hudson, NY	—	—	16,550	36	—	16,586	16,586	(1,340)	2006	3/21/2016	35
St Vincent POB 1	Birmingham, AL	—	—	10,172	267	—	10,439	10,439	(1,977)	1975	3/23/2016	15
St Vincent POB 2	Birmingham, AL	—	48	6,624	280	48	6,904	6,952	(1,372)	1988	3/23/2016	15
St Vincent POB 3	Birmingham, AL	—	75	9,433	1,086	75	10,519	10,594	(1,179)	1992	3/23/2016	25
Emerson Medical Building	Creve Coeur, MO	—	1,590	9,853	125	1,590	9,978	11,568	(838)	1989	3/24/2016	35
Eye Associates of NM - Santa Fe	Santa Fe, NM	—	900	6,604	—	900	6,604	7,504	(565)	2002	3/31/2016	35
Eye Associates of NM - Albuquerque	Albuquerque, NM	—	1,020	7,832	13	1,020	7,845	8,865	(594)	2007	3/31/2016	40
Gardendale Surgery Center	Gardendale, AL	—	200	5,732	—	200	5,732	5,932	(393)	2011	4/11/2016	42
HealthEast - Curve Crest	Stillwater, MN	—	409	3,279	—	409	3,279	3,688	(232)	2011	4/14/2016	43
HealthEast - Victor Gardens	Hugo, MN	—	572	4,400	51	572	4,451	5,023	(333)	2008	4/14/2016	41
NOMS - Clyde	Clyde, OH	—	440	5,948	—	440	5,948	6,388	(383)	2015	5/10/2016	44
Blandford MOB	Little Rock, AR	—	203	2,386	—	203	2,386	2,589	(172)	1983	5/11/2016	40
Cardwell MOB	Lufkin, TX	—	—	8,348	215	—	8,563	8,563	(588)	1999	5/11/2016	42
Dacono Neighborhood Health	Dacono, CO	—	2,258	2,911	20	2,258	2,931	5,189	(279)	2014	5/11/2016	44
Franciscan Health	Tacoma, WA	—	711	9,096	65	711	9,161	9,872	(1,637)	1951	5/11/2016	15
Grand Island Specialty Clinic	Grand Island, NE	—	102	2,802	163	102	2,965	3,067	(225)	1978	5/11/2016	42
Hot Springs MOB	Hot Springs Village, AR	—	305	3,309	95	305	3,404	3,709	(340)	1988	5/11/2016	30
Jewish Medical Center East	Louisville, KY	—	—	81,248	119	—	81,367	81,367	(5,025)	2003	5/11/2016	45
Jewish Medical Center South MOB - 1	Shepherdsville, KY	—	—	15,861	235	—	16,096	16,096	(1,272)	2005	5/11/2016	39
Jewish Medical Plaza I	Louisville, KY	—	—	8,808	503	—	9,311	9,311	(743)	1970	5/11/2016	35
Jewish Medical Plaza II	Louisville, KY	—	—	5,216	1,473	—	6,689	6,689	(979)	1964	5/11/2016	15
Jewish OCC	Louisville, KY	—	—	35,703	177	—	35,880	35,880	(2,833)	1985	5/11/2016	34
Lexington Surgery Center	Lexington, KY	—	1,229	18,914	484	1,229	19,398	20,627	(1,745)	2000	5/11/2016	30
Medical Arts Pavilion	Lufkin, TX	—	—	6,215	265	—	6,480	6,480	(541)	2004	5/11/2016	33
Memorial Outpatient Center	Lufkin, TX	—	—	4,808	100	—	4,908	4,908	(334)	1990	5/11/2016	45
Midlands Two Professional Center	Papillion, NE	—	—	587	136	—	723	723	(369)	1976	5/11/2016	5
Parkview MOB	Little Rock, AR	—	705	4,343	76	705	4,419	5,124	(371)	1988	5/11/2016	35
Peak One ASC	Frisco, CO	—	—	5,763	285	—	6,048	6,048	(383)	2006	5/11/2016	44
Physicians Medical Center	Tacoma, WA	—	—	5,862	1,401	—	7,263	7,263	(609)	1977	5/11/2016	27
St. Alexius - Minot Medical Plaza	Minot, ND	—	—	26,078	—	—	26,078	26,078	(1,637)	2015	5/11/2016	49
St. Clare Medical Pavilion	Lakewood, WA	—	—	9,005	23	—	9,028	9,028	(857)	1989	5/11/2016	33
St. Joseph Medical Pavilion	Tacoma, WA	—	—	11,497	54	—	11,551	11,551	(949)	1989	5/11/2016	35
St. Joseph Office Park	Lexington, KY	—	3,722	12,675	4,221	3,722	16,896	20,618	(2,714)	1992	5/11/2016	14
St. Mary - Caritas Medical II	Louisville, KY	—	—	5,587	72	—	5,659	5,659	(458)	1979	5/11/2016	34
St. Mary - Caritas Medical III	Louisville, KY	—	—	383	200	—	583	583	(407)	1974	5/11/2016	2
Thornton Neighborhood Health	Thornton, CO	—	1,609	2,287	—	1,609	2,287	3,896	(211)	2014	5/11/2016	43
St. Francis MOB	Federal Way, WA	—	—	12,817	100	—	12,917	12,917	(1,006)	1987	6/2/2016	38
Children's Hospital MOB	Milwaukee, WI	—	476	4,897	—	476	4,897	5,373	(321)	2016	6/3/2016	45
Jewish Medical Center South MOB - 2	Shepherdsville, KY	—	27	3,827	—	27	3,827	3,854	(250)	2006	6/8/2016	40
Good Samaritan North Annex Building	Kearney, NE	—	—	2,734	—	—	2,734	2,734	(220)	1984	6/28/2016	37
NE Heart Institute Medical Building	Lincoln, NE	—	—	19,738	—	—	19,738	19,738	(1,055)	2004	6/28/2016	47
St. Vincent West MOB	Little Rock, AR	—	—	13,453	—	—	13,453	13,453	(746)	2012	6/29/2016	49
Meridan MOB	Englewood, CO	—	1,608	15,774	137	1,608	15,911	17,519	(1,202)	2002	6/29/2016	38
St. Mary - Caritas Medical I	Louisville, KY	—	—	8,774	374	—	9,148	9,148	(914)	1991	6/29/2016	25
St. Alexius - Medical Arts Pavilion	Bismarck, ND	—	—	12,902	144	—	13,046	13,046	(1,044)	1974	6/29/2016	32
St. Alexius - Mandan Clinic	Mandan, ND	—	708	7,700	172	708	7,872	8,580	(502)	2014	6/29/2016	43
St. Alexius - Orthopaedic Center	Bismarck, ND	—	—	13,881	413	—	14,294	14,294	(958)	1997	6/29/2016	39
St. Alexius - Rehab Center	Bismarck, ND	—	—	5,920	101	—	6,021	6,021	(639)	1997	6/29/2016	25
St. Alexius - Tech & Ed	Bismarck, ND	—	—	16,688	3	—	16,691	16,691	(1,132)	2011	6/29/2016	38
Good Samaritan MOB	Kearney, NE	—	—	24,154	437	—	24,591	24,591	(1,386)	1999	6/29/2016	45
Lakeside Two Professional Building	Omaha, NE	—	—	13,358	500	—	13,858	13,858	(903)	2000	6/29/2016	38

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Lakeside Wellness Center	Omaha, NE	—	—	10,177	219	—	10,396	10,396	(666)	2000	6/29/2016	39
McAuley Center	Omaha, NE	—	1,427	17,020	429	1,427	17,449	18,876	(1,557)	1988	6/29/2016	30
Memorial Health Center	Grand Island, NE	—	—	33,967	1,238	—	35,205	35,205	(2,554)	1955	6/29/2016	35
Missionary Ridge MOB	Chattanooga, TN	—	—	7,223	1,760	—	8,983	8,983	(1,902)	1976	6/29/2016	10
Pilot Medical Center	Birmingham, AL	—	1,419	14,528	45	1,419	14,573	15,992	(1,110)	2005	6/29/2016	35
St. Joseph Medical Clinic	Tacoma, WA	—	—	16,427	37	—	16,464	16,464	(1,383)	1991	6/30/2016	30
Woodlands Medical Arts Center	The Woodlands, TX	—	—	19,168	783	—	19,951	19,951	(1,490)	2001	6/30/2016	35
FESC MOB	Tacoma, WA	—	—	12,702	181	—	12,883	12,883	(1,608)	1980	6/30/2016	22
Prairie Care MOB	Maplewood, MN	—	525	3,099	—	525	3,099	3,624	(189)	2016	7/6/2016	45
Springwoods MOB	Spring, TX	—	3,821	14,830	4,562	3,821	19,392	23,213	(1,252)	2015	7/21/2016	44
Unity - ASC, Imaging & MOB	West Lafayette, IN	—	960	9,991	—	960	9,991	10,951	(732)	2001	8/8/2016	35
Unity - Medical Pavilion	West Lafayette, IN	—	1,070	12,454	—	1,070	12,454	13,524	(913)	2001	8/8/2016	35
Unity - Faith, Hope & Love	West Lafayette, IN	—	280	1,862	—	280	1,862	2,142	(137)	2001	8/8/2016	35
Unity - Immediate Care & OCC	West Lafayette, IN	—	300	1,833	—	300	1,833	2,133	(129)	2004	8/8/2016	37
Medical Village at Maitland	Orlando, FL	—	2,393	18,543	24	2,393	18,567	20,960	(1,072)	2006	8/23/2016	44
Tri-State Orthopaedics MOB	Evansville, IN	—	1,580	14,162	—	1,580	14,162	15,742	(968)	2004	8/30/2016	37
Maury Regional Healthcare MOB	Spring Hill, TN	—	—	15,619	320	—	15,939	15,939	(927)	2012	9/30/2016	41
Spring Ridge Medical Center	Wyomissing, PA	—	28	4,943	—	28	4,943	4,971	(319)	2002	9/30/2016	37
Doctors Community Hospital POB	Lanham, MD	—	—	23,034	—	—	23,034	23,034	(1,084)	2009	9/30/2016	48
Gig Harbor Medical Pavilion	Gig Harbor, WA	—	—	4,791	2,245	—	7,036	7,036	(552)	1991	9/30/2016	30
Midlands One Professional Center	Papillion, NE	—	—	14,922	4	—	14,926	14,926	(912)	2010	9/30/2016	37
N.W. Michigan Surgery Center Units #1, #2, & #4	Traverse City, MI	—	2,748	30,005	—	2,748	30,005	32,753	(1,688)	2004	10/28/2016	40
Northeast Medical Center	Fayetteville, NY	—	4,011	25,564	929	4,011	26,493	30,504	(2,015)	1998	11/23/2016	33
North Medical Center	Liverpool, NY	—	1,337	18,680	863	1,337	19,543	20,880	(1,299)	1989	11/23/2016	35
Cincinnati Eye Institute	Cincinnati, OH	—	2,050	32,546	—	2,050	32,546	34,596	(2,104)	1985	11/23/2016	35
HonorHealth - Scottsdale MOB	Scottsdale, AZ	—	3,340	4,288	1,702	3,340	5,990	9,330	(270)	2000	12/2/2016	45
Fox Valley Hematology & Oncology	Appleton, WI	—	1,590	26,666	—	1,590	26,666	28,256	(1,329)	2015	12/8/2016	44
Northern Vision Eye Center	Traverse City, MI	—	490	2,132	—	490	2,132	2,622	(137)	2006	12/15/2016	35
Flower Mound MOB	Flower Mound, TX	—	1,945	8,312	—	1,945	8,312	10,257	(439)	2011	12/16/2016	43
Carrollton MOB	Flower Mound, TX	—	2,183	10,461	24	2,183	10,485	12,668	(589)	2002	12/16/2016	40
HonorHealth IRF	Scottsdale, AZ	—	—	19,331	—	—	19,331	19,331	(963)	2000	12/22/2016	42
Orthopedic Associates	Flower Mound, TX	—	2,915	12,791	—	2,915	12,791	15,706	(637)	2011	1/5/2017	43
Medical Arts Center at Hartford	Plainville, CT	—	1,499	24,627	—	1,499	24,627	26,126	(1,188)	2015	1/11/2017	44
CareMount - Lake Katrine MOB	Lake Katrine, NY	25,618	1,941	27,434	—	1,941	27,434	29,375	(1,330)	2013	2/14/2017	42
CareMount - Rhinebeck MOB	Rhinebeck, NY	—	869	12,220	—	869	12,220	13,089	(618)	1965	2/14/2017	41
Monterey Medical Center - MOB	Stuart, FL	—	2,292	13,376	15	2,292	13,391	15,683	(712)	2003	3/7/2017	37
Creighton University Medical Center	Omaha, NE	—	—	32,487	—	—	32,487	32,487	(1,266)	2017	3/28/2017	49
Strictly Pediatrics Specialty Center	Austin, TX	—	4,457	62,527	156	4,457	62,683	67,140	(2,856)	2006	3/31/2017	40
MedStar Stephen's Crossing	Brandywine, MD	—	1,975	14,810	—	1,975	14,810	16,785	(571)	2015	6/16/2017	43
CHI Health Clinic Building	Omaha, NE	—	—	50,177	—	—	50,177	50,177	(1,540)	2017	6/29/2017	49
St Gabriel's Centracare	Little Falls, MN	—	—	4,944	608	—	5,552	5,552	(323)	1990	6/29/2017	25
Craven-Hagan Clinic	Williston, ND	—	—	8,739	301	—	9,040	9,040	(355)	1984	6/29/2017	40
Chattanooga Heart Institute	Chattanooga, TN	—	—	18,639	—	—	18,639	18,639	(772)	1993	6/29/2017	37
CHI St. Vincent Mercy Heart & Vascular Center	Hot Springs, AR	—	—	11,688	6	—	11,694	11,694	(435)	1998	6/29/2017	45
South Campus MOB	Hot Springs, AR	—	—	13,369	16	—	13,385	13,385	(515)	2009	6/29/2017	42
CHI St. Vincent Mercy Cancer Center	Hot Springs, AR	—	—	5,090	51	—	5,141	5,141	(219)	2001	6/29/2017	39
St. Joseph Professional Office Building	Bryan, TX	—	—	11,169	62	—	11,231	11,231	(388)	1996	6/29/2017	46
St. Vincent Carmel Women's Center	Carmel, IN	—	—	31,720	49	—	31,769	31,769	(1,020)	2014	6/29/2017	48
St. Vincent Fishers Medical Center	Fishers, IN	30,000	—	62,870	—	—	62,870	62,870	(2,246)	2008	6/29/2017	45
Baylor Charles A. Sammons Cancer Center	Dallas, TX	—	—	256,886	206	—	257,092	257,092	(9,482)	2011	6/30/2017	43
Orthopedic & Sports Institute of the Fox Valley	Appleton, WI	—	2,003	26,394	100	2,003	26,494	28,497	(1,103)	2005	6/30/2017	40
Clearview Cancer Institute	Huntsville, AL	—	2,736	43,220	—	2,736	43,220	45,956	(1,883)	2006	8/4/2017	34
Northside Cherokee/Town Lake MOB	Atlanta, GA	—	—	30,627	—	—	30,627	30,627	(1,062)	2013	8/15/2017	46
HonorHealth Mesa MOB	Mesa, AZ	—	362	3,059	—	362	3,059	3,421	(110)	2013	8/15/2017	43
Little Falls Orthopedics	Little Falls, MN	—	246	1,977	100	246	2,077	2,323	(156)	1999	8/24/2017	28
Little Falls Dialysis Center	Little Falls, MN	—	—	2,885	425	—	3,310	3,310	(313)	1959	8/24/2017	15
Immanuel One Professional Center	Omaha, NE	—	—	16,598	9	—	16,607	16,607	(726)	1993	8/24/2017	35
SJRHC Cancer Center	Bryan, TX	—	—	5,065	541	—	5,606	5,606	(202)	1997	8/24/2017	40
St. Vincent Women's Center	Hot Springs, AR	—	—	4,789	7	—	4,796	4,796	(163)	2001	8/31/2017	40
Legends Park MOB & ASC	Midland, TX	—	1,658	24,178	—	1,658	24,178	25,836	(777)	2003	9/27/2017	44

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Franklin MOB & ASC	Franklin, TN	—	1,001	7,902	—	1,001	7,902	8,903	(244)	2014	10/12/2017	42
Eagle Point MOB	Lake Elmo, MN	—	1,011	9,009	—	1,011	9,009	10,020	(252)	2015	10/31/2017	48
Edina East MOB	Edina, MN	—	2,360	4,135	365	2,360	4,500	6,860	(194)	1962	10/31/2017	30
Northside MOB - Center Pointe	Atlanta, GA	—	—	118,430	2,569	—	120,999	120,999	(4,280)	2009	11/10/2017	31
Gwinnett 500 Building	Lawrenceville, GA	—	—	22,753	24	—	22,777	22,777	(633)	1995	11/17/2017	45
Hudgens Professional Building	Duluth, GA	—	—	21,779	58	—	21,837	21,837	(690)	1994	11/17/2017	40
St. Vincent Building	Indianapolis, IN	—	5,854	42,382	5,718	5,854	48,100	53,954	(1,328)	2007	11/17/2017	45
Gwinnett Physicians Center	Lawrenceville, GA	17,029	—	49,203	(899)	—	48,304	48,304	(1,173)	2010	12/1/2017	47
Apple Valley Medical Center	Apple Valley, MN	—	1,587	14,929	1,999	1,587	16,928	18,515	(527)	1974	12/18/2017	33
Desert Cove MOB	Scottsdale, AZ	—	1,689	5,207	—	1,689	5,207	6,896	(158)	1991	12/18/2017	38
Westgate MOB	Glendale, AZ	—	—	13,379	569	—	13,948	13,948	(357)	2016	12/21/2017	45
Hazelwood Medical Commons	Maplewood, MN	—	3,292	57,390	—	3,292	57,390	60,682	(1,333)	2017	1/9/2018	45
Lee's Hill Medical Plaza	Fredericksburg, VA	—	1,052	24,790	—	1,052	24,790	25,842	(654)	2006	1/23/2018	40
HMG Medical Plaza	Kingsport, TN	—	—	64,204	—	—	64,204	64,204	(1,261)	2010	4/3/2018	40
Jacksonville MedPlex (Building B)	Jacksonville, FL	—	3,259	5,988	—	3,259	5,988	9,247	(87)	2010	7/26/2018	37
Jacksonville MedPlex (Building C)	Jacksonville, FL	—	2,168	6,467	—	2,168	6,467	8,635	(87)	2010	7/26/2018	40
Northside Medical Midtown MOB	Atlanta, GA	—	—	55,483	3,927	—	59,410	59,410	(399)	2018	9/14/2018	50
		$108,662	$211,253	$3,561,368	$99,091	$211,253	$3,660,459	$3,871,712	$(283,495)

The aggregate cost for federal income tax purposes of the real estate as of December 31, 2018 is $4.4 billion, with accumulated tax depreciation of $323.0 million. The cost, net of accumulated depreciation, is approximately $4.1 billion (unaudited).

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance as of the beginning of the year	$3,809,609	$2,606,536	$1,424,894
Acquisitions	235,232	1,207,098	1,170,593
Additions	8,821	12,243	11,049
Impairment	—	(965)	—
Dispositions	(181,950)	(15,303)	—
Balance as of the end of the year	$3,871,712	$3,809,609	$2,606,536

The changes in accumulated depreciation for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance as of the beginning of the year	$201,527	$118,609	$61,242
Depreciation	106,300	87,531	57,367
Dispositions	(24,332)	(4,613)	—
Balance as of the end of the year	$283,495	$201,527	$118,609

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP (“EY”), an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures.

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of December 31, 2018, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Proposal 1 - Election of Trustees”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance Matters - Trustee Nomination Procedure”, “Corporate Governance Matters - Audit Committee” and, “Executive Officers” to be included in the Trust’s 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2018.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in Part I., Item 1. “Business - Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Executive Compensation”, “2018 Non-Employee Trustee Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” to be included in the Trust’s 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in the Trust’s 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Certain Relationships and Related Transactions” and “Trustee Independence” to be included in the Trust’s 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” to be included in the Trust’s 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	102

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

PHYSICIANS REALTY TRUST

Dated:	February 28, 2019	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 28, 2019
John T. Thomas	President and Trustee (Principal Executive Officer)

/s/ JEFFREY N. THEILER	Executive Vice President and	February 28, 2019
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. LUCEY	Senior Vice President - Chief Accounting and	February 28, 2019
John W. Lucey	Administrative Officer (Principal Accounting Officer)

/s/ STANTON D. ANDERSON	Trustee	February 28, 2019
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	February 28, 2019
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	February 28, 2019
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	February 28, 2019
William A. Ebinger, M.D.

/s/ PAMELA J. KESSLER	Trustee	February 28, 2019
Pamela J. Kessler

/s/ TOMMY G. THOMPSON	Chairman	February 28, 2019
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee	February 28, 2019
Richard A. Weiss

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY L.P. by: Physicians Realty Trust, its general partner

Dated:	February 28, 2019	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 28, 2019
John T. Thomas	President and Trustee (Principal Executive Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JEFFREY N. THEILER	Executive Vice President and	February 28, 2019
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JOHN W. LUCEY	Senior Vice President - Chief Accounting and	February 28, 2019
John W. Lucey	Administrative Officer (Principal Accounting Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ STANTON D. ANDERSON	Trustee of Physicians Realty Trust, the general partner	February 28, 2019
Stanton D. Anderson	of Physicians Realty L.P.

/s/ MARK A. BAUMGARTNER	Trustee of Physicians Realty Trust, the general partner	February 28, 2019
Mark A. Baumgartner	of Physicians Realty L.P.

/s/ ALBERT C. BLACK, JR.	Trustee of Physicians Realty Trust, the general partner	February 28, 2019
Albert C. Black, Jr.	of Physicians Realty L.P.

/s/ WILLIAM A. EBINGER, M.D.	Trustee of Physicians Realty Trust, the general partner	February 28, 2019
William A. Ebinger, M.D.	of Physicians Realty L.P.

/s/ PAMELA J. KESSLER	Trustee of Physicians Realty Trust, the general partner	February 28, 2019
Pamela J. Kessler	of Physicians Realty L.P.

/s/ TOMMY G. THOMPSON	Chairman of the Board of Trustees of Physicians Realty	February 28, 2019
Tommy G. Thompson	Trust, the general partner of Physicians Realty L.P.

/s/ RICHARD A. WEISS	Trustee of Physicians Realty Trust, the general partner	February 28, 2019
Richard A. Weiss	of Physicians Realty L.P.

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
4.2	(4)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.3	(4)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(4)	Form of 4.300% Senior Notes due 2027 and guarantee thereof (included in Exhibit 4.3)
4.5	(5)	Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.6	(5)	Form of 3.950% Senior Notes due 2028 and guarantee thereof (included in Exhibit 4.5)
10.1	(6)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(7)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(8)	Employment Agreement dated as of February 28, 2018, between the Trust and John T. Thomas**
10.5	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and Jeffrey N. Theiler**
10.6	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and John W. Lucey**
10.7	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and Mark D. Theine**
10.8	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and Del Mar Deeni Taylor**
10.9	(8)	Employment Agreement dated as of February 28, 2018, between the Trust and Bradley D. Page**
10.10	(8)	Employment Agreement dated as of February 28, 2018 between the Trust and Dan Klein**
10.11	(9)	Physicians Realty Trust Incentive Bonus Plan**
10.12	(9)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.13	(9)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.14	(9)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.15	(10)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective August 7, 2014**
10.16	(11)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.17	(11)	Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)**
10.18	(11)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.19	(8)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.20	(12)
Amended and Restated Credit Agreement, dated June 10, 2016, among Physicians Realty L.P., Physicians Realty Trust, KeyBank National Association, KeyBanc Capital Markets Inc., BMO Capital Markets, Citizens Bank, N.A., and the lenders party thereto.

10.22	(13)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.23	(13)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.22)
10.24	(13)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.22)
10.25	(13)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.22)
10.26	(13)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.22)
10.27	(14)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.28	(14)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.27)
10.29	(14)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.27)
10.30	(14)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.27)
10.31	(14)	First Amendment, dated as of August 11, 2016, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders, party thereto
10.32	(15)
Contribution Agreement, dated as of February 5, 2015, by and among United Properties Investment, LLC, a Minnesota limited liability company, Minnetonka Medical Building, LLC, a Minnesota limited liability company and DOC-15450 State Highway 7 MOB, LLC, a Wisconsin limited liability company

Exhibit No.		Title
10.33	(16)	Purchase and Sale Agreement (Building Sale / Ground Lease Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.
10.34	(16)	Purchase and Sale Agreement (Fee Simple Form), dated as of April 5, 2016, by and between the Seller Entities identified on Exhibit A thereto and Physicians Realty L.P.
10.35	(17)	Real Estate Purchase and Sale Agreement, dated June 27, 2017, between BCC Cancer Center Venture, L.P. and DOC-3410 Worth St. MOB, LLC
10.36	(18)
Second Amended and Restated Credit Agreement, dated August 7, 2018, among Physicians Realty L.P., as Borrower, Physicians Realty Trust, as Guarantor, the Lendors party thereto, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets, Inc., BMO Capital Markets, and Citizens Bank N.A., as Lead Arrangers and co-Bookrunners, and BMO Capital Markets and Citizens Bank, N.A., as co-Syndication Agents

10.37
Second Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto*

10.38		First Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto*
21.1		List of Subsidiaries of the Registrant*
23.1		Consent of Ernst & Young LLP for Physicians Realty Trust*
23.2		Consent of Ernst & Young LLP for Physicians Realty L.P.*
24.1		Power of Attorney (included on signature pages)*
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
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

(1)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 14, 2013 (File No. 333-188862).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (File No. 001-36007).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 17, 2015 (File No. 333-205034).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2017 (File No. 001-36007).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-36007).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.

(7)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2018 (File No. 001-36007).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014 (File No. 001-36007).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2014 (File No. 001-36007).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 001-36007).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2016 (File No. 001-36007).

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 (File No. 001-36007).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (File No. 001-36007).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018 (File No. 001-36007).