Form 10-Q
period 2019-03-31
Physicians Realty Trust; Physicians Realty L.P.
filed 2019-05-02
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of Physicians Realty Trust’s common shares outstanding as of April 24, 2019 was 185,281,636.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2019 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and the “Company,” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership, together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of April 24, 2019, 104,172 Series A Preferred Units were outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of March 31, 2019, the Trust held a 97.3% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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
for the Quarter Ended March 31, 2019

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

•
any adverse effects to the business, financial position or results of CommonSpirit Health, or one or more of the CommonSpirit Health-affiliated tenants, that impact the ability of CommonSpirit Health-affiliated tenants to pay us rent;

•	the impact of our investments in joint ventures we may make in the future;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in healthcare laws or government reimbursement rates;

•	changes in accounting principles generally accepted in the United States (“GAAP”);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•	other factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”).

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$210,542	$211,253
Building and improvements	3,627,825	3,623,962
Tenant improvements	43,213	36,497
Acquired lease intangibles	386,707	452,384
	4,268,287	4,324,096
Accumulated depreciation	(443,814)	(411,052)
Net real estate property	3,824,473	3,913,044
Real estate held for sale	9,038	—
Right-of-use lease asset, net	126,250	—
Real estate loans receivable	75,474	55,659
Investments in unconsolidated entities	1,331	1,330
Net real estate investments	4,036,566	3,970,033
Cash and cash equivalents	5,048	19,161
Tenant receivables, net	10,566	8,881
Other assets	132,825	144,759
Total assets	$4,185,005	$4,142,834
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$478,892	$457,388
Notes payable	967,161	966,961
Mortgage debt	99,608	108,504
Accounts payable	3,513	3,886
Dividends and distributions payable	44,335	43,821
Accrued expenses and other liabilities	56,088	76,282
Lease liability	60,864	—
Acquired lease intangibles, net	7,336	13,585
Total liabilities	1,717,797	1,670,427

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	24,882	24,747

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 184,307,910 and 182,416,007 common shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,843	1,824
Additional paid-in capital	2,822,520	2,791,555
Accumulated deficit	(460,357)	(428,307)
Accumulated other comprehensive income	10,957	14,433
Total shareholders’ equity	2,374,963	2,379,505
Noncontrolling interests:
Operating Partnership	66,668	67,477
Partially owned properties	695	678
Total noncontrolling interests	67,363	68,155
Total equity	2,442,326	2,447,660
Total liabilities and equity	$4,185,005	$4,142,834
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental revenues	$77,083	$78,887
Expense recoveries	26,042	24,308
Interest income on real estate loans and other	2,243	2,028
Total revenues	105,368	105,223
Expenses:
Interest expense	16,269	16,494
General and administrative	8,972	8,459
Operating expenses	32,208	30,459
Depreciation and amortization	36,449	38,576
Total expenses	93,898	93,988
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	11,470	11,235
Equity in income of unconsolidated entities	30	28
Gain on sale of investment properties, net	—	69
Net income	11,500	11,332
Net income attributable to noncontrolling interests:
Operating Partnership	(305)	(313)
Partially owned properties (1)	(138)	(111)
Net income attributable to controlling interest	11,057	10,908
Preferred distributions	(284)	(487)
Net income attributable to common shareholders	$10,773	$10,421
Net income per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Weighted average common shares:
Basic	182,672,863	181,809,570
Diluted	188,497,308	187,317,243

Dividends and distributions declared per common share and OP Unit	$0.23	$0.23

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$11,500	$11,332
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	(3,476)	4,298
Total other comprehensive income	(3,476)	4,298
Comprehensive income	8,024	15,630
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(210)	(438)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(138)	(111)
Comprehensive income attributable to common shareholders	$7,676	$15,081

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,824	$2,791,555	$(428,307)	$14,433	$2,379,505	$67,477	$678	$68,155	$2,447,660
Cumulative effect of changes in accounting standard	—	(239)	—	—	(239)	—	—	—	(239)
Net proceeds from sale of common shares	17	31,003	—	—	31,020	—	—	—	31,020
Restricted share award grants, net	2	640	(287)	—	355	—	—	—	355
Purchase of OP Units	—	—	—	—	—	(105)	—	(105)	(105)
Dividends/distributions declared	—	—	(42,536)	—	(42,536)	(1,158)	—	(1,158)	(43,694)
Preferred distributions	—	—	(284)	—	(284)	—	—	—	(284)
Distributions	—	—	—	—	—	—	(47)	(47)	(47)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(290)	—	—	(290)	—	—	—	(290)
Change in fair value of interest rate swap agreements	—	—	—	(3,476)	(3,476)	—	—	—	(3,476)
Net income	—	—	11,057	—	11,057	305	64	369	11,426
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(149)	—	—	(149)	149	—	149	—
Balance at March 31, 2019	$1,843	$2,822,520	$(460,357)	$10,957	$2,374,963	$66,668	$695	$67,363	$2,442,326

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$11,500	$11,332
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,449	38,576
Amortization of deferred financing costs	607	618
Amortization of lease inducements and above/below-market lease intangibles	1,176	1,190
Straight-line rental revenue/expense	(4,762)	(6,450)
Amortization of discount on unsecured senior notes	148	142
Amortization of above market assumed debt	(16)	(16)
Gain on sale of investment properties, net	—	(69)
Equity in income of unconsolidated entities	(30)	(28)
Distributions from unconsolidated entities	29	26
Change in fair value of derivative	13	2
Provision for bad debts	35	(141)
Non-cash share compensation	2,653	2,605
Change in operating assets and liabilities:
Tenant receivables	(2,076)	5,437
Other assets	647	(222)
Accounts payable	(373)	(8,461)
Accrued expenses and other liabilities	(19,573)	(3,651)
Net cash provided by operating activities	26,427	40,890
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	—	2,440
Acquisition of investment properties, net	(4,303)	(84,202)
Escrowed cash - acquisition deposits/earnest deposits	(150)	(2,720)
Capital expenditures on investment properties	(12,953)	(5,608)
Issuance of real estate loans receivable	(20,028)	(2,000)
Repayment of real estate loans receivable	325	6,717
Issuance of note receivable	—	(20,385)
Leasing commissions	(552)	(664)
Lease inducements	(5)	—
Net cash used in investing activities	(37,666)	(106,422)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	31,020	5,316
Proceeds from credit facility borrowings	68,000	166,000
Repayment of credit facility borrowings	(47,000)	(24,000)
Principal payments on mortgage debt	(8,908)	(32,157)
Debt issuance costs	(8)	(412)
Dividends paid - shareholders	(42,301)	(42,251)
Distributions to noncontrolling interests - Operating Partnership	(1,167)	(1,232)
Preferred distributions paid - OP Unit holder	(284)	(81)
Distributions to noncontrolling interests - partially owned properties	(148)	(127)
Payments of employee taxes for withheld stock-based compensation shares	(1,973)	(1,701)
Purchase of OP Units	(105)	—
Net cash (used in) provided by financing activities	(2,874)	69,355
Net (decrease) increase in cash and cash equivalents	(14,113)	3,823
Cash and cash equivalents, beginning of period	19,161	2,727
Cash and cash equivalents, end of period	$5,048	$6,550
Supplemental disclosure of cash flow information - interest paid during the period	$25,799	$19,230
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(3,476)	$4,298
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$—	$22,651
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$210,542	$211,253
Building and improvements	3,627,825	3,623,962
Tenant improvements	43,213	36,497
Acquired lease intangibles	386,707	452,384
	4,268,287	4,324,096
Accumulated depreciation	(443,814)	(411,052)
Net real estate property	3,824,473	3,913,044
Real estate held for sale	9,038	—
Right-of-use lease asset, net	126,250	—
Real estate loans receivable	75,474	55,659
Investments in unconsolidated entities	1,331	1,330
Net real estate investments	4,036,566	3,970,033
Cash and cash equivalents	5,048	19,161
Tenant receivables, net	10,566	8,881
Other assets	132,825	144,759
Total assets	$4,185,005	$4,142,834
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$478,892	$457,388
Notes payable	967,161	966,961
Mortgage debt	99,608	108,504
Accounts payable	3,513	3,886
Distributions payable	44,335	43,821
Accrued expenses and other liabilities	56,088	76,282
Lease liability	60,864	—
Acquired lease intangibles, net	7,336	13,585
Total liabilities	1,717,797	1,670,427

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	24,882	24,747

Capital:
Partners’ capital:
General partners’ capital, 184,307,910 and 182,416,007 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,364,006	2,365,072
Limited partners’ capital, 5,178,291 and 5,182,784 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	66,668	67,477
Accumulated other comprehensive income	10,957	14,433
Total partners’ capital	2,441,631	2,446,982
Noncontrolling interest - partially owned properties	695	678
Total capital	2,442,326	2,447,660
Total liabilities and capital	$4,185,005	$4,142,834

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental revenues	$77,083	$78,887
Expense recoveries	26,042	24,308
Interest income on real estate loans and other	2,243	2,028
Total revenues	105,368	105,223
Expenses:
Interest expense	16,269	16,494
General and administrative	8,972	8,459
Operating expenses	32,208	30,459
Depreciation and amortization	36,449	38,576
Total expenses	93,898	93,988
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	11,470	11,235
Equity in income of unconsolidated entities	30	28
Gain on sale of investment properties, net	—	69
Net income	11,500	11,332
Net income attributable to noncontrolling interests - partially owned properties (1)	(138)	(111)
Net income attributable to controlling interest	11,362	11,221
Preferred distributions	(284)	(487)
Net income attributable to common unitholders	$11,078	$10,734
Net income per common unit:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Weighted average common units:
Basic	187,850,775	187,264,064
Diluted	188,497,308	187,317,243

Distributions declared per common unit	$0.23	$0.23

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$11,500	$11,332
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	(3,476)	4,298
Total other comprehensive income	(3,476)	4,298
Comprehensive income	8,024	15,630
Comprehensive income attributable to noncontrolling interests - partially owned properties	(138)	(111)
Comprehensive income attributable to common unitholders	$7,886	$15,519

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at December 31, 2018	$2,365,072	$67,477	$14,433	$2,446,982	$678	$2,447,660
Cumulative effect of changes in accounting standard	(239)	—	—	(239)	—	(239)
Net Proceeds from sale of Trust common shares and issuance of common units	31,020	—	—	31,020	—	31,020
Trust restricted share award grants, net	355	—	—	355	—	355
Purchase of OP Units	—	(105)	—	(105)	—	(105)
OP Units - distributions	(42,536)	(1,158)	—	(43,694)	—	(43,694)
Preferred distributions	(284)	—	—	(284)	—	(284)
Distributions	—	—	—	—	(47)	(47)
Change in market value of Redeemable Limited Partners	(290)	—	—	(290)	—	(290)
Change in fair value of interest rate swap agreements	—	—	(3,476)	(3,476)	—	(3,476)
Net income	11,057	305	—	11,362	64	11,426
Adjustments for Limited Partners ownership in Operating Partnership	(149)	149	—	—	—	—
Balance at March 31, 2019	$2,364,006	$66,668	$10,957	$2,441,631	$695	$2,442,326

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at December 31, 2017	$2,459,220	$73,844	$13,952	$2,547,016	$618	$2,547,634
Net Proceeds from sale of Trust common shares and issuance of common units	5,316	—	—	5,316	—	5,316
Trust restricted share award grants, net	933	—	—	933	—	933
Conversion of OP Units	126	(126)	—	—	—	—
OP Units - distributions	(41,910)	(1,216)	—	(43,126)	—	(43,126)
Preferred distributions	(487)	—	—	(487)	—	(487)
Distributions	—	—	—	—	(43)	(43)
Change in market value of Redeemable Limited Partners	194	—	—	194	—	194
Buyout of Noncontrolling Interest - partially owned properties	1,276	—	—	1,276	—	1,276
Change in fair value of interest rate swap agreements	—	—	4,298	4,298	—	4,298
Net income	10,908	313	—	11,221	44	11,265
Adjustments for Limited Partners ownership in Operating Partnership	(712)	712	—	—	—	—
Balance at of March 31, 2018	$2,434,864	$73,527	$18,250	$2,526,641	$619	$2,527,260

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$11,500	$11,332
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,449	38,576
Amortization of deferred financing costs	607	618
Amortization of lease inducements and above/below-market lease intangibles	1,176	1,190
Straight-line rental revenue/expense	(4,762)	(6,450)
Amortization of discount on unsecured senior notes	148	142
Amortization of above market assumed debt	(16)	(16)
Gain on sale of investment properties, net	—	(69)
Equity in income of unconsolidated entities	(30)	(28)
Distributions from unconsolidated entities	29	26
Change in fair value of derivative	13	2
Provision for bad debts	35	(141)
Non-cash share compensation	2,653	2,605
Change in operating assets and liabilities:
Tenant receivables	(2,076)	5,437
Other assets	647	(222)
Accounts payable	(373)	(8,461)
Accrued expenses and other liabilities	(19,573)	(3,651)
Net cash provided by operating activities	26,427	40,890
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	—	2,440
Acquisition of investment properties, net	(4,303)	(84,202)
Escrowed cash - acquisition deposits/earnest deposits	(150)	(2,720)
Capital expenditures on investment properties	(12,953)	(5,608)
Issuance of real estate loans receivable	(20,028)	(2,000)
Repayment of real estate loans receivable	325	6,717
Issuance of note receivable	—	(20,385)
Leasing commissions	(552)	(664)
Lease inducements	(5)	—
Net cash used in investing activities	(37,666)	(106,422)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	31,020	5,316
Proceeds from credit facility borrowings	68,000	166,000
Repayment of credit facility borrowings	(47,000)	(24,000)
Principal payments on mortgage debt	(8,908)	(32,157)
Debt issuance costs	(8)	(412)
OP Unit distributions - General Partner	(42,301)	(42,251)
OP Unit distributions - Limited Partner	(1,167)	(1,232)
Preferred OP Units distributions - Limited Partner	(284)	(81)
Distributions to noncontrolling interests - partially owned properties	(148)	(127)
Payments of employee taxes for withheld stock-based compensation shares	(1,973)	(1,701)
Purchase of Limited Partner Units	(105)	—
Net cash (used in) provided by financing activities	(2,874)	69,355
Net (decrease) increase in cash and cash equivalents	(14,113)	3,823
Cash and cash equivalents, beginning of period	19,161	2,727
Cash and cash equivalents, end of period	$5,048	$6,550
Supplemental disclosure of cash flow information - interest paid during the period	$25,799	$19,230
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(3,476)	$4,298
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$—	$22,651
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

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of March 31, 2019, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from the IPO to the Operating Partnership. The Trust and the Operating Partnership are managed and operated as one entity, and the Trust has no significant assets other than its investment in the Operating Partnership. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. Therefore, the assets and liabilities of the Trust and the Operating Partnership are the same.

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

During the quarterly period ended March 31, 2019, the Trust sold 1,681,928 common shares pursuant to the ATM Program, at a weighted average price of $18.61 per share, resulting in total net proceeds of approximately $31.0 million. As of March 31, 2019, the Trust has $132.4 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2019 and 2018 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on February 28, 2019.

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

Noncontrolling interests in the Company include OP Units held by other investors. As of March 31, 2019, the Trust held a 97.3% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Holders of OP Units may not transfer their units without the Trust’s prior written consent, as general partner of the Operating Partnership. Beginning on the first anniversary of the issuance of OP Units to the respective holders, OP Unit holders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of the Trust’s common shares at the time of redemption or for unregistered common shares on a one-for-one basis. Such selection to pay cash or issue common shares to satisfy an OP Unit holder’s redemption request is solely within the control of the Trust. Accordingly, the Trust presents the OP Units of the Operating Partnership held by investors other than the Trust as noncontrolling interests within equity in the consolidated balance sheets.

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

On January 9, 2018, the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons”) was partially funded with the issuance of 104,172 Series A Preferred Units, with a value of $22.7 million. Due to the redemption rights associated with the Series A Preferred Units, the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheets. As of March 31, 2019, the value of the embedded derivative is $3.8 million and is classified in accrued expenses and other liabilities on the consolidated balance sheets.

As of March 31, 2019, there were 104,172 Series A Preferred Units outstanding.

In connection with the Company’s acquisitions of the medical office building, ambulatory surgery center, and hospital located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which may, at the holders’ option, be redeemed at any time after May 1, 2023. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheets. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

On March 22, 2019, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended March 31, 2019. The distribution was paid on April 18, 2019 to common shareholders and OP Unit holders of record as of the close of business on April 3, 2019.

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

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018, our acquisitions of investment properties and the majority of our future investments will be accounted for as asset acquisitions, resulting in the purchase price inclusive of acquisition costs, for tangible and intangible assets and liabilities to be based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Additionally, the purchase price includes acquisition related expenses, above- or below-market leases, in place leases, and above- or below-market debt assumed. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The Company adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Company recognizes an impairment loss at the time it makes any such determination. If the Company determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data. With the adoption of ASU 2016-02, Leases, on January 1, 2019, the Company periodically evaluates the right-of-use asset for impairment as detailed above.

The Company did not record any impairment charges in the three month periods ended March 31, 2019 or 2018.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. As of March 31, 2019, the Company classified two properties as held for sale.

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

Real Estate Loans Receivable

Real estate loans receivable consists of ten mezzanine loans, two term loans, and one construction loan as of March 31, 2019. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loan is secured by a mortgage on the land and the improvements as constructed. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized during the three months ended March 31, 2019 or 2018.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, are included in other assets and were approximately $68.9 million and $64.2 million as of March 31, 2019 and December 31, 2018, respectively. If the Company determines that collectability of straight-line rents is not probable, rental revenue is limited to the lease payments collected from the lessee, including any variable lease payments.

In accordance with ASU 2016-02, Leases, Topic 842 (“ASC 842”), if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. On January 1, 2019 the Company adopted ASC 842 and applied the prospective approach consolidating bad debt expense with rental revenues. Bad debt expense recognized against rental revenue was insignificant for the three months ended March 31, 2019. Net bad debt recoveries of $0.1 million was recorded in the three months ended March 31, 2018 and was reported in operating expenses.

Rental revenue is adjusted by amortization of lease inducements and above- or below-market rents on certain leases. Lease inducements and above- or below-market rents are amortized on a straight-line basis over the remaining life of the lease.

Expense Recoveries

Expense recoveries relate to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized in the period the applicable expenses are incurred. The reimbursements are recorded gross, as the Company is generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and bears the credit risk of tenant reimbursement.

The Company has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, we do not recognize operating expense or expense recoveries.

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met or if the Company does not elect to apply for hedge accounting, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. As a result of our adoption of ASU 2017-12 as of January 1, 2019, if hedge accounting is applied to a derivative instrument, the entire change in the fair value of our derivatives designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI’) on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2019, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

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

Tenant Receivables, Net

Tenant receivables primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and write-off the remaining balance when, in the opinion of management, collection of substantially all remaining payments is not probable. We establish reserves for tenants whose rent payments are under dispute. When we determine substantially all remaining lease payments are not probable of collection, we recognize a reduction of our rental revenues and expense recoveries for all outstanding balances, including accrued straight-line rent receivables. Any subsequent receipts are recognized as rental revenues and expense recoveries in the period received. The adoption of ASC 842 resulted in an adjustment to our opening accumulated deficit balance, associated with tenant receivables where collection of substantially all operating lease payments is not probable as of January 1, 2019.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach. Based on our assessment, we have identified all of our revenue streams and concluded rental income from leasing arrangements represents a substantial portion of our revenue. Income from leasing arrangements is specifically excluded from Topic 606 and was evaluated with the adoption of ASU 2016-02, Leases. Therefore, the impact of adopting ASU 2014-09 was minimal on our current recognition and presentation of non-lease revenue.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard provides the option of a modified retrospective transition approach or a cumulative effect for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements. ASU 2018-11 provides entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides entities with a practical expedient allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. ASU 2016-02 and ASU 2018-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

On January 1, 2019 the Company, both as a lessor and a lessee, adopted ASU 2016-02 and ASU 2018-11 using the cumulative-effect transition method. The cumulative effect adjustment to the opening balance of retained earnings was zero. Upon adoption of the new leasing standard, the Company recognized right-of-use assets and corresponding lease liability of $126.7 million and $61.0 million, respectively, on its consolidated balance sheets as of January 1, 2019. The right-of-use asset is based upon the recognized lease liabilities, adjusted for previously recognized prepaid lease payments and intangible assets and liabilities. The lease liability is measured at the present value of remaining lease payments of its operating leases for which it is the lessee, including ground, office, and equipment leases, discounted at a rate based on the Company’s incremental borrowing rate.

The Company elected to apply the package of practical expedients applicable to the Company for transition of leases in effect at adoption. This allowed the entity to forgo reassessing (1) whether a contract contains a lease, (2) classification of leases, and (3) whether capitalized costs associated with a lease meet the definition of “initial direct costs” in ASC 842. As a lessee, this allowed the Company to continue to account for its existing ground and office space leases as operating leases, however, after January 1, 2019, any new or renewed ground leases may be classified as financing leases. Additionally, the Company adopted the comparative period practical expedient which allowed the reporting for comparative periods prior to adoption to continue to be presented in the financial statements in accordance with previous lease accounting guidance.

As a lessee, the Company adopted the short-term leases practical expedient which allowed the Company not to capitalize short-term leases within its lease liability and right-of-use asset. Additionally, the Company elected the practical expedient allowing lessors to not separate nonlease components from the associated lease components when certain criteria are met. The Company elected this lessor practical expedient on various underlying assets including, among other things, land and building, and recognizes, measures, presents, and discloses revenue from its lease arrangements based upon the predominate component, which is determined to be the lease component, under the new ASU 842 guidance. As a lessor, the Company will continue to show its expense recoveries separate from its rental revenues for transparency purposes. The Company has not elected the hindsight practical expedient, which would allow the use of hindsight in determining the lease term and impairment of the right-of-use asset as of the implementation date. The adoption of the ASC 842 guidance did not have a material effect on the Company’s results of operations.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The Company adopted ASU 2017-12 on January 1, 2019 using the modified retrospective approach. The cumulative effect of the ineffectiveness for the year ended December 31, 2018 was immaterial, therefore no adjustment was made to beginning retained earnings. Additionally, as a result of the adoption, we no longer separately disclose the amount of the ineffective portion of the change in fair value of our derivative financial instruments. The entire change in the fair value of the of our derivatives designated and qualify as cash flow hedges are recorded in AOCI on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments for nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments simplify several aspects of the accounting for nonemployee transactions by stipulating that the existing accounting guidance for share-based payments to employees, accounted for under ASC Topic 718, Compensation - Stock Compensation, will also apply to nonemployee share-based transactions, accounted for under ASC Topic 505, Equity. The Company adopted ASU 2018-07 on the effective date, January 1, 2019, with no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurements, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. The Company will adopt ASU 2018-13 as of the effective date, January 1, 2020, and will consider all level inputs but it does not anticipate a material impact to its consolidated financial statements.

Note 3. Investment and Disposition Activity

During the three months ended March 31, 2019, the Company completed a $15.5 million construction loan, funding $5.0 million as of March 31, 2019, and completed and funded a term loan for $15.0 million. The Company also purchased a newly-constructed addition to an existing building owned by the Company in Tennessee for $4.3 million, resulting in total investment activity of $24.3 million.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

Building and improvements	$7,587
In-place lease intangibles	434
Mortgage escrow	(3,718)
Net assets acquired	$4,303

Assets Held for Sale

As of March 31, 2019, the Company classified two properties representing 52,943 square feet as held for sale. In accordance with this classification, the following assets are classified as held for sale in the accompanying consolidated balance sheets at March 31, 2019:

Land and improvements	$711
Building and improvements	9,978
In-place lease intangibles	148
Other assets	211
Real estate held for sale before accumulated depreciation	11,048
Accumulated depreciation	(2,010)
Real estate held for sale	$9,038

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding assets classified as held for sale if applicable, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$340,478	$(120,364)	$220,114	$340,428	$(111,500)	$228,928
Above-market leases	45,517	(14,684)	30,833	45,568	(13,621)	31,947
Leasehold interest	712	(257)	455	712	(242)	470
Below-market ground leases (1)	—	—	—	65,676	(2,194)	63,482
Right-of-use lease asset	126,727	(477)	126,250	—	—	—
Total	$513,434	$(135,782)	$377,652	$452,384	$(127,557)	$324,827
Liabilities
Below-market leases	$14,501	$(7,165)	$7,336	$14,654	$(6,768)	$7,886
Above-market ground leases (1)	—	—	—	5,965	(266)	5,699
Lease liability	61,043	(179)	60,864	—	—	—
Total	$75,544	$(7,344)	$68,200	$20,619	$(7,034)	$13,585

(1)
Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

 The following is a summary of acquired lease intangible amortization for the three month periods ended March 31, 2019 and 2018, (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense related to in-place leases	$9,247	$11,002
Decrease of rental income related to above-market leases	1,115	1,480
Decrease of rental income related to leasehold interest	15	15
Increase of rental income related to below-market leases	550	843
Decrease of operating expense related to above-market ground leases (1)	35	35
Increase in operating expense related to below-market ground leases (1)	304	244

(1)
Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

For the three months ended March 31, 2019, the Company wrote off in-place lease and below-market ground lease intangible assets of approximately $0.4 million with accumulated amortization of $0.3 million, for a net loss of approximately $0.1 million.

Future aggregate net amortization of the acquired lease intangibles, excluding two assets classified as held for sale, as of March 31, 2019, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2019	$(1,990)	$26,699
2020	(2,718)	33,486
2021	(2,648)	31,233
2022	(2,203)	27,451
2023	(1,899)	24,743
Thereafter	(12,494)	141,888
Total	$(23,952)	$285,500

As of March 31, 2019, the weighted average amortization period for asset lease intangibles and liability lease intangibles is 25 and 40 years, respectively. The increase in weighted average amortization periods since December 31, 2018 is due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

Note 5. Other Assets

Other assets consisted of the following, excluding assets classified as held for sale, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Straight line rent receivable, net	$68,929	$64,245
Note receivable	20,628	20,628
Lease inducements, net	12,922	13,233
Interest rate swap	11,620	15,121
Prepaid expenses	7,210	16,017
Leasing commissions, net	6,593	6,221
Escrows	1,524	5,534
Other	3,399	3,760
Total	$132,825	$144,759

Note 6. Debt

The following is a summary of debt as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Fixed interest mortgage notes (1)	$92,975	$101,832
Variable interest mortgage note (2)	6,779	6,830
Total mortgage debt	99,754	108,662
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.10%, due September 2022	236,000	215,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.32%, due June 2023 (3)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,560,754	1,548,662
Unamortized deferred financing costs	(9,336)	(9,920)
Unamortized discounts	(5,939)	(6,086)
Unamortized fair value adjustments	182	197
Total debt	$1,545,661	$1,532,853

(1)
Fixed interest mortgage notes bearing interest from 3.00% to 5.50%, due in 2020, 2021, 2022, and 2024, with a weighted average interest rate of 4.37% and 4.26% as of March 31, 2019 and December 31, 2018, respectively. The notes are collateralized by five properties with a net book value of $173.0 million and $174.2 million as of March 31, 2019 and December 31, 2018, respectively.

(2)
Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 5.24% and 5.21% as of March 31, 2019 and December 31, 2018, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.6 million as of March 31, 2019 and December 31, 2018.

(3)
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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2019, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 1.10%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2019, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of March 31, 2019, the Company had $236.0 million of borrowings outstanding under its unsecured revolving credit facility and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also has a letter of credit for $8.5 million with no outstanding balance as of March 31, 2019. As defined by the Credit Agreement, $605.5 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

Notes Payable

As of March 31, 2019, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of March 31, 2019, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of March 31, 2019, are as follows (in thousands):

2019	$16,296
2020	25,470
2021	8,289
2022	256,818
2023	266,000
Thereafter	987,881
Total Payments	$1,560,754

As of March 31, 2019, the Company had total consolidated indebtedness of approximately $1.6 billion. The weighted average interest rate on consolidated indebtedness was 3.82% (based on the 30-day LIBOR rate as of March 31, 2019, of 2.49%).

For the three month periods ended March 31, 2019 and 2018, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $15.7 million and $15.9 million, respectively.

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

When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. As a result of our adoption of ASU 2017-12 as of January 1, 2019, the entire change in the fair value of our derivatives designated and qualify as cash flow hedges are recorded in AOCI on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Additionally, as a result of the adoption ASU 2017-12, we no longer disclose the ineffective portion of the change in fair value of our derivatives financial instruments designated as hedges.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2019, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.32%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at March 31, 2019 (included in Other assets)		$11,620
Asset balance at December 31, 2018 (included in Other assets)		$15,121

(1)	1.07% effective swap rate plus 1.25% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Real estate taxes payable	$15,174	$21,043
Prepaid rent	14,084	18,745
Accrued interest	5,916	16,038
Accrued expenses	4,412	5,122
Embedded derivative	3,801	3,673
Security deposits	3,082	3,118
Tenant improvement allowance	2,649	2,784
Accrued incentive compensation	1,278	1,323
Contingent consideration	753	753
Other	4,939	3,683
Total	$56,088	$76,282

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the three month period ended March 31, 2019, the Trust granted a total of 166,078 restricted common shares with a total value of $3.0 million to its officers and certain of its employees, which have a vesting period of one year.

A summary of the status of the Trust’s non-vested restricted common shares as of March 31, 2019 and changes during the three month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	225,139	$15.29
Granted	166,078	17.89
Vested	(183,571)	14.88
Non-vested at March 31, 2019	207,646	$17.73

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ended March 31, 2019 and 2018, the Company recognized non-cash share compensation of $0.8 million and $0.7 million, respectively. Unrecognized compensation expense at March 31, 2019 was $3.2 million.

Restricted Share Units

In March 2019, under the 2013 Plan, the Trust granted restricted share units at a target level of 229,884 to its officers and certain of its employees and 41,925 to its trustees, which are subject to certain performance, timing, and market conditions and three-year and two-year service periods for officers/employees and trustees, respectively. In addition, each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 50% of the restricted share units issued to officers and certain employees in 2019 vest based on two certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $29.60 and $35.70 per unit for the March 2019 grant market conditions using the following assumptions:

Volatility	21.8%
Dividend assumption	reinvested
Expected term in years	2.83 years
Risk-free rate	2.53%
Share price (per share)	$17.89

The remaining 50% of the restricted share units issued to officers and certain employees, and 100% of restricted share units issued to trustees, vest based upon certain performance or timing conditions. With respect to the performance conditions of the March 2019 grant, the grant date fair value of $17.89 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2019 restricted share units issued to officers and certain employees is $25.27 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2019:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	533,155		$22.66	67,158	$16.01
Granted	229,884		25.27	41,925	17.89
Vested	(104,553)	(1)	26.33	(41,786)	16.75
Non-vested at March 31, 2019	658,486		$22.99	67,297	$16.72

(1)
Restricted units vested by Company executives in 2019 resulted in the issuance of 87,805 common shares, less 35,265 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For both the three month periods ending March 31, 2019 and 2018, the Trust recognized non-cash share restricted unit compensation expense of $1.8 million. Unrecognized compensation expense at March 31, 2019 was $9.9 million.

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

The Company’s derivative instruments as of March 31, 2019 consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of March 31, 2019.

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

As of March 31, 2019, the Company classified two properties as held for sale. Upon classification as held for sale, the Company records the portfolio at the lower of its carrying amount or fair value, less costs to sell. Fair value is generally based on discounted cash flow analyses, which involved management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. As of March 31, 2019, fair value exceeds carrying value of our assets classified as held for sale and therefore, are recorded at their respective carrying values.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$75,474	$75,260	$55,659	$54,782
Notes receivable	$20,628	$20,628	$20,628	$20,628
Derivative assets	$11,620	$11,620	$15,121	$15,121
Liabilities:
Credit facility	$(486,000)	$(486,000)	$(465,000)	$(465,000)
Notes payable	$(975,000)	$(970,868)	$(975,000)	$(914,918)
Mortgage debt	$(99,936)	$(100,624)	$(108,859)	$(107,131)
Derivative liabilities	$(3,801)	$(3,801)	$(3,673)	$(3,673)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2019 through 2039. As of March 31, 2019, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and assets classified as held for sale, were as follows (in thousands):

2019	$215,869
2020	284,473
2021	279,709
2022	269,409
2023	259,113
Thereafter	1,116,937
Total	$2,425,510

Note 12. Rent Expense

The Company leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which 79 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company has 10 corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 88 years remaining, excluding extension options, with a weighted average remaining term of 44 years.

Effective, January 1, 2019, the Company adopted ASU 2016-02, Leases which requires the operating leases mentioned above to be included in right-of-use lease asset, net on the Company’s March 31, 2019 consolidated balance sheets, which represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make the lease payments are included in lease liability on the Company’s March 31, 2019 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $126.7 million and lease liabilities for operating leases of approximately $61.0 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing or renewing after January 1, 2019 are recognized at commencement or renewal date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $126.3 million and $60.9 million, respectively. The Company has entered into various short-term operating leases, primarily for office spaces, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheets.

Because the rate implicit in each lease is not readily determinable, the Company uses a rate based on its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate was 4.3% as of

March 31, 2019. The Company is not aware of any operating leases that have not yet commenced that would have a significant impact on its consolidated balance sheets.

As of March 31, 2019, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, exclusive of the assets classified as held for sale, were as follows (in thousands):

2019	$2,174
2020	2,951
2021	2,592
2022	2,914
2023	2,908
Thereafter	138,078
Total undiscounted lease payments	$151,617
Less: Interest	(90,753)
Present value of lease liabilities	$60,864

Lease costs consisted of the following for the three months ended March 31, 2019 (in thousands):

March 31, 2019
Operating lease cost	$444
Variable lease cost	225
Total lease cost	$669

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended March 31, 2019 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of March 31, 2019, excluding assets classified as held for sale (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$16,390	5.7%
CommonSpirit - CHI - KentuckyOne	13,579	4.7%
Northside Hospital	10,098	3.5%
Baylor Scott and White Health	7,770	2.7%
Ascension - St. Vincent's - Indianapolis	7,384	2.6%
Remaining portfolio	231,468	80.8%
Total	$286,689	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.2% of its total ABR for the period ending March 31, 2019. Total ABR from CommonSpirit Health affiliated tenants totals 20.5%, including the affiliates disclosed above. Financial statements of CommonSpirit Health, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the CommonSpirit Health website (www.commonspirit.org/). Information included on the CommonSpirit Health website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of March 31, 2019, excluding assets classified as held for sale (in thousands):

State	Total ABR	Percent of ABR
Texas	$44,804	15.6%
Georgia	25,040	8.7%
Indiana	19,805	6.9%
Nebraska	17,798	6.2%
Minnesota	17,175	6.0%
Other	162,067	56.6%
Total	$286,689	100.0%

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

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator for earnings per share - basic:
Net income	$11,500	$11,332
Net income attributable to noncontrolling interests:
Operating Partnership	(305)	(313)
Partially owned properties	(138)	(111)
Preferred distributions	(284)	(487)
Numerator for earnings per share - basic	$10,773	$10,421
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$10,773	$10,421
Operating Partnership net income	305	313
Numerator for earnings per share - diluted	$11,078	$10,734
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	182,672,863	181,809,570
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,177,912	5,454,494
Restricted common shares	104,784	53,179
Restricted share units	541,749	—
Denominator for earnings per share - diluted:	188,497,308	187,317,243
Earnings per share - basic	$0.06	$0.06
Earnings per share - diluted	$0.06	$0.06

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2019	2018
Numerator for earnings per unit - basic and diluted:
Net income	$11,500	$11,332
Net income attributable to noncontrolling interests - partially owned properties	(138)	(111)
Preferred distributions	(284)	(487)
Numerator for earnings per unit - basic and diluted	$11,078	$10,734
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	187,850,775	187,264,064
Effect of dilutive securities:
Restricted common shares	104,784	53,179
Restricted share units	541,749	—
Denominator for earnings per unit - diluted	188,497,308	187,317,243
Earnings per unit - basic	$0.06	$0.06
Earnings per unit - diluted	$0.06	$0.06

Note 15. Subsequent Events

On April 3, 2019, the Company completed the disposition of a multi-specialty healthcare property representing 3,500 square feet located in Panama City, Florida for approximately $1.0 million and recognized a net gain of approximately $0.2 million. The property was disposed of at an approximate cap rate of 7.4%. This asset was classified as held for sale as of March 31, 2019.

On April 4, 2019, the Trust, through a subsidiary of its Operating Partnership, completed the acquisition of a $14.8 million surgery center in Pasadena, Texas. The Company partially funded this transaction through the issuance of an aggregate 346,989 OP units valued at approximately $6.5 million. The newly constructed 27,035 square foot medical office building is 100% leased through 2034, and the first year unlevered yield on this investment is expected to be approximately 6.0%.

On April 16, 2019, the Company made a mezzanine loan with a principal balance of $0.9 million and a weighted average interest rate of 9.0% in connection with the development of a new medical office building in Pensacola, Florida. The mezzanine loan is secured by a pledge of 100% of the borrower’s ownership interests in the real estate owner.

On April 26, 2019, the Company completed the disposition of a healthcare property representing 49,443 square feet located in Tacoma, Washington for approximately $11.5 million and recognized a net gain of approximately $2.9 million. The property was disposed of at an approximate cap rate of 6.3%. This asset was classified as held for sale as of March 31, 2019.

On April 30, 2019, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved the Amended and Restated Physicians Realty Trust 2013 Equity Incentive Plan. Among other things, the amendment increased the number of common shares authorized for issuance under the 2013 Plan by 4,550,000 common shares, for a total of 7,000,000 common shares authorized for issuance. The 2013 Plan term was also extended to 2029.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1A (Business), and Part I, Item 1A (Risk Factors) of our 2018 Annual Report.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.5 billion as of March 31, 2019. During the remainder of 2019, we look for a continuation of this strategy and execution with the potential for selective dispositions and investments, and a focus on operating performance. We intend to continue to be diligent in deploying capital in the market.

As of March 31, 2019, our portfolio consisted of 250 healthcare properties (which excludes two assets, representing approximately 52,943 leasable square feet, classified as held for sale) located in 30 states with approximately 13,588,961 net leasable square feet, which were approximately 95% leased with a weighted average remaining lease term of approximately 7.7 years. As of March 31, 2019, approximately 89% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of March 31, 2019, excluding assets held for sale, are from triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 6% of the annualized base rent payments from our properties as of March 31, 2019, excluding assets held for sale, are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2019, leases representing 2.0%, 3.7%, and 4.6% of leased square feet will expire in 2019, 2020, and 2021, respectively.

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

We may invest opportunistically in life science facilities, assisted living, and independent senior living facilities and in the longer term, senior housing properties, including skilled nursing. Consistent with our qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of March 31, 2019, owned approximately 97.3% of the OP Units. As of April 24, 2019, there were 185,281,636 common shares outstanding.

Key Transactions in First Quarter 2019

Investment Activity

During the three months ended March 31, 2019, the Company completed $20.0 million of loan transactions and acquired a newly-constructed addition to an existing building owned by the Company in Tennessee for $4.3 million. These transactions are detailed in Note 3 (Investment and Disposition Activity) to our consolidated financial statements included in Part I, Item 1 of this report.

Assets Slated for Disposition

We consider 8 properties in four states, representing an aggregate of approximately 373,213 square feet of gross leasable area, to be slated for disposition as of March 31, 2019. These assets consist of two properties representing approximately 52,943 leasable square feet classified as held for sale, five assets affiliated with Foundation Healthcare, and one additional property which we believe no longer meets our core business strategy.

Recent Developments

Quarterly Distribution

On March 22, 2019, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended March 31, 2019. The distribution was paid on April 18, 2019 to common shareholders and OP Unit holders of record as of the close of business on April 3, 2019.

Investment Activity

Since March 31, 2019, the Trust, through a subsidiary of its Operating Partnership, completed the acquisition of one healthcare property with approximately 27,035 net leasable square feet for an aggregate purchase price of approximately $14.8 million. The Company partially funded this transaction through the issuance of an aggregate 346,989 OP units valued at approximately $6.5 million. The Company also made a mezzanine loan with a principal balance of $0.9 million and a weighted average interest rate of 9.0% in connection with the development of a new medical office building in Pensacola, Florida. The mezzanine loan is secured by a pledge of 100% of the borrower’s ownership interests in the real estate owner.

Disposition Activity

Since March 31, 2019, the Company completed the disposition of 2 healthcare properties representing 52,943 square feet for approximately $12.5 million and recognized a net gain of approximately $3.1 million. These assets were disposed of because we believe they no longer meet our core business strategy from a size and age perspective. These assets were classified as held for sale as of March 31, 2019.

Capital Activity

On April 30, 2019, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved the Amended and Restated Physicians Realty Trust 2013 Equity Incentive Plan. Among other things, the amendment increased the number of common shares authorized for issuance under the 2013 Plan by 4,550,000 common shares, for a total of 7,000,000 common shares authorized for issuance. The 2013 Plan term was also extended to 2029.

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018	Change	%
Revenues:
Rental revenues	$77,083	$78,887	$(1,804)	(2.3)%
Expense recoveries	26,042	24,308	1,734	7.1%
Interest income on real estate loans and other	2,243	2,028	215	10.6%
Total revenues	105,368	105,223	145	0.1%
Expenses:
Interest expense	16,269	16,494	(225)	(1.4)%
General and administrative	8,972	8,459	513	6.1%
Operating expenses	32,208	30,459	1,749	5.7%
Depreciation and amortization	36,449	38,576	(2,127)	(5.5)%
Total expenses	93,898	93,988	(90)	(0.1)%
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	11,470	11,235	235	2.1%
Equity in income of unconsolidated entities	30	28	2	7.1%
Gain on sale of investment properties, net	—	69	(69)	NM
Net income	$11,500	$11,332	$168	1.5%
NM = Not Meaningful

Revenues

Total revenues increased $0.1 million, or 0.1%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. An analysis of selected revenues follows.

Rental revenues. Rental revenues decreased $1.8 million, or 2.3%, from $78.9 million for the three months ended March 31, 2018 to $77.1 million for the three months ended March 31, 2019. Rental revenues decreased $4.2 million due to the properties we sold during the last 12 months. This was offset by a $2.8 million increase in rental revenue associated with our property acquisitions from the last twelve months.

Expense recoveries. Expense recoveries increased $1.7 million, or 7.1%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Expense recoveries increased $2.3 million from our existing portfolio of properties owned since March 31, 2018, and an additional $0.5 million from properties purchased in the last twelve months. This partially was offset by a $1.1 million decrease in expense recoveries due to the properties sold during the last twelve months.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.2 million, or 10.6%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This is the result of additional interest income due to an increase in the Company’s outstanding real estate loans receivable.

Expenses

Total expenses were flat for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended March 31, 2019 was $16.3 million compared to $16.5 million for the three months ended March 31, 2018, representing a decrease of $0.2 million, or 1.4%. Interest expense from mortgage debt decreased by $0.8 million due to mortgage payoffs, which was partially offset by an increase of $0.5 million due to higher outstanding borrowings on our credit facility.

 General and administrative. General and administrative expenses increased $0.5 million or 6.1%, from $8.5 million during the three months ended March 31, 2018 to $9.0 million during the three months ended March 31, 2019. General and administrative expenses increased $0.8 million due to increased salaries and benefits partially offset by a $0.2 million decrease in professional fees.

Operating expenses. Operating expenses increased $1.7 million or 5.7%, from $30.5 million during the three months ended March 31, 2018 to $32.2 million during the three months ended March 31, 2019. Operating expenses increased $2.6 million from our existing portfolio of properties owned since March 31, 2018, and an additional $0.7 million from properties purchased in the last twelve months. This was partially offset by a $1.6 million decrease in operating expenses from the properties sold during the last twelve months.

Depreciation and amortization. Depreciation and amortization decreased $2.1 million, or 5.5%, from $38.6 million during the three months ended March 31, 2018 to $36.4 million during the three months ended March 31, 2019. Depreciation and amortization decreased due to properties we sold during the last twelve months.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is not significant.

Gain on sale of investment properties, net. We did not dispose of any properties during the three months ended March 31, 2019. During the three months ended March 31, 2018, we sold two properties with 29,733 net leasable square feet located in Michigan and Florida for approximately $2.5 million realizing a net gain of $0.1 million.

Cash Flows

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.

	2019	2018
Cash provided by operating activities	$26,427	$40,890
Cash used in investing activities	(37,666)	(106,422)
Cash (used in) provided by financing activities	(2,874)	69,355
(Decrease) increase in cash and cash equivalents	$(14,113)	$3,823

Cash flows from operating activities. Cash flows provided by operating activities was $26.4 million during the three months ended March 31, 2019 compared to $40.9 million during the three months ended March 31, 2018, representing a decrease of $14.4 million. This decrease was primarily due to the timing of our accounts payable and other liabilities.

Cash flows from investing activities. Cash flows used in investing activities was $37.7 million during the three months ended March 31, 2019 compared to cash flows used in investing activities of $106.4 million during the three months ended March 31, 2018, representing a change of $68.8 million. The decrease in cash flows used in investing activities was primarily attributable to the $79.9 million reduction in acquisition activity over the prior period, and partially offset by an increase of $18.0 million on our real estate loans receivable.

Cash flows from financing activities. Cash flows used in financing activities was $2.9 million during the three months ended March 31, 2019 compared to cash flows provided by financing activities of $69.4 million during the three months ended March 31, 2018, representing a change of $72.2 million. The 2019 activity was primarily attributable to net proceeds from borrowings under the credit facility of $21.0 million, and net proceeds from the sale of common shares pursuant to the ATM Program of $31.0 million. These were offset by $8.9 million of payments on mortgage debt and $42.3 million of dividends paid.

Non-GAAP Financial Measures

This report includes Funds From Operations (FFO), Normalized FFO, Normalized Funds Available For Distribution (FAD), Net Operating Income (NOI), Cash NOI, Same-Store Cash NOI, Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$11,500	$11,332
Earnings per share - diluted	$0.06	$0.06

Net income	$11,500	$11,332
Net income attributable to noncontrolling interests - partially owned properties	(138)	(111)
Preferred distributions	(284)	(487)
Depreciation and amortization expense	36,359	38,530
Depreciation and amortization expense - partially owned properties	(74)	(166)
Gain on sale of investment properties, net	—	(69)
FFO applicable to common shares and OP Units	$47,363	$49,029
Net change in fair value of derivative	13	2
Normalized FFO applicable to common shares and OP Units	$47,376	$49,031

FFO per common share and OP Unit	$0.25	$0.26
Normalized FFO per common share and OP Unit	$0.25	$0.26

Weighted average number of common shares and OP Units outstanding	188,497,308	187,317,243

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$11,500	$11,332
Normalized FFO applicable to common shares and OP Units	$47,376	$49,031

Normalized FFO applicable to common shares and OP Units	$47,376	$49,031
Non-cash share compensation expense	2,653	2,605
Straight-line rent adjustments	(4,762)	(6,450)
Amortization of acquired above/below-market leases/assumed debt	818	830
Amortization of lease inducements	343	344
Amortization of deferred financing costs	607	618
TI/LC and recurring capital expenditures	(4,904)	(4,158)
Seller master lease and rent abatement payments	—	229
Normalized FAD applicable to common shares and OP Units	$42,131	$43,049

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

Same-Store Cash NOI is a non-GAAP financial measure which excludes from Cash NOI assets not held for all periods, assets slated for disposition, and other normalizing items not specifically related to the same-store property portfolio. Management considers Same-Store Cash NOI a supplemental measure because it allows investors, analysts, and Company management to measure unlevered property-level operating results. Our use of the term Same-Store Cash NOI may not be comparable to that of other real estate companies, as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and Same-Store Cash NOI (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$11,500	$11,332
General and administrative	8,972	8,459
Depreciation and amortization	36,449	38,576
Interest expense	16,269	16,494
Net change in the fair value of derivative	13	2
Gain on sale of investment properties, net	—	(69)
NOI	$73,203	$74,794

NOI	$73,203	$74,794
Straight-line rent adjustments	(4,762)	(6,450)
Amortization of acquired above/below-market leases/assumed debt	818	830
Amortization of lease inducements	343	344
Seller master lease and rent abatement payments	—	229
Cash NOI	$69,602	$69,747

Cash NOI	$69,602	$69,747
Assets not held for all periods	(3,625)	(5,003)
Assets slated for disposition	(2,500)	(2,252)
Interest income and other	(1,625)	(1,528)
Same-Store Cash NOI	$61,852	$60,964

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

We define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, loss (gain) on dispositions, and impairment loss. We define Adjusted EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, loss (gain) on dispositions, impairment loss, acquisition expenses, non-cash share compensation expense, non-cash changes in fair value, and other normalizing items. We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$11,500	$11,332
Depreciation and amortization	36,449	38,576
Interest expense	16,269	16,494
Gain on sale of investment properties, net	—	(69)
EBITDAre	$64,218	$66,333
Non-cash share compensation expense	2,653	2,605
Non-cash changes in fair value	13	2
Adjusted EBITDAre	$66,884	$68,940

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

As of March 31, 2019, we had a total of $5.0 million of cash and cash equivalents and $605.5 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

While we intend to sell the 8 properties slated for disposition as of March 31, 2019 for other business reasons, we currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

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

As of March 31, 2019, the Company had $236.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also has a letter of credit for $8.5 million with no outstanding balance as of March 31, 2019. As defined by the Credit Agreement, $605.5 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of March 31, 2019, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

During the quarterly period ended March 31, 2019, the Trust sold 1,681,928 common shares pursuant to the ATM Program, at a weighted average price of $18.61 per share resulting in total net proceeds of approximately $31.0 million. As of March 31, 2019, the Trust has $132.4 million remaining available under the ATM Program.

Dividend Reinvestment and Share Purchase Plan

In December 2014, we adopted a Dividend Reinvestment and Share Purchase Plan. Under the DRIP:

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of March 31, 2019, the Company has issued 83,262 common shares under the DRIP since its inception.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the ASC, as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on February 28, 2019, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet debt.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one embedded derivative, which is recognized as an asset on the consolidated balance sheets in other assets and is measured at fair value, and five interest rate swaps. See Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives) to our consolidated financial statements included in Part I, Item 1 to this report for further detail on our interest rate swaps.

Interest rate risk amounts are our management’s estimates and were determined by considering the effect of hypothetical interest rates on our consolidated financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Fixed Interest Rate Debt

As of March 31, 2019, our consolidated fixed interest rate debt totaled $1.1 billion, which represented 68.4% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of March 31, 2019 of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 84.4% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of March 31, 2019, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.1 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2019. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of March 31, 2019, our consolidated variable interest rate debt totaled $492.8 million, which represented 31.6% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 15.6% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $242.8 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of March 31, 2019 would change by approximately $2.4 million annually.

Derivative Instruments

As of March 31, 2019, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of March 31, 2019, we had total consolidated indebtedness of approximately $1.6 billion. The weighted average interest rate on our consolidated indebtedness was 3.82% (based on the 30-day LIBOR rate as of March 31, 2019, of 2.49%). As of March 31, 2019, we had approximately $242.8 million, or approximately 15.6%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of March 31, 2019.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of March 31, 2019, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2018 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 24, 2019, the Trust, through a subsidiary of the Operating Partnership, entered into a contribution agreement with Pasadena Ambulatory Center, LP, to acquire a property located in Pasadena, Texas (the "Pasadena Property"). The transaction closed on April 4, 2019, at which time, the Operating Partnership issued 346,989 units in the Operating Partnership ("OP Units") as partial consideration for the acquisition. The OP Units are redeemable at the option of the holder which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. The investors in the OP Units have agreed not to cause the Operating Partnership to redeem their OP Units prior to one year from the issuance date.

The OP Units were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The issuance did not involve a public offering and was made without general solicitation or advertising.

Recent Sales of Unregistered Securities

From time to time the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	8,475	(1)	$16.04	N/A	N/A
February 1, 2019 - February 28, 2019	35,265	(2)	18.07	N/A	N/A
March 1, 2019 - March 31, 2019	72,088	(2)	18.09	N/A	N/A
Total	115,828		$17.93	—	—

(1)
Represents OP Units redeemed by holders in exchange for common shares of the Company and common shares repurchased by the Company to satisfy employee withholding tax obligations related to stock-based compensation.

(2)	Pursuant to a general authorization, whereby the Trust is authorized to repurchase common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated as of January 1, 2019 between the Trust and Laurie P. Becker**
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.3	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.**
31.4	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.**
32.1
Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) for Physicians Realty Trust**

32.2
Certification of John T. Thomas and Jeffrey N. Theiler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) for Physicians Realty L.P.**

101.INS	XBRL Instance Document (+)
101.SCH	XBRL Extension Schema Document (+)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (+)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (+)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (+)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (+)
*    Indicates a management contract or compensatory plan or arrangement.
**    Filed herewith

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

PHYSICIANS REALTY TRUST

Date: May 2, 2019	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 2, 2019	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: May 2, 2019	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 2, 2019	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)