Form 10-Q
period 2019-06-30
Physicians Realty Trust; Physicians Realty L.P.
filed 2019-08-08
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-36007 (Physicians Realty Trust)
Commission file number: 333-205034-01 (Physicians Realty L.P.)

PHYSICIANS REALTY TRUST
PHYSICIANS REALTY L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland	(Physicians Realty Trust)	46-2519850
Delaware	(Physicians Realty L.P.)	80-0941870
(State of Organization)		(IRS Employer Identification No.)

309 N. Water Street, Suite 500		53202
Milwaukee	Wisconsin
(Address of Principal Executive Offices)		(Zip Code)

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
Physicians Realty Trust      ☐ Physicians Realty L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of Physicians Realty Trust’s common shares outstanding as of July 29, 2019 was 185,317,099.

Title of each class	Securities registered pursuant to section 12(b) of the Act: Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	DOC	New York Stock Exchange

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2019 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and the “Company,” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership, together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of July 29, 2019, 112,701 Series A Preferred Units were outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of June 30, 2019, the Trust held a 97.1% interest in the Operating Partnership and owned no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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
for the Quarter Ended June 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts may be forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, property performance, and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics, and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “expect,” “outlook,” “continue,” “project,” “may,” “will,” “should,” “seek,” “approximately,” “intend,” “plan,” “pro forma,” “estimate” or “anticipate” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, expectations, or intentions.

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

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$216,032	$211,253
Building and improvements	3,649,360	3,623,962
Tenant improvements	47,919	36,497
Acquired lease intangibles	390,557	452,384
	4,303,868	4,324,096
Accumulated depreciation	(480,083)	(411,052)
Net real estate property	3,823,785	3,913,044
Right-of-use lease assets, net	125,775	—
Real estate loans receivable	82,584	55,659
Investments in unconsolidated entities	1,331	1,330
Net real estate investments	4,033,475	3,970,033
Cash and cash equivalents	6,883	19,161
Tenant receivables, net	7,662	8,881
Other assets	123,967	144,759
Total assets	$4,171,987	$4,142,834
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$462,397	$457,388
Notes payable	967,358	966,961
Mortgage debt	99,206	108,504
Accounts payable	5,489	3,886
Dividends and distributions payable	44,530	43,821
Accrued expenses and other liabilities	73,040	76,282
Lease liabilities	60,692	—
Acquired lease intangibles, net	6,903	13,585
Total liabilities	1,719,615	1,670,427

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	26,929	24,747

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 185,315,334 and 182,416,007 common shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,853	1,824
Additional paid-in capital	2,845,065	2,791,555
Accumulated deficit	(497,007)	(428,307)
Accumulated other comprehensive income	5,399	14,433
Total shareholders’ equity	2,355,310	2,379,505
Noncontrolling interests:
Operating Partnership	69,841	67,477
Partially owned properties	292	678
Total noncontrolling interests	70,133	68,155
Total equity	2,425,443	2,447,660
Total liabilities and equity	$4,171,987	$4,142,834
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$68,303	$80,392	$145,386	$159,279
Expense recoveries	24,171	24,288	50,213	48,596
Interest income on real estate loans and other	2,429	2,309	4,672	4,337
Total revenues	94,903	106,989	200,271	212,212
Expenses:
Interest expense	16,053	17,154	32,322	33,648
General and administrative	7,676	7,104	16,648	15,563
Operating expenses	30,636	30,341	62,844	60,800
Depreciation and amortization	36,285	37,725	72,734	76,301
Total expenses	90,650	92,324	184,548	186,312
Income before equity in income of unconsolidated entities and gain (loss) on sale of investment properties, net:	4,253	14,665	15,723	25,900
Equity in income of unconsolidated entities	30	29	60	57
Gain (loss) on sale of investment properties, net	3,033	(2,632)	3,033	(2,563)
Net income	7,316	12,062	18,816	23,394
Net income attributable to noncontrolling interests:
Operating Partnership	(200)	(331)	(505)	(644)
Partially owned properties (1)	(136)	(144)	(274)	(255)
Net income attributable to controlling interest	6,980	11,587	18,037	22,495
Preferred distributions	(294)	(284)	(578)	(771)
Net income attributable to common shareholders	$6,686	$11,303	$17,459	$21,724
Net income per share:
Basic	$0.04	$0.06	$0.09	$0.12
Diluted	$0.04	$0.06	$0.09	$0.12
Weighted average common shares:
Basic	185,239,471	182,002,062	183,963,257	181,906,348
Diluted	190,815,892	187,431,132	189,699,284	187,387,211

Dividends and distributions declared per common share and OP Unit	$0.23	$0.23	$0.46	$0.46

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$7,316	$12,062	$18,816	$23,394
Other comprehensive (loss) income:
Change in fair value of interest rate swap agreements, net	(5,558)	1,321	(9,034)	5,619
Total other comprehensive (loss) income	(5,558)	1,321	(9,034)	5,619
Comprehensive income	1,758	13,383	9,782	29,013
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(35)	(367)	(245)	(805)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(136)	(144)	(274)	(255)
Comprehensive income attributable to common shareholders	$1,587	$12,872	$9,263	$27,953

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,824	$2,791,555	$(428,307)	$14,433	$2,379,505	$67,477	$678	$68,155	$2,447,660
Cumulative effect of changes in accounting standards	—	(239)	—	—	(239)	—	—	—	(239)
Net proceeds from sale of common shares	17	31,003	—	—	31,020	—	—	—	31,020
Restricted share award grants, net	2	640	(287)	—	355	—	—	—	355
Purchase of OP Units	—	—	—	—	—	(105)	—	(105)	(105)
Dividends/distributions declared	—	—	(42,536)	—	(42,536)	(1,158)	—	(1,158)	(43,694)
Preferred distributions	—	—	(284)	—	(284)	—	—	—	(284)
Distributions	—	—	—	—	—	—	(47)	(47)	(47)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(290)	—	—	(290)	—	—	—	(290)
Change in fair value of interest rate swap agreements	—	—	—	(3,476)	(3,476)	—	—	—	(3,476)
Net income	—	—	11,057	—	11,057	305	64	369	11,426
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(149)	—	—	(149)	149	—	149	—
Balance at March 31, 2019	$1,843	$2,822,520	$(460,357)	$10,957	$2,374,963	$66,668	$695	$67,363	$2,442,326
Net proceeds from sale of common shares	10	18,306	—	—	18,316	—	—	—	18,316
Restricted share award grants, net	—	2,646	22	—	2,668	—	—	—	2,668
Purchase of OP Units	—	—	—	—	—	(717)	—	(717)	(717)
Dividends/distributions declared	—	—	(42,674)	—	(42,674)	(1,238)	—	(1,238)	(43,912)
Preferred distributions	—	—	(294)	—	(294)	—	—	—	(294)
Issuance of OP Units in connection with acquisition	—	—	—	—	—	6,488	—	6,488	6,488
Distributions	—	—	—	—	—	—	(47)	(47)	(47)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	155	(684)	—	(529)	—	—	—	(529)
Buyout of Noncontrolling Interest - partially owned properties	—	(122)	—	—	(122)	—	(418)	(418)	(540)
Change in fair value of interest rate swap agreements	—	—	—	(5,558)	(5,558)	—	—	—	(5,558)
Net income	—	—	6,980	—	6,980	200	62	262	7,242
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,560	—	—	1,560	(1,560)	—	(1,560)	—
Balance at June 30, 2019	$1,853	$2,845,065	$(497,007)	$5,399	$2,355,310	$69,841	$292	$70,133	$2,425,443

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,814	$2,772,823	$(315,417)	$13,952	$2,473,172	$73,844	$618	$74,462	$2,547,634
Net proceeds from sale of common shares	3	5,313	—	—	5,316	—	—	—	5,316
Restricted share award grants, net	2	872	59	—	933	—	—	—	933
Conversion of OP Units	—	126	—	—	126	(126)	—	(126)	—
Dividends/distributions declared	—	—	(41,910)	—	(41,910)	(1,216)	—	(1,216)	(43,126)
Preferred distributions	—	—	(487)	—	(487)	—	—	—	(487)
Distributions	—	—	—	—	—	—	(43)	(43)	(43)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	194	1,276	—	1,470	—	—	—	1,470
Change in fair value of interest rate swap agreements	—	—	—	4,298	4,298	—	—	—	4,298
Net income	—	—	10,908	—	10,908	313	44	357	11,265
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(712)	—	—	(712)	712	—	712	—
Balance at March 31, 2018	$1,819	$2,778,616	$(345,571)	$18,250	$2,453,114	$73,527	$619	$74,146	$2,527,260
Net proceeds from sale of common shares	—	654	—	—	654	—	—	—	654
Restricted share award grants, net	—	1,986	25	—	2,011	—	—	—	2,011
Purchase of OP Units	—	—	—	—	—	(303)	—	(303)	(303)
Conversion of OP Units	1	816	—	—	817	(817)	—	(817)	—
Dividends/distributions declared	—	—	(41,927)	—	(41,927)	(1,192)	—	(1,192)	(43,119)
Preferred distributions	—	—	(284)	—	(284)	—	—	—	(284)
Distributions	—	—	—	—	—	—	(43)	(43)	(43)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(39)	—	—	(39)	—	—	—	(39)
Change in fair value of interest rate swap agreements	—	—	—	1,321	1,321	—	—	—	1,321
Net income	—	—	11,587	—	11,587	331	49	380	11,967
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(166)	—	—	(166)	166	—	166	—
Balance at June 30, 2018	$1,820	$2,781,867	$(376,170)	$19,571	$2,427,088	$71,712	$625	$72,337	$2,499,425

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$18,816	$23,394
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	72,734	76,301
Amortization of deferred financing costs	1,206	1,214
Amortization of lease inducements and above/below-market lease intangibles	2,354	2,530
Straight-line rental revenue/expense	(2,801)	(12,600)
Amortization of discount on unsecured senior notes	298	285
Amortization of above market assumed debt	(31)	(31)
(Gain) loss on sale of investment properties, net	(3,033)	2,563
Equity in income of unconsolidated entities	(60)	(57)
Distributions from unconsolidated entities	59	56
Change in fair value of derivative	(1)	(8)
Provision for bad debts	2,130	(81)
Non-cash share compensation	5,338	4,619
Net change in fair value of contingent consideration	—	(50)
Change in operating assets and liabilities:
Tenant receivables	(1,359)	4,186
Other assets	1,802	502
Accounts payable	1,603	(6,011)
Accrued expenses and other liabilities	(2,841)	5,501
Net cash provided by operating activities	96,214	102,313
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	12,028	93,187
Acquisition of investment properties, net	(23,007)	(157,322)
Escrowed cash - acquisition deposits/earnest deposits	—	(2,220)
Capital expenditures on investment properties	(22,702)	(18,735)
Issuance of real estate loans receivable	(27,056)	(2,000)
Repayment of real estate loans receivable	350	10,271
Issuance of note receivable	—	(20,385)
Leasing commissions	(1,272)	(2,062)
Lease inducements	(8)	(73)
Net cash used in investing activities	(61,667)	(99,339)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	49,336	5,970
Proceeds from credit facility borrowings	115,000	277,000
Repayment of credit facility borrowings	(111,000)	(143,000)
Principal payments on mortgage debt	(9,313)	(46,809)
Debt issuance costs	(25)	(419)
Dividends paid - shareholders	(84,837)	(84,161)
Distributions to noncontrolling interests - Operating Partnership	(2,325)	(2,448)
Preferred distributions paid - OP Unit holder	(569)	(342)
Distributions to noncontrolling interests - partially owned properties	(297)	(262)
Payments of employee taxes for withheld stock-based compensation shares	(1,973)	(1,701)
Purchase of OP Units	(822)	(303)
Net cash (used in) provided by financing activities	(46,825)	3,525
Net (decrease) increase in cash and cash equivalents	(12,278)	6,499
Cash and cash equivalents, beginning of period	19,161	2,727
Cash and cash equivalents, end of period	$6,883	$9,226
Supplemental disclosure of cash flow information - interest paid during the period	$31,026	$25,730
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(9,034)	$5,619
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$8,349	$22,651
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$216,032	$211,253
Building and improvements	3,649,360	3,623,962
Tenant improvements	47,919	36,497
Acquired lease intangibles	390,557	452,384
	4,303,868	4,324,096
Accumulated depreciation	(480,083)	(411,052)
Net real estate property	3,823,785	3,913,044
Right-of-use lease assets, net	125,775	—
Real estate loans receivable	82,584	55,659
Investments in unconsolidated entities	1,331	1,330
Net real estate investments	4,033,475	3,970,033
Cash and cash equivalents	6,883	19,161
Tenant receivables, net	7,662	8,881
Other assets	123,967	144,759
Total assets	$4,171,987	$4,142,834
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$462,397	$457,388
Notes payable	967,358	966,961
Mortgage debt	99,206	108,504
Accounts payable	5,489	3,886
Distributions payable	44,530	43,821
Accrued expenses and other liabilities	73,040	76,282
Lease liabilities	60,692	—
Acquired lease intangibles, net	6,903	13,585
Total liabilities	1,719,615	1,670,427

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	26,929	24,747

Capital:
Partners’ capital:
General partners’ capital, 185,315,334 and 182,416,007 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,350,033	2,365,072
Limited partners’ capital, 5,497,445 and 5,182,784 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	69,719	67,477
Accumulated other comprehensive income	5,399	14,433
Total partners’ capital	2,425,151	2,446,982
Noncontrolling interest - partially owned properties	292	678
Total capital	2,425,443	2,447,660
Total liabilities and capital	$4,171,987	$4,142,834

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$68,303	$80,392	$145,386	$159,279
Expense recoveries	24,171	24,288	50,213	48,596
Interest income on real estate loans and other	2,429	2,309	4,672	4,337
Total revenues	94,903	106,989	200,271	212,212
Expenses:
Interest expense	16,053	17,154	32,322	33,648
General and administrative	7,676	7,104	16,648	15,563
Operating expenses	30,636	30,341	62,844	60,800
Depreciation and amortization	36,285	37,725	72,734	76,301
Total expenses	90,650	92,324	184,548	186,312
Income before equity in income of unconsolidated entities and gain (loss) on sale of investment properties, net:	4,253	14,665	15,723	25,900
Equity in income of unconsolidated entities	30	29	60	57
Gain (loss) on sale of investment properties, net	3,033	(2,632)	3,033	(2,563)
Net income	7,316	12,062	18,816	23,394
Net income attributable to noncontrolling interests - partially owned properties (1)	(136)	(144)	(274)	(255)
Net income attributable to controlling interest	7,180	11,918	18,542	23,139
Preferred distributions	(294)	(284)	(578)	(771)
Net income attributable to common unitholders	$6,886	$11,634	$17,964	$22,368
Net income per common unit:
Basic	$0.04	$0.06	$0.09	$0.12
Diluted	$0.04	$0.06	$0.09	$0.12
Weighted average common units:
Basic	190,717,713	187,394,619	189,292,163	187,329,702
Diluted	190,815,892	187,431,132	189,699,284	187,387,211

Distributions declared per common unit	$0.23	$0.23	$0.46	$0.46

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$7,316	$12,062	$18,816	$23,394
Other comprehensive (loss) income:
Change in fair value of interest rate swap agreements, net	(5,558)	1,321	(9,034)	5,619
Total other comprehensive (loss) income	(5,558)	1,321	(9,034)	5,619
Comprehensive income	1,758	13,383	9,782	29,013
Comprehensive income attributable to noncontrolling interests - partially owned properties	(136)	(144)	(274)	(255)
Comprehensive income attributable to common unitholders	$1,622	$13,239	$9,508	$28,758

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at December 31, 2018	$2,365,072	$67,477	$14,433	$2,446,982	$678	$2,447,660
Cumulative effect of changes in accounting standard	(239)	—	—	(239)	—	(239)
Net proceeds from sale of Trust common shares and issuance of common units	31,020	—	—	31,020	—	31,020
Trust restricted share award grants, net	355	—	—	355	—	355
Purchase of OP Units	—	(105)	—	(105)	—	(105)
OP Units - distributions	(42,536)	(1,158)	—	(43,694)	—	(43,694)
Preferred distributions	(284)	—	—	(284)	—	(284)
Distributions	—	—	—	—	(47)	(47)
Change in market value of Redeemable Limited Partners	(290)	—	—	(290)	—	(290)
Change in fair value of interest rate swap agreements	—	—	(3,476)	(3,476)	—	(3,476)
Net income	11,057	305	—	11,362	64	11,426
Adjustments for Limited Partners ownership in Operating Partnership	(149)	149	—	—	—	—
Balance at March 31, 2019	$2,364,006	$66,668	$10,957	$2,441,631	$695	$2,442,326
Net proceeds from sale of Trust common shares and issuance of common units	18,316	—	—	18,316	—	18,316
Trust restricted share award grants, net	2,668	—	—	2,668	—	2,668
Purchase of OP Units	—	(717)	—	(717)	—	(717)
OP Units - distributions	(42,674)	(1,238)	—	(43,912)	—	(43,912)
Preferred distributions	(294)	—	—	(294)	—	(294)
Issuance of OP Units in connection with acquisitions	—	6,488	—	6,488	—	6,488
Distributions	—	—	—	—	(47)	(47)
Change in market value of Redeemable Limited Partners	(529)	—	—	(529)	—	(529)
Buyout of Noncontrolling Interest - partially owned properties	—	(122)	—	(122)	(418)	(540)
Change in fair value of interest rate swap agreements	—	—	(5,558)	(5,558)	—	(5,558)
Net income	6,980	200	—	7,180	62	7,242
Adjustments for Limited Partners ownership in Operating Partnership	1,560	(1,560)	—	—	—	—
Balance at June 30, 2019	$2,350,033	$69,719	$5,399	$2,425,151	$292	$2,425,443

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at December 31, 2017	$2,459,220	$73,844	$13,952	$2,547,016	$618	$2,547,634
Net proceeds from sale of Trust common shares and issuance of common units	5,316	—	—	5,316	—	5,316
Trust restricted share award grants, net	933	—	—	933	—	933
Conversion of OP Units	126	(126)	—	—	—	—
OP Units - distributions	(41,910)	(1,216)	—	(43,126)	—	(43,126)
Preferred distributions	(487)	—	—	(487)	—	(487)
Distributions	—	—	—	—	(43)	(43)
Change in market value of Redeemable Limited Partners	194	—	—	194	—	194
Buyout of Noncontrolling Interest - partially owned properties	1,276	—	—	1,276	—	1,276
Change in fair value of interest rate swap agreements	—	—	4,298	4,298	—	4,298
Net income	10,908	313	—	11,221	44	11,265
Adjustments for Limited Partners ownership in Operating Partnership	(712)	712	—	—	—	—
Balance at of March 31, 2018	$2,434,864	$73,527	$18,250	$2,526,641	$619	$2,527,260
Net proceeds from sale of Trust common shares and issuance of common units	654	—	—	654	—	654
Trust restricted share award grants, net	2,011	—	—	2,011	—	2,011
Purchase of OP Units	—	(303)	—	(303)	—	(303)
Conversion of OP Units	817	(817)	—	—	—	—
OP Units - distributions	(41,927)	(1,192)	—	(43,119)	—	(43,119)
Preferred distributions	(284)	—	—	(284)	—	(284)
Distributions	—	—	—	—	(43)	(43)
Change in market value of Redeemable Limited Partners	(39)	—	—	(39)	—	(39)
Change in fair value of interest rate swap agreements	—	—	1,321	1,321	—	1,321
Net income	11,587	331		11,918	49	11,967
Adjustments for Limited Partners ownership in Operating Partnership	(166)	166	—	—	—	—
Balance at June 30, 2018	$2,407,517	$71,712	$19,571	$2,498,800	$625	$2,499,425

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$18,816	$23,394
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	72,734	76,301
Amortization of deferred financing costs	1,206	1,214
Amortization of lease inducements and above/below-market lease intangibles	2,354	2,530
Straight-line rental revenue/expense	(2,801)	(12,600)
Amortization of discount on unsecured senior notes	298	285
Amortization of above market assumed debt	(31)	(31)
(Gain) loss on sale of investment properties, net	(3,033)	2,563
Equity in income of unconsolidated entities	(60)	(57)
Distributions from unconsolidated entities	59	56
Change in fair value of derivative	(1)	(8)
Provision for bad debts	2,130	(81)
Non-cash share compensation	5,338	4,619
Net change in fair value of contingent consideration	—	(50)
Change in operating assets and liabilities:
Tenant receivables	(1,359)	4,186
Other assets	1,802	502
Accounts payable	1,603	(6,011)
Accrued expenses and other liabilities	(2,841)	5,501
Net cash provided by operating activities	96,214	102,313
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	12,028	93,187
Acquisition of investment properties, net	(23,007)	(157,322)
Escrowed cash - acquisition deposits/earnest deposits	—	(2,220)
Capital expenditures on investment properties	(22,702)	(18,735)
Issuance of real estate loans receivable	(27,056)	(2,000)
Repayment of real estate loans receivable	350	10,271
Issuance of note receivable	—	(20,385)
Leasing commissions	(1,272)	(2,062)
Lease inducements	(8)	(73)
Net cash used in investing activities	(61,667)	(99,339)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	49,336	5,970
Proceeds from credit facility borrowings	115,000	277,000
Repayment of credit facility borrowings	(111,000)	(143,000)
Principal payments on mortgage debt	(9,313)	(46,809)
Debt issuance costs	(25)	(419)
OP Unit distributions - General Partner	(84,837)	(84,161)
OP Unit distributions - Limited Partner	(2,325)	(2,448)
Preferred OP Units distributions - Limited Partner	(569)	(342)
Distributions to noncontrolling interests - partially owned properties	(297)	(262)
Payments of employee taxes for withheld stock-based compensation shares	(1,973)	(1,701)
Purchase of Limited Partner Units	(822)	(303)
Net cash (used in) provided by financing activities	(46,825)	3,525
Net (decrease) increase in cash and cash equivalents	(12,278)	6,499
Cash and cash equivalents, beginning of period	19,161	2,727
Cash and cash equivalents, end of period	$6,883	$9,226
Supplemental disclosure of cash flow information - interest paid during the period	$31,026	$25,730
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(9,034)	$5,619
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$8,349	$22,651
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

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of June 30, 2019, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarterly periods ended March 31, 2019 and June 30, 2019, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2019	1,681,928	$18.61	$30,986
Quarterly period ended June 30, 2019	971,000	18.66	17,935
Year to date	2,652,928	$18.63	$48,921

As of June 30, 2019, the Trust has $114.3 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2019 and 2018 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on February 28, 2019.

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

Operating Partnership: Noncontrolling interests in the Company include OP Units held by other investors. Net income or loss is allocated to noncontrolling interests (limited partners) based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units held by the noncontrolling interests and the Trust. Issuance of additional common shares and OP Units changes the ownership interests of both the noncontrolling interests and the Trust. Such transactions and the related proceeds are treated as capital transactions.

On April 4, 2019, the Operating Partnership partially funded a property acquisition by issuing an aggregate of 346,989 OP Units valued at approximately $6.5 million. The acquisition had a total purchase price of approximately $14.8 million.

As of June 30, 2019, the Trust held a 97.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

On May 6, 2019, the Operating Partnership acquired the remaining noncontrolling interest associated with a previously acquired medical office portfolio in Minnesota. The Operating Partnership paid approximately $0.5 million as consideration for the redemption.

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

On January 9, 2018, the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons Transaction”) was partially funded with the issuance of 104,172 Series A Preferred Units, with a value of $22.7 million. Due to the redemption rights associated with the Series A Preferred Units, the Trust classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheets.

In connection with the Hazelwood Medical Commons Transaction, the Operating Partnership agreed to pay additional purchase consideration under an earn-out agreement with the seller if certain lease-up requirements were achieved before January 8, 2023. On June 19, 2019, the Operating Partnership funded, with the issuance of 8,529 Series A Preferred Units, an earn-out payment valued at $1.9 million on the date of issuance, which was capitalized to the cost basis of the property.

As of June 30, 2019, there were 112,701 Series A Preferred Units outstanding, with an embedded derivative value of $4.1 million. The embedded derivative value is classified in accrued expenses and other liabilities on the consolidated balance sheets.

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

Dividends and Distributions

On June 21, 2019, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended June 30, 2019. The distribution was paid on July 18, 2019 to common shareholders and OP Unit holders of record as of the close of business on July 3, 2019.

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

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018, our acquisitions of investment properties and the majority of our future investments will be accounted for as asset acquisitions and will result in the capitalization of acquisition costs. The purchase price, inclusive of acquisition costs, will be allocated to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Intangible assets primarily consist of above- or below-market leases, in place leases, and above- or below-market debt assumed. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires us to make certain estimates and assumptions.

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

Based on these estimates, the Company recognizes the acquired assets and assumed liabilities based on their estimated fair values, which are generally determined using Level 3 inputs, such as market rental rates, capitalization rates, discount rates, or other available market data.

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The Company adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Company recognizes an impairment loss at the time it makes any such determination. If the Company determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data. With the adoption of ASU 2016-02, Leases, on January 1, 2019, the Company periodically evaluates the right-of-use assets for impairment as detailed above.

The Company did not record any impairment charges in the three and six month periods ended June 30, 2019 or 2018.

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

Real Estate Loans Receivable

Real estate loans receivable consists of twelve mezzanine loans, two construction loans, and one term loan as of June 30, 2019. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loan is secured by a mortgage on the land and the improvements as constructed. Interest income on the loans are recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized during the three and six months ended June 30, 2019 or 2018.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $67.0 million and $64.2 million as of June 30, 2019 and December 31, 2018, respectively. If the Company determines that collectability of straight-line rents is not probable, rental revenue is limited to the lease payments collected from the lessee, including any variable lease payments.

In accordance with ASU 2016-02, Leases, Topic 842 (“ASC 842”), if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. On January 1, 2019 the Company adopted ASC 842 and applied the prospective approach consolidating bad debt as an adjustment to rental revenues. Bad debt recognized as an adjustment to rental revenues was $9.0 million for the six months ended June 30, 2019. Net bad debt recoveries of $0.1 million was recorded in the six months ended June 30, 2018 and was reported in operating expenses.

Rental revenue is adjusted by amortization of lease inducements and above- or below-market rents on certain leases. Lease inducements and above- or below-market rents are amortized on a straight-line basis over the remaining life of the lease.

During the quarter ended June 30, 2019, the Company wrote-off $3.5 million of straight-line rent receivables and $0.8 million of rent receivables related to three properties owned by the Company and operated by LifeCare Holdings, LLC (“LifeCare”), representing an aggregate reduction to revenue of $4.3 million. During the quarter ended June 30, 2019, the

Company also wrote-off $3.0 million of straight-line rent receivables and $2.1 million of rent receivables related to the Foundation El Paso Surgical Hospital, representing an aggregate reduction to revenue of $5.1 million.

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

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met or if the Company does not elect to apply for hedge accounting, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. As a result of our adoption of ASU 2017-12 as of January 1, 2019, if hedge accounting is applied to a derivative instrument, the entire change in the fair value of our derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI’) on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2019, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

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

Tenant Receivables, Net

Tenant receivables primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and write-off the remaining balance when, in the opinion of management, collection of substantially all remaining payments is not probable. We establish reserves for tenants whose rent payments are under dispute. When we determine substantially all remaining lease payments are not probable of collection, we recognize a reduction of our rental revenues and expense recoveries for all outstanding balances, including accrued straight-line rent receivables. Any subsequent receipts are recognized as rental revenues and expense recoveries in the period received. The adoption of ASC 842 resulted in an adjustment to our opening accumulated deficit balance of $0.2 million, associated with tenant receivables where collection of substantially all operating lease payments is not probable as of January 1, 2019.

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

On January 1, 2019 the Company, both as a lessor and a lessee, adopted ASU 2016-02 and ASU 2018-11 using the cumulative-effect transition method. The cumulative effect adjustment to the opening balance of retained earnings was $0.2 million. Upon adoption of the new leasing standard, the Company recognized right-of-use assets and corresponding lease liabilities of $126.7 million and $61.0 million, respectively, on its consolidated balance sheets as of January 1, 2019. The right-of-use asset is based upon the recognized lease liabilities, adjusted for previously recognized prepaid lease payments and intangible assets and liabilities. The lease liability is measured at the present value of remaining lease payments of its operating leases for which it is the lessee, including ground, office, and equipment leases, discounted at a rate based on the Company’s incremental borrowing rate.

The Company elected to apply the package of practical expedients applicable to the Company for transition of leases in effect at adoption. This allowed the entity to forgo reassessing (1) whether a contract contains a lease, (2) classification of leases, and (3) whether capitalized costs associated with a lease meet the definition of “initial direct costs” under ASC 842. As a lessee, this allowed the Company to continue to account for its existing ground and office space leases as operating leases, however, after January 1, 2019, any new or renewed ground leases may be classified as financing leases. Additionally, the Company adopted the comparative period practical expedient which allowed the reporting for comparative periods prior to adoption to continue to be presented in the financial statements in accordance with previous lease accounting guidance.

As a lessee, the Company adopted the short-term leases practical expedient which allowed the Company not to capitalize short-term leases within its lease liabilities and right-of-use assets. Additionally, the Company elected the practical expedient allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. The Company elected this lessor practical expedient on various underlying assets including, among other things, land and building, and recognizes, measures, presents, and discloses revenue from its lease arrangements based upon the predominate component, which is determined to be the lease component, under the new ASC 842 guidance. As a lessor, the Company will continue to show its expense recoveries separate from its rental revenues for transparency purposes. The Company has not elected the hindsight practical expedient, which would allow the use of hindsight in determining the lease term and impairment of the right-of-use assets as of the implementation date. The adoption of the ASC 842 guidance did not have a material effect on the Company’s results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incur losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including certain receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of ASU 2016-13 will have on our consolidated financial statements.

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

Note 3. Investment and Disposition Activity

During the six months ended June 30, 2019, the Company completed the acquisitions of 2 operating healthcare properties located in 2 states for an aggregate purchase price of approximately $23.3 million. In addition, the Company purchased a newly-constructed addition to an existing building owned by the Company in Tennessee for $4.3 million. During the six months ended June 30, 2019, the Company also funded $27.1 million of loan transactions, including 2 construction loans with an aggregate commitment amount of $44.3 million with funding to date of $10.3 million, and the Company completed 3 mezzanine loans for an aggregate $16.8 million. The Company also paid $2.5 million of additional purchase consideration on 2 properties under earn-out agreements, as well as $0.5 million under a noncontrolling interest buyout. These investment activities result in total investment activity of approximately $57.6 million for the six months ended June 30, 2019.

Investment activity for the three months ended June 30, 2019 is summarized below:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Doctors United ASC	(1)	Pasadena, TX	April 4, 2019	$14,812
NCI Buyout - MN Portfolio		Various	May 6, 2019	540
Atlanta Condominium Investments		Atlanta, GA	June 28, 2019	8,500
Loan Investments		Various	Various	7,028
Earn-out Investments	(2)	Various	Various	2,468
				$33,348

(1)	The Operating Partnership partially funded the acquisition by issuing an aggregate of 346,989 OP Units valued at approximately $6.5 million on the date of issuance.

(2)
The Company completed the settlement of acquisitions related earn-out payments upon the execution of leases at two properties. One payment valued at $1.9 million at the time of issuance, was funded with the issuance of 8,529 Series A Preferred Units. Both earn-out payments are considered to be additional purchase price upon each respective property.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$—	$5,491	$5,491
Building and improvements	7,587	16,466	24,053
In-place lease intangibles	434	4,651	5,085
Below market in-place lease intangibles	—	(96)	(96)
Mortgage escrow	(3,718)	—	(3,718)
Issuance of OP Units	—	(6,488)	(6,488)
Issuance of Series A Preferred Units	—	(1,862)	(1,862)
Net assets acquired	$4,303	$18,162	$22,465

Dispositions

During the three months ended June 30, 2019, the Company sold two medical office buildings located in 2 states for approximately $12.5 million and recognized a net gain on the sale of approximately $3.0 million.

The following table summarizes revenues and net income related to the disposed properties for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$54	$231	$302	$471

Income before net gain on sale of investment properties	$55	$40	$100	$80
Gain on sale of investment properties	3,033	—	3,033	—
Net income	$3,088	$40	$3,133	$80

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$344,329	$(128,565)	$215,764	$340,428	$(111,500)	$228,928
Above-market leases	45,516	(15,786)	29,730	45,568	(13,621)	31,947
Leasehold interest	712	(272)	440	712	(242)	470
Below-market ground leases (1)	—	—	—	65,676	(2,194)	63,482
Right-of-use lease assets	126,781	(1,006)	125,775	—	—	—
Total	$517,338	$(145,629)	$371,709	$452,384	$(127,557)	$324,827
Liabilities
Below-market leases	$14,455	$(7,552)	$6,903	$14,654	$(6,768)	$7,886
Above-market ground leases (1)	—	—	—	5,965	(266)	5,699
Lease liabilities	61,097	(405)	60,692	—	—	—
Total	$75,552	$(7,957)	$67,595	$20,619	$(7,034)	$13,585

(1)
Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

 The following is a summary of acquired lease intangible amortization for the three and six month periods ended June 30, 2019 and 2018, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense related to in-place leases	$9,001	$10,975	$18,248	$21,977
Decrease of rental income related to above-market leases	1,101	1,438	2,216	2,917
Decrease of rental income related to leasehold interest	15	15	30	30
Increase of rental income related to below-market leases	529	651	1,079	1,494
Decrease of operating expense related to above-market ground leases (1)	35	36	70	71
Increase in operating expense related to below-market ground leases (1)	304	245	607	489

(1)
Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

For the three months ended June 30, 2019, the Company wrote off in-place lease assets of approximately $0.8 million with accumulated amortization of $0.4 million, for a net loss of approximately $0.4 million.

For the six months ended June 30, 2019, the Company wrote off in-place lease assets of approximately $1.1 million with accumulated amortization of $0.6 million, for a net loss of approximately $0.5 million. In addition, the Company wrote off below-market lease liabilities of approximately $0.3 million with accumulated amortization of $0.2 million, for a net gain of approximately $0.1 million.

Future aggregate net amortization of the acquired lease intangibles as of June 30, 2019, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2019	$(1,335)	$18,252
2020	(2,719)	34,328
2021	(2,649)	31,860
2022	(2,183)	27,944
2023	(1,889)	25,078
Thereafter	(12,492)	143,385
Total	$(23,267)	$280,847

As of June 30, 2019, the weighted average amortization period for asset lease intangibles and liability lease intangibles is 25 and 40 years, respectively. The increase in weighted average amortization periods since December 31, 2018 is due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

Note 5. Other Assets

Other assets consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Straight line rent receivable, net	$67,024	$64,245
Note receivable	20,628	20,628
Lease inducements, net	12,603	13,233
Leasing commissions, net	7,007	6,221
Interest rate swap	6,045	15,121
Prepaid expenses	5,563	16,017
Escrows	1,641	5,534
Other	3,456	3,760
Total	$123,967	$144,759

Note 6. Debt

The following is a summary of debt as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Fixed interest mortgage notes (1)	$92,621	$101,832
Variable interest mortgage note (2)	6,728	6,830
Total mortgage debt	99,349	108,662
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.10%, due September 2022	219,000	215,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.32%, due June 2023 (3)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,543,349	1,548,662
Unamortized deferred financing costs	(8,767)	(9,920)
Unamortized discounts	(5,788)	(6,086)
Unamortized fair value adjustments	167	197
Total debt	$1,528,961	$1,532,853

(1)
Fixed interest mortgage notes bearing interest from 3.00% to 5.50%, due in 2020, 2021, 2022, and 2024, with a weighted average interest rate of 4.37% and 4.26% as of June 30, 2019 and December 31, 2018, respectively. The notes are collateralized by five properties with a net book value of $172.2 million and $174.2 million as of June 30, 2019 and December 31, 2018, respectively.

(2)
Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 5.15% and 5.21% as of June 30, 2019 and December 31, 2018, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.6 million as of June 30, 2019 and December 31, 2018.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2019, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 1.10%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2019, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of June 30, 2019, the Company had $219.0 million of borrowings outstanding under its unsecured revolving credit facility and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also has a letter of credit for $8.5 million with no outstanding balance as of June 30, 2019. As defined by the Credit Agreement, $622.5 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

Notes Payable

As of June 30, 2019, the Company had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of June 30, 2019, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of June 30, 2019, are as follows (in thousands):

2019	$15,891
2020	25,470
2021	8,289
2022	239,818
2023	266,000
Thereafter	987,881
Total Payments	$1,543,349

As of June 30, 2019, the Company had total consolidated indebtedness of approximately $1.5 billion. The weighted average interest rate on consolidated indebtedness was 3.81% (based on the 30-day LIBOR rate as of June 30, 2019, of 2.40%).

For the three month periods ended June 30, 2019 and 2018, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $15.5 million and $16.6 million, respectively. For the six month periods ending June 30, 2019 and 2018, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $31.1 million and $32.4 million, respectively.

Note 7. Derivatives

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging ("ASC 815"), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sales exception.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2019, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.32%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at June 30, 2019 (included in Other assets)		$6,045
Asset balance at December 31, 2018 (included in Other assets)		$15,121

(1)	1.07% effective swap rate plus 1.25% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Real estate taxes payable	$17,729	$21,043
Prepaid rent	16,899	18,745
Accrued interest	16,142	16,038
Embedded derivative	4,125	3,673
Accrued expenses	3,797	5,122
Security deposits	3,408	3,118
Tenant improvement allowance	2,549	2,784
Accrued incentive compensation	2,254	1,323
Contingent consideration	753	753
Other	5,384	3,683
Total	$73,040	$76,282

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

Certain of the Company’s employee stock awards vest only upon the achievement of performance targets. ASC 718 requires recognition of compensation cost only when achievement of performance conditions is considered probable. Consequently, the Company’s determination of the amount of stock compensation expense requires judgment in estimating the probability of achievement of these performance targets. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the six month period ended June 30, 2019, the Trust granted a total of 194,413 restricted common shares with a total value of $3.5 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2019 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	225,139	$15.29
Granted	194,413	17.80
Vested	(198,296)	15.07
Forfeited	(323)	15.48
Non-vested at June 30, 2019	220,933	$17.69

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending June 30, 2019 and 2018, the Company recognized non-cash share compensation of $0.8 million. For the six month periods ended June 30, 2019 and 2018, the Company recognized non-cash share compensation of $1.6 million and $1.5 million, respectively. Unrecognized compensation expense at June 30, 2019 was $2.8 million.

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

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2019:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	533,155		$22.66	67,158	$16.01
Granted	229,884		25.27	41,925	17.89
Vested	(104,553)	(1)	26.33	(41,786)	16.75
Non-vested at June 30, 2019	658,486		$22.99	67,297	$16.72

(1)
Restricted units vested by Company executives in 2019 resulted in the issuance of 87,805 common shares, less 35,265 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending June 30, 2019 and 2018, the Company recognized non-cash share compensation of $1.8 million and $1.2 million, respectively. For the six month periods ending June 30, 2019 and 2018, the Trust recognized non-cash share restricted unit compensation expense of $3.6 million and $3.1 million, respectively. Unrecognized compensation expense at June 30, 2019 was $9.4 million.

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

The Company’s derivative instruments as of June 30, 2019 consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of June 30, 2019.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$82,584	$83,241	$55,659	$54,782
Notes receivable	$20,628	$20,628	$20,628	$20,628
Derivative assets	$6,045	$6,045	$15,121	$15,121
Liabilities:
Credit facility	$(469,000)	$(469,000)	$(465,000)	$(465,000)
Notes payable	$(975,000)	$(999,319)	$(975,000)	$(914,918)
Mortgage debt	$(99,516)	$(101,023)	$(108,859)	$(107,131)
Derivative liabilities	$(4,125)	$(4,125)	$(3,673)	$(3,673)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2019 through 2039. As of June 30, 2019, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2019	$147,058
2020	291,091
2021	286,300
2022	275,904
2023	265,408
Thereafter	1,150,907
Total	$2,416,668

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

Effective, January 1, 2019, the Company adopted ASC 842, Leases which requires the operating leases mentioned above to be included in right-of-use lease assets, net on the Company’s June 30, 2019 consolidated balance sheets, which represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make the lease payments are included in lease liabilities on the Company’s June 30, 2019 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $126.7 million and lease liabilities for operating leases of approximately $61.0 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing or renewing after January 1, 2019 are recognized at commencement or renewal date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $125.8 million and $60.7 million, respectively. The Company has entered into various short-term operating leases, primarily for office spaces, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheets.

Because the rate implicit in each lease is not readily determinable, the Company uses a rate based on its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate was 4.3% as of June 30, 2019. There are no operating leases that have not yet commenced that would have a significant impact on its consolidated balance sheets.

As of June 30, 2019, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2019	$1,265
2020	2,953
2021	2,952
2022	2,914
2023	2,909
Thereafter	138,076
Total undiscounted lease payments	$151,069
Less: Interest	(90,377)
Present value of lease liabilities	$60,692

Lease costs consisted of the following for the six months ended June 30, 2019 (in thousands):

Operating lease cost	$928
Variable lease cost	474
Total lease cost	$1,402

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended June 30, 2019 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of June 30, 2019 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$16,683	5.7%
CommonSpirit - CHI - KentuckyOne	13,907	4.8%
Northside Hospital	10,253	3.5%
Baylor Scott and White Health	7,770	2.7%
Ascension - St. Vincent's - Indianapolis	7,384	2.5%
Remaining portfolio	235,129	80.8%
Total	$291,126	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.2% of its total ABR for the period ending June 30, 2019. Total ABR from CommonSpirit Health affiliated tenants totals 20.7%, including the affiliates disclosed above. Financial statements of CommonSpirit Health, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the CommonSpirit Health website (www.commonspirit.org). Information included on the CommonSpirit Health website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of June 30, 2019 (in thousands):

State	Total ABR	Percent of ABR
Texas	$46,537	16.0%
Georgia	25,558	8.8%
Indiana	20,037	6.9%
Nebraska	17,982	6.2%
Minnesota	17,285	5.9%
Other	163,727	56.2%
Total	$291,126	100.0%

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

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for earnings per share - basic:
Net income	$7,316	$12,062	$18,816	$23,394
Net income attributable to noncontrolling interests:
Operating Partnership	(200)	(331)	(505)	(644)
Partially owned properties	(136)	(144)	(274)	(255)
Preferred distributions	(294)	(284)	(578)	(771)
Numerator for earnings per share - basic	$6,686	$11,303	$17,459	$21,724
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$6,686	$11,303	$17,459	$21,724
Operating Partnership net income	200	331	505	644
Numerator for earnings per share - diluted	$6,886	$11,634	$17,964	$22,368
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	185,239,471	182,002,062	183,963,257	181,906,348
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,478,242	5,392,557	5,328,906	5,423,354
Restricted common shares	41,551	36,513	84,604	57,509
Restricted share units	56,628	—	322,517	—
Denominator for earnings per share - diluted:	190,815,892	187,431,132	189,699,284	187,387,211
Earnings per share - basic	$0.04	$0.06	$0.09	$0.12
Earnings per share - diluted	$0.04	$0.06	$0.09	$0.12

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for earnings per unit - basic and diluted:
Net income	$7,316	$12,062	$18,816	$23,394
Net income attributable to noncontrolling interests - partially owned properties	(136)	(144)	(274)	(255)
Preferred distributions	(294)	(284)	(578)	(771)
Numerator for earnings per unit - basic and diluted	$6,886	$11,634	$17,964	$22,368
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	190,717,713	187,394,619	189,292,163	187,329,702
Effect of dilutive securities:
Restricted common shares	41,551	36,513	84,604	57,509
Restricted share units	56,628	—	322,517	—
Denominator for earnings per unit - diluted	190,815,892	187,431,132	189,699,284	187,387,211
Earnings per unit - basic	$0.04	$0.06	$0.09	$0.12
Earnings per unit - diluted	$0.04	$0.06	$0.09	$0.12

Note 15. Subsequent Events

On July 26, 2019, the Company completed the acquisition of a 97.5% interest in medical office facility in Rockwall, Texas, for a purchase price of $24.0 million.

On August 2, 2019, the Company completed the acquisition of a two building portfolio located in Indianapolis, Indiana, for a purchase price of $23.3 million.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1 (Business), and Part I, Item 1A (Risk Factors) of our 2018 Annual Report.

Overview

We are a self-managed healthcare real estate company organized in April 2013 to acquire, selectively develop, own, and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically affiliated with a hospital or other healthcare facilities. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare related real estate. In particular, we believe the demand for healthcare will continue to increase as a result of the aging population as older persons generally utilize healthcare services at a rate well in excess of younger people. Our management team has significant public healthcare REIT experience and has long-established relationships with physicians, hospitals, and healthcare delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, as well as other real estate integral to healthcare providers. In recent years, we have seen increased competition for healthcare properties, and we expect this trend to continue. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.4 billion as of June 30, 2019. During the remainder of 2019, we look for a continuation of this strategy and execution with the potential for selective dispositions and investments, and a focus on operating performance. We intend to continue to be diligent in deploying capital in the market.

As of June 30, 2019, our portfolio consisted of 252 healthcare properties located in 30 states with approximately 13,641,585 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 7.5 years. As of June 30, 2019, approximately 89% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of June 30, 2019 are from triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5% of the annualized base rent payments from our properties as of June 30, 2019 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2019, leases representing 1.5%, 3.5%, and 4.5% of leased square feet will expire in 2019, 2020, and 2021, respectively.

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

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. Since December 2015, the U.S. Federal Reserve has raised its benchmark interest rate to a range of 2.25% to 2.50% and may modify its benchmark interest rate in the future. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of June 30, 2019, owned approximately 97.1% of the OP Units. As of July 29, 2019, there were 185,317,099 common shares outstanding.

Key Transactions in Second Quarter 2019

Investment Activity

During the three months ended June 30, 2019, the Company completed acquisitions of 2 operating healthcare properties located in 2 states for an aggregate purchase price of approximately $23.3 million. The Company also funded $7.0 million of loan transactions, which included funding of $5.3 million under 2 construction loans and 2 mezzanine loans with funding of $1.7 million. The Company also paid $2.5 million of additional purchase consideration on 2 properties under earn-out agreements, as well as $0.5 million under a noncontrolling interest buyout. These investment activities result in total investment activity of approximately $33.3 million. These transactions are detailed in Note 3 (Investment and Disposition Activity) to our consolidated financial statements included in Part I, Item 1 of this report.

Disposition Activity

During the three months ended June 30, 2019, the Company sold two medical office buildings located in 2 states representing 52,943 square feet, for approximately $12.5 million. The Company recognized a net gain on the sales of approximately $3.0 million.

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

Recent Developments

Quarterly Distribution

On June 21, 2019, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended June 30, 2019. The distribution was paid on July 18, 2019 to common shareholders and OP Unit holders of record as of the close of business on July 3, 2019.

Investment Activity

Since June 30, 2019, the Company completed the acquisition of a 97.5% interest in a 56,832 square foot medical office facility on the campus of the Texas Health Presbyterian Hospital in Rockwall, Texas, for a purchase price of $24.0 million. The stabilized yield on this investment is 5.5%. The Company also completed the acquisition of a two building portfolio on August 2, 2019 located in Indianapolis, Indiana, with an aggregate 93,332 square feet fully leased to Community Health Network (Moody’s: ‘A2’) under a 16-year absolute net master lease, for a purchase price of $23.3 million. The stabilized yield on this investment is 6.3%.

Other Activity

During the quarter ended June 30, 2019, the Company recognized an aggregate $9.4 million of lost cash and straight line rental revenue at the Company’s three LifeCare master-leased LTACH facilities and the Foundation El Paso Surgical Hospital.

LifeCare Holdings LLC, along with several related entities, filed for Chapter 11 bankruptcy in order to facilitate a sale process under bankruptcy protection. The Company did not receive contractually-owed rent payments for April and May 2019, representing an aggregate $0.8 million in lost cash rent. The payment of contractual rent on the related master-lease resumed June 2019.

In accordance with ASC 842, Leases, the Company evaluated the collectability of future contractual rental payments related to the LifeCare master lease as of June 30, 2019, and determined that the collection of substantially all future rent payments did not meet the probability threshold required under the recently adopted pronouncement. Accordingly, the related straight-line rent receivable balance of $3.5 million was written off as of June 30, 2019, resulting in an aggregate reduction to rental income of $4.3 million as a result of the LifeCare bankruptcy.

In addition, the Company also determined that the collectability of substantially all past and future rent payments related to the Foundation El Paso Surgical Hospital did not meet the probability threshold required under ASC 842 as of June 30, 2019. As a result, the Company recognized the write-off of $2.1 million in past due rental payments and $3.0 million of previously recognized straight-line rent receivables, resulting in an aggregate reduction to rental income of $5.1 million.

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	2019	2018	Change	%
Revenues:
Rental revenues	$68,303	$80,392	$(12,089)	(15.0)%
Expense recoveries	24,171	24,288	(117)	(0.5)%
Interest income on real estate loans and other	2,429	2,309	120	5.2%
Total revenues	94,903	106,989	(12,086)	(11.3)%
Expenses:
Interest expense	16,053	17,154	(1,101)	(6.4)%
General and administrative	7,676	7,104	572	8.1%
Operating expenses	30,636	30,341	295	1.0%
Depreciation and amortization	36,285	37,725	(1,440)	(3.8)%
Total expenses	90,650	92,324	(1,674)	(1.8)%
Income before equity in income of unconsolidated entities and gain (loss) on sale of investment properties, net:	4,253	14,665	(10,412)	(71.0)%
Equity in income of unconsolidated entities	30	29	1	NM
Gain (loss) on sale of investment properties, net	3,033	(2,632)	5,665	(215.2)%
Net income	$7,316	$12,062	$(4,746)	(39.3)%
NM = Not Meaningful

Revenues

Total revenues decreased $12.1 million, or 11.3%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. An analysis of selected revenues follows.

Rental revenues. Rental revenues decreased $12.1 million, or 15.0%, from $80.4 million for the three months ended June 30, 2018 to $68.3 million for the three months ended June 30, 2019. Rental revenues decreased $9.4 million due to write-offs at our three LifeCare properties and the Foundation El Paso Surgical Hospital. Rental revenues also decreased $4.4 million due to properties sold during the last twelve months. This was partially offset by a $1.7 million increase in rental revenue associated with property acquisitions during the last twelve months.

Expense recoveries. Expense recoveries decreased $0.1 million, or 0.5%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Expense recoveries decreased $1.4 million due to the properties sold during the last twelve months. This was partially offset by an increase of $0.7 million from our existing portfolio of properties owned since June 30, 2018, and an additional $0.6 million from properties purchased in the last twelve months.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.1 million, or 5.2%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This is the result of additional interest income of $0.4 million due to an increase in the Company’s outstanding real estate loans receivable. This was partially offset by a decrease in other income of $0.2 million, and a decrease of $0.1 million in tenant improvement buildouts in excess of allowances given.

Expenses

Total expenses decreased $1.7 million, or 1.8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended June 30, 2019 was $16.1 million compared to $17.2 million for the three months ended June 30, 2018, representing a decrease of $1.1 million, or 6.4%. Interest expense from mortgage debt decreased by $0.6 million due to mortgage payoffs, and lower outstanding borrowings on our credit facility further decreased interest expense by $0.5 million.

 General and administrative. General and administrative expenses increased $0.6 million or 8.1%, from $7.1 million during the three months ended June 30, 2018 to $7.7 million during the three months ended June 30, 2019. General and administrative expenses increased $0.5 million due to increased legal fees, and an additional $0.1 million due to increased travel expenses.

Operating expenses. Operating expenses increased $0.3 million or 1.0%, from $30.3 million during the three months ended June 30, 2018 to $30.6 million during the three months ended June 30, 2019. Operating expenses increased $1.5 million from our existing portfolio of properties owned since June 30, 2018, and an additional $0.7 million increase from properties purchased in the last twelve months. This was offset by a $1.9 million decrease in operating expenses from the properties sold during the last twelve months.

Depreciation and amortization. Depreciation and amortization decreased $1.4 million, or 3.8%, from $37.7 million during the three months ended June 30, 2018 to $36.3 million during the three months ended June 30, 2019. Depreciation and amortization decreased $2.1 million due to properties we sold during the last twelve months, which was offset by a $0.8 million increase due to properties purchased in the last twelve months.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is not significant.

Gain (loss) on sale of investment properties, net. During the three months ended June 30, 2019, we sold two properties with 52,943 net leasable square feet located in Florida and Washington for approximately $12.5 million realizing a net gain of $3.0 million. During the three months ended June 30, 2018, we sold 15 properties with 560,234 net leasable square feet located in three states for approximately $90.7 million realizing a net loss of $2.6 million.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018	Change	%
Revenues:
Rental revenues	$145,386	$159,279	$(13,893)	(8.7)%
Expense recoveries	50,213	48,596	1,617	3.3%
Interest income on real estate loans and other	4,672	4,337	335	7.7%
Total revenues	200,271	212,212	(11,941)	(5.6)%
Expenses:
Interest expense	32,322	33,648	(1,326)	(3.9)%
General and administrative	16,648	15,563	1,085	7.0%
Operating expenses	62,844	60,800	2,044	3.4%
Depreciation and amortization	72,734	76,301	(3,567)	(4.7)%
Total expenses	184,548	186,312	(1,764)	(0.9)%
Income before equity in income of unconsolidated entities and gain (loss) on sale of investment properties, net:	15,723	25,900	(10,177)	(39.3)%
Equity in income of unconsolidated entities	60	57	3	NM
Gain (loss) on sale of investment properties, net	3,033	(2,563)	5,596	(218.3)%
Net income	$18,816	$23,394	$(4,578)	(19.6)%
NM = Not Meaningful

Revenues

Total revenues decreased $11.9 million, or 5.6%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. An analysis of selected revenues follows.

Rental revenues. Rental revenues decreased $13.9 million, or 8.7%, from $159.3 million for the six months ended June 30, 2018 to $145.4 million for the six months ended June 30, 2019. The decrease in rental revenues primarily resulted from write-offs at our three LifeCare properties and the Foundation El Paso Surgical Hospital totaling $9.4 million. Rental revenue also had a net decrease of $5.2 million due to the properties we sold and acquired during the last twelve months. This was partially offset by an additional $1.1 million from our existing portfolio of properties owned since June 30, 2018.

Expense recoveries. Expense recoveries increased $1.6 million, or 3.3%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in expense recoveries primarily resulted from our 2018 acquisitions which resulted in additional expense recoveries of $1.6 million. An increase of $2.4 million in our existing portfolio was offset by a decrease of the same amount from properties sold in the last twelve months.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.3 million, or 7.7%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase is the result of additional interest income of $0.6 million due to an increase in the Company’s outstanding real estate loan receivable. This was partially offset by a decrease in other income of $0.2 million, and a decrease of $0.1 million in tenant improvement buildouts in excess of allowances given.

Expenses

Total expenses decreased by $1.8 million, or 0.9%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. An analysis of selected expenses follows.

Interest expense. Interest expense for the six months ended June 30, 2019 was $32.3 million compared to $33.6 million for the six months ended June 30, 2018, representing a decrease of $1.3 million, or 3.9%. The decrease in interest expense is attributable to mortgage payoffs for a decrease of $1.4 million.

General and administrative. General and administrative expenses increased $1.1 million or 7.0%, from $15.6 million during the six months ended June 30, 2018 to $16.6 million during the six months ended June 30, 2019. The increase is mainly attributable to increased salaries and benefits of $1.0 million.

Operating expenses. Operating expenses increased $2.0 million or 3.4%, from $60.8 million during the six months ended June 30, 2018 to $62.8 million during the six months ended June 30, 2019. The increase is due to our existing portfolio of properties owned since June 30, 2018 totaling $4.1 million, and an additional increase of $1.4 million associated with property acquisitions during the last twelve months. This was offset by a decrease of $3.5 million associated with our sold properties during 2018 and 2019.

Depreciation and amortization. Depreciation and amortization decreased $3.6 million, or 4.7%, from $76.3 million during the six months ended June 30, 2018 to $72.7 million during the six months ended June 30, 2019. The decrease is primarily due to a reduction in depreciation and amortization of $3.2 million associated with our sold properties, along with a $1.9 million reduction from our existing properties. This was partially offset by an increase of $1.5 million from properties acquired in the last twelve months.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is not significant.

Gain (loss) on sale of investment properties, net. During the six months ended June 30, 2019 we sold two properties with 52,943 net leasable square feet located in Florida and Washington for approximately $12.5 million, realizing a net gain of $3.0 million. During the six months ended June 30, 2018, we sold 17 properties with 589,967 net leasable square feet located in four states for approximately $93.2 million, realizing a net loss of $2.6 million.

Cash Flows

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

	2019	2018
Cash provided by operating activities	$96,214	$102,313
Cash used in investing activities	(61,667)	(99,339)
Cash (used in) provided by financing activities	(46,825)	3,525
(Decrease) increase in cash and cash equivalents	$(12,278)	$6,499

Cash flows from operating activities. Cash flows provided by operating activities was $96.2 million during the six months ended June 30, 2019 compared to $102.3 million during the six months ended June 30, 2018, representing a decrease of $6.1 million. The decrease in operating activities is primarily due to a net decrease of $4.1 million from the properties we sold and purchased during the last twelve months and a decrease of $2.2 million of rent collected at our three LifeCare properties and Foundation El Paso Surgical Hospital.

Cash flows from investing activities. Cash flows used in investing activities was $61.7 million during the six months ended June 30, 2019 compared to cash flows used in investing activities of $99.3 million during the six months ended June 30, 2018, representing a change of $37.7 million. The decrease in cash flows used in investing activities was primarily attributable to the $134.3 million reduction in acquisition activity over the prior period. This was partially offset by an increase of $81.2 million related to proceeds from the sale of investment properties, and an increase of $25.1 million associated with increased funding of real estate loans.

Cash flows from financing activities. Cash flows used in financing activities was $46.8 million during the six months ended June 30, 2019 compared to cash flows provided by financing activities of $3.5 million during the six months ended June 30, 2018, representing a change of $50.4 million. The change in activity is primarily attributable to $130.0 million of additional net borrowings under the credit facility in 2018 compared to 2019. This was partially offset by $43.4 million of additional net proceeds from the sale of common shares pursuant to the ATM Program, and $37.5 million of lower payments on mortgage debt in 2019.

Non-GAAP Financial Measures

This report includes Funds From Operations (FFO), Normalized FFO, Normalized Funds Available For Distribution (FAD), Net Operating Income (NOI), Cash NOI, MOB Same-Store Cash NOI, Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acceleration of deferred financing costs, change in fair value of contingent consideration, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$7,316	$12,062	$18,816	$23,394
Earnings per share - diluted	$0.04	$0.06	$0.09	$0.12

Net income	$7,316	$12,062	$18,816	$23,394
Net income attributable to noncontrolling interests - partially owned properties	(136)	(144)	(274)	(255)
Preferred distributions	(294)	(284)	(578)	(771)
Depreciation and amortization expense	36,194	37,687	72,553	76,217
Depreciation and amortization expense - partially owned properties	(70)	(11)	(144)	(177)
(Gain) loss on sale of investment properties, net	(3,033)	2,632	(3,033)	2,563
FFO applicable to common shares and OP Units	$39,977	$51,942	$87,340	$100,971
Net change in fair value of derivative	(14)	(10)	(1)	(8)
Net change in fair value of contingent consideration	—	(50)	—	(50)
Normalized FFO applicable to common shares and OP Units	$39,963	$51,882	$87,339	$100,913

FFO per common share and OP Unit	$0.21	$0.28	$0.46	$0.54
Normalized FFO per common share and OP Unit	$0.21	$0.28	$0.46	$0.54

Weighted average number of common shares and OP Units outstanding	190,815,892	187,431,132	189,699,284	187,387,211

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$7,316	$12,062	$18,816	$23,394
Normalized FFO applicable to common shares and OP Units	$39,963	$51,882	$87,339	$100,913

Normalized FFO applicable to common shares and OP Units	$39,963	$51,882	$87,339	$100,913
Non-cash share compensation expense	2,685	2,014	5,338	4,619
Straight-line rent adjustments	1,961	(6,150)	(2,801)	(12,600)
Amortization of acquired above/below-market leases/assumed debt	825	980	1,643	1,810
Amortization of lease inducements	337	345	680	689
Amortization of deferred financing costs	599	597	1,206	1,215
TI/LC and recurring capital expenditures	(4,266)	(6,213)	(9,170)	(10,371)
Seller master lease and rent abatement payments	—	—	—	229
Normalized FAD applicable to common shares and OP Units	$42,104	$43,455	$84,235	$86,504

Net Operating Income (NOI), Cash NOI, and MOB Same-Store Cash NOI

NOI is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties before general and administrative expenses, depreciation and amortization expense, interest expense, net change in the fair value of derivative financial instruments, gain or loss on the sale of investment properties, and impairment losses. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

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

MOB Same-Store Cash NOI is a non-GAAP financial measure which excludes from Cash NOI assets not held for the entire preceding five quarters, non-MOB assets, and other normalizing items not specifically related to the same-store property portfolio. Management considers MOB Same-Store Cash NOI a supplemental measure because it allows investors, analysts, and Company management to measure unlevered property-level operating results. Our use of the term MOB Same-Store Cash NOI may not be comparable to that of other real estate companies, as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$7,316	$12,062	$18,816	$23,394
General and administrative	7,676	7,104	16,648	15,563
Depreciation and amortization	36,285	37,725	72,734	76,301
Interest expense	16,053	17,154	32,322	33,648
Net change in the fair value of derivative	(14)	(10)	(1)	(8)
(Gain) loss on sale of investment properties, net	(3,033)	2,632	(3,033)	2,563
NOI	$64,283	$76,667	$137,486	$151,461

NOI	$64,283	$76,667	$137,486	$151,461
Straight-line rent adjustments	1,961	(6,150)	(2,801)	(12,600)
Amortization of acquired above/below-market leases/assumed debt	856	980	1,674	1,810
Amortization of lease inducements	337	345	680	689
Seller master lease and rent abatement payments	—	—	—	229
Change in fair value of contingent consideration	—	(50)	—	(50)
Cash NOI	$67,437	$71,792	$137,039	$141,539

Cash NOI	$67,437	$71,792
Assets not held for all periods	(2,577)	(5,090)
Interest income and other	(1,860)	(1,925)
LTACH & Hospital Cash NOI	(1,375)	(5,219)
MOB Same-Store Cash NOI	$61,625	$59,558

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

We define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, loss (gain) on dispositions, and impairment loss. We define Adjusted EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, loss (gain) on dispositions, impairment loss, non-cash share compensation expense, non-cash changes in fair value, and other normalizing items. We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$7,316	$12,062	$18,816	$23,394
Depreciation and amortization	36,285	37,725	72,734	76,301
Interest expense	16,053	17,154	32,322	33,648
(Gain) loss on sale of investment properties, net	(3,033)	2,632	(3,033)	2,563
EBITDAre	$56,621	$69,573	$120,839	$135,906
Non-cash share compensation expense	2,685	2,014	5,338	4,619
Non-cash changes in fair value	(14)	(60)	(1)	(58)
Adjusted EBITDAre	$59,292	$71,527	$126,176	$140,467

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

As of June 30, 2019, we had a total of $6.9 million of cash and cash equivalents and $622.5 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

Our ability to access capital in a timely and cost-effective manner is essential to the success of our business strategy as it affects our ability to satisfy existing obligations, including repayment of maturing indebtedness, and to make future investments and acquisitions. Factors such as general market conditions, interest rates, credit ratings on our debt and equity securities, expectations of our potential future earnings and cash distributions, and the market price of our common shares, each of which are beyond our control and vary or fluctuate over time, all impact our access to and cost of capital. In particular, to the extent interest rates continue to rise, we may experience a decline in the trading price of our common shares, which may impact our decision to conduct equity offerings for capital raising purposes. We would likely also experience higher borrowing costs if interest rates rise, which may also impact our decisions to incur additional indebtedness, or to engage in transactions for which we may need to fund through borrowing. We expect to continue to utilize equity and debt financings to support our future growth and investment activity.

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

As of June 30, 2019, the Company had $219.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also has a letter of credit for $8.5 million with no outstanding balance as of June 30, 2019. As defined by the Credit Agreement, $622.5 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of June 30, 2019, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2019	1,681,928	$18.61	$30,986
Quarterly period ended June 30, 2019	971,000	18.66	17,935
Year to date	2,652,928	$18.63	$48,921

As of June 30, 2019, the Trust has $114.3 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of June 30, 2019, the Company had issued 90,806 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no off-balance sheet debt.

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

Fixed Interest Rate Debt

As of June 30, 2019, our consolidated fixed interest rate debt totaled $1.1 billion, which represented 69.2% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of June 30, 2019 of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 85.4% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of June 30, 2019, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.1 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2019. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of June 30, 2019, our consolidated variable interest rate debt totaled $475.7 million, which represented 30.8% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 14.6% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $225.7 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of June 30, 2019 would change by approximately $2.3 million annually.

Derivative Instruments

As of June 30, 2019, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of June 30, 2019, we had total consolidated indebtedness of approximately $1.5 billion. The weighted average interest rate on our consolidated indebtedness was 3.81% (based on the 30-day LIBOR rate as of June 30, 2019, of 2.40%). As of June 30, 2019, we had approximately $225.7 million, or approximately 14.6%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of June 30, 2019.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of June 30, 2019, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 24, 2019, the Trust, through a subsidiary of the Operating Partnership, entered into a contribution agreement with Pasadena Ambulatory Center, LP, to acquire a property located in Pasadena, Texas (the "Pasadena Property"). The transaction closed on April 4, 2019, at which time, the Operating Partnership issued 346,989 units in the Operating Partnership as partial consideration for the acquisition.

On June 19, 2019, the Operating Partnership issued 8,529 Series A Preferred Units with an aggregate value of $1.9 million in connection with an earn-out payment relating to the Hazelwood Medical Commons Transaction.

The OP Units and the Series A Preferred Units are redeemable at the option of the holder which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. The investors in the OP Units and the Series A Preferred Units have agreed not to cause the Operating Partnership to redeem their OP Units and the Series A Preferred Units prior to one year from the issuance date.

The OP Units and the Series A Preferred Units were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. The issuance did not involve a public offering and was made without general solicitation or advertising.

From time to time the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended June 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	38,290	(1)	$18.73	N/A	N/A
May 1, 2019 - May 31, 2019	—		—	N/A	N/A
June 1, 2019 - June 30, 2019	5,340	(2)	17.29	N/A	N/A
Total	43,630		$18.55	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Company.

(2)	Pursuant to a general authorization, whereby the Trust is authorized to repurchase common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
10.1	Physicians Realty Trust 2013 Equity Incentive Plan, as amended effective April 30, 2019
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.3	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.**
31.4	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.**
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

101.INS	This instance document does not appear in the interactive data file because of XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Extension Schema Document (+)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (+)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (+)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (+)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (+)
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

PHYSICIANS REALTY TRUST

Date: August 8, 2019	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2019	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: August 8, 2019	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2019	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)