Form 10-Q
period 2019-09-30
Physicians Realty Trust; Physicians Realty L.P.
filed 2019-11-06
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-36007 (Physicians Realty Trust)
Commission file number: 333-205034-01 (Physicians Realty L.P.)

PHYSICIANS REALTY TRUST
PHYSICIANS REALTY L.P.
(Exact Name of Registrant as Specified in its Charter)

Maryland	(Physicians Realty Trust)	46-2519850
Delaware	(Physicians Realty L.P.)	80-0941870
(State of Organization)		(IRS Employer Identification No.)

309 N. Water Street, Suite 500		53202
Milwaukee	Wisconsin
(Address of Principal Executive Offices)		(Zip Code)

(414) 367-5600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	DOC	New York Stock Exchange

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
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of Physicians Realty Trust’s common shares outstanding as of October 31, 2019 was 188,342,348.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2019 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and the “Company,” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership, together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of October 31, 2019, 116,110 Series A Preferred Units were outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of September 30, 2019, the Trust held a 96.7% interest in the Operating Partnership and owned no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2019

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

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$226,295	$211,253
Building and improvements	3,715,866	3,623,962
Tenant improvements	50,624	36,497
Acquired lease intangibles	398,218	452,384
	4,391,003	4,324,096
Accumulated depreciation	(516,930)	(411,052)
Net real estate property	3,874,073	3,913,044
Right-of-use lease assets, net	128,490	—
Real estate loans receivable	94,211	55,659
Investments in unconsolidated entities	1,331	1,330
Net real estate investments	4,098,105	3,970,033
Cash and cash equivalents	8,724	19,161
Tenant receivables, net	8,209	8,881
Other assets	132,659	144,759
Total assets	$4,247,697	$4,142,834
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$512,851	$457,388
Notes payable	967,573	966,961
Mortgage debt	83,801	108,504
Accounts payable	6,691	3,886
Dividends and distributions payable	45,412	43,821
Accrued expenses and other liabilities	70,173	76,282
Lease liabilities	63,335	—
Acquired lease intangibles, net	6,474	13,585
Total liabilities	1,756,310	1,670,427

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	27,736	24,747

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 188,340,416 and 182,416,007 common shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,883	1,824
Additional paid-in capital	2,903,459	2,791,555
Accumulated deficit	(526,195)	(428,307)
Accumulated other comprehensive income	3,137	14,433
Total shareholders’ equity	2,382,284	2,379,505
Noncontrolling interests:
Operating Partnership	81,052	67,477
Partially owned properties	315	678
Total noncontrolling interests	81,367	68,155
Total equity	2,463,651	2,447,660
Total liabilities and equity	$4,247,697	$4,142,834
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$78,820	$76,461	$224,206	$235,740
Expense recoveries	26,295	23,629	76,508	72,225
Interest income on real estate loans and other	2,478	4,938	7,150	9,275
Total revenues	107,593	105,028	307,864	317,240
Expenses:
Interest expense	16,185	16,326	48,507	49,974
General and administrative	8,110	6,593	24,758	22,156
Operating expenses	31,504	29,870	94,348	90,670
Depreciation and amortization	36,614	42,723	109,348	119,024
Total expenses	92,413	95,512	276,961	281,824
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	15,180	9,516	30,903	35,416
Equity in income of unconsolidated entities	30	28	90	85
Gain on sale of investment properties, net	409	14,227	3,442	11,664
Net income	15,619	23,771	34,435	47,165
Net income attributable to noncontrolling interests:
Operating Partnership	(434)	(656)	(939)	(1,300)
Partially owned properties (1)	(136)	(119)	(410)	(374)
Net income attributable to controlling interest	15,049	22,996	33,086	45,491
Preferred distributions	(314)	(284)	(892)	(1,055)
Net income attributable to common shareholders	$14,735	$22,712	$32,194	$44,436
Net income per share:
Basic	$0.08	$0.12	$0.17	$0.24
Diluted	$0.08	$0.12	$0.17	$0.24
Weighted average common shares:
Basic	186,328,500	182,076,513	184,760,335	181,963,693
Diluted	191,980,222	187,473,230	190,489,654	187,622,109

Dividends and distributions declared per common share and OP Unit	$0.23	$0.23	$0.69	$0.69

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$15,619	$23,771	$34,435	$47,165
Other comprehensive (loss) income:
Change in fair value of interest rate swap agreements, net	(2,262)	914	(11,296)	6,533
Total other comprehensive (loss) income	(2,262)	914	(11,296)	6,533
Comprehensive income	13,357	24,685	23,139	53,698
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(322)	(679)	(567)	(1,484)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(136)	(119)	(410)	(374)
Comprehensive income attributable to common shareholders	$12,899	$23,887	$22,162	$51,840

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,824	$2,791,555	$(428,307)	$14,433	$2,379,505	$67,477	$678	$68,155	$2,447,660
Cumulative effect of changes in accounting standards	—	(239)	—	—	(239)	—	—	—	(239)
Net proceeds from sale of common shares	17	31,003	—	—	31,020	—	—	—	31,020
Restricted share award grants, net	2	640	(287)	—	355	—	—	—	355
Purchase of OP Units	—	—	—	—	—	(105)	—	(105)	(105)
Dividends/distributions declared	—	—	(42,536)	—	(42,536)	(1,158)	—	(1,158)	(43,694)
Preferred distributions	—	—	(284)	—	(284)	—	—	—	(284)
Distributions	—	—	—	—	—	—	(47)	(47)	(47)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(290)	—	—	(290)	—	—	—	(290)
Change in fair value of interest rate swap agreements	—	—	—	(3,476)	(3,476)	—	—	—	(3,476)
Net income	—	—	11,057	—	11,057	305	64	369	11,426
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(149)	—	—	(149)	149	—	149	—
Balance at March 31, 2019	$1,843	$2,822,520	$(460,357)	$10,957	$2,374,963	$66,668	$695	$67,363	$2,442,326
Net proceeds from sale of common shares	10	18,306	—	—	18,316	—	—	—	18,316
Restricted share award grants, net	—	2,646	22	—	2,668	—	—	—	2,668
Purchase of OP Units	—	—	—	—	—	(717)	—	(717)	(717)
Dividends/distributions declared	—	—	(42,674)	—	(42,674)	(1,238)	—	(1,238)	(43,912)
Preferred distributions	—	—	(294)	—	(294)	—	—	—	(294)
Issuance of OP Units in connection with acquisition	—	—	—	—	—	6,488	—	6,488	6,488
Distributions	—	—	—	—	—	—	(47)	(47)	(47)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	155	(684)	—	(529)	—	—	—	(529)
Buyout of Noncontrolling Interest - partially owned properties	—	(122)	—	—	(122)	—	(418)	(418)	(540)
Change in fair value of interest rate swap agreements	—	—	—	(5,558)	(5,558)	—	—	—	(5,558)
Net income	—	—	6,980	—	6,980	200	62	262	7,242
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,560	—	—	1,560	(1,560)	—	(1,560)	—
Balance at June 30, 2019	$1,853	$2,845,065	$(497,007)	$5,399	$2,355,310	$69,841	$292	$70,133	$2,425,443
Net proceeds from sale of common shares	30	52,064	—	—	52,094	—	—	—	52,094
Restricted share award grants, net	—	2,398	(149)	—	2,249	—	—	—	2,249
Purchase of OP Units	—	—	—	—	—	(89)	—	(89)	(89)
Dividends/distributions declared	—	—	(43,369)	—	(43,369)	(1,276)	—	(1,276)	(44,645)
Preferred distributions	—	—	(314)	—	(314)	—	—	—	(314)
Issuance of OP Units in connection with acquisition	—	—	—	—	—	16,110	—	16,110	16,110
Contribution	—	—	—	—	—	—	572	572	572
Distributions	—	—	—	—	—	—	(40)	(40)	(40)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(36)	(405)	—	(441)	—	—	—	(441)
Buyout of Noncontrolling Interest - partially owned properties	—	—	—	—	—	—	(572)	(572)	(572)
Change in fair value of interest rate swap agreements	—	—	—	(2,262)	(2,262)	—	—	—	(2,262)
Net income	—	—	15,049	—	15,049	434	63	497	15,546
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	3,968	—	—	3,968	(3,968)	—	(3,968)	—
Balance at September 30, 2019	$1,883	$2,903,459	$(526,195)	$3,137	$2,382,284	$81,052	$315	$81,367	$2,463,651

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,814	$2,772,823	$(315,417)	$13,952	$2,473,172	$73,844	$618	$74,462	$2,547,634
Net proceeds from sale of common shares	3	5,313	—	—	5,316	—	—	—	5,316
Restricted share award grants, net	2	872	59	—	933	—	—	—	933
Conversion of OP Units	—	126	—	—	126	(126)	—	(126)	—
Dividends/distributions declared	—	—	(41,910)	—	(41,910)	(1,216)	—	(1,216)	(43,126)
Preferred distributions	—	—	(487)	—	(487)	—	—	—	(487)
Distributions	—	—	—	—	—	—	(43)	(43)	(43)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	194	1,276	—	1,470	—	—	—	1,470
Change in fair value of interest rate swap agreements	—	—	—	4,298	4,298	—	—	—	4,298
Net income	—	—	10,908	—	10,908	313	44	357	11,265
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(712)	—	—	(712)	712	—	712	—
Balance at March 31, 2018	$1,819	$2,778,616	$(345,571)	$18,250	$2,453,114	$73,527	$619	$74,146	$2,527,260
Net proceeds from sale of common shares	—	654	—	—	654	—	—	—	654
Restricted share award grants, net	—	1,986	25	—	2,011	—	—	—	2,011
Purchase of OP Units	—	—	—	—	—	(303)	—	(303)	(303)
Conversion of OP Units	1	816	—	—	817	(817)	—	(817)	—
Dividends/distributions declared	—	—	(41,927)	—	(41,927)	(1,192)	—	(1,192)	(43,119)
Preferred distributions	—	—	(284)	—	(284)	—	—	—	(284)
Distributions	—	—	—	—	—	—	(43)	(43)	(43)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(39)	—	—	(39)	—	—	—	(39)
Change in fair value of interest rate swap agreements	—	—	—	1,321	1,321	—	—	—	1,321
Net income	—	—	11,587	—	11,587	331	49	380	11,967
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(166)	—	—	(166)	166	—	166	—
Balance at June 30, 2018	$1,820	$2,781,867	$(376,170)	$19,571	$2,427,088	$71,712	$625	$72,337	$2,499,425
Net proceeds from sale of common shares	2	2,082	—	—	2,084	—	—	—	2,084
Restricted share award grants, net	—	1,989	(222)	—	1,767	—	—	—	1,767
Purchase of OP Units	—	—	—	—	—	(1,252)	—	(1,252)	(1,252)
Conversion of OP Units	—	384	—	—	384	(384)	—	(384)	—
Dividends/distributions declared	—	—	(41,973)	—	(41,973)	(1,168)	—	(1,168)	(43,141)
Preferred distributions	—	—	(284)	—	(284)	—	—	—	(284)
Distributions	—	—	—	—	—	—	(36)	(36)	(36)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(96)	(474)	—	(570)	—	—	—	(570)
Change in fair value of interest rate swap agreements	—	—	—	914	914	—	—	—	914
Net income	—	—	22,996	—	22,996	656	72	728	23,724
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(429)	—	—	(429)	429	—	429	—
Balance at September 30, 2018	$1,822	$2,785,797	$(396,127)	$20,485	$2,411,977	$69,993	$661	$70,654	$2,482,631

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$34,435	$47,165
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	109,348	119,024
Amortization of deferred financing costs	1,806	1,808
Amortization of lease inducements and above/below-market lease intangibles	3,638	3,518
Straight-line rental revenue/expense	(6,581)	(17,270)
Amortization of discount on unsecured senior notes	449	430
Amortization of above market assumed debt	(47)	(47)
Gain on sale of investment properties, net	(3,442)	(11,664)
Equity in income of unconsolidated entities	(90)	(85)
Distributions from unconsolidated entities	89	86
Change in fair value of derivative	—	(17)
Provision for bad debts	2,158	82
Non-cash share compensation	7,861	6,675
Net change in fair value of contingent consideration	—	(50)
Change in operating assets and liabilities:
Tenant receivables	(2,399)	3,891
Other assets	(3,808)	(2,799)
Accounts payable	2,805	(7,199)
Accrued expenses and other liabilities	(6,099)	1,916
Net cash provided by operating activities	140,123	145,464
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	14,819	217,222
Acquisition of investment properties, net	(90,555)	(242,827)
Escrowed cash - acquisition deposits/earnest deposits	(1,233)	2,780
Capital expenditures on investment properties	(29,627)	(26,358)
Issuance of real estate loans receivable	(39,001)	(2,000)
Repayment of real estate loans receivable	1,155	13,582
Issuance of note receivable	—	(20,385)
Leasing commissions	(1,953)	(2,561)
Lease inducements	(9)	(73)
Net cash used in investing activities	(146,404)	(60,620)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	101,430	8,054
Proceeds from credit facility borrowings	304,000	345,000
Repayment of credit facility borrowings	(250,000)	(246,000)
Principal payments on mortgage debt	(24,721)	(51,840)
Debt issuance costs	(75)	(4,267)
Dividends paid - shareholders	(127,511)	(126,088)
Distributions to noncontrolling interests - Operating Partnership	(3,562)	(3,640)
Preferred distributions paid - OP Unit holder	(862)	(627)
Contributions from noncontrolling interest	572	—
Distributions to noncontrolling interests - partially owned properties	(440)	(396)
Payments of employee taxes for withheld stock-based compensation shares	(2,076)	(1,749)
Purchase of OP Units	(911)	(1,555)
Net cash used in financing activities	(4,156)	(83,108)
Net (decrease) increase in cash and cash equivalents	(10,437)	1,736
Cash and cash equivalents, beginning of period	19,161	2,727
Cash and cash equivalents, end of period	$8,724	$4,463
Supplemental disclosure of cash flow information - interest paid during the period	$56,965	$53,370
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(11,296)	$6,533
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$25,200	$22,651
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$226,295	$211,253
Building and improvements	3,715,866	3,623,962
Tenant improvements	50,624	36,497
Acquired lease intangibles	398,218	452,384
	4,391,003	4,324,096
Accumulated depreciation	(516,930)	(411,052)
Net real estate property	3,874,073	3,913,044
Right-of-use lease assets, net	128,490	—
Real estate loans receivable	94,211	55,659
Investments in unconsolidated entities	1,331	1,330
Net real estate investments	4,098,105	3,970,033
Cash and cash equivalents	8,724	19,161
Tenant receivables, net	8,209	8,881
Other assets	132,659	144,759
Total assets	$4,247,697	$4,142,834
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$512,851	$457,388
Notes payable	967,573	966,961
Mortgage debt	83,801	108,504
Accounts payable	6,691	3,886
Distributions payable	45,412	43,821
Accrued expenses and other liabilities	70,173	76,282
Lease liabilities	63,335	—
Acquired lease intangibles, net	6,474	13,585
Total liabilities	1,756,310	1,670,427

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	27,736	24,747

Capital:
Partners’ capital:
General partners’ capital, 188,340,416 and 182,416,007 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,379,147	2,365,072
Limited partners’ capital, 6,408,142 and 5,182,784 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	81,052	67,477
Accumulated other comprehensive income	3,137	14,433
Total partners’ capital	2,463,336	2,446,982
Noncontrolling interest - partially owned properties	315	678
Total capital	2,463,651	2,447,660
Total liabilities and capital	$4,247,697	$4,142,834

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$78,820	$76,461	$224,206	$235,740
Expense recoveries	26,295	23,629	76,508	72,225
Interest income on real estate loans and other	2,478	4,938	7,150	9,275
Total revenues	107,593	105,028	307,864	317,240
Expenses:
Interest expense	16,185	16,326	48,507	49,974
General and administrative	8,110	6,593	24,758	22,156
Operating expenses	31,504	29,870	94,348	90,670
Depreciation and amortization	36,614	42,723	109,348	119,024
Total expenses	92,413	95,512	276,961	281,824
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	15,180	9,516	30,903	35,416
Equity in income of unconsolidated entities	30	28	90	85
Gain on sale of investment properties, net	409	14,227	3,442	11,664
Net income	15,619	23,771	34,435	47,165
Net income attributable to noncontrolling interests - partially owned properties (1)	(136)	(119)	(410)	(374)
Net income attributable to controlling interest	15,483	23,652	34,025	46,791
Preferred distributions	(314)	(284)	(892)	(1,055)
Net income attributable to common unitholders	$15,169	$23,368	$33,133	$45,736
Net income per common unit:
Basic	$0.08	$0.12	$0.17	$0.24
Diluted	$0.08	$0.12	$0.17	$0.24
Weighted average common units:
Basic	191,864,611	187,367,538	190,159,069	187,342,453
Diluted	191,980,222	187,473,230	190,489,654	187,622,109

Distributions declared per common unit	$0.23	$0.23	$0.69	$0.69

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$15,619	$23,771	$34,435	$47,165
Other comprehensive (loss) income:
Change in fair value of interest rate swap agreements, net	(2,262)	914	(11,296)	6,533
Total other comprehensive (loss) income	(2,262)	914	(11,296)	6,533
Comprehensive income	13,357	24,685	23,139	53,698
Comprehensive income attributable to noncontrolling interests - partially owned properties	(136)	(119)	(410)	(374)
Comprehensive income attributable to common unitholders	$13,221	$24,566	$22,729	$53,324

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at December 31, 2018	$2,365,072	$67,477	$14,433	$2,446,982	$678	$2,447,660
Cumulative effect of changes in accounting standard	(239)	—	—	(239)	—	(239)
Net proceeds from sale of Trust common shares and issuance of common units	31,020	—	—	31,020	—	31,020
Trust restricted share award grants, net	355	—	—	355	—	355
Purchase of OP Units	—	(105)	—	(105)	—	(105)
OP Units - distributions	(42,536)	(1,158)	—	(43,694)	—	(43,694)
Preferred distributions	(284)	—	—	(284)	—	(284)
Distributions	—	—	—	—	(47)	(47)
Change in market value of Redeemable Limited Partners	(290)	—	—	(290)	—	(290)
Change in fair value of interest rate swap agreements	—	—	(3,476)	(3,476)	—	(3,476)
Net income	11,057	305	—	11,362	64	11,426
Adjustments for Limited Partners ownership in Operating Partnership	(149)	149	—	—	—	—
Balance at March 31, 2019	$2,364,006	$66,668	$10,957	$2,441,631	$695	$2,442,326
Net proceeds from sale of Trust common shares and issuance of common units	18,316	—	—	18,316	—	18,316
Trust restricted share award grants, net	2,668	—	—	2,668	—	2,668
Purchase of OP Units	—	(717)	—	(717)	—	(717)
OP Units - distributions	(42,674)	(1,238)	—	(43,912)	—	(43,912)
Preferred distributions	(294)	—	—	(294)	—	(294)
Issuance of OP Units in connection with acquisitions	—	6,488	—	6,488	—	6,488
Distributions	—	—	—	—	(47)	(47)
Change in market value of Redeemable Limited Partners	(529)	—	—	(529)	—	(529)
Buyout of Noncontrolling Interest - partially owned properties	—	(122)	—	(122)	(418)	(540)
Change in fair value of interest rate swap agreements	—	—	(5,558)	(5,558)	—	(5,558)
Net income	6,980	200	—	7,180	62	7,242
Adjustments for Limited Partners ownership in Operating Partnership	1,560	(1,560)	—	—	—	—
Balance at June 30, 2019	$2,350,033	$69,719	$5,399	$2,425,151	$292	$2,425,443
Net proceeds from sale of Trust common shares and issuance of common units	52,094	—	—	52,094	—	52,094
Trust restricted share award grants, net	2,249	—	—	2,249	—	2,249
Purchase of OP Units	—	(89)	—	(89)	—	(89)
OP Units - distributions	(43,369)	(1,276)	—	(44,645)	—	(44,645)
Preferred distributions	(314)	—	—	(314)	—	(314)
Issuance of OP Units in connection with acquisitions	—	16,110	—	16,110	—	16,110
Contributions	—	—	—	—	572	572
Distributions	—	—	—	—	(40)	(40)
Change in market value of Redeemable Limited Partners	(441)	—	—	(441)	—	(441)
Buyout of Noncontrolling Interest - partially owned properties	—	—	—	—	(572)	(572)
Change in fair value of interest rate swap agreements	—	—	(2,262)	(2,262)	—	(2,262)
Net income	15,049	434	—	15,483	63	15,546
Adjustments for Limited Partners ownership in Operating Partnership	3,846	(3,846)	—	—	—	—
Balance at September 30, 2019	$2,379,147	$81,052	$3,137	$2,463,336	$315	$2,463,651

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at December 31, 2017	$2,459,220	$73,844	$13,952	$2,547,016	$618	$2,547,634
Net proceeds from sale of Trust common shares and issuance of common units	5,316	—	—	5,316	—	5,316
Trust restricted share award grants, net	933	—	—	933	—	933
Conversion of OP Units	126	(126)	—	—	—	—
OP Units - distributions	(41,910)	(1,216)	—	(43,126)	—	(43,126)
Preferred distributions	(487)	—	—	(487)	—	(487)
Distributions	—	—	—	—	(43)	(43)
Change in market value of Redeemable Limited Partners	194	—	—	194	—	194
Buyout of Noncontrolling Interest - partially owned properties	1,276	—	—	1,276	—	1,276
Change in fair value of interest rate swap agreements	—	—	4,298	4,298	—	4,298
Net income	10,908	313	—	11,221	44	11,265
Adjustments for Limited Partners ownership in Operating Partnership	(712)	712	—	—	—	—
Balance at of March 31, 2018	$2,434,864	$73,527	$18,250	$2,526,641	$619	$2,527,260
Net proceeds from sale of Trust common shares and issuance of common units	654	—	—	654	—	654
Trust restricted share award grants, net	2,011	—	—	2,011	—	2,011
Purchase of OP Units	—	(303)	—	(303)	—	(303)
Conversion of OP Units	817	(817)	—	—	—	—
OP Units - distributions	(41,927)	(1,192)	—	(43,119)	—	(43,119)
Preferred distributions	(284)	—	—	(284)	—	(284)
Distributions	—	—	—	—	(43)	(43)
Change in market value of Redeemable Limited Partners	(39)	—	—	(39)	—	(39)
Change in fair value of interest rate swap agreements	—	—	1,321	1,321	—	1,321
Net income	11,587	331		11,918	49	11,967
Adjustments for Limited Partners ownership in Operating Partnership	(166)	166	—	—	—	—
Balance at June 30, 2018	$2,407,517	$71,712	$19,571	$2,498,800	$625	$2,499,425
Net proceeds from sale of Trust common shares and issuance of common units	2,084	—	—	2,084	—	2,084
Trust restricted share award grants, net	1,767	—	—	1,767	—	1,767
Purchase of OP Units	—	(1,252)	—	(1,252)	—	(1,252)
Conversion of OP Units	384	(384)	—	—	—	—
OP Units - distributions	(41,973)	(1,168)	—	(43,141)	—	(43,141)
Preferred distributions	(284)	—	—	(284)	—	(284)
Distributions	—	—	—	—	(36)	(36)
Change in market value of Redeemable Limited Partners	(96)	—	—	(96)	—	(96)
Buyout of Noncontrolling Interest - partially owned properties	(474)	—	—	(474)	—	(474)
Change in fair value of interest rate swap agreements	—	—	914	914	—	914
Net income	22,996	656	—	23,652	72	23,724
Adjustments for Limited Partners ownership in Operating Partnership	(429)	429	—	—	—	—
Balance at September 30, 2018	$2,391,492	$69,993	$20,485	$2,481,970	$661	$2,482,631

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$34,435	$47,165
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	109,348	119,024
Amortization of deferred financing costs	1,806	1,808
Amortization of lease inducements and above/below-market lease intangibles	3,638	3,518
Straight-line rental revenue/expense	(6,581)	(17,270)
Amortization of discount on unsecured senior notes	449	430
Amortization of above market assumed debt	(47)	(47)
Gain on sale of investment properties, net	(3,442)	(11,664)
Equity in income of unconsolidated entities	(90)	(85)
Distributions from unconsolidated entities	89	86
Change in fair value of derivative	—	(17)
Provision for bad debts	2,158	82
Non-cash share compensation	7,861	6,675
Net change in fair value of contingent consideration	—	(50)
Change in operating assets and liabilities:
Tenant receivables	(2,399)	3,891
Other assets	(3,808)	(2,799)
Accounts payable	2,805	(7,199)
Accrued expenses and other liabilities	(6,099)	1,916
Net cash provided by operating activities	140,123	145,464
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	14,819	217,222
Acquisition of investment properties, net	(90,555)	(242,827)
Escrowed cash - acquisition deposits/earnest deposits	(1,233)	2,780
Capital expenditures on investment properties	(29,627)	(26,358)
Issuance of real estate loans receivable	(39,001)	(2,000)
Repayment of real estate loans receivable	1,155	13,582
Issuance of note receivable	—	(20,385)
Leasing commissions	(1,953)	(2,561)
Lease inducements	(9)	(73)
Net cash used in investing activities	(146,404)	(60,620)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	101,430	8,054
Proceeds from credit facility borrowings	304,000	345,000
Repayment of credit facility borrowings	(250,000)	(246,000)
Principal payments on mortgage debt	(24,721)	(51,840)
Debt issuance costs	(75)	(4,267)
OP Unit distributions - General Partner	(127,511)	(126,088)
OP Unit distributions - Limited Partner	(3,562)	(3,640)
Preferred OP Units distributions - Limited Partner	(862)	(627)
Contributions from noncontrolling interest	572	—
Distributions to noncontrolling interests - partially owned properties	(440)	(396)
Payments of employee taxes for withheld stock-based compensation shares	(2,076)	(1,749)
Purchase of Limited Partner Units	(911)	(1,555)
Net cash used in financing activities	(4,156)	(83,108)
Net (decrease) increase in cash and cash equivalents	(10,437)	1,736
Cash and cash equivalents, beginning of period	19,161	2,727
Cash and cash equivalents, end of period	$8,724	$4,463
Supplemental disclosure of cash flow information - interest paid during the period	$56,965	$53,370
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(11,296)	$6,533
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$25,200	$22,651

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

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of September 30, 2019, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarterly periods ended March 31, 2019, June 30, 2019, and September 30, 2019, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2019	1,681,928	$18.61	$30,986
Quarterly period ended June 30, 2019	971,000	18.66	17,935
Quarterly period ended September 30, 2019	3,020,711	17.41	52,070
Year to date	5,673,639	$17.98	$100,991

As of September 30, 2019, the Trust has $61.7 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2019 and 2018 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on February 28, 2019.

 Principles of Consolidation

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

For property holding entities not determined to be VIEs, the Company consolidates such entities in which the Operating Partnership owns 100% of the equity or has a controlling financial interest evidenced by ownership of a majority voting interest. All intercompany balances and transactions are eliminated in consolidation. For entities in which the Operating Partnership owns less than 100% of the equity interest, the Operating Partnership consolidates the property if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Operating Partnership records a noncontrolling interest representing equity held by noncontrolling interests.

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

On September 27, 2019, the Operating Partnership partially funded a property acquisition by issuing an aggregate of 910,032 OP Units valued at approximately $16.1 million. The acquisition had a total purchase price of approximately $34.6 million.

As of September 30, 2019, the Trust held a 96.7% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

On August 23, 2019, the Operating Partnership acquired the remaining noncontrolling interest associated with a previously acquired medical office building in Texas. The Operating Partnership paid approximately $0.6 million as consideration for the redemption.

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

In connection with the Hazelwood Medical Commons Transaction, the Operating Partnership agreed to pay additional purchase consideration under an earn-out agreement with the seller if certain lease-up requirements were achieved before January 8, 2023. On June 19, 2019, the Operating Partnership funded, with the issuance of 8,529 Series A Preferred Units, an earn-out payment valued at $1.9 million on the date of issuance. On August 1, 2019, the Operating Partnership funded, with the issuance of 3,409 Series A Preferred Units, a second earn-out payment valued at $0.7 million on the date of issuance. Both of these earn-outs payments were capitalized to the cost basis of the property.

As of September 30, 2019, there were 116,110 Series A Preferred Units outstanding, with an embedded derivative value of $4.5 million. The embedded derivative value is classified in accrued expenses and other liabilities on the consolidated balance sheets.

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

Dividends and Distributions

On September 20, 2019, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended September 30, 2019. The distribution was paid on October 18, 2019 to common shareholders and OP Unit holders of record as of the close of business on October 3, 2019.

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

The Company’s shareholders are entitled to reinvest all or a portion of any cash distribution on their shares of the Company’s common stock by participating in the Dividend Reinvestment and Share Purchase Plan (“DRIP”), subject to the terms of the plan.

Tax Status of Dividends and Distributions

The Company’s distributions of current and accumulated earnings and profits for U.S. federal income tax purposes generally are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain.

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

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018, the Company’s acquisitions of investment properties and the majority of its future investments will be accounted for as asset acquisitions and will result in the capitalization of acquisition costs. The purchase price, inclusive of acquisition costs, will be allocated to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Intangible assets primarily consist of above- or below-market leases, in place leases, above- or below-market debt assumed, right-of-use assets, and lease liabilities. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires the Company to make certain estimates and assumptions.

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

With the adoption of ASU 2016-02, the Company has recognized right-of-use assets and corresponding lease liabilities as of January 1, 2019. The right-of-use asset is based upon the recognized lease liabilities, adjusted for previously recognized prepaid lease payments and intangible assets and liabilities. The lease liability is measured at the present value of remaining lease payments of its operating leases for which it is the lessee, including ground, office, and equipment leases, discounted at a rate based on the Company’s incremental borrowing rate.

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

The Company did not record any impairment charges in the three and nine month periods ended September 30, 2019 or 2018.

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

Real Estate Loans Receivable

Real estate loans receivable consists of twelve mezzanine loans, two construction loans, and two term loans as of September 30, 2019. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loans are secured by mortgages on the land and the improvements as constructed. Interest income on the loans is recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized during the three and nine months ended September 30, 2019 or 2018.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $70.9 million and $64.2 million as of September 30, 2019 and December 31,

2018, respectively. If the Company determines that collectability of straight-line rents is not probable, rental revenue is limited to the lease payments collected from the lessee, including any variable lease payments.

In accordance with ASU 2016-02, Leases, Topic 842 (“ASC 842”), if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. On January 1, 2019 the Company adopted ASC 842 and applied the prospective approach consolidating bad debt as an adjustment to rental revenues. Bad debt recognized as an adjustment to rental revenues was $0.2 million and $9.2 million for the three and nine months ended September 30, 2019, respectively. Net bad debt recoveries of $0.2 million and $0.1 million was recorded in the three and nine months ended September 30, 2018, respectively, and was reported in operating expenses.

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

The Company has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, the Company does not recognize operating expense or expense recoveries.

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met or if the Company does not elect to apply for hedge accounting, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. As a result of the Company’s adoption of ASU 2017-12 as of January 1, 2019, if hedge accounting is applied to a derivative instrument, the entire change in the fair value of its derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI’) on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2019, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

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

Tenant Receivables, Net

Tenant receivables primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy. The Company reviews receivables monthly and writes-off the remaining balance when, in the opinion of management, collection of substantially all remaining payments is not probable. When the Company determines substantially all remaining lease payments are not probable of collection, it recognizes a reduction of rental revenues and expense recoveries for all outstanding balances, including accrued straight-line rent receivables. Any subsequent receipts are recognized as rental revenues and expense recoveries in the period received. The adoption of ASC 842 resulted in an adjustment to the Company’s opening accumulated deficit balance of $0.2 million, associated with tenant receivables where collection of substantially all operating lease payments is not probable as of January 1, 2019.

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

Contingent Liabilities

Certain of the Company’s acquisitions provide for additional consideration to the seller in the form of an earn-out associated with lease-up contingencies. The Company recognizes the contingent liabilities only if certain parameters or other substantive contingencies are met, at which time the consideration becomes payable.

Segment Reporting

Under the provision of Codification Topic 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to leasing and managing healthcare properties.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach. Based on the Company’s assessment, it has identified all of its revenue streams and concluded rental income from leasing arrangements represents a substantial portion of its revenue. Income from leasing arrangements is specifically excluded from Topic 606 and was evaluated with the adoption of ASU 2016-02, Leases. Therefore, the impact of adopting ASU 2014-09 was minimal on the Company’s current recognition and presentation of non-lease revenue.

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

The Company elected to apply the package of practical expedients applicable to the Company for transition of leases in effect at adoption. This allowed the Company to forgo reassessing (1) whether a contract contains a lease, (2) classification of leases, and (3) whether capitalized costs associated with a lease meet the definition of “initial direct costs” under ASC 842. As a lessee, this allowed the Company to continue to account for its existing ground and office space leases as operating leases, however, after January 1, 2019, any new or renewed ground leases may be classified as financing leases. Additionally, the Company adopted the comparative period practical expedient which allowed the reporting for comparative periods prior to adoption to continue to be presented in the financial statements in accordance with previous lease accounting guidance.

As a lessee, the Company adopted the short-term leases practical expedient which allowed the Company not to capitalize short-term leases within its lease liabilities and right-of-use assets. Additionally, the Company elected the practical expedient allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. The Company elected this lessor practical expedient on various underlying assets including, among other things, land and building, and recognizes, measures, presents, and discloses revenue from its lease arrangements based upon the predominant component, which is determined to be the lease component, under the new ASC 842 guidance. As a lessor, the Company will continue to show its expense recoveries separate from its rental revenues for transparency purposes. The Company has not elected the hindsight practical expedient, which would allow the use of hindsight in determining the lease term and impairment of the right-of-use assets as of the implementation date. The adoption of the ASC 842 guidance did not have a material effect on the Company’s results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incur losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including certain receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of January 1, 2020. We are continuing to assess the potential effect that the adoption of ASU 2016-13 will have on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The Company adopted ASU 2017-12 on January 1, 2019 using the modified retrospective approach. The cumulative effect of the ineffectiveness for the year ended December 31, 2018 was immaterial, therefore no adjustment was made to beginning retained earnings. Additionally, as a result of the adoption, the Company no longer separately discloses the amount of the ineffective portion of the change in fair value of its derivative financial instruments. The entire change in the fair value of its derivatives designated and qualified as cash flow hedges are recorded in AOCI on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments for nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments simplify several aspects of the accounting for nonemployee transactions by stipulating that the existing accounting guidance for share-based payments to employees, accounted for under

ASC Topic 718, Compensation - Stock Compensation, will also apply to nonemployee share-based transactions, accounted for under ASC Topic 505, Equity. The Company adopted ASU 2018-07 on the effective date, January 1, 2019, with no material impact on its consolidated financial statements.

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

Note 3. Investment and Disposition Activity

During the nine months ended September 30, 2019, the Company completed acquisitions of 10 operating healthcare properties located in 4 states for an aggregate purchase price of approximately $105.2 million. In addition, the Company purchased a newly-constructed addition to an existing building owned by the Company in Tennessee for $4.3 million. During the nine months ended September 30, 2019, the Company also funded $39.0 million of loan transactions, including two construction loans with an aggregate commitment amount of $44.3 million with funding to date of $14.1 million, four mezzanine loans for an aggregate $17.9 million, and one term loan for $7.0 million. The Company paid $3.2 million of additional purchase consideration on 2 properties under earn-out agreements and purchased 2 noncontrolling interests for $1.1 million. These transactions result in total investment activity of approximately $152.8 million for the nine months ended September 30, 2019.

Investment activity for the three months ended September 30, 2019 is summarized below:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Rockwall II MOB	(1)	Rockwall, TX	July 26, 2019	$24,006
Earnout - Hazelwood Medical Commons	(2)	Maplewood, MN	August 1, 2019	740
Shadeland Station Portfolio (2 MOBs)		Indianapolis, IN	August 2, 2019	23,296
NCI Buyout - Rockwall II MOB	(1)	Rockwall, TX	August 23, 2019	572
Shell Ridge Portfolio (5 MOBs)	(3)	Walnut Creek, CA	September 27, 2019	34,625
Loan Investments		Various	Various	11,945
				$95,184

(1)	On July 26, 2019 the Company completed the acquisition of a 97.5% interest in Rockwall II MOB. The Company acquired the remaining interest on August 23, 2019.

(2)
The Company completed the settlement of an acquisition related earn-out payment upon the execution of a lease. This payment was funded with the issuance of 3,409 Series A Preferred Units and is considered to be additional purchase price.

(3)	The Operating Partnership partially funded the acquisition by issuing an aggregate of 910,032 OP Units valued at approximately $16.1 million on the date of issuance.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$—	$5,491	$10,466	$15,957
Building and improvements	7,587	16,466	64,769	88,822
In-place lease intangibles	434	4,651	7,827	12,912
Above market in-place lease intangibles	—	—	136	136
Below market in-place lease intangibles	—	(96)	—	(96)
Right-of-use asset	—	—	630	630
Mortgage escrow	(3,718)	—	—	(3,718)
Issuance of OP Units	—	(6,488)	(16,110)	(22,598)
Issuance of Series A Preferred Units	—	(1,862)	(740)	(2,602)
Net assets acquired	$4,303	$18,162	$66,978	$89,443

Dispositions

During the nine months ended September 30, 2019, the Company sold 3 medical office facilities for approximately $15.3 million and recognized a net gain on the sale of approximately $3.4 million.

The following table summarizes revenues and net income related to the disposed properties for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$60	$328	$540	$977

Income before net gain on sale of investment properties	$9	$70	$169	$209
Gain on sale of investment properties	409	—	3,442	—
Net income	$418	$70	$3,611	$209

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$351,947	$(137,246)	$214,701	$340,428	$(111,500)	$228,928
Above-market leases	45,559	(16,799)	28,760	45,568	(13,621)	31,947
Leasehold interest	712	(287)	425	712	(242)	470
Below-market ground leases (1)	—	—	—	65,676	(2,194)	63,482
Right-of-use lease assets	130,011	(1,521)	128,490	—	—	—
Total	$528,229	$(155,853)	$372,376	$452,384	$(127,557)	$324,827
Liabilities
Below-market leases	$14,455	$(7,981)	$6,474	$14,654	$(6,768)	$7,886
Above-market ground leases (1)	—	—	—	5,965	(266)	5,699
Lease liabilities	63,697	(362)	63,335	—	—	—
Total	$78,152	$(8,343)	$69,809	$20,619	$(7,034)	$13,585

(1)
Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

The following is a summary of acquired lease intangible amortization for the three and nine month periods ended September 30, 2019 and 2018, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense related to in-place leases	$8,890	$16,274	$27,138	$38,251
Decrease of rental income related to above-market leases	1,105	1,075	3,321	3,992
Decrease of rental income related to leasehold interest	15	15	45	44
Increase of rental income related to below-market leases	429	615	1,509	2,109
Decrease of operating expense related to above-market ground leases (1)	35	33	104	104
Increase in operating expense related to below-market ground leases (1)	306	255	913	745

(1)
Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

For the three months ended September 30, 2019, the Company wrote off in-place lease assets of approximately $0.2 million with accumulated amortization of $0.1 million, for a net loss of approximately $0.1 million.

For the nine months ended September 30, 2019, the Company wrote off in-place lease assets of approximately $1.3 million with accumulated amortization of $0.7 million, for a net loss of approximately $0.6 million. In addition, the Company wrote off below-market lease liabilities of approximately $0.3 million with accumulated amortization of $0.2 million, for a net gain of approximately $0.1 million.

Future aggregate net amortization of the acquired lease intangibles as of September 30, 2019, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2019	$(680)	$9,248
2020	(2,728)	35,038
2021	(2,658)	32,538
2022	(2,207)	28,640
2023	(1,915)	25,753
Thereafter	(12,523)	148,639
Total	$(22,711)	$279,856

As of September 30, 2019, the weighted average amortization period for asset lease intangibles and liability lease intangibles is 25 and 40 years, respectively. The increase in weighted average amortization periods since December 31, 2018 is due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

Note 5. Other Assets

Other assets consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Straight line rent receivable, net	$70,877	$64,245
Note receivable	21,795	20,628
Lease inducements, net	12,283	13,233
Prepaid expenses	10,237	16,017
Leasing commissions, net	7,400	6,221
Interest rate swap	3,767	15,121
Escrows	1,793	5,534
Other	4,507	3,760
Total	$132,659	$144,759

Note 6. Debt

The following is a summary of debt as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Fixed interest mortgage notes (1)	$77,263	$101,832
Variable interest mortgage note (2)	6,677	6,830
Total mortgage debt	83,940	108,662
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.10%, due September 2022	269,000	215,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.32%, due June 2023 (3)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,577,940	1,548,662
Unamortized deferred financing costs	(8,229)	(9,920)
Unamortized discounts	(5,637)	(6,086)
Unamortized fair value adjustments	151	197
Total debt	$1,564,225	$1,532,853

(1)
Fixed interest mortgage notes bearing interest from 3.00% to 5.50%, due in 2020, 2021, 2022, and 2024, with a weighted average interest rate of 4.44% and 4.26% as of September 30, 2019 and December 31, 2018, respectively. The notes are collateralized by five properties with a net book value of $170.8 million and $174.2 million as of September 30, 2019 and December 31, 2018, respectively.

(2)
Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 4.79% and 5.21% as of September 30, 2019 and December 31, 2018, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.7 million as of September 30, 2019 and December 31, 2018.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2019, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 1.10%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2019, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of September 30, 2019, the Company had $269.0 million of borrowings outstanding under its unsecured revolving credit facility and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also has a letter of credit for $8.5 million with no outstanding balance as of September 30, 2019. As defined by the Credit Agreement, $572.5 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

Notes Payable

As of September 30, 2019, the Company had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of September 30, 2019, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on debt as of September 30, 2019, are as follows (in thousands):

2019	$482
2020	25,470
2021	8,289
2022	289,818
2023	266,000
Thereafter	987,881
Total Payments	$1,577,940

As of September 30, 2019, the Company had total consolidated indebtedness of approximately $1.6 billion. The weighted average interest rate on consolidated indebtedness was 3.74% (based on the 30-day LIBOR rate as of September 30, 2019, of 2.04%).

For the three month periods ended September 30, 2019 and 2018, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $15.6 million and $16.5 million, respectively. For the nine month periods ending September 30, 2019 and 2018, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $46.7 million and $50.1 million, respectively.

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

When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. As a result of the Company’s adoption of ASU 2017-12 as of January 1, 2019, the entire change in the fair value of its derivatives designated and qualified as cash flow hedges are recorded in AOCI on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Additionally, as a result of the adoption ASU 2017-12, the Company no longer discloses the ineffective portion of the change in fair value of its derivatives financial instruments designated as hedges.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2019, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.32%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at September 30, 2019 (included in Other assets)		$3,767
Asset balance at December 31, 2018 (included in Other assets)		$15,121

(1)	1.07% effective swap rate plus 1.25% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Real estate taxes payable	$23,481	$21,043
Prepaid rent	15,145	18,745
Accrued interest	5,801	16,038
Accrued expenses	4,943	5,122
Embedded derivative	4,492	3,673
Accrued incentive compensation	3,773	1,323
Security deposits	3,480	3,118
Tenant improvement allowance	2,541	2,784
Contingent consideration	753	753
Other	5,764	3,683
Total	$70,173	$76,282

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the nine month period ended September 30, 2019, the Trust granted a total of 194,413 restricted common shares with a total value of $3.5 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2019 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	225,139	$15.29
Granted	194,413	17.80
Vested	(200,104)	15.13
Forfeited	(2,015)	17.08
Non-vested at September 30, 2019	217,433	$17.67

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending September 30, 2019 and 2018, the Company recognized non-cash share compensation of $0.9 million and $0.8 million, respectively. For the nine month periods ended September 30, 2019 and 2018, the Company recognized non-cash share compensation of $2.5 million and $2.3 million, respectively. Unrecognized compensation expense at September 30, 2019 was $2.0 million.

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

Approximately 50% of the restricted share units issued to officers and certain employees in 2019 vest based on two certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $29.60 and $35.70 per unit for the March 2019 grant using the following assumptions:

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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2019:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	533,155		$22.66	67,158	$16.01
Granted	229,884		25.27	41,925	17.89
Vested	(104,553)	(1)	26.33	(41,786)	16.75
Forfeited	(3,734)		23.08	—	—
Non-vested at September 30, 2019	654,752		$22.99	67,297	$16.72

(1)
Restricted units vested by Company executives in 2019 resulted in the issuance of 87,805 common shares, less 35,265 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending September 30, 2019 and 2018, the Company recognized non-cash share compensation of $1.7 million and $1.2 million, respectively. For the nine month periods ending September 30, 2019 and 2018, the Trust recognized non-cash share restricted unit compensation expense of $5.3 million and $4.3 million, respectively. Unrecognized compensation expense at September 30, 2019 was $7.6 million.

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

The Company’s derivative instruments as of September 30, 2019 consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of September 30, 2019.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$94,211	$95,655	$55,659	$54,782
Notes receivable	$21,795	$21,795	$20,628	$20,628
Derivative assets	$3,767	$3,767	$15,121	$15,121
Liabilities:
Credit facility	$(519,000)	$(519,000)	$(465,000)	$(465,000)
Notes payable	$(975,000)	$(1,020,857)	$(975,000)	$(914,918)
Mortgage debt	$(84,091)	$(86,205)	$(108,859)	$(107,131)
Derivative liabilities	$(4,492)	$(4,492)	$(3,673)	$(3,673)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2019 through 2039. As of September 30, 2019, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2019	$74,965
2020	298,480
2021	294,013
2022	283,932
2023	273,513
Thereafter	1,285,817
Total	$2,510,720

Note 12. Rent Expense

The Company leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which 80 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company has 11 corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 88 years remaining, excluding extension options, with a weighted average remaining term of 44 years.

Effective January 1, 2019, the Company adopted ASC 842, Leases which requires the operating leases mentioned above to be included in right-of-use lease assets, net on the Company’s September 30, 2019 consolidated balance sheets, which represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make the lease payments are included in lease liabilities on the Company’s September 30, 2019 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $126.7 million and lease liabilities for operating leases of approximately $61.0 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing or renewing after January 1, 2019 are recognized at commencement or renewal date based on the present value of lease payments over the lease term. As of September 30, 2019, total right-of-use assets and operating lease liabilities, net of accumulated amortization, were approximately $128.5 million and $63.3 million, respectively. The Company has entered into various short-term operating leases, primarily for office spaces, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheets.

Because the rate implicit in each lease is not readily determinable, the Company uses a rate based on its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate was 4.3% as of September 30, 2019. There are no operating leases that have not yet commenced that would have a significant impact on its consolidated balance sheets.

As of September 30, 2019, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2019	$708
2020	3,121
2021	3,108
2022	3,079
2023	3,066
Thereafter	144,557
Total undiscounted lease payments	$157,639
Less: Interest	(94,304)
Present value of lease liabilities	$63,335

Lease costs consisted of the following for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$437	$1,365
Variable lease cost	249	724
Total lease cost	$686	$2,089

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended September 30, 2019 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of September 30, 2019 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$16,744	5.6%
CommonSpirit - CHI - KentuckyOne	13,956	4.6%
Northside Hospital	13,175	4.4%
Baylor Scott and White Health	7,770	2.6%
US Oncology	7,546	2.5%
Remaining portfolio	240,661	80.3%
Total	$299,852	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.7% of its total ABR for the period ending September 30, 2019. Total ABR from CommonSpirit Health affiliated tenants totals 20.1%, including the affiliates disclosed above. Financial statements of CommonSpirit Health, the parent of the subsidiaries and affiliates of the entities party to master lease agreements, are publicly available on the CommonSpirit Health website (www.commonspirit.org). Information included on the CommonSpirit Health website is not incorporated by reference within this Quarterly Report on Form 10-Q.

The following table summarizes certain information about the Company’s top five geographic concentrations as of September 30, 2019 (in thousands):

State	Total ABR	Percent of ABR
Texas	$50,603	16.9%
Georgia	25,915	8.6%
Indiana	21,337	7.1%
Nebraska	18,061	6.0%
Minnesota	17,429	5.8%
Other	166,507	55.6%
Total	$299,852	100.0%

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

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for earnings per share - basic:
Net income	$15,619	$23,771	$34,435	$47,165
Net income attributable to noncontrolling interests:
Operating Partnership	(434)	(656)	(939)	(1,300)
Partially owned properties	(136)	(119)	(410)	(374)
Preferred distributions	(314)	(284)	(892)	(1,055)
Numerator for earnings per share - basic	$14,735	$22,712	$32,194	$44,436
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$14,735	$22,712	$32,194	$44,436
Operating Partnership net income	434	656	939	1,300
Numerator for earnings per share - diluted	$15,169	$23,368	$33,133	$45,736
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	186,328,500	182,076,513	184,760,335	181,963,693
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,536,111	5,291,025	5,398,734	5,378,760
Restricted common shares	79,779	105,692	89,470	80,272
Restricted share units	35,832	—	241,115	199,384
Denominator for earnings per share - diluted:	191,980,222	187,473,230	190,489,654	187,622,109
Earnings per share - basic	$0.08	$0.12	$0.17	$0.24
Earnings per share - diluted	$0.08	$0.12	$0.17	$0.24

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for earnings per unit - basic and diluted:
Net income	$15,619	$23,771	$34,435	$47,165
Net income attributable to noncontrolling interests - partially owned properties	(136)	(119)	(410)	(374)
Preferred distributions	(314)	(284)	(892)	(1,055)
Numerator for earnings per unit - basic and diluted	$15,169	$23,368	$33,133	$45,736
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	191,864,611	187,367,538	190,159,069	187,342,453
Effect of dilutive securities:
Restricted common shares	79,779	105,692	89,470	80,272
Restricted share units	35,832	—	241,115	199,384
Denominator for earnings per unit - diluted	191,980,222	187,473,230	190,489,654	187,622,109
Earnings per unit - basic	$0.08	$0.12	$0.17	$0.24
Earnings per unit - diluted	$0.08	$0.12	$0.17	$0.24

Note 15. Subsequent Events

On October 15, 2019, the Company closed on the acquisition of a medical office facility in Manchester, Connecticut for approximately $11.3 million.

On October 23, 2019, the Company completed a term loan in the amount of $47.0 million that is secured by a deed of trust on a newly constructed medical office building located in Fort Worth, Texas. The loan bears interest at the rate of 6.0% per year.

On October 31, 2019, the Company acquired a 49% membership interest in MedCore Realty Eden Hill, LLC for approximately $8.9 million. The joint venture owns a medical office facility in Dover, Delaware.

On October 31, 2019, the Company sold the Foundation El Paso Surgical Hospital in El Paso, Texas for approximately $32.0 million. The Company provided financing to the buyer for approximately $27.6 million in the form of a two year term loan. The loan bears interest at a rate of 8.0% per year for the first thirteen months, and increases to 10.0% thereafter.

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

During the remainder of 2019, we look for a continuation of this strategy and execution with the potential for selective dispositions and investments, and a focus on operating performance. We intend to continue to be diligent in deploying capital in the market. We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.5 billion as of September 30, 2019.

As of September 30, 2019, our portfolio consisted of 259 healthcare properties located in 31 states with approximately 13,873,876 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 7.4 years. As of September 30, 2019, approximately 90% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of September 30, 2019 are from triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5% of the annualized base rent payments from our properties as of September 30, 2019 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2019, leases representing 1.1%, 3.2%, and 4.4% of leased square feet will expire in 2019, 2020, and 2021, respectively.

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

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. Since December 2015, the U.S. Federal Reserve has raised its benchmark interest rate to a range of 1.75% to 2.00% and may modify its benchmark interest rate in the future. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of September 30, 2019, owned approximately 96.7% of the OP Units. As of October 31, 2019, there were 188,342,348 common shares outstanding.

Key Transactions in Third Quarter 2019

Investment Activity

During the three months ended September 30, 2019, the Company completed acquisitions of 8 operating healthcare properties located in 3 states for an aggregate purchase price of approximately $81.9 million. The Company also funded $11.9 million of loan transactions, which included funding of $3.7 million under two construction loans, $1.2 million under one mezzanine loan, and $7.0 million under one term loan. The Company also paid $0.6 million under a noncontrolling interest buyout and $0.7 million of additional purchase price consideration on 1 property under an earn-out agreement. These investment activities result in total investment activity of approximately $95.2 million. These transactions are detailed in Note 3 (Investment and Disposition Activity) to our consolidated financial statements included in Part I, Item 1 of this report.

Disposition Activity

During the three months ended September 30, 2019, the Company sold one medical office building, representing 13,640 square feet, for approximately $2.8 million. The Company recognized a net gain on the sale of approximately $0.4 million.

Recent Developments

Quarterly Distribution

On September 20, 2019, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended September 30, 2019. The distribution was paid on October 18, 2019 to common shareholders and OP Unit holders of record as of the close of business on October 3, 2019.

Investment Activity

Since September 30, 2019, the Company completed the acquisition of medical office facility in Manchester, Connecticut, for a purchase price of approximately $11.3 million. The asset is leased by anchor tenant ProHealth Physicians (UnitedHealth Group - Moody’s: A3). The Company also acquired a 49% membership interest in MedCore Realty Eden Hill, LLC for approximately $8.9 million. The joint venture owns a 140,205 square foot medical office facility in Dover, Delaware.

Since September 30, 2019, the Company also completed a term loan in the amount of $47.0 million that is secured by a deed of trust on a newly constructed medical office building located in Fort Worth, Texas. The loan bears interest at the rate of 6.0% per year. Since September 30, 2019, the Company has funded total loan activity of $53.6 million.

On October 31, 2019, the Company disposed of the Foundation El Paso Surgical Hospital in El Paso, Texas for $32.0 million. The Company provided financing to the buyer for approximately $27.6 million in the form of a two year term loan. The loan bears interest at the rate of 8.0% per year for the first thirteen months, and increases to 10.0% thereafter. In addition, the term loan includes origination and exit fees, resulting in an aggregate rate of return of approximately 12%.

Other Activity

On October 3, 2019, we provided an update regarding the Company's three LTACH facilities subject to a master lease to LifeCare Holdings, LLC. The Company's in-place master lease will be assumed without modification by the newly formed LifeCare 2.0, LLC, including an agreement to pay, in 12 monthly installments, approximately $1.1 million bearing interest at a rate of 10.0% per year representing past due rent, real estate taxes, late charges, interest owed under the master lease, and legal fees.

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	2019	2018	Change	%
Revenues:
Rental revenues	$78,820	$76,461	$2,359	3.1%
Expense recoveries	26,295	23,629	2,666	11.3%
Interest income on real estate loans and other	2,478	4,938	(2,460)	(49.8)%
Total revenues	107,593	105,028	2,565	2.4%
Expenses:
Interest expense	16,185	16,326	(141)	(0.9)%
General and administrative	8,110	6,593	1,517	23.0%
Operating expenses	31,504	29,870	1,634	5.5%
Depreciation and amortization	36,614	42,723	(6,109)	(14.3)%
Total expenses	92,413	95,512	(3,099)	(3.2)%
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	15,180	9,516	5,664	59.5%
Equity in income of unconsolidated entities	30	28	2	NM
Gain on sale of investment properties, net	409	14,227	(13,818)	(97.1)%
Net income	$15,619	$23,771	$(8,152)	(34.3)%
NM = Not Meaningful

Revenues

Total revenues increased $2.6 million, or 2.4%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $2.4 million, or 3.1%, from $76.5 million for the three months ended September 30, 2018 to $78.8 million for the three months ended September 30, 2019. Rental revenues increased primarily due to our 2019 and 2018 acquisitions which resulted in additional rental revenue of $1.0 million and $1.2 million, respectively.

Expense recoveries. Expense recoveries increased $2.7 million, or 11.3%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Expense recoveries increased due to our 2019 and 2018 acquisitions, which resulted in additional expense recoveries of $0.2 million and $0.7 million, respectively. The Company also had a $1.9 million increase in expense recoveries from our existing portfolio of properties. This was partially offset by a decrease of $0.2 million due to the properties sold during 2019 and 2018.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $2.5 million, or 49.8%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease is the result of a $2.2 million lease termination settlement during 2018, and a decrease in interest income of $0.1 million in the Company’s outstanding real estate loans receivable.

Expenses

Total expenses decreased $3.1 million, or 3.2%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. An analysis of selected expenses follows.

Interest expense. Interest expense for the three months ended September 30, 2019 was $16.2 million compared to $16.3 million for the three months ended September 30, 2018, representing a decrease of $0.1 million, or 0.9%. Interest expense from mortgage debt decreased by $0.6 million due to mortgage payoffs, offset by an increase of $0.5 million due to borrowings on our credit facility.

 General and administrative. General and administrative expenses increased $1.5 million or 23.0%, from $6.6 million during the three months ended September 30, 2018 to $8.1 million during the three months ended September 30, 2019. The increase is mainly attributable to an increase in salaries and benefits of $1.1 million, which includes an increase in non-cash compensation of $0.5 million, as well as an increase of $0.3 million in legal fees.

Operating expenses. Operating expenses increased $1.6 million or 5.5%, from $29.9 million during the three months ended September 30, 2018 to $31.5 million during the three months ended September 30, 2019. Operating expenses increased $1.7 million from our existing portfolio of properties owned since June 30, 2018, and an additional $0.3 million from properties purchased in the last twelve months. This was offset by a $0.2 million decrease in operating expenses from the properties sold during 2019 and 2018.

Depreciation and amortization. Depreciation and amortization decreased $6.1 million, or 14.3%, from $42.7 million during the three months ended September 30, 2018 to $36.6 million during the three months ended September 30, 2019. The decrease is primarily due to the 2018 in-place lease amortization from the termination of a lease located in Kennewick, Washington (the “Kennewick MOB”) for $6.6 million. This was partially offset by an increase of $0.7 million from properties acquired in 2019.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is not significant.

Gain on sale of investment properties, net. During the three months ended September 30, 2019, we sold one property with 13,640 net leasable square feet located in Arkansas for approximately $2.8 million, for a gain of $0.4 million. During the three months ended September 30, 2018, we sold 17 properties with 462,714 net leasable square feet located in 7 states for approximately $127.2 million, for a net gain of $14.2 million.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018	Change	%
Revenues:
Rental revenues	$224,206	$235,740	$(11,534)	(4.9)%
Expense recoveries	76,508	72,225	4,283	5.9%
Interest income on real estate loans and other	7,150	9,275	(2,125)	(22.9)%
Total revenues	307,864	317,240	(9,376)	(3.0)%
Expenses:
Interest expense	48,507	49,974	(1,467)	(2.9)%
General and administrative	24,758	22,156	2,602	11.7%
Operating expenses	94,348	90,670	3,678	4.1%
Depreciation and amortization	109,348	119,024	(9,676)	(8.1)%
Total expenses	276,961	281,824	(4,863)	(1.7)%
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	30,903	35,416	(4,513)	(12.7)%
Equity in income of unconsolidated entities	90	85	5	NM
Gain on sale of investment properties, net	3,442	11,664	(8,222)	(70.5)%
Net income	$34,435	$47,165	$(12,730)	(27.0)%
NM = Not Meaningful

Revenues

Total revenues decreased $9.4 million, or 3.0%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. An analysis of selected revenues follows.

Rental revenues. Rental revenues decreased $11.5 million, or 4.9%, from $235.7 million for the nine months ended September 30, 2018 to $224.2 million for the nine months ended September 30, 2019. The decrease in rental revenues primarily resulted from write-offs at our three LifeCare properties and the Foundation El Paso Surgical Hospital totaling $9.4 million in the second quarter of 2019. Rental revenue also had a net decrease of $9.6 million due to the properties sold during the nine months ended September 30, 2018 and 2019. This was partially offset by an increase of $1.3 million and $5.5 million from our 2019 and 2018 acquisitions, respectively, along with an increase of $1.2 million from our existing portfolio of properties.

Expense recoveries. Expense recoveries increased $4.3 million, or 5.9%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in expense recoveries is primarily due to our 2019 and 2018 acquisitions which resulted in additional expense recoveries of $0.2 million and $2.3 million, respectively, with an additional $4.4 million from our existing portfolio of properties. This was offset by a decrease of $2.6 million due to the properties sold during 2019 and 2018.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $2.1 million, or 22.9%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease is the result of a $2.2 million lease termination settlement during 2018.

Expenses

Total expenses decreased by $4.9 million, or 1.7%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. An analysis of selected expenses follows.

Interest expense. Interest expense for the nine months ended September 30, 2019 was $48.5 million compared to $50.0 million for the nine months ended September 30, 2018, representing a decrease of $1.5 million, or 2.9%. The decrease in interest expense is mainly attributable to mortgage payoffs, which decreased interest expense by $2.1 million. This was partially offset by an increase of $0.6 million due to borrowings on our credit facility.

General and administrative. General and administrative expenses increased $2.6 million or 11.7%, from $22.2 million during the nine months ended September 30, 2018 to $24.8 million during the nine months ended September 30, 2019. The increase is mainly attributable to increased salaries and benefits of $2.1 million, which includes an increase attributed to non-cash compensation of $1.2 million. General and administrative expenses further decreased as a result of increased legal fees of $0.6 million.

Operating expenses. Operating expenses increased $3.7 million or 4.1%, from $90.7 million during the nine months ended September 30, 2018 to $94.3 million during the nine months ended September 30, 2019. The increase is due to our existing portfolio of properties which increased by $7.2 million. Operating expenses also increased $0.3 million as a result of property acquisitions in the last twelve months. This was partially offset by a decrease of $3.7 million associated with our sold properties during 2019 and 2018.

Depreciation and amortization. Depreciation and amortization decreased $9.7 million, or 8.1%, from $119.0 million during the nine months ended September 30, 2018 to $109.3 million during the nine months ended September 30, 2019. The decrease is primarily due to the 2018 in-place lease amortization from the termination of a lease located in Kennewick, Washington (the “Kennewick MOB”) for $6.6 million, along with a reduction in depreciation and amortization of $3.7 million associated with our sold properties. This was partially offset by an increase of $0.8 million from properties acquired in 2019.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is not significant.

Gain on sale of investment properties, net. During the nine months ended September 30, 2019 we sold three properties with 66,583 net leasable square feet located in three states for approximately $15.3 million, realizing a net gain of $3.4 million. During the nine months ended September 30, 2018, we sold 34 properties with 1,052,681 net leasable square feet located in 9 states for approximately $220.4 million, realizing a net gain of $11.7 million.

Cash Flows

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

	2019	2018
Cash provided by operating activities	$140,123	$145,464
Cash used in investing activities	(146,404)	(60,620)
Cash used in financing activities	(4,156)	(83,108)
(Decrease) increase in cash and cash equivalents	$(10,437)	$1,736

Cash flows from operating activities. Cash flows provided by operating activities was $140.1 million during the nine months ended September 30, 2019 compared to $145.5 million during the nine months ended September 30, 2018, representing a decrease of $5.3 million. The decrease in operating activities is primarily due to a net decrease of $2.8 million from the properties we sold and purchased in 2018 and 2019 and a decrease of $2.8 million of rent collected at our Foundation El Paso Surgical Hospital.

Cash flows from investing activities. Cash flows used in investing activities was $146.4 million during the nine months ended September 30, 2019 compared to cash flows used in investing activities of $60.6 million during the nine months ended September 30, 2018, representing a change of $85.8 million. The increase in cash flows used in investing activities was primarily attributable to the decrease of $202.4 million related to proceeds from the sale of investment properties and an increase of $37.0 million associated with increased funding of real estate loans. This was offset by a $152.3 million reduction in acquisition activity over the prior period.

Cash flows from financing activities. Cash flows used in financing activities was $4.2 million during the nine months ended September 30, 2019 compared to $83.1 million during the nine months ended September 30, 2018, representing a decrease of $79.0 million. The decrease is primarily attributable to $93.4 million of additional net proceeds from the sale of common shares pursuant to the ATM Program and $27.1 million of lower payments on mortgage debt in 2019. This was partially offset by $45.0 million of additional net borrowings under the credit facility in 2018 compared to 2019.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$15,619	$23,771	$34,435	$47,165
Earnings per share - diluted	$0.08	$0.12	$0.17	$0.24

Net income	$15,619	$23,771	$34,435	$47,165
Net income attributable to noncontrolling interests - partially owned properties	(136)	(119)	(410)	(374)
Preferred distributions	(314)	(284)	(892)	(1,055)
Depreciation and amortization expense	36,523	42,670	109,076	118,887
Depreciation and amortization expense - partially owned properties	(69)	(86)	(213)	(263)
Gain on sale of investment properties, net	(409)	(14,227)	(3,442)	(11,664)
FFO applicable to common shares and OP Units	$51,214	$51,725	$138,554	$152,696
Net change in fair value of derivative	1	(9)	—	(17)
Net change in fair value of contingent consideration	—	—	—	(50)
Normalized FFO applicable to common shares and OP Units	$51,215	$51,716	$138,554	$152,629

FFO per common share and OP Unit	$0.27	$0.28	$0.73	$0.81
Normalized FFO per common share and OP Unit	$0.27	$0.28	$0.73	$0.81

Weighted average number of common shares and OP Units outstanding	191,980,222	187,473,230	190,489,654	187,622,109

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$15,619	$23,771	$34,435	$47,165
Normalized FFO applicable to common shares and OP Units	$51,215	$51,716	$138,554	$152,629

Normalized FFO applicable to common shares and OP Units	$51,215	$51,716	$138,554	$152,629
Non-cash share compensation expense	2,523	2,056	7,861	6,675
Straight-line rent adjustments	(3,780)	(4,670)	(6,581)	(17,270)
Amortization of acquired above/below-market leases/assumed debt	932	667	2,575	2,477
Amortization of lease inducements	336	305	1,016	994
Amortization of deferred financing costs	600	593	1,806	1,808
TI/LC and recurring capital expenditures	(4,134)	(4,955)	(13,304)	(15,326)
Seller master lease and rent abatement payments	—	—	—	229
Normalized FAD applicable to common shares and OP Units	$47,692	$45,712	$131,927	$132,216

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$15,619	$23,771	$34,435	$47,165
General and administrative	8,110	6,593	24,758	22,156
Depreciation and amortization	36,614	42,723	109,348	119,024
Interest expense	16,185	16,326	48,507	49,974
Net change in the fair value of derivative	1	(9)	—	(17)
Gain on sale of investment properties, net	(409)	(14,227)	(3,442)	(11,664)
NOI	$76,120	$75,177	$213,606	$226,638

NOI	$76,120	$75,177	$213,606	$226,638
Straight-line rent adjustments	(3,780)	(4,670)	(6,581)	(17,270)
Amortization of acquired above/below-market leases	948	667	2,622	2,477
Amortization of lease inducements	336	305	1,016	994
Seller master lease and rent abatement payments	—	—	—	229
Change in fair value of contingent consideration	—	—	—	(50)
Cash NOI	$73,624	$71,479	$210,663	$213,018

Cash NOI	$73,624	$71,479
Assets not held for all periods	(2,064)	(1,055)
LTACH & Hospital Cash NOI	(6,421)	(5,199)
Lease termination fees	(185)	(2,256)
Interest income and other	(1,858)	(1,908)
MOB Same-Store Cash NOI	$63,096	$61,061

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$15,619	$23,771	$34,435	$47,165
Depreciation and amortization	36,614	42,723	109,348	119,024
Interest expense	16,185	16,326	48,507	49,974
Gain on sale of investment properties, net	(409)	(14,227)	(3,442)	(11,664)
EBITDAre	$68,009	$68,593	$188,848	$204,499
Non-cash share compensation expense	2,523	2,056	7,861	6,675
Non-cash changes in fair value	1	(9)	—	(67)
Adjusted EBITDAre	$70,533	$70,640	$196,709	$211,107

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

As of September 30, 2019, we had a total of $8.7 million of cash and cash equivalents and $572.5 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

As of September 30, 2019, the Company had $269.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company also has a letter of credit for $8.5 million with no outstanding balance as of September 30, 2019. As defined by the Credit Agreement, $572.5 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of September 30, 2019, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2019	1,681,928	$18.61	$30,986
Quarterly period ended June 30, 2019	971,000	18.66	17,935
Quarterly period ended September 30, 2019	3,020,711	17.41	52,070
Year to date	5,673,639	$17.98	$100,991

As of September 30, 2019, the Trust has $61.7 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of September 30, 2019, the Company had issued 97,932 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no off-balance sheet debt.

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

Fixed Interest Rate Debt

As of September 30, 2019, our consolidated fixed interest rate debt totaled $1.1 billion, which represented 66.7% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of September 30, 2019 of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 82.5% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of September 30, 2019, the fair value and the carrying value of our consolidated fixed interest rate debt were both approximately $1.1 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2019. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of September 30, 2019, our consolidated variable interest rate debt totaled $525.7 million, which represented 33.3% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 17.5% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $275.7 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of September 30, 2019 would change by approximately $2.8 million annually.

Derivative Instruments

As of September 30, 2019, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of September 30, 2019, we had total consolidated indebtedness of approximately $1.6 billion. The weighted average interest rate on our consolidated indebtedness was 3.74% (based on the 30-day LIBOR rate as of September 30, 2019, of 2.04%). As of September 30, 2019, we had approximately $275.7 million, or approximately 17.5%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of September 30, 2019.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of September 30, 2019, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 19, 2019, the Trust, through a subsidiary of the Operating Partnership, entered into a contribution agreement to acquire a portfolio of properties located in Walnut Creek, California (the "Shell Ridge Portfolio"). The transaction closed on September 27, 2019, at which time, the Operating Partnership issued 910,032 OP Units as partial consideration for the acquisition.

On August 1, 2019, the Operating Partnership issued 3,409 Series A Preferred Units with a value of $0.7 million in connection with an earn-out payment relating to the Hazelwood Medical Commons Transaction.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	5,370	(1)	$17.80	N/A	N/A
August 1, 2019 - August 31, 2019	244	(2)	17.48	N/A	N/A
September 1, 2019 - September 30, 2019	—		—	N/A	N/A
Total	5,614		$17.79	—	—

(1)
Represents OP Units redeemed by holders in exchange for common shares of the Company and common shares repurchased by the Company to satisfy employee withholding tax obligations related to stock-based compensation.

(2)	Represents repurchased common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.3	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.**
31.4	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.**
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

101.INS	This instance document does not appear in the interactive data file because of XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Extension Schema Document (+)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (+)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (+)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (+)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (+)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

PHYSICIANS REALTY TRUST

Date: November 6, 2019	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2019	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: November 6, 2019	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2019	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)