Form 10-K
period 2019-12-31
Physicians Realty Trust; Physicians Realty L.P.
filed 2020-02-27
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36007 (Physicians Realty Trust)
Commission file number: 333-205034-01 (Physicians Realty L.P.)

PHYSICIANS REALTY TRUST
PHYSICIANS REALTY L.P.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	Physicians Realty Trust	46-2519850
Delaware	(Physicians Realty L.P.)	80-0941870
(State of Organization)		(I.R.S. Employer Identification No.)

309 N. Water Street, Suite 500		53202
Milwaukee,	Wisconsin
(Address of Principal Executive Offices)		(Zip Code)

(414) 367-5600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Physicians Realty Trust	Common Shares, $0.01 par value	DOC	New York Stock Exchange

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
Physicians Realty Trust        Yes ☐ No ☒            Physicians Realty L.P.        Yes ☐ No ☒

The aggregate market value of Physicians Realty Trust’s common shares held by non-affiliates as of June 30, 2019 was approximately $3,211,607,603 based upon the closing price reported for such date on the New York Stock Exchange. There is no established trading market for units of Physicians Realty L.P.

As of February 21, 2020, there were 197,038,668 shares of Physicians Realty Trust’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 6, 2020, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

EXPLANATORY NOTE

This Annual Report on Form 10-K combines the Annual Reports on Form 10-K for the year ended December 31, 2019 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of February 21, 2020, 116,110 Series A Preferred Units were outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of December 31, 2019, the Trust held a 97.1% interest in the Operating Partnership and owns no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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

Annual Report on Form 10-K for the Year Ended December 31, 2019

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

•
any adverse effects to the business, financial position or results of operations of CommonSpirit Health, or one or more of the CommonSpirit Health-affiliated tenants, that impact the ability of CommonSpirit Health-affiliated tenants to pay us rent;

•	the impact of our investments in joint ventures we have and may make in the future;

•	the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•	cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•	our ability to operate as a public company;

•	changes in healthcare laws or government reimbursement rates;

•	changes in accounting principles generally accepted in the United States (GAAP);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•	other factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•	the number of our common shares available for future issuance or sale;

•	our issuance of equity securities or the perception that such issuance might occur;

•	future debt;

•	failure of securities analysts to publish research or reports about us or our industry; and

•	securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A “Risk Factors” of this report.

PART I

ITEM 1. BUSINESS

Overview

Physicians Realty Trust, a Maryland real estate investment trust, and Physicians Realty L.P., a Delaware limited partnership, were organized in April 2013 to acquire, selectively develop, own and manage healthcare properties that are leased to physicians, hospitals, and healthcare delivery systems. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. We completed our initial public offering (“IPO”) in July 2013. The Trust’s common shares are listed on the New York Stock Exchange (“NYSE”) and it is included in the MSCI US REIT Index.

We have grown our consolidated portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $4.7 billion as of December 31, 2019. As of December 31, 2019, our consolidated portfolio consisted of 258 healthcare properties located in 31 states with approximately 13,695,255 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 7.4 years. As of December 31, 2019, approximately 90% of the net leasable square footage of our consolidated portfolio was either on campus with a hospital or other healthcare facility or strategically affiliated with a hospital or other healthcare provider organization.

We receive a cash rental stream from healthcare providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of December 31, 2019 are from absolute and triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides relatively predictable cash flow. We seek to structure our leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2019, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.6%
2020	2.5%
2021	4.3%
2022	4.7%
2023	4.5%
2024	6.3%
2025	7.9%
2026	26.0%
2027	9.5%
2028	9.9%
2029	4.4%
Thereafter	19.4%
Total	100.0%

(1)	“MTM” means month-to-month. This line also includes 9 leases which expired on December 31, 2019, representing 0.2% of leased square feet.

We invest in real estate that is integral to providing high quality healthcare services. Our properties are typically located on a campus with a hospital or other healthcare facilities or strategically affiliated with a hospital or other healthcare system. We believe the impact of government programs and continuing trends in the healthcare industry create attractive opportunities for us to invest in healthcare-related real estate. Our management team has significant public healthcare REIT experience and has long established relationships with physicians, hospitals, and healthcare delivery system decision makers who we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, and other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

The Trust is a Maryland real estate investment trust and has elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an umbrella partnership REIT structure in which our properties are owned by the Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of the Operating Partnership and, as of February 21, 2020, owned approximately 97.2% of the OP Units.

Our Objectives and Growth Strategy

Overview

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares.

Our primary strategy to achieve our business objective is to utilize our physician and hospital relationships nationwide to identify off-market opportunities to invest in, own, and manage a diversified portfolio of high quality healthcare properties, and to understand our tenants’ real estate strategies, which we believe will drive high retention, high occupancy, and reliable, increasing rental revenue cash flow and growth.

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with premier healthcare real estate developers. Generally, we expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on the following types of healthcare properties:

•	medical office buildings (“MOB”);

•	outpatient treatment and diagnostic facilities;

•	physician group practice clinics;

•	ambulatory surgery centers; and

•	specialty hospitals and treatment centers.

We believe that trends such as shifting consumer preferences, limited space in hospitals, the desire of patients and healthcare providers to limit non-essential services provided in a hospital setting, and cost considerations continue to drive the industry towards performing more procedures in off-campus outpatient facilities versus the hospital setting. As these trends continue, we believe that demand for medical office buildings and similar healthcare properties away from hospital settings and in convenient locations to patients will continue to rise. We intend to exploit this trend and favor off-campus properties consistent with our investment philosophy and strategies.

While not our focus, we may choose to invest opportunistically in life science facilities, senior housing properties, and skilled nursing facilities. Consistent with the Trust’s qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

In connection with our review and consideration of healthcare real estate investment opportunities, generally we take into account a variety of market considerations, including:

•
creditworthiness of the tenants, especially whether the property is anchored by a financially-sound healthcare delivery system or whether tenants have strong affiliation to a healthcare delivery system;

•	the performance of the local healthcare delivery system and its future prospects;

•	property location;

•	demand for medical office buildings and healthcare related facilities, current and future supply of competing properties, and occupancy and rental rates in the market;

•	population density and growth potential;

•	ability to achieve economies of scale with our existing medical office buildings and healthcare related facilities or anticipated investment opportunities; and

•	existing and potential competition from other healthcare real estate owners and operators.

We have maintained a conservative balance sheet while investing over $4.5 billion as of December 31, 2019 in real estate assets since our IPO in July 2013. For short-term funding purposes, we may borrow on our primary unsecured credit facility. From time to time, we replace these borrowings with long-term capital such as senior unsecured notes and equity, or alternative securities (i.e. debt convertible to equity). We may selectively utilize capital market transactions in furtherance of our investment strategy.

Business Strategy

We are focused on building and maintaining a portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers. Our investment strategy includes a focus on investments with the following key attributes:

•
We seek to invest in properties occupied by healthcare systems with dominant market share, high credit quality and those who are investing capital into their campuses. In particular, we seek to acquire off-market or selectively marketed assets with attractive demographics, economic growth, and high barriers to entry. We seek to own well occupied properties that we believe are critical to the delivery of healthcare and which are off-campus from a hospital.

•
We emphasize ensuring an appropriate and balanced mix of tenants to provide synergies within both individual buildings and the broader health system campus. Our primary tenants are healthcare systems, academic medical centers, and leading physician groups. These groups typically have strong and stable financial performance. We believe this helps ensure stability in our rental income and tenant retention over time.

•	We seek to maintain a core, critical portfolio of properties and to build our reputation as a dedicated leading MOB owner and operator.

•	We seek to maintain or increase our average rental rates, focus on actively leasing our vacant space, and reduce leasing concessions.

We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets and consider the potential for long-term relationships and repeat business when assessing acquisition potential.

We actively manage our balance sheet to maintain our investment grade credit rating, to maintain an appropriate level of leverage, and to preserve financing flexibility for funding of future acquisitions. In particular, we:

•	Seek to maintain a high level of liquidity, including borrowing availability under our unsecured revolving credit facility.

•	Maintain access to multiple sources of capital, including private debt issuances, public bond offerings, public equity offerings, unsecured bank loans, and equity from joint venture partners.

•	Periodically review our portfolio to consider the potential dispositions of lower quality properties to reinvest the proceeds into higher quality properties.

•	Closely monitor our existing debt maturities, average interest rates, and look for refinancing opportunities.

2019 Highlights and Other Recent Developments

Investment Activity

•
For the full year 2019, we completed acquisitions of 12 operating healthcare properties located in 6 states for an aggregate purchase price of approximately $128.2 million. In addition, the Company purchased a newly-constructed addition to an existing building owned by the Company in Tennessee for $4.3 million and funded $132.7 million of other investments, including real estate and construction loans, earn-out agreements, and buyouts of noncontrolling interests in existing properties owned by the Company. The Company also acquired membership interests in 2 joint ventures for approximately $64.9 million resulting in total consolidated investments of $330.1 million.

•	During 2019, we sold 6 medical office buildings located in 5 states for approximately $86.3 million and recognized a net gain of approximately $31.3 million.

Capital Markets and Dividends

•
During the fiscal year-ended December 31, 2019, we issued and sold pursuant to the 2016 ATM Program (as defined herein) 5,673,639 common shares at a weighted average price of $17.98 per share, resulting in net proceeds to us of approximately $101.0 million. During the fiscal year ended December 31, 2019, we issued and sold pursuant to the 2019 ATM Program (as defined herein) 1,617,500 common shares at a weighted average price of $18.84 per share, resulting in net proceeds to us of approximately $30.2 million. See to Note 1 (Organization and Business) to our accompanying consolidated financial statements for further detail.

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

$3.3 Trillion Healthcare Industry Projected to Grow to $6.0 Trillion (and 19.4% of U.S. GDP) by 2027

According to the U.S. Centers for Medicare & Medicaid Services (“CMS”), healthcare spending accounted for 17.7% of U.S. gross domestic product (“GDP”) in 2018. The general aging of the population, driven by the Baby Boomer generation and advances in medical technology and services which increase life expectancy, are key drivers of the growth in healthcare expenditures. The anticipated continuing increase in demand for healthcare services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained healthcare providers to find cost effective solutions for their real estate needs.

We believe the demand by healthcare providers for healthcare real estate will increase as healthcare spending in the United States continues to increase. According to the Centers for Medicare & Medicaid Services’ National Health Expenditure Projections 2018-2027, national healthcare expenditures continue to rise and are projected to grow from an estimated $3.6 trillion in 2018 to $6.0 trillion by 2027, representing an average annual rate of growth of 5.5%, reaching a projected 19.4% of GDP in 2027.

Source: Centers for Medicare & Medicaid Services, Office of the Actuary

Aging Population

The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to the U.S. Census Bureau, the U.S. population over 65 years of age is projected to more than double from 49.2 million to nearly 94.7 million, and the 85 and older population is expected to almost triple, from 6.4 million to 19.0 million, between 2016 and 2060. Also, according to the U.S. Census Bureau, the number of older Americans is growing as a percentage of the total U.S. population with the number of persons older than 65 estimated to comprise 15.2% of the total U.S. population in 2016 and projected to grow to 23.5% by 2060.

We believe that healthcare expenditures for the population over 65 years of age will continue to rise as a disproportionate share of healthcare dollars is spent on older Americans. To illustrate, in 2012 the elderly (65+ years old) represented only 14% of the population while accounting for 34% of all healthcare-related spending. We believe the older population group increasingly will require treatment and management of chronic and acute health ailments and that this increased demand for healthcare services will create a substantial need for additional medical office buildings and other facilities that serve the healthcare industry in many regions of the United States. Additionally, we believe there will likely be a focus on lowering the cost of outpatient care for the aging U.S. population, which will continue to support medical office and outpatient facility property demand in the long term. For example, beginning in 2019, CMS expanded the list of procedures that can be performed and reimbursed in outpatient surgery centers to include 12 cardiac catheterization diagnostic procedures and 5 ancillary procedures. CMS expanded this list to include an additional 20 procedures for 2020. We believe these trends will result in a substantial increase in the demand for healthcare space in our facilities and the number of properties meeting our investment criteria.

We believe advances in medical technology will continue to enable healthcare providers to identify and treat once fatal illnesses and improve the survival rate of critically ill and injured patients who will require continuing medical care in outpatient medical office buildings.

Source: U.S. Census Bureau

Affordable Care Act

The Affordable Care Act (as hereinafter defined) constituted a significant overhaul of many aspects of healthcare regulations and health insurance and created the framework for healthcare services over the near term. It required every American to have health insurance or be subjected to a tax. Those who cannot afford health insurance are offered insurance subsidies or Medicaid coverage. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. That ruling was appealed and on December 18, 2019, a panel of the United States Court of Appeals for the Fifth Circuit in New Orleans struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional. The appeals panel did not invalidate the rest of the law but sent the case back to a federal district judge in Texas to assess which of the law’s other parts should remain in force without the mandate. On January 21, 2020, the Supreme Court of the United States denied a motion to fast-track a review of the Fifth Circuit’s ruling, leaving the Affordable Care Act in place as appeals continue.

The U.S. Census Bureau estimated that approximately 50 million Americans did not have healthcare insurance in 2009, before the Affordable Care Act was enacted. The Department of Health and Human Services (“HHS”) reported that approximately 28.1 million Americans did not have health insurance in 2016. The Affordable Care Act and subsequent legislation, executive orders and events, as well as their potential impact on our business, are discussed more fully under Item 1, “Business,” under the caption “Certain Government Regulations.”

We believe an increase in the number of Americans with access to health insurance would result in an increase in physician office visits and an overall rise in healthcare utilization which in turn will drive a need for expansion of medical, outpatient, and smaller specialty hospital facilities. We also believe the increased dissemination of health research through media outlets, marketing of healthcare products, and availability of advanced screening techniques and medical procedures have contributed to a more engaged population of healthcare users and has created increased demand for customized facilities providing specialized, preventive and integrative healthcare services.

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

Clinical Care Continues to Shift to Outpatient Care

According to the American Hospital Association, many procedures traditionally performed in hospitals, such as certain types of surgery, are increasingly moving to outpatient facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals, and lower costs in the outpatient environment. This continuing shift toward delivering healthcare services in an outpatient environment rather than a traditional hospital environment increases the need for additional outpatient facilities and smaller, more specialized and efficient hospitals. Studies by the Medicare Payment Advisory Commission and others have shown that healthcare is delivered more cost effectively and with higher patient satisfaction when it is provided on an outpatient basis. Increasingly, hospital admissions are reserved for the critically ill, and less critical patients are treated on an outpatient basis with recuperation in their own homes. We believe healthcare market trends toward outpatient care will continue to push healthcare services out of larger, older, inefficient hospitals and into newer, more efficient and conveniently located outpatient facilities and smaller specialized hospitals. We believe that increased specialization within the medical field is also driving demand for medical facilities designed specifically for particular specialties and that physicians want to locate their practices in medical office space that is in or adjacent to these facilities.

Impact of BBA on Outpatient Care

Section 603 Assets: Section 603 of the Bipartisan Budget Act of 2015 (the “2015 BBA”) generally prohibits hospital outpatient departments (“HOPDs”) from charging preferential hospital outpatient department rates for Medicare patients treated in “off-campus” locations on or after January 1, 2017, potentially impacting their profitability. These preferential Medicare rates are only permitted if the hospital provides HOPD services in a building within 250 yards of the hospital’s main inpatient location. A hospital HOPD can be grandfathered by the 2015 BBA even if the location is outside the 250 yard distance. Under the statutory authority, an off-campus HOPD facility in existence as of November 2, 2015 can be “grandfathered” and can continue to be paid at the preferential HOPD rates, if, among other things, the hospital was billing HOPD services in that location on a HOPD basis as of November 2, 2015 and continues to provide those services in that location. On November 21, 2018, the Secretary issued a final rule, effective January 1, 2019, that eliminates the higher, Outpatient Prospective Payment System reimbursement rate for evaluation and management services provided by Grandfathered HOPD locations (the “Final Rule”). The Secretary, instead, will only reimburse for evaluation and management services at the lower, Medicare Physician Fee Schedule rate that new non-grandfathered off-campus HOPD locations receive. The American Hospital Association (the “AHA”) and a number of hospitals have sued the Secretary in federal court to enforce the plain meaning of Section 603 of the 2015 BBA and restore the right to Grandfathered HOPD reimbursement rates. On September 17, 2019, a federal district judge ruled in favor of the AHA. The court stated that CMS did not have the authority to lower payments for off-campus hospital-based departments that were grandfathered under the 2015 BBA. CMS challenged this ruling and requested a stay in the decision, which the court denied on October 21, 2019. “Grandfathered” hospitals providing HOPD services in our portfolio are referred to as 603 assets in our SEC reports and other public disclosures.

We own a number of assets that will continue to be reimbursed at hospital outpatient department rates, which we refer to as “603 assets” after the applicable section of the 2015 BBA. Rent derived from these 603 assets accounts for approximately 17% of our total consolidated portfolio annualized base rent as of December 31, 2019. Depending upon the implementation of the regulations, the 2015 BBA may enhance the value of these 603 assets because existing HOPDs may lose their higher reimbursements rates should they choose to change locations, thus enhancing lease renewal probabilities and rent growth.

Portfolio Summary

Please see “Item 2. Properties” for a table that summarizes our consolidated portfolio as of December 31, 2019.

Geographic Concentration

As of December 31, 2019, approximately 13.8% of our consolidated gross leasable area was derived from properties located in Texas.

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

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our healthcare properties, with our five largest tenants based upon rental revenue representing approximately $57.6 million, or 19.5%, of the annualized base rent from our consolidated properties as of December 31, 2019. No one tenant represents more than 5.7% of our total consolidated annualized base rent; however, 16.7% of our total consolidated annualized base rent as of December 31, 2019 is from tenants affiliated with CommonSpirit Health. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our business, financial position, or results of operation could be materially adversely affected if CommonSpirit Health were to experience a material adverse effect on its business, financial position, or results of operations.

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

Employees

At December 31, 2019, we had 77 full-time employees, none of whom are subject to a collective bargaining agreement. We believe that relations with our employees are positive.

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

Healthcare Legislation

Health Reform Laws. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. As of December 1, 2019, 14 states have pursued this option not to adopt the Medicaid expansion. Thirty-six states and the District of Columbia have adopted the expansion. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs.

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

In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, reduces the Affordable Care Act’s individual mandate penalty to zero beginning in 2019. The elimination of the penalties does not remove the requirement to obtain healthcare coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. That ruling was appealed and on December 18, 2019, a panel of the United States Court of Appeals for the Fifth Circuit in New Orleans struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional. The appeals panel did not invalidate the rest of the law but sent the case back to a federal district judge in Texas to assess which of the law’s other parts should remain in force without the mandate. On January 21, 2020, the Supreme Court of the United States denied a motion to fast-track a review of the Fifth Circuit’s ruling, leaving the Affordable Care Act in place as appeals continue.

It is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.

The US Department of Labor (“DOL”) issued a final rule on June 21, 2018 authorizing the creation of Association Health Plans (“AHP”). This rule was one of three components of a 2017 Executive Order to increase consumer health insurance options and also created short-term limited duration health insurance and health reimbursement arrangements. On March 28, 2019, the US District Court for the District of Columbia vacated the AHP. On April 26, 2019, the DOJ appealed that decision.
On June 24, 2019, the President signed an Executive Order on Improving Price and Quality Transparency in American Healthcare to Put Patients First. The Order was intended to increase the availability of meaningful price and quality information for patients. CMS included in its final rule for Medicare hospital outpatient payment, the requirement that hospitals make public their standard charges, along with payer-specific negotiated rates, in a consumer-friendly format. This requirement was to be effective January 1, 2020. On November 19, 2019, the AHP and other hospital groups announced their intention to sue DHHS/CMS to prevent implementation of this price transparency rule. The availability of hospital charges may give patients information to select physician office-based care rather than in the hospital.
We cannot predict the effect of the Executive Orders, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or the Texas court’s decision or any appeal thereof, the decision on the AHP rule or any appeal thereof, other state-based litigation, or whether Congress’ attempt to repeal or repeal and replace the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

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

Reimbursement

Sources of revenue for many of our tenants and operators include, among other sources, governmental healthcare programs, such as the federal Medicare program, state Medicaid programs, and non-governmental payors, such as insurance payors, managed care organizations (MCOs), health maintenance organizations (HMOs), and Accountable Care Organizations (ACOs). As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

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

Available Information

Our website address is www.docreit.com. We make available, free of charge through the Investor Relations portion of the website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC” or the “Commission”). Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. These reports and other information are also available, free of charge, at www.sec.gov.

In addition, the Trust’s Board of Trustees has established a Code of Business Conduct and Ethics that applies to our officers, including our President and Chief Executive Officer, Chief Financial Officer, trustees, and employees. The Code of Business Conduct and Ethics provides a statement of the Company’s policies and procedures for conducting business legally and ethically. A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of our website (www.docreit.com) under the tab “Corporate Information - Governance Documents.” Any amendments to or waivers from the Code of Business Conduct and Ethics will be disclosed on our website. Information contained on our website is not part of this report.

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

Our operating results depend upon our ability to maintain and increase occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, hurricanes, tornadoes, floods, the effects of climate change, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war, and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning, and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions.

As of December 31, 2019, approximately 1.9 million square feet of our gross leasable area and $45.6 million of our total consolidated annualized base rent was derived from properties located in Texas (13.8% of our gross leasable area and 15.5% of our total consolidated annualized base rent). As a result of these geographic concentrations, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

We have and may in the future make investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We have and may in the future make co-investments with third parties through partnerships, joint ventures, or other entities, acquiring noncontrolling interests in or sharing responsibility for the management of the affairs of a property, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:

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

Our portfolio of healthcare properties is leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers and our revenues are subject to the financial strength of our tenants. We cannot provide assurance that our tenants will have sufficient assets, income, and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by our tenants to do so could adversely affect our financial results. We have had tenants pay us rent late or fail to pay rent, which has adversely affected our financial results.

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2019, leases representing 2.5% and 4.3% of leased square feet at our consolidated properties will expire in 2020 and 2021, respectively, and leases representing 0.2% of leased square feet had expired as of December 31, 2019. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs, and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership, or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties, or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized spaces, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on us.

If the business, financial position or results of operations of CommonSpirit Health or one or more of our CommonSpirit Health-affiliated tenants suffer or are adversely affected, it could have a material adverse effect on our business, financial position, or results of operations.

As of December 31, 2019, tenants affiliated with CommonSpirit Health (“CommonSpirit”), represented approximately 16.7% of our total consolidated annualized base rent. Although CommonSpirit is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to a master lease agreement we have with the CommonSpirit tenants. Given this control, if CommonSpirit’s business, financial position or results of operations suffer or are adversely affected, it could adversely affect its ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CommonSpirit-affiliated tenants’ ability to pay rent to us. Additionally, if CommonSpirit’s business, financial position or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from the CommonSpirit-affiliated tenants and could cause our stock price to decline. Moreover, there can be no assurance that CommonSpirit’s subsidiaries and affiliates will have sufficient assets, income, and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of any of these subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position, or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CommonSpirit’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance, and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position, and results of operations. For these reasons, if CommonSpirit were to experience a material adverse effect on its business, financial position, or results of operations, our business, financial position, or results of operations could also be materially adversely affected.

CommonSpirit, which resulted from the merger of Dignity Health and Catholic Health Initiatives (“CHI”), may have different plans or objectives than CHI with respect to the services its physicians provide or the locations in which those services are provided. If CommonSpirit were to cause its subsidiaries or affiliates to terminate any of their leases, vacate the leased premises, or consolidate, downsize or relocate their operations from any of our premises, or if the subsidiaries and affiliates do not comply with the healthcare regulations to which the leased properties and operations are subject, we may be required to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by CommonSpirit’s subsidiaries and affiliates. In such event, we may be unable to locate suitable replacement lessees willing to pay similar rental rates or at all, which would have the effect of reducing our rental revenues and could materially adversely affect our business, financial position, or results of operations.

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

We have and may in the future make investments in development projects, which may not yield anticipated returns which could directly affect our operating results and reduce the amount of funds available for distributions.

A component of our growth strategy is exploring development opportunities, some of which may arise through strategic joint ventures. In deciding whether to make an investment in a particular development, we make certain assumptions regarding the expected future performance of that property. To the extent that we consummate development opportunities, our investment in these projects will be subject to the following risks:

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may not complete development projects on schedule or within budgeted amounts;

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

Eighty of our consolidated properties, representing approximately 44.7% of our total leasable square feet and 43.0% of our annualized revenue based on rental payments for the month ended December 31, 2019, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-lease our initial properties to tenants not affiliated with the healthcare delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property, and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates, including annual rent escalators, upon re-leasing could impede our growth. We may not be able to re-lease space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-lease our initial properties, if the rates upon such re-leasing are significantly lower than expected, or if we are required to undertake significant capital expenditures in connection with re-leasing, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

Our business is at risk from and may be impacted by cybersecurity attacks, or other significant disruptions to the Company’s information technology systems involving us or any third party property managers, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. In the past, we have experienced cybersecurity breaches, which to date have not had a material impact on our operations, but there can be no assurance that any future breach or disruption will not have a material adverse effect on our business, financial condition or operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. In addition, we rely on third party property managers to manage certain of our properties and real estate assets. We face risks associated with cybersecurity attacks or breaches affecting such third party property managers. A cybersecurity attack or a security breach at any such third party could be perceived as a cybersecurity attack or a breach of our system. Cybersecurity incidents or other disruptions could disrupt our business, compromise confidential information of ours and third parties, including our tenants, damage to our reputation, subject us to liability claims or regulatory penalties and could have an adverse effect on our business, financial condition and results of operations.

A failure to meet market expectations with respect to our business could negatively affect the market price of our common shares and thereby limit our ability to raise capital.

The availability of equity capital to us will depend, in part, upon the market price of our common shares which, in turn, will depend upon various market conditions and other factors that may change from time to time. Our failure to meet the market’s expectation with regard to future earnings and cash distributions may adversely affect the market price of our common shares and, as a result, the cost and availability of equity capital to us.

In addition, the vesting of any restricted shares granted to trustees, executive officers, and other employees under our 2013 Equity Incentive Plan, the issuance of our common shares or OP Units in connection with future property, portfolio or business acquisitions, and other issuances of our common shares, including pursuant to our 2019 ATM program, may cause dilution to our shareholders and could have an adverse effect on the per share market price of our common shares and may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

Increases in interest rates may increase our interest expense and adversely affect our cash flows, our ability to service our indebtedness and our ability to make distributions to our shareholders, and could cause our stock price to decline. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. From 2015 to 2018, the U.S. Federal Reserve raised its benchmark interest rate. While the U.S. Federal Reserve decreased its benchmark interest rate in 2019, it may raise its benchmark interest rate in the future. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

Additionally, as of December 31, 2019, we had approximately $345.6 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate. Certain indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2019 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

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

We depend upon the performance of our property managers to effectively manage certain of our properties and real estate assets. Approximately 57.7% of our total portfolio gross leasable area is managed by internal property managers, which includes single tenant properties, LTACHs, and hospitals managed by the Company. We do not control these third party property managers, and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities. The income we recognize from any properties managed by third party property managers is dependent on the ability of the property manager of such property to successfully manage the property, which such property management is not within our control. Property managers generally compete with other companies in the management of properties, with respect to the quality of care provided, reputation, physical appearance of the property, and price and location, among other attributes. A property manager’s inability to successfully compete with other companies on one or more of the foregoing aspects could adversely impact our business and results of operations. Additionally, because we do not control third party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents, or other adverse events may impact the income we recognize from properties managed by such third party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do not control third party property managers who provide property management services to us.

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

In 2012, the United States Supreme Court upheld the individual mandate of the Affordable Care Act but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allow states not to participate in the expansion (and to forego funding for the Medicaid expansion) without losing their existing Medicaid funding. While the U.S. federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay a small percentage of those additional costs. Because the U.S. federal government substantially funds the Medicaid expansion, it is unclear how many states ultimately will elect this option. As of December 1, 2019, 14 states have pursued this option not to adopt the Medicaid expansion. Thirty-six states and the District of Columbia have adopted the expansion. The participation by states in the Medicaid expansion could have the effect of increasing some of our tenants’ revenues but also could be a strain on U.S. federal government and state budgets.

In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. On December 22, 2017, the Tax Act was signed into law. The Tax Act, amongst other things, repeals the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the penalties does not remove the requirement to obtain healthcare coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. That ruling was appealed and on December 18, 2019, a panel of the United States Court of Appeals for the Fifth Circuit in New Orleans struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional. The appeals panel did not invalidate the rest of the law but sent the case back to a federal district judge in Texas to assess which of the law’s other parts should remain in force without the mandate. On January 21, 2020, the Supreme Court of the United States denied a motion to fast-track a review of the Fifth Circuit’s ruling, leaving the Affordable Care Act in place as appeals continue.

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

•
Every year, the CMS adjusts payment levels and policies for physician services through rulemaking, in compliance with statutory requirements, and other budget decisions by the Executive Branch. On November 15, 2019, CMS issued a final rule for the Medicare physician fee schedule effective for 2020. Among other things, the final rule increases payment levels during 2020 for many physician services, although payment for some procedures may be reduced based on recalculations of the practice expense component of the physician relative value units. Medicare payment for certain drugs may be reduced from 6% to 3% of the wholesale acquisition cost, if an average sales price is not available. Among other things, the final physician fee schedule rule recognizes a broader scope of Medicare coverage for opioid addiction treatment services.

•
On November 21, 2018, the Secretary issued a final rule, effective January 1, 2019, that eliminated the higher, Outpatient Prospective Payment System reimbursement rate for evaluation and management services provided by Grandfathered HOPD locations. The Secretary, instead, would only reimburse for evaluation and management services at the lower, Medicare Physician Fee Schedule rate that new non-grandfathered off-campus HOPD locations receive. The AHA and a number of hospitals sued the Secretary in federal court to enforce the plain meaning of Section 603 of the BBA and restore the right to Grandfathered HOPD reimbursement rates. On September 17, 2019, a federal district judge ruled in favor of the AHA. The court stated that CMS did not have the authority to lower payments for off-campus hospital-based departments that were grandfathered under the BBA.CMS challenged this ruling, asking for a stay, which the court denied on October 21, 2019. On November 12, 2019, CMS issued its final rule updating the hospital outpatient prospective payment system, effective 2020. In that final rule, CMS required prior authorizations for five services, intending to slow the performance of these services in the hospital outpatient setting.

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
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our shareholders.
The healthcare industry is currently experiencing, among other things:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement methods and policies;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures, and managed service organizations;

•	increased scrutiny of billing, pricing, referral, and other practices by U.S. federal and state authorities;

•	competition among healthcare providers; and

•	increased scrutiny of control over release of confidential patient medical information.

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

Sources of revenue for our tenants typically include private insurance payors, the U.S. federal Medicare program, state Medicaid programs, MCOs, HMOs, and ACOs. Healthcare providers continue to face government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers.

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

Our investments in, or originations of, mezzanine and term loans will be subject to specific risks relating to the particular property or entity obligated to repay the loan, and our loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

As of December 31, 2019, we have 13 mezzanine loans, four term loans, and two construction loans outstanding, and in the future, we may originate further loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business, and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in a subordinated position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

As of December 31, 2019, we had approximately $83.5 million of mortgage debt on individual properties and approximately $589.0 million of borrowings outstanding under our unsecured credit facility. In addition, in January 2016, August 2016, March 2017, and December 2017 we issued and sold $150.0 million, $75.0 million, $400.0 million, and $350.0 million, respectively, aggregate principal amount of senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

As of December 31, 2019, we had approximately $589.0 million of borrowings outstanding under our unsecured credit facility (including the term loan feature of our unsecured credit facility). During 2016 and 2017, we issued an aggregate of $975.0 million of debt. In January 2018, we issued 104,172 Series A Preferred Units of the Operating Partnership (“Series A Preferred Units”). All of these items are senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share market price of our common shares.

As of December 31, 2019, there were approximately $589.0 million of borrowings outstanding under our unsecured credit facility (including the term loan feature of our unsecured credit facility). During 2016 and 2017, we issued $975.0 million of aggregate principal amount of senior notes. In January 2018, we issued 104,172 Series A Preferred Units. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing the Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Our preferred shares would have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share market price of our common shares and dilute their interest in us.

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

As of December 31, 2019, our indebtedness represented approximately 34% of our gross assets. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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

Our credit rating and the credit ratings assigned to our debt securities could change based upon, among other things, our financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of February 21, 2020, the Trust owned approximately 97.2% of the OP Units and apart from this ownership interest, the Trust does not have any independent operations. As a result, the Trust relies upon distributions from the Operating Partnership to pay any distributions that the Trust might declare on the Trust’s common shares. We also rely upon distributions from the Operating Partnership to the Trust to meet our obligations, including tax liability on taxable income allocated to the Trust from the Operating Partnership (which might make distributions to the Trust not equal to the tax on such allocated taxable income). Shareholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of bankruptcy, liquidation or reorganization of the Trust, claims of the Trust’s shareholders will be satisfied only after all of the Trust’s and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Thomas, our President and Chief Executive Officer; Mr. Theiler, our Executive Vice President and Chief Financial Officer; Mr. Taylor, our Executive Vice President – Investments; Mr. Lucey, our Chief Accounting and Administrative Officer; Mr. Theine, our Executive Vice President of Asset and Investment Management; Mr. Page, our Senior Vice President and General Counsel; Mr. Klein, our Senior Vice President – Investments and Deputy Chief Investment Officer; and Ms. Becker, our Senior Vice President – Controller. We do not maintain key person life insurance on any of our officers. Our ability to continue to acquire and develop healthcare properties depends upon the significant relationships that our senior management team has developed over many years.

Although the Trust has entered into employment agreements with Messrs. Thomas, Theiler, Taylor, Lucey, Theine, Page, Klein, and Ms. Becker we cannot provide any assurance that any of them will remain employed by the Trust. Our ability to retain our senior management team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (“TRS”), and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. Further, debt instruments that do not otherwise qualify as real estate assets (because they are not secured by interests in real property or in certain entities that directly or indirectly own real property or because they are not issued by other publicly offered REITs) will generally not be treated as “securities” for purposes of the asset test, but no more than 25% of the value of our total assets may be represented by such debt instruments. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property other than “foreclosure property,” held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through any TRS that we may form, which would be subject to federal and state income taxation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our consolidated properties are located and provides certain information regarding our consolidated portfolio’s geographic diversification/concentration as of December 31, 2019:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	8	332,162	2.4%	$7,991	2.7%
Arizona	13	733,791	5.4%	15,568	5.3%
Arkansas	7	269,800	2.0%	4,451	1.5%
California	5	93,011	0.7%	2,097	0.7%
Colorado	5	129,620	0.9%	2,880	1.0%
Connecticut	2	100,930	0.7%	2,645	0.9%
Florida	20	380,533	2.8%	10,174	3.5%
Georgia	8	1,065,508	7.8%	25,658	8.7%
Illinois	3	139,450	1.0%	2,827	1.0%
Indiana	23	1,092,163	8.0%	21,372	7.3%
Kentucky	12	979,376	7.2%	16,847	5.7%
Louisiana	3	150,777	1.1%	6,186	2.1%
Maine	1	44,677	0.3%	1,282	0.4%
Maryland	3	166,594	1.2%	4,010	1.4%
Michigan	6	250,456	1.8%	6,414	2.2%
Minnesota	19	810,301	5.9%	17,520	6.0%
Mississippi	2	97,294	0.7%	2,403	0.8%
Missouri	2	69,184	0.5%	1,873	0.6%
Montana	3	185,085	1.4%	5,421	1.8%
Nebraska	13	982,738	7.2%	18,052	6.1%
New Mexico	2	53,029	0.4%	1,432	0.5%
New York	13	613,520	4.5%	14,260	4.9%
North Dakota	8	434,215	3.2%	8,057	2.7%
Ohio	12	650,319	4.7%	13,692	4.7%
Oklahoma	1	52,000	0.4%	529	0.2%
Pennsylvania	11	403,811	2.9%	5,494	1.9%
Tennessee	8	706,805	5.2%	12,714	4.3%
Texas	29	1,890,267	13.8%	45,602	15.5%
Virginia	1	72,255	0.5%	1,836	0.6%
Washington	9	539,698	3.9%	9,670	3.3%
Wisconsin (3)	6	205,886	1.5%	4,581	1.7%
Total	258	13,695,255	100.0%	$293,538	100.0%

(1)	“GLA” means gross leasable area.

(2)	Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2019, by (b) 12.

(3)	Excludes leases related to the Company’s 108,843 square foot corporate office building.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our consolidated properties owned as of December 31, 2019, for the periods indicated:

Expiration (1)	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (2)
2020	103	327,999	2.4%	$6,991	2.4%	$21.31
2021	145	560,762	4.1%	12,206	4.2%	21.77
2022	111	615,052	4.5%	14,608	5.0%	23.75
2023	111	592,822	4.3%	13,785	4.7%	23.25
2024	98	827,496	6.0%	18,402	6.3%	22.24
2025	149	1,043,501	7.6%	24,384	8.3%	23.37
2026	123	3,417,652	25.0%	71,064	24.2%	20.79
2027	74	1,253,220	9.2%	26,740	9.1%	21.34
2028	63	1,307,598	9.5%	29,224	10.0%	22.35
2029	34	580,833	4.2%	15,146	5.2%	26.08
Thereafter	73	2,534,467	18.6%	59,469	20.0%	23.46
Month to month (3)	41	85,106	0.6%	1,519	0.6%	17.84
Vacant	—	548,747	4.0%	—	—	—
Total / Weighted average	1,125	13,695,255	100.0%	$293,538	100.0%	$22.33

(1)	Excludes leases related to the Company’s 108,843 square foot corporate office building.

(2)	Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2019 by (b) square footage under executed leases as of December 31, 2019.

(3)	Includes 9 leases which expired on December 31, 2019, representing 0.2% of portfolio leasable square feet.

Tenants

As of December 31, 2019, our consolidated properties were approximately 96% leased. No single tenant accounted for more than 5.7% of our total annualized base rent or 5.6% of total base revenue as of December 31, 2019; however, 16.7% of our total annualized base rent as of December 31, 2019 were from tenants affiliated with CommonSpirit.

The following table sets forth certain information about the 10 largest tenants in our consolidated portfolio based on total annualized base rent as of December 31, 2019:

Tenant	# of Properties	Leased GLA	% Leased GLA	Annualized Base Rent (thousands)	% of Portfolio Annualized Base Rent
CommonSpirit - CHI - Nebraska	13	899,129	6.8%	$16,809	5.7%
Northside Hospital	7	612,439	4.7%	13,576	4.6%
UofL Health - Louisville, Inc.	9	596,021	4.5%	11,859	4.0%
Baylor Scott and White Health	2	268,639	2.0%	7,770	2.6%
US Oncology	8	285,362	2.2%	7,563	2.6%
Ascension - St. Vincent's - Indianapolis	4	357,110	2.7%	7,437	2.5%
CommonSpirit - CHI - St. Alexius (ND)	7	362,284	2.8%	6,551	2.2%
HonorHealth	6	243,500	1.9%	6,032	2.1%
Great Falls Clinic	3	185,085	1.4%	5,421	1.9%
CommonSpirit - CHI - Franciscan	7	280,907	2.1%	5,146	1.8%
Total	66	4,090,476	31.1%	$88,164	30.0%

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

Ground Leases

We lease the land upon which 80 of our consolidated properties are built, representing approximately 44.7% of our total leasable square feet and 43.0% of our annualized base revenue as of December 31, 2019. The ground leases subject these properties to certain restrictions. These restrictions may limit our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land. Restrictions may also include rights of first offer and refusal with respect to sales of the properties and may limit the types of medical procedures that may be performed at the facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Physicians Realty Trust

The Trust’s common shares are traded on the NYSE under the symbol “DOC.” As of February 21, 2020, the Trust had 349 registered shareholders of record of the Trust’s common shares.

It has been the Trust’s policy to declare quarterly dividends to its shareholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Trustees.

Physicians Realty L.P.

There is no established public market for the Operating Partnership’s OP Units or Series A Preferred Units. As of February 21, 2020, there were no holders of record and 202,807,695 OP Units outstanding, 197,260,251 of which were held by the Trust. As of February 21, 2020, there were an additional 116,110 Series A Preferred Units outstanding.

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

The graph below compares the cumulative total return of our common shares, the Standard & Poor’s 500, and the MSCI US REIT Index (RMS), from the date of our listing on the NYSE on July 19, 2013 through December 31, 2019. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we joined the MSCI US REIT Index in November 2014 and therefore we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	7/19/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Physicians Realty Trust	$100.00	$112.34	$156.36	$167.72	$197.82	$196.89	$185.68	$234.20
Standard & Poor’s 500	$100.00	$110.29	$125.39	$127.13	$142.33	$173.40	$165.80	$218.01
MSCI US REIT (RMS)	$100.00	$91.97	$119.56	$122.57	$133.11	$139.86	$133.47	$167.96

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended December 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	744,544	(1)	$17.61	N/A	N/A
November 1, 2019 - November 30, 2019	—		—	N/A	N/A
December 1, 2019 - December 31, 2019	—		—	N/A	N/A
Total	744,544		$17.61	—	—

(1)	Represents OP Units redeemed by holders in exchange for common shares of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the discussion under the caption Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in this report.

Physicians Realty Trust

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data
Revenues:
Rental revenues	$303,264	$313,006	$259,673	$186,301	$103,974
Expense recoveries	101,115	97,989	75,425	45,875	21,587
Interest income on real estate loans and other	10,902	11,556	8,486	8,858	3,880
Total revenues	415,281	422,551	343,584	241,034	129,441
Expenses:
Interest expense	65,022	66,183	47,008	23,864	10,636
General and administrative	33,099	28,816	22,957	18,397	14,908
Operating expenses	124,819	122,620	97,035	65,999	31,026
Depreciation and amortization	146,436	158,389	125,159	86,589	45,471
Acquisition expenses	—	—	16,744	14,778	14,893
Impairment loss	—	—	965	—	—
Total expenses	369,376	376,008	309,868	209,627	116,934
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net	45,905	46,543	33,716	31,407	12,507
Equity in (loss) income of unconsolidated entities	(28)	114	183	115	104
Gain on sale of investment properties, net	31,309	11,664	5,874	—	130
Net income	77,186	58,321	39,773	31,522	12,741
Net income attributable to noncontrolling interests:
Operating Partnership	(2,155)	(1,576)	(1,136)	(825)	(576)
Partially owned properties (1)	(548)	(515)	(491)	(716)	(377)
Net income attributable to controlling interest	74,483	56,230	38,146	29,981	11,788
Preferred distributions	(1,209)	(1,340)	(731)	(1,857)	(1,189)
Net income attributable to common shareholders	$73,274	$54,890	$37,415	$28,124	$10,599
Net income per share:
Basic	$0.39	$0.30	$0.23	$0.22	$0.15
Diluted	$0.39	$0.30	$0.23	$0.22	$0.15
Dividends and distributions declared per common share and OP Unit	$0.920	$0.920	$0.915	$0.900	$0.900

Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$4,201,312	$3,970,033	$4,045,388	$2,767,624	$1,579,483
Cash and cash equivalents	2,355	19,161	2,727	15,491	3,143
Tenant receivables, net	7,972	8,881	9,966	9,790	2,977
Other assets	134,942	144,759	106,302	95,187	53,283
Total assets	$4,346,581	$4,142,834	$4,164,383	$2,888,092	$1,638,886
Liabilities and Equity:
Credit facility	$583,323	$457,388	$324,394	$643,742	$389,375
Notes payable	967,789	966,961	966,603	224,330	—
Mortgage debt	83,341	108,504	186,471	123,083	94,240
Accounts payable	6,348	3,886	11,023	4,423	644
Distributions and distributions payable	46,272	43,821	43,804	32,179	20,783
Accrued expenses and other liabilities	81,238	76,282	56,405	42,287	24,473
Lease liabilities	63,290	—	—	—	—
Acquired lease intangible, net	6,096	13,585	15,702	9,253	5,950
Total liabilities	1,837,697	1,670,427	1,604,402	1,079,297	535,465
Redeemable noncontrolling interest – Series A Preferred Units (2019, 2018, 2016, and 2015) and partially owned properties	27,900	24,747	12,347	26,477	26,960
Total shareholders’ equity	2,408,948	2,379,505	2,473,172	1,738,451	1,021,132
Total noncontrolling interests	72,036	68,155	74,462	43,867	55,329
Total liabilities and equity	$4,346,581	$4,142,834	$4,164,383	$2,888,092	$1,638,886

(1)	Includes amounts attributable to redeemable noncontrolling interests for the years ended December 31, 2019, 2018, 2017, and 2016. No such adjustment was required for the year ended December 31, 2015.

Physicians Realty L.P.

	Year Ended December 31,
(in thousands, except per unit data)	2019	2018	2017	2016	2015
Statement of Operations Data
Revenues:
Rental revenues	$303,264	$313,006	$259,673	$186,301	$103,974
Expense recoveries	101,115	97,989	75,425	45,875	21,587
Interest income on real estate loans and other	10,902	11,556	8,486	8,858	3,880
Total revenues	415,281	422,551	343,584	241,034	129,441
Expenses:
Interest expense	65,022	66,183	47,008	23,864	10,636
General and administrative	33,099	28,816	22,957	18,397	14,908
Operating expenses	124,819	122,620	97,035	65,999	31,026
Depreciation and amortization	146,436	158,389	125,159	86,589	45,471
Acquisition expenses	—	—	16,744	14,778	14,893
Impairment loss	—	—	965	—	—
Total expenses	369,376	376,008	309,868	209,627	116,934
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net	45,905	46,543	33,716	31,407	12,507
Equity in (loss) income of unconsolidated entities	(28)	114	183	115	104
Gain on sale of investment properties, net	31,309	11,664	5,874	—	130
Net income	77,186	58,321	39,773	31,522	12,741
Net income attributable to noncontrolling interests:
Partially owned properties (1)	(548)	(515)	(491)	(716)	(377)
Net income attributable to controlling interest	76,638	57,806	39,282	30,806	12,364
Preferred distributions	(1,209)	(1,340)	(731)	(1,857)	(1,189)
Net income attributable to common unitholders	$75,429	$56,466	$38,551	$28,949	$11,175
Net income per unit:
Basic	$0.39	$0.30	$0.23	$0.22	$0.15
Diluted	$0.39	$0.30	$0.23	$0.22	$0.15
Dividends and distributions declared per common unit	$0.920	$0.920	$0.915	$0.900	$0.900

Balance Sheet Data (as of end of period):
Assets:
Net real estate investments	$4,201,312	$3,970,033	$4,045,388	$2,767,624	$1,579,483
Cash and cash equivalents	2,355	19,161	2,727	15,491	3,143
Tenant receivables, net	7,972	8,881	9,966	9,790	2,977
Other assets	134,942	144,759	106,302	95,187	53,283
Total assets	$4,346,581	$4,142,834	$4,164,383	$2,888,092	$1,638,886
Liabilities and Capital:
Credit facility	$583,323	$457,388	$324,394	$643,742	$389,375
Notes payable	967,789	966,961	966,603	224,330	—
Mortgage debt	83,341	108,504	186,471	123,083	94,240
Accounts payable	6,348	3,886	11,023	4,423	644
Distributions payable	46,272	43,821	43,804	32,179	20,783
Accrued expenses and other liabilities	81,238	76,282	56,405	42,287	24,473
Lease liabilities	63,290	—	—	—	—
Acquired lease intangible, net	6,096	13,585	15,702	9,253	5,950
Total liabilities	1,837,697	1,670,427	1,604,402	1,079,297	535,465
Redeemable noncontrolling interest – Series A Preferred Units (2019, 2018, 2016, and 2015) and partially owned properties	27,900	24,747	12,347	26,477	26,960
Total partners’ capital	2,480,645	2,446,982	2,547,016	1,781,593	1,066,583
Noncontrolling interest - partially owned properties	339	678	618	725	9,878
Total liabilities and capital	$4,346,581	$4,142,834	$4,164,383	$2,888,092	$1,638,886

(1)	Includes amounts attributable to redeemable noncontrolling interests for the years ended December 31, 2019, 2018, 2017, and 2016. No such adjustment was required for the year ended December 31, 2015.

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

We have grown our consolidated portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.7 billion as of December 31, 2019. During 2020, we look for continued growth with the potential for selective dispositions, a continued focus on operating performance, and diligent deployment of capital in the market.

As of December 31, 2019, our consolidated portfolio consisted of 258 healthcare properties located in 31 states with approximately 13,695,255 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 7.4 years. As of December 31, 2019, approximately 90% of the net leasable square footage of our consolidated portfolio was either on campus with a hospital or other healthcare facility or strategically affiliated with a hospital or other healthcare facility.

As of December 31, 2019, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.6%
2020	2.5%
2021	4.3%
2022	4.7%
2023	4.5%
2024	6.3%
2025	7.9%
2026	26.0%
2027	9.5%
2028	9.9%
2029	4.4%
Thereafter	19.4%
Total	100.0%

(1)	Includes 9 leases which expired on December 31, 2019, representing 0.2% of portfolio occupied leasable square feet.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of December 31, 2019 are from absolute and triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.

Approximately 5% of the annualized base rent payments from our properties as of December 31, 2019 are from modified gross leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

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

We believe that trends such as shifting consumer preferences, limited space in hospitals, the desire of patients and healthcare providers to limit non-essential services provided in a hospital setting, and cost considerations, continue to drive the industry towards performing more procedures in off-campus outpatient facilities versus the hospital setting. As these trends continue, we believe that demand for medical office buildings and similar healthcare properties away from hospital settings and in convenient locations to patients will continue to rise. We intend to exploit this trend and seek off-campus properties consistent with our investment philosophy and strategies.

While not our focus, we may choose to invest opportunistically in life science facilities, senior housing properties, and skilled nursing facilities. Consistent with our qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners, structured to comply with RIDEA.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of December 31, 2019, owned approximately 97.1% of the OP Units. As of February 21, 2020, we have 197,038,668 common shares outstanding.

2019 Investment Activity

During 2019, we completed acquisitions of 12 operating healthcare properties located in six states for an aggregate purchase price of approximately $128.2 million. In addition, the Company purchased a newly-constructed addition to an existing building owned by the Company in Tennessee for $4.3 million and funded $132.7 million of other investments, including real estate and construction loans, earn-out agreements, and buyouts of noncontrolling interests in existing properties owned by the Company. The Company also acquired membership interests in two joint ventures for approximately $64.9 million resulting in total consolidated investments of $330.1 million.

During 2019, we sold six medical office buildings located in five states for approximately $86.3 million and recognized a net gain of approximately $31.3 million.

Recent Developments

On December 20, 2019, the Trust’s Board of Trustees authorized and we declared a cash distribution of $0.23 per common share and OP Unit for the quarterly period ended December 31, 2019. The distribution was paid on January 17, 2020 to common shareholders and OP Unit holders of record as of the close of business on January 3, 2020.

2020 Investment Activity

Since December 31, 2019, the Company has paid off two mortgages totaling $23.5 million.

Results of Operations

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018.

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018	Change	%
Revenues:
Rental revenues	$303,264	$313,006	$(9,742)	(3.1)
Expense recoveries	101,115	97,989	3,126	3.2
Interest income on real estate loans and other	10,902	11,556	(654)	(5.7)
Total revenues	415,281	422,551	(7,270)	(1.7)
Expenses:
Interest expense	65,022	66,183	(1,161)	(1.8)
General and administrative	33,099	28,816	4,283	14.9
Operating expenses	124,819	122,620	2,199	1.8
Depreciation and amortization	146,436	158,389	(11,953)	(7.5)
Total expenses	369,376	376,008	(6,632)	(1.8)
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	45,905	46,543	(638)	(1.4)
Equity in (loss) income of unconsolidated entities	(28)	114	(142)	(124.6)
Gain on sale of investment properties, net	31,309	11,664	19,645	168.4
Net income	$77,186	$58,321	$18,865	32.3

Revenues

Total revenues decreased $7.3 million, or 1.7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. An analysis of selected revenues follows.

Rental revenues. Rental revenues decreased $9.7 million, or 3.1%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The change in rental revenues primarily resulted from our 2019 and 2018 dispositions which produced an $11.6 million decrease in rental revenues. An additional decrease of $6.6 million resulted from our net write-offs of straight-line rent receivables and tenant receivables during 2019 at three LifeCare properties and the Foundation El Paso Surgical Hospital. These decreases were partially offset by increases of $3.3 million and $5.7 million from our 2019 and 2018 acquisitions, respectively.

Expense recoveries. Expense recoveries increased $3.1 million, or 3.2%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in expense recoveries primarily resulted from our 2019 and 2018 acquisitions which resulted in additional expense recoveries of $0.6 million and $2.6 million, respectively. Expense recoveries also increased $2.6 million resulting from our existing portfolio of properties. These increases were partially offset by a decrease of $2.7 million associated with our properties sold during 2019 and 2018.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $0.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease is the result of a $2.2 million lease termination settlement and $0.3 million bankruptcy settlement during 2018. Interest income on real estate loans and other also decreased $0.3 million from interest income on deposit accounts and other. This is offset by an increase of $2.2 million in income attributable to the Company’s outstanding real estate loan receivables.

Expenses

Total expenses decreased by $6.6 million, or 1.8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $1.2 million, or 1.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in interest expense is mainly attributable to mortgage payoffs, which decreased interest expense by $2.5 million. This was partially offset by an increase of $1.3 million due to borrowings on our credit facility.

General and administrative. General and administrative expenses increased $4.3 million, or 14.9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is mainly attributable to increased salaries and benefits of $2.8 million, which includes an increase attributed to non-cash compensation of $2.3 million. General and administrative expenses further increased as a result of increased professional fees of $1.0 million and travel of $0.2 million.

Operating expenses. Operating expenses increased $2.2 million, or 1.8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is primarily due to our 2019 and 2018 property acquisitions which resulted in additional operating expenses of $0.9 million and $3.0 million, respectively. In addition, there was an increase of $2.1 million from operating expenses associated with our existing portfolio of properties. These increases were partially offset by a decrease of $3.7 million associated with our properties sold during 2019 and 2018.

Depreciation and amortization. Depreciation and amortization decreased $12.0 million, or 7.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease is primarily due to the 2018 in-place lease amortization from the termination of leases located in Kennewick, Washington and El Paso, Texas for $6.6 million and $1.9 million, respectively. In addition, depreciation and amortization also decreased by $4.6 million as a result of our properties sold during 2019 and 2018, and $3.0 million from our existing portfolio of properties. These decreases were partially offset by an increase of $4.2 million from properties acquired in 2019 and 2018.

Equity in income of unconsolidated entities. The change in equity in income of unconsolidated entities for the year ended December 31, 2019 compared to the year ended December 31, 2018 is not significant.

Gain on sale of investment properties, net. During the year ended December 31, 2019 we sold 6 properties located in 5 states for approximately $86.3 million, realizing a net gain of $31.3 million. During the year ended December 31, 2018 we sold 34 properties in 9 states for approximately $220.4 million, realizing a net gain of $11.7 million.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017.

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017	Change	%
Revenues:
Rental revenues	$313,006	$259,673	$53,333	20.5
Expense recoveries	97,989	75,425	22,564	29.9
Interest income on real estate loans and other	11,556	8,486	3,070	36.2
Total revenues	422,551	343,584	78,967	23.0
Expenses:
Interest expense	66,183	47,008	19,175	40.8
General and administrative	28,816	22,957	5,859	25.5
Operating expenses	122,620	97,035	25,585	26.4
Depreciation and amortization	158,389	125,159	33,230	26.6
Acquisition expenses	—	16,744	(16,744)	(100.0)
Impairment loss	—	965	(965)	NM
Total expenses	376,008	309,868	66,140	21.3
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	46,543	33,716	12,827	38.0
Equity in income of unconsolidated entities	114	183	(69)	(37.7)
Gain on sale of investment properties, net	11,664	5,874	5,790	NM
Net income	$58,321	$39,773	$18,548	46.6
NM = Not Meaningful

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

Depreciation and amortization. Depreciation and amortization increased $33.2 million, or 26.6%, from $125.2 million during the year ended December 31, 2017 to $158.4 million during the year ended December 31, 2018. Our 2018 and 2017 property acquisitions resulted in additional depreciation and amortization of $5.9 million and $27.5 million, respectively. The termination of a lease located at the Kennewick MOB increased in-place lease intangible amortization by $6.6 million and was partially offset by a reduction in depreciation and amortization of $6.5 million associated with our properties sold during 2018 and 2017.

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

Equity in income of unconsolidated entities. The change in equity in income of unconsolidated entity for the year ended December 31, 2017 compared to the year ended December 31, 2018 is not significant.

Gain on sale of investment properties, net. During the year ended December 31, 2018 we sold 34 properties located in 9 states for approximately $220.4 million, realizing a net gain of $11.7 million. During the year ended December 31, 2017 we sold 5 properties in 2 states for approximately $20.7 million, realizing a net gain of $5.9 million.

Cash Flows

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018 (in thousands).

	2019	2018
Cash provided by operating activities	$201,177	$208,694
Cash used in investing activities	(255,308)	(77,183)
Cash provided by (used in) financing activities	37,325	(115,077)
(Decrease) increase in cash and cash equivalents	$(16,806)	$16,434

Cash flows from operating activities. Cash flows provided by operating activities were $201.2 million during the year ended December 31, 2019 compared to $208.7 million during the year ended December 31, 2018, representing a decrease of

$7.5 million. This change is primarily attributable to the decrease in operating cash flows resulting from our 2019 and 2018 dispositions.

Cash flows from investing activities. Cash flows used in investing activities was $255.3 million during the year ended December 31, 2019 compared to cash flows used in investing activities of $77.2 million during the year ended December 31, 2018, representing a change of $178.1 million. The increase in cash flows used in investing activities was primarily attributable to a $196.3 million decrease in proceeds provided by properties sold in 2019 compared to 2018. An additional, $89.0 million was used on real estate loans issuances in 2019 compared to 2018. These investing activities were partially offset by a $102.9 million decrease in acquisition and equity investment activity over the prior year.

Cash flows from financing activities. Cash flows provided by financing activities was $37.3 million during the year ended December 31, 2019 compared to cash flows used in financing activities of $115.1 million during the year ended December 31, 2018, representing a change of $152.4 million. The change in activity was primarily attributable to sales of our common shares pursuant to the ATM Programs, resulting in additional net proceeds of $120.9 million in 2019. Additionally, proceeds from our credit facility borrowings increased by $32.0 million in 2019.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017 (in thousands).

	2018	2017
Net cash provided by operating activities	$208,694	$180,471
Net cash used in investing activities	(77,183)	(1,302,638)
Net cash (used in) provided by financing activities	(115,077)	1,109,403
Increase (decrease) in cash and cash equivalents	$16,434	$(12,764)

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

Non-GAAP Financial Measures

This report includes Funds From Operations (FFO), Normalized FFO, Normalized Funds Available For Distribution (FAD), Net Operating Income (NOI), and Cash NOI, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

FFO and Normalized FFO

We believe that information regarding FFO is helpful to shareholders and potential investors because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defines FFO as net income or loss (computed in accordance with GAAP) before noncontrolling interests of holders of OP units, excluding preferred distributions, gains (or losses) on sales of depreciable operating property, impairment write-downs on depreciable assets, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs). Our FFO computation includes our share of required adjustments from our unconsolidated joint ventures and may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with Nareit definition or that interpret the Nareit definition differently than we do. The GAAP measure that we believe to be most directly comparable to FFO, net income, includes depreciation and amortization expenses, gains or losses on property sales, impairments, and noncontrolling interests. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from the operations of our properties. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (determined in accordance with GAAP) as presented in our financial statements. FFO does not represent cash generated from operating activities in accordance with GAAP, should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to make cash distributions to shareholders.

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acquisition expense, acceleration of deferred financing costs, change in fair value of contingent consideration, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income	$77,186	$58,321	$39,773
Earnings per share - diluted	$0.39	$0.30	$0.23

Net income	$77,186	$58,321	$39,773
Net income attributable to noncontrolling interests - partially owned properties	(548)	(515)	(491)
Preferred distributions	(1,209)	(1,340)	(731)
Depreciation and amortization expense	146,072	158,163	125,022
Depreciation and amortization expense - partially owned properties	(282)	(336)	(531)
Gain on sale of investment properties, net	(31,309)	(11,664)	(5,874)
Impairment loss	—	—	965
Proportionate share of unconsolidated joint venture adjustments	715	—	—
FFO applicable to common shares and OP Units	$190,625	$202,629	$158,133
FFO per common share and OP Unit	$0.99	$1.08	$0.94
Net change in fair value of derivative	1	(6)	150
Acquisition expenses	—	—	16,744
Net change in fair value of contingent consideration	(37)	(50)	(472)
Normalized FFO applicable to common shares and OP Units	$190,589	$202,573	$174,555
Normalized FFO per common share and OP Unit	$0.99	$1.08	$1.04

Weighted average number of common shares and OP Units outstanding	191,626,320	187,526,762	168,231,299

Normalized FAD

We define Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash share compensation expense, straight-line rent adjustments, amortization of acquired above- or below-market leases and assumed debt, amortization of lease inducements, amortization of deferred financing costs, recurring capital expenditures related to tenant improvements and leasing commissions, and cash payments from seller master leases and rent abatement payments, including our share of all required adjustments from unconsolidated joint ventures. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$77,186	$58,321	$39,773
Normalized FFO applicable to common shares and OP Units	$190,589	$202,573	$174,555

Normalized FFO applicable to common shares and OP Units	$190,589	$202,573	$174,555
Non-cash share compensation expense	10,115	8,681	5,073
Straight-line rent adjustments	(9,986)	(21,860)	(16,202)
Amortization of acquired above/below-market leases/assumed debt	3,485	3,287	3,596
Amortization of lease inducements	1,312	1,310	1,309
Amortization of deferred financing costs	2,416	2,428	2,299
TI/LC and recurring capital expenditures	(19,544)	(19,779)	(15,319)
Seller master lease and rent abatement payments	—	229	973
Proportionate share of unconsolidated joint venture adjustments	(36)	—	—
Normalized FAD applicable to common shares and OP Units	$178,351	$176,869	$156,284

NOI and Cash NOI

NOI is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties and other investments before general and administrative expenses, acquisition-related expenses, depreciation and amortization expense, interest expense, net change in the fair value of derivative financial instruments, gain or loss on the sale of investment properties, and impairment losses, including our share of all required adjustments from our unconsolidated joint ventures. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above and below market leases, and other non-cash and normalizing items, including our share of all required adjustments from unconsolidated joint ventures. Other non-cash and normalizing items include items such as the amortization of lease inducements, payments received from seller master leases and rent abatements, and changes in fair value of contingent consideration. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. Our use of the term Cash NOI may not be comparable to that of other real estate companies as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$77,186	$58,321	$39,773
General and administrative	33,099	28,816	22,957
Acquisition expenses	—	—	16,744
Depreciation and amortization	146,436	158,389	125,159
Interest expense	65,022	66,183	47,008
Net change in the fair value of derivative	1	(6)	150
Gain on sale of investment properties, net	(31,309)	(11,664)	(5,874)
Impairment loss	—	—	965
Proportionate share of unconsolidated joint venture adjustments	1,048	—	—
NOI	$291,483	$300,039	$246,882

NOI	$291,483	$300,039	$246,882
Straight-line rent adjustments	(9,986)	(21,860)	(16,202)
Amortization of acquired above/below-market leases/assumed debt	3,547	3,287	3,596
Amortization of lease inducements	1,312	1,310	1,309
Seller master lease and rent abatement payments	—	229	973
Change in fair value of contingent consideration	(37)	(50)	(472)
Proportionate share of unconsolidated joint venture adjustments	(36)	—	—
Cash NOI	$286,283	$282,955	$236,086

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

As of December 31, 2019, we had a total of $2.4 million of cash and cash equivalents and $502.5 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

As of December 31, 2019, the Company had $339.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $8.5 million with no outstanding balance as of December 31, 2019. As defined by the Credit Agreement, $502.5 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of December 31, 2019, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

ATM Programs

During the fiscal year-ended December 31, 2019, we issued and sold pursuant to the 2016 ATM Program 5,673,639 common shares at a weighted average price of $17.98 per share, resulting in net proceeds to us of approximately $101.0 million. During the fiscal year ended December 31, 2019, we issued and sold pursuant to the 2019 ATM Program 1,617,500 common shares at a weighted average price of $18.84 per share, resulting in net proceeds to us of approximately $30.2 million. As of February 21, 2020, we have $332.2 million remaining available under the 2019 ATM Program. See to Note 1 (Organization and Business) to our accompanying consolidated financial statements for further detail.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of December 31, 2019, the Company had issued 106,155 common shares under the DRIP since its inception.

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

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria are based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the consolidated statements of income as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators, adjustments relating to amortization of lease inducements and above/below-market leases, and rent abatements. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets.

Effective January 1, 2019, we adopted ASC 842, Leases, which requires operating leases, in which we are a lessee, to be included in right-of-use lease assets, net on our consolidated balance sheets, which represents our right to use the underlying asset for the lease term. Our obligation to make the lease payments is included in lease liabilities on our consolidated balance sheets. Our leases include both fixed and variable rental payments and may also include renewal options.

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

Real Estate Investment Properties and Identified Intangible Assets

We are required to make subjective assessments of the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. Real estate investment properties and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Medical office buildings are depreciated over their estimated useful lives, ranging up to 40 years, using the straight-line method. Tenant improvements and in-place leases are amortized over the lease life of the in-place leases or the tenant’s respective lease term. Cost of maintenance and repairs are charged to expense when incurred.

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC Topic 360, Property, Plant & Equipment (“ASC 360”), to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful life should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investment will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investment and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, occupancy rates, lease rates, and capitalization rates that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recorded. Long-lived assets classified as held-for-sale are recorded at the lower of carrying value or fair value less estimated costs to sell.

Revenue

We recognize rental revenues in accordance with ASC 842, Leases. ASC 842 requires that rental revenue and adjustments relating to lease inducements and above- and below-market leases, be recognized on a straight-line basis over the term of the lease when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due are included in other assets on the consolidated balance sheets. If the Company determines that collectability of straight-line rents is not probable, rental revenue is limited to the lease payments collected from the lessee, including any variable lease payments.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we have investments in two unconsolidated joint ventures with ownership interests of 49% and 12.3%. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $679.0 million (of which our proportionate share is approximately $97.1 million). See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2019:

		By Period (in thousands)
	Total	Less than 1 Year	2021-2022	2023-2024	2025 and Thereafter
Principal (1)	$1,647,478	$25,478	$368,121	$289,677	$964,202
Interest – fixed rate debt (1)	351,187	49,374	97,506	85,666	118,641
Interest – variable rate debt (1)	22,839	7,941	13,903	423	572
Tenant improvements (1)	45,924	10,534	10,406	9,048	15,936
Ground leases and other operating leases (1)	156,925	3,130	6,203	6,106	141,486
Total	$2,224,353	$96,457	$496,139	$390,920	$1,240,837

(1)	Obligations shown represent 100% of debt service and do not reflect joint venture interests.

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

Fixed Interest Rate Debt

As of December 31, 2019, our consolidated fixed interest rate debt totaled $1.1 billion, which represented 63.8% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of December 31, 2019 of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 79.0% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of December 31, 2019, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.08 billion and $1.05 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2019. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of December 31, 2019, our consolidated variable interest rate debt totaled $595.6 million, which represented 36.2% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 21.0% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $345.6 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of December 31, 2019 would change by approximately $3.5 million annually.

Derivative Instruments

As of December 31, 2019, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of December 31, 2019, we had total consolidated indebtedness of approximately $1.6 billion. The weighted average interest rate on our consolidated indebtedness was 3.65% (based on the 30-day LIBOR rate as of December 31, 2019, of 1.75%). As of December 31, 2019, we had approximately $345.6 million, or approximately 21.0%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2019 (in thousands):

	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$339,000	Floating	LIBOR + 1.10%	9/18/2022
Senior Unsecured Term Loan (1)	250,000	Fixed	2.32%	6/10/2023
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
March 2017 Notes	400,000	Fixed	4.30%	3/15/2027
December 2017 Notes	350,000	Fixed	3.95%	1/15/2028
Peachtree Parking Deck	8,500	Fixed	3.00%	1/5/2020
Mid Coast Hospital MOB (2)	6,581	Floating	LIBOR + 2.75%	11/13/2028
Foundations Surgical Affiliates MOB	6,691	Fixed	4.71%	1/10/2021
Savage MOB	5,109	Fixed	5.50%	2/1/2022
St. Vincent Fishers Medical Center	15,000	Fixed	4.00%	1/10/2020
CareMount Medical - Lake Katrine MOB	25,177	Fixed	4.63%	11/6/2024
Gwinnett Physicians Center	16,420	Fixed	4.83%	12/1/2022
Total principal	1,647,478
Unamortized deferred financing costs	(7,677)
Unamortized discounts	(5,483)
Unamortized fair value adjustments	135
Total	$1,634,453

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Physicians Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, and related amendments.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of net real estate property and right-of-use lease assets, net for impairment
Description of the Matter
As of December 31, 2019, the Company’s consolidated balance sheet included net real estate property and right-of-use lease assets of $3.8 billion and $127.9 million, respectively. As described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relation to its expected undiscounted future cash flows. The Company adjusts the net book value of long-lived assets to fair value if the sum of the expected future undiscounted cash flows is less than book value.
Auditing management’s long-lived assets impairment analysis was complex and involved a high degree of subjectivity due to the significant estimation required to determine the estimated undiscounted future cash flows of long-lived assets. In particular, the future cash flow estimates were sensitive to significant assumptions such as future rental revenues, operating expenses, occupancy, and capitalization rates which are affected by expectations about future market or economic conditions, as well as management’s intent to hold and operate the property over the term and in the manner assumed in the analysis.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s long-lived assets impairment review process, including controls over management’s review of the significant assumptions described above.
To test the Company’s evaluation of long-lived assets for impairment, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current market data and performed sensitivity analyses of the significant assumptions discussed above. The evaluation of the Company’s methodology and significant assumptions was performed with the assistance of our valuation specialists.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Chicago, Illinois
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Partners of Physicians Realty L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Physicians Realty L.P. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, and related amendments.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on Internal Control over Financial Reporting
We have audited Physicians Realty Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Physicians Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Physicians Realty Trust at December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2020

Physicians Realty Trust
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
ASSETS	2019	2018
Investment properties:
Land and improvements	$225,540	$211,253
Building and improvements	3,700,009	3,623,962
Tenant improvements	53,931	36,497
Acquired lease intangibles	390,450	452,384
	4,369,930	4,324,096
Accumulated depreciation	(540,928)	(411,052)
Net real estate property	3,829,002	3,913,044
Right-of-use lease assets, net	127,933	—
Real estate loans receivable	178,240	55,659
Investment in unconsolidated entities	66,137	1,330
Net real estate investments	4,201,312	3,970,033
Cash and cash equivalents	2,355	19,161
Tenant receivables, net	7,972	8,881
Other assets	134,942	144,759
Total assets	$4,346,581	$4,142,834
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$583,323	$457,388
Notes payable	967,789	966,961
Mortgage debt	83,341	108,504
Accounts payable	6,348	3,886
Distributions and distributions payable	46,272	43,821
Accrued expenses and other liabilities	81,238	76,282
Lease liabilities	63,290	—
Acquired lease intangibles, net	6,096	13,585
Total liabilities	1,837,697	1,670,427

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	27,900	24,747

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 189,975,396 and 182,416,007 common shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,900	1,824
Additional paid-in capital	2,931,921	2,791,555
Accumulated deficit	(529,194)	(428,307)
Accumulated other comprehensive income	4,321	14,433
Total shareholders’ equity	2,408,948	2,379,505
Noncontrolling interests:
Operating Partnership	71,697	67,477
Partially owned properties	339	678
Total noncontrolling interests	72,036	68,155
Total equity	2,480,984	2,447,660
Total liabilities and equity	$4,346,581	$4,142,834

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(in thousands, except share and per share data)

	December 31,
	2019	2018	2017
Revenues:
Rental revenues	$303,264	$313,006	$259,673
Expense recoveries	101,115	97,989	75,425
Interest income on real estate loans and other	10,902	11,556	8,486
Total revenues	415,281	422,551	343,584
Expenses:
Interest expense	65,022	66,183	47,008
General and administrative	33,099	28,816	22,957
Operating expenses	124,819	122,620	97,035
Depreciation and amortization	146,436	158,389	125,159
Acquisition expenses	—	—	16,744
Impairment loss	—	—	965
Total expenses	369,376	376,008	309,868
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	45,905	46,543	33,716
Equity in (loss) income of unconsolidated entities	(28)	114	183
Gain on sale of investment properties, net	31,309	11,664	5,874
Net income	77,186	58,321	39,773
Net income attributable to noncontrolling interests:
Operating Partnership	(2,155)	(1,576)	(1,136)
Partially owned properties (1)	(548)	(515)	(491)
Net income attributable to controlling interest	74,483	56,230	38,146
Preferred distributions	(1,209)	(1,340)	(731)
Net income attributable to common shareholders	$73,274	$54,890	$37,415
Net income per share:
Basic	$0.39	$0.30	$0.23
Diluted	$0.39	$0.30	$0.23
Weighted average common shares:
Basic	185,770,251	182,064,064	163,123,109
Diluted	191,626,320	187,526,762	168,231,299
Dividends and distributions declared per common share and OP unit	$0.920	$0.920	$0.915

(1)	Includes amounts attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2019	2018	2017
Net income	$77,186	$58,321	$39,773
Other comprehensive (loss) income:
Change in fair value of interest rate swap agreements, net	(10,112)	481	244
Total other comprehensive (loss) income	(10,112)	481	244
Comprehensive income	67,074	58,802	40,017
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(1,863)	(1,589)	(1,143)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(548)	(515)	(491)
Comprehensive income attributable to common shareholders	$64,663	$56,698	$38,383

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(in thousands)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$1,360	$1,920,644	$(197,261)	$13,708	$1,738,451	$43,142	$725	$43,867	$1,782,318
Net proceeds from sale of common shares	451	844,218	—	—	844,669	—	—	—	844,669
Restricted share award grants, net	2	4,103	(284)	—	3,821	—	—	—	3,821
Purchase of OP Units	—	—	—	—	—	(3,886)	—	(3,886)	(3,886)
Conversion of OP Units	1	929	—	—	930	(930)	—	(930)	—
Dividends/distributions declared	—	—	(153,970)	—	(153,970)	(4,867)	—	(4,867)	(158,837)
Preferred distribution	—	—	(731)	—	(731)	—	—	—	(731)
Issuance of OP Units in connection with acquisition	—	—	—	—	—	44,259	—	44,259	44,259
Contributions	—	—	—	—	—	—	47	47	47
Distributions	—	—	—	—	—	—	(321)	(321)	(321)
Buyout of Noncontrolling Interest - partially owned properties	—	(2,800)	—	—	(2,800)	719	(24)	695	(2,105)
Change in fair value of interest rate swap agreements and redeemable equity - property	—	—	(1,317)	244	(1,073)	—	—	—	(1,073)
Net income	—	—	38,146	—	38,146	1,136	191	1,327	39,473
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	5,729	—	—	5,729	(5,729)	—	(5,729)	—
Balance at December 31, 2017	1,814	2,772,823	(315,417)	13,952	2,473,172	73,844	618	74,462	2,547,634
Net proceeds from sale of common shares	6	10,753	—	—	10,759	—	—	—	10,759
Restricted share award grants, net	2	6,837	(326)	—	6,513	—	—	—	6,513
Purchase of OP Units	—	—	—	—	—	(2,203)	—	(2,203)	(2,203)
Conversion of OP Units	2	2,523	—	—	2,525	(2,525)	—	(2,525)	—
Dividends/distributions declared	—	—	(167,817)	—	(167,817)	(4,742)	—	(4,742)	(172,559)
Preferred distributions	—	—	(1,340)	—	(1,340)	—	—	—	(1,340)
Distributions	—	—	—	—	—	—	(173)	(173)	(173)
Change in the market value of redeemable Noncontrolling interest in Operating Partnership	—	146	363	—	509	—	—	—	509
Change in fair value of interest rate swap agreements	—	—	—	481	481	—	—	—	481
Net income	—	—	56,230	—	56,230	1,576	233	1,809	58,039
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(1,527)	—	—	(1,527)	1,527	—	1,527	—
Balance at December 31, 2018	1,824	2,791,555	(428,307)	14,433	2,379,505	67,477	678	68,155	2,447,660
Cumulative effect of changes in accounting standards	—	(239)	—	—	(239)	—	—	—	(239)
Net proceeds from sale of common shares	74	131,555	—	—	131,629	—	—	—	131,629
Restricted share award grants, net	2	7,918	(898)	—	7,022	—	—	—	7,022
Purchase of OP Units	—	—	—	—	—	(14,023)	—	(14,023)	(14,023)
Dividends/distributions declared	—	—	(172,324)	—	(172,324)	(4,947)	—	(4,947)	(177,271)
Preferred distributions	—	—	(1,209)	—	(1,209)	—	—	—	(1,209)
Issuance of OP Units in connection with acquisition	—	—	—	—	—	22,598	—	22,598	22,598
Contributions	—	—	—	—	—	—	572	572	572
Distributions	—	—	—	—	—	—	(174)	(174)	(174)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(309)	(939)	—	(1,248)	—	—	—	(1,248)
Buyout of Noncontrolling Interest - partially owned properties	—	(122)	—	—	(122)	—	(990)	(990)	(1,112)
Change in fair value of interest rate swap agreements	—	—	—	(10,112)	(10,112)	—	—	—	(10,112)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,563	—	—	1,563	(1,563)	—	(1,563)	—
Net income	—	—	74,483	—	74,483	2,155	253	2,408	76,891
Balance at December 31, 2019	$1,900	$2,931,921	$(529,194)	$4,321	$2,408,948	$71,697	$339	$72,036	$2,480,984

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$77,186	$58,321	$39,773
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	146,436	158,389	125,159
Amortization of deferred financing costs	2,416	2,428	2,299
Amortization of lease inducements and above/below-market lease intangibles	4,859	4,659	5,083
Straight-line rental revenue/expense	(9,986)	(21,860)	(16,202)
Amortization of discount on unsecured senior notes	603	577	277
Amortization of above market assumed debt	(62)	(62)	(178)
Gain on sale of investment properties, net	(31,309)	(11,664)	(5,874)
Equity in loss (income) of unconsolidated entities	28	(114)	(183)
Distributions from unconsolidated entities	119	112	210
Change in fair value of derivatives	1	(6)	150
Provision for bad debts	2,206	304	123
Non-cash share compensation	10,115	8,681	6,695
Net change in fair value of contingent consideration	(37)	(50)	(472)
Impairment on investment properties	—	—	965
Change in operating assets and liabilities:
Tenant receivables	(5,902)	230	(2,988)
Other assets	(2,955)	(852)	(533)
Accounts payable	2,462	(7,137)	6,600
Accrued expenses and other liabilities	4,997	16,738	19,567
Net cash provided by operating activities	201,177	208,694	180,471
Cash Flows from Investing Activities:
Proceeds on sale of investment properties	20,934	217,222	20,397
Acquisition of investment properties, net	(113,081)	(236,595)	(1,268,442)
Investment in unconsolidated entities	(25,954)	—	—
Acquisition of noncontrolling interests	(1,112)	(6,406)	(8,469)
Escrowed cash - acquisition deposits/earnest deposits	(10)	2,780	(1,280)
Capital expenditures on investment properties	(40,137)	(34,638)	(23,243)
Pay down of contingent consideration	—	—	(156)
Issuances of real estate loans receivable	(100,744)	(11,750)	(39,063)
Repayments of real estate loans receivable	7,855	15,928	4,711
Issuances of note receivable	—	(20,385)	—
Repayments of note receivable	—	—	16,423
Leasing commissions	(3,057)	(3,167)	(1,449)
Lease inducements	(2)	(172)	(2,067)
Net cash used in investing activities	(255,308)	(77,183)	(1,302,638)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	131,629	10,759	844,669
Proceeds from credit facility borrowings	454,000	422,000	927,000
Repayments on credit facility borrowings	(330,000)	(287,000)	(1,248,000)
Proceeds from issuance of mortgage debt	—	—	61,000
Proceeds from issuance of senior unsecured notes	—	—	743,060
Principal payments on mortgage debt	(25,184)	(78,018)	(41,503)
Debt issuance costs	(117)	(4,540)	(1,589)
Dividends paid - shareholders	(170,880)	(168,060)	(143,108)
Distributions to noncontrolling interests - Operating Partnership	(4,838)	(4,808)	(4,388)
Preferred distributions paid - OP Unit holders	(1,176)	(911)	(600)
Contributions to noncontrolling interests	572	—	47
Distributions to noncontrolling interests - partially owned properties	(582)	(547)	(748)
Payments of employee taxes for withheld stock-based compensation shares	(2,076)	(1,749)	(2,590)
Purchases of Series A Preferred Units	—	—	(19,961)
Purchases of OP Units	(14,023)	(2,203)	(3,886)
Net cash provided by (used in) financing activities	37,325	(115,077)	1,109,403
Net (decrease) increase in cash and cash equivalents	(16,806)	16,434	(12,764)
Cash and cash equivalents, beginning of year	19,161	2,727	15,491
Cash and cash equivalents, end of year	$2,355	$19,161	$2,727
Supplemental disclosure of cash flow information - interest paid during the year	$62,633	$58,705	$38,781
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements and redeemable equity - property	$(10,112)	$481	$244
Supplemental disclosure of noncash activity - assumed debt	$—	$—	$43,989
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$25,200	$22,651	$44,978
Supplemental disclosure of noncash activity - contingent consideration	$—	$—	$765
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
ASSETS	2019	2018
Investment properties:
Land and improvements	$225,540	$211,253
Building and improvements	3,700,009	3,623,962
Tenant improvements	53,931	36,497
Acquired lease intangibles	390,450	452,384
	4,369,930	4,324,096
Accumulated depreciation	(540,928)	(411,052)
Net real estate property	3,829,002	3,913,044
Right-of-use lease assets, net	127,933	—
Real estate loans receivable	178,240	55,659
Investment in unconsolidated entities	66,137	1,330
Net real estate investments	4,201,312	3,970,033
Cash and cash equivalents	2,355	19,161
Tenant receivables, net	7,972	8,881
Other assets	134,942	144,759
Total assets	$4,346,581	$4,142,834
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$583,323	$457,388
Notes payable	967,789	966,961
Mortgage debt	83,341	108,504
Accounts payable	6,348	3,886
Distributions and distributions payable	46,272	43,821
Accrued expenses and other liabilities	81,238	76,282
Lease liabilities	63,290	—
Acquired lease intangibles, net	6,096	13,585
Total liabilities	1,837,697	1,670,427

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	27,900	24,747

Capital:
Partners’ capital:
General partners’ capital, 189,975,396 and 182,416,007 units issued and outstanding as of December 31, 2019 and 2018, respectively	2,404,627	2,365,072
Limited partners’ capital, 5,666,109 and 5,182,784 units issued and outstanding as of December 31, 2019 and 2018, respectively	71,697	67,477
Accumulated other comprehensive income	4,321	14,433
Total partners’ capital	2,480,645	2,446,982
Noncontrolling interest - partially owned properties	339	678
Total capital	2,480,984	2,447,660
Total liabilities and capital	$4,346,581	$4,142,834

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(in thousands, except unit and per unit data)

	December 31,
	2019	2018	2017
Revenues:
Rental revenues	$303,264	$313,006	$259,673
Expense recoveries	101,115	97,989	75,425
Interest income on real estate loans and other	10,902	11,556	8,486
Total revenues	415,281	422,551	343,584
Expenses:
Interest expense	65,022	66,183	47,008
General and administrative	33,099	28,816	22,957
Operating expenses	124,819	122,620	97,035
Depreciation and amortization	146,436	158,389	125,159
Acquisition expenses	—	—	16,744
Impairment loss	—	—	965
Total expenses	369,376	376,008	309,868
Income before equity in income of unconsolidated entities and gain on sale of investment properties, net:	45,905	46,543	33,716
Equity in (loss) income of unconsolidated entities	(28)	114	183
Gain on sale of investment properties, net	31,309	11,664	5,874
Net income	77,186	58,321	39,773
Net income attributable to noncontrolling interests - partially owned properties (1)	(548)	(515)	(491)
Net income attributable to controlling interests	76,638	57,806	39,282
Preferred distributions	(1,209)	(1,340)	(731)
Net income attributable to common unitholders	$75,429	$56,466	$38,551
Net income per common unit:
Basic	$0.39	$0.30	$0.23
Diluted	$0.39	$0.30	$0.23
Weighted average common units:
Basic	191,236,261	187,393,334	167,963,076
Diluted	191,626,320	187,526,762	168,231,299
Distributions declared per common unit	$0.920	$0.920	$0.915

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2019	2018	2017
Net income	$77,186	$58,321	$39,773
Other comprehensive (loss) income:
Change in fair value of interest rate swap agreements, net	(10,112)	481	244
Total other comprehensive (loss) income	(10,112)	481	244
Comprehensive income	67,074	58,802	40,017
Comprehensive income attributable to noncontrolling interests - partially owned properties	(548)	(515)	(491)
Comprehensive income attributable to common unitholders	$66,526	$58,287	$39,526

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(in thousands)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2017	$1,724,743	$43,142	$13,708	$1,781,593	$725	$1,782,318
Net Proceeds from sale of Trust common shares and issuance of common units	844,669	—	—	844,669	—	844,669
Trust restricted share award grants, net	3,821	—	—	3,821	—	3,821
Purchase of OP Units	—	(3,886)	—	(3,886)	—	(3,886)
Conversion of OP Units	930	(930)	—	—	—	—
OP Units - distributions	(153,970)	(4,867)	—	(158,837)	—	(158,837)
Preferred distributions	(731)	—	—	(731)	—	(731)
Issuance of OP Units in connection with acquisition	—	44,259	—	44,259	—	44,259
Contributions	—	—	—	—	47	47
Distributions	—	—	—	—	(321)	(321)
Buyout of Noncontrolling Interest - partially owned properties	(2,800)	719	—	(2,081)	(24)	(2,105)
Change in fair value of interest rate swap agreements and redeemable equity - property	(1,317)	—	244	(1,073)	—	(1,073)
Net income	38,146	1,136	—	39,282	191	39,473
Adjustments for Limited Partners ownership in Operating Partnership	5,729	(5,729)	—	—	—	—
Balance at December 31, 2017	2,459,220	73,844	13,952	2,547,016	618	2,547,634
Net Proceeds from sale of Trust common shares and issuance of common units	10,759	—	—	10,759	—	10,759
Trust restricted share award grants, net	6,513	—	—	6,513	—	6,513
Purchase of OP Units	—	(2,203)	—	(2,203)	—	(2,203)
Conversion of OP Units	2,525	(2,525)	—	—	—	—
OP Units - distributions	(167,817)	(4,742)	—	(172,559)	—	(172,559)
Preferred distributions	(1,340)	—	—	(1,340)	—	(1,340)
Distributions	—	—	—	—	(173)	(173)
Change in market value of Redeemable Limited Partners	146	—	—	146	—	146
Change in the market value of Redeemable Noncontrolling Interest in Operating Partnership	363	—	—	363	—	363
Change in fair value of interest rate swap agreements	—	—	481	481	—	481
Net income	56,230	1,576	—	57,806	233	58,039
Adjustments for Limited Partners ownership in Operating Partnership	(1,527)	1,527	—	—	—	—
Balance at December 31, 2018	2,365,072	67,477	14,433	2,446,982	678	2,447,660
Cumulative effect of changes in accounting standard	(239)	—	—	(239)	—	(239)
Net proceeds from sale of Trust common shares and issuance of common units	131,629	—	—	131,629	—	131,629
Trust restricted share award grants, net	7,022	—	—	7,022	—	7,022
Purchase of OP Units	—	(14,023)	—	(14,023)	—	(14,023)
OP Units - distributions	(172,324)	(4,947)	—	(177,271)	—	(177,271)
Preferred distributions	(1,209)	—	—	(1,209)	—	(1,209)
Issuance of OP Units in connection with acquisitions	—	22,598	—	22,598	—	22,598
Contributions	—	—	—	—	572	572
Distributions	—	—	—	—	(174)	(174)
Change in market value of Redeemable Limited Partners	(1,248)	—	—	(1,248)	—	(1,248)
Buyout of Noncontrolling Interest - partially owned properties	(122)	—	—	(122)	(990)	(1,112)
Change in fair value of interest rate swap agreements	—	—	(10,112)	(10,112)	—	(10,112)
Net income	74,483	2,155	—	76,638	253	76,891
Adjustments for Limited Partners ownership in Operating Partnership	1,563	(1,563)	—	—	—	—
Balance at December 31, 2019	$2,404,627	$71,697	$4,321	$2,480,645	$339	$2,480,984

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$77,186	$58,321	$39,773
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	146,436	158,389	125,159
Amortization of deferred financing costs	2,416	2,428	2,299
Amortization of lease inducements and above/below-market lease intangibles	4,859	4,659	5,083
Straight-line rental revenue/expense	(9,986)	(21,860)	(16,202)
Amortization of discount on unsecured senior notes	603	577	277
Amortization of above market assumed debt	(62)	(62)	(178)
Gain on sale of investment properties, net	(31,309)	(11,664)	(5,874)
Equity in loss (income) of unconsolidated entities	28	(114)	(183)
Distribution from unconsolidated entities	119	112	210
Change in fair value of derivatives	1	(6)	150
Provision for bad debts	2,206	304	123
Non-cash share compensation	10,115	8,681	6,695
Net change in fair value of contingent consideration	(37)	(50)	(472)
Impairment on investment properties	—	—	965
Change in operating assets and liabilities:
Tenant receivables	(5,902)	230	(2,988)
Other assets	(2,955)	(852)	(533)
Accounts payable	2,462	(7,137)	6,600
Accrued expenses and other liabilities	4,997	16,738	19,567
Net cash provided by operating activities	201,177	208,694	180,471
Cash Flows from Investing Activities:
Proceeds on sale of investment properties	20,934	217,222	20,397
Acquisition of investment properties, net	(113,081)	(236,595)	(1,268,442)
Investment in unconsolidated entities	(25,954)	—	—
Acquisition of non-controlling interests	(1,112)	(6,406)	(8,469)
Escrowed cash - acquisition deposits/earnest deposits	(10)	2,780	(1,280)
Capital expenditures on investment properties	(40,137)	(34,638)	(23,243)
Pay down of contingent consideration	—	—	(156)
Issuance of real estate loans receivable	(100,744)	(11,750)	(39,063)
Repayment of real estate loans receivable	7,855	15,928	4,711
Issuance of note receivable	—	(20,385)	—
Repayment of note receivable	—	—	16,423
Leasing commissions	(3,057)	(3,167)	(1,449)
Lease inducements	(2)	(172)	(2,067)
Net cash used in investing activities	(255,308)	(77,183)	(1,302,638)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	131,629	10,759	844,669
Proceeds from credit facility borrowings	454,000	422,000	927,000
Payment on credit facility borrowings	(330,000)	(287,000)	(1,248,000)
Proceeds from issuance of senior unsecured notes	—	—	743,060
Proceeds from issuance of mortgage debt	—	—	61,000
Principal payments on mortgage debt	(25,184)	(78,018)	(41,503)
Debt issuance costs	(117)	(4,540)	(1,589)
OP Units distributions - General Partner	(170,880)	(168,060)	(143,108)
OP Units distributions - Limited Partner	(4,838)	(4,808)	(4,388)
Preferred OP Units distributions - Limited Partner	(1,176)	(911)	(600)
Contributions to noncontrolling interests	572	—	47
Distributions to noncontrolling interests - partially owned properties	(582)	(547)	(748)
Payments of employee taxes for withheld stock based compensation shares	(2,076)	(1,749)	(2,590)
Purchase of Preferred Limited Partner Units	—	—	(19,961)
Purchase of Limited Partner Units	(14,023)	(2,203)	(3,886)
Net cash provided by (used in) financing activities	37,325	(115,077)	1,109,403
Net (decrease) increase in cash and cash equivalents	(16,806)	16,434	(12,764)
Cash and cash equivalents, beginning of year	19,161	2,727	15,491
Cash and cash equivalents, end of year	$2,355	$19,161	$2,727
Supplemental disclosure of cash flow information - interest paid during the year	$62,633	$58,705	$38,781
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements and redeemable equity - property	$(10,112)	$481	$244
Supplemental disclosure of noncash activity - assumed debt	$—	$—	$43,989
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$25,200	$22,651	$44,978
Supplemental disclosure of noncash activity - contingent consideration	$—	$—	$765
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

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of December 31, 2019, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

ATM Program

In August 2016, the Trust and the Operating Partnership entered into separate At The Market Issuance Sales Agreements (the “2016 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “2016 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the Agents (the “2016 ATM Program”). In accordance with the 2016 Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. With the Trust’s express written consent, sales may also be made in negotiated transactions or any other method permitted by law. During the fiscal year-ended December 31, 2019, we issued and sold pursuant to the 2016 ATM Program 5,673,639 common shares at a weighted average price of $17.98 per share, resulting in net proceeds to us of approximately $101.0 million.

In November 2019, the Trust and the Operating Partnership entered into separate At The Market Issuance Sales Agreements (the “2019 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated, in their capacity as agents and as forward sellers (the “2019 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500.0 million, through the 2019 Agents (the “2019 ATM Program”). The 2019 Sales Agreements contemplate that, in addition to the issuance and sale of the Trust’s common shares through the 2019 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of KeyBanc Capital Markets, Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated, or one of their respective affiliates. Upon entry into the 2019 Sales Agreements, we terminated the 2016 ATM Program. During the fiscal year ended December 31, 2019, we issued and sold pursuant to the 2019 ATM Program 1,617,500 common shares at a weighted average price of $18.84 per share, resulting in net proceeds to us of approximately $30.2 million.

During 2019 and 2018, the Trust’s issuance and sale of common shares pursuant to the ATM Programs is as follows (in thousands, except common shares and price):

	2019			2018
	Common shares sold	Weighted average price	Net proceeds	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	1,681,928	$18.61	$30,986	311,786	$17.85	$5,509
Quarterly period ended June 30	971,000	18.66	17,935	—	—	—
Quarterly period ended September 30	3,020,711	17.41	52,070	114,203	17.15	1,947
Quarterly period ended December 31	1,617,500	18.84	30,177	144,562	17.03	2,442
Year ended December 31	7,291,139	$18.17	$131,168	570,551	$17.50	$9,898

As of February 21, 2020, the Trust has $332.2 million remaining available under the 2019 ATM Program.

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

During the year ended December 31, 2019, the Operating Partnership partially funded six property acquisitions by issuing an aggregate 1,257,021 OP Units valued at approximately $22.6 million on the date of issuances. The acquisitions had a total aggregate purchase price of approximately $49.4 million.

As of December 31, 2019 and 2018, the Trust held a 97.1% and 97.2% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

As of December 31, 2019, there were 116,110 Series A Preferred Units outstanding, with an embedded derivative value of $4.3 million. As of December 31, 2018, there were 104,172 Series A Preferred Units were outstanding.

In connection with the Company’s acquisitions of the medical office building, ambulatory surgery center, and hospital located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which may, at the holders’ option, be redeemed at any time after May 1, 2023. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheets. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. The value of the Company’s redeemable noncontrolling interest as of December 31, 2019 and December 31, 2018 is $6.5 million and $5.6 million, respectively.

Dividends and Distributions

Dividends and distributions for the years ended December 31, 2019, 2018, and 2017 are as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 20, 2019	January 3, 2020	January 17, 2020	$0.230
September 20, 2019	October 3, 2019	October 18, 2019	$0.230
June 21, 2019	July 3, 2019	July 18, 2019	$0.230
March 22, 2019	April 3, 2019	April 18, 2019	$0.230
December 21, 2018	January 4, 2019	January 18, 2019	$0.230
September 19, 2018	October 3, 2018	October 18, 2018	$0.230
June 21, 2018	July 3, 2018	July 18, 2018	$0.230
March 23, 2018	April 3, 2018	April 18, 2018	$0.230
December 21, 2017	January 3, 2018	January 18, 2018	$0.230
September 21, 2017	October 3, 2017	October 18, 2017	$0.230
June 12, 2017	July 3, 2017	July 18, 2017	$0.230
March 17, 2017	April 5, 2017	April 18, 2017	$0.225

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

The following table sets forth the federal income tax status of distributions per common share and OP Unit for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Per common share and OP Unit:
Ordinary dividends	$—	$—	$0.4529
Section 199A Qualified REIT Dividend	0.4035	0.2825	—
Qualified dividends	—	—	—
Capital gain distributions	0.0003	—	—
Non-dividend distributions	0.5162	0.6375	0.4571
Total	$0.9200	$0.9200	$0.9100

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, occupancy rates, lease rates, and cap rates that could differ materially from actual results. The Company adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Company recognizes an impairment loss at the time it makes any such determination. If the Company determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data. With the adoption of ASU 2016-02, Leases, on January 1, 2019, the Company periodically evaluates the right-of-use assets for impairment as detailed above.

The Company did not record impairment charges in the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company recorded an impairment charge of $1.0 million on a medical office building in Port Charlotte, Florida.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. No properties were classified as held for sale as of December 31, 2019 or 2018, and dispositions during the years ended December 31, 2019 and 2018 did not qualify as discontinued operations.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its equity method investments may not be recoverable or realized. If indicators of potential impairment are identified, the Company evaluates its equity method investments for impairment based on a comparison of the fair value of the investment to its carrying value. The fair value is estimated based on discounted cash flows that include all estimated cash inflows and outflows over a specified holding period and any estimated debt premiums or discounts. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its equity method investment, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its equity method investment.

On October 31, 2019 the Company contributed $8.9 million to acquire a 49% equity interest in MedCore Realty Eden Hill, LLC. This joint venture owns one medical office facility in Dover, Delaware.

On November 22, 2019 the Company contributed two properties valued at $39.0 million and paid additional consideration of $17.0 million for a 12.3% equity interest in the PMAK MOB JV REOC, LLC (“PMAK Joint Venture”). This joint venture owns 59 medical office facilities located in 18 states.

Real Estate Loans Receivable

Real estate loans receivable consists of 13 mezzanine loans, two construction loans, and four term loans as of December 31, 2019. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loans are secured by mortgages on the land and the improvements as constructed. Interest income on the loans is recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. No such losses have been recognized to date.

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

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $74.0 million and $64.2 million as of December 31, 2019 and December 31, 2018, respectively. If the Company determines that collectability of straight-line rents is not probable, rental revenue is limited to the lease payments collected from the lessee, including any variable lease payments.

In accordance with ASU 2016-02, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $9.8 million for the year ended December 31, 2019. Net bad debt expense recoveries of $0.3 million and $0.1 million were reported in operating expenses for the years ended December 31, 2018 and December 31, 2017, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2019, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

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

Certain of the Company’s acquisitions also provide for additional consideration available to tenants as a tenant improvement allowance. Based on existing leases as of December 31, 2019, committed but unspent tenant related obligations were $45.9 million.

Related Parties

In 2019, the Company recognized rental revenues totaling $8.0 million and $0.6 million and from Baylor Scott and White Health and Advocate Aurora Health, respectively. Both are healthcare systems affiliated with certain members of the Trust’s Board of Trustees.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incur losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including certain receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of January 1, 2020. The Company adopted ASU 2016-13 on January 1, 2020, with no material effect on its consolidated financial statements.

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

Note 3. Investment and Disposition Activity

During 2019, the Company completed the acquisition of 12 operating healthcare properties located in six states, for an aggregate purchase price of approximately $128.2 million. The Company also purchased a newly-constructed addition to an existing building owned by the Company in Tennessee for $4.3 million. The Company funded $128.3 million of loan transactions which included seven mezzanine loans for an aggregate $22.9 million, three term loans for $86.2 million, and two construction loans with an aggregate commitment amount of $44.3 million and funding to date of $19.2 million. The Company also paid $3.2 million of additional purchase consideration on two properties under earn-out agreements and purchased two noncontrolling interests for $1.1 million. The Company also acquired membership interests in two joint ventures for approximately $64.9 million. Total investment activity for 2019 was approximately $330.1 million and as part of these investments, we incurred approximately $5.1 million of capitalized costs.

Investment activity for the year ending December 31, 2019 is summarized below:

Investment		Location	Acquisition Date	Purchase Price (in thousands)
Addition - West TN ASC		Jackson, TN	January 31, 2019	$4,271
Doctors United ASC	(1)	Pasadena, TX	April 4, 2019	14,812
NCI Buyout - MN Portfolio		Various	May 6, 2019	540
Atlanta Condominium Investments		Atlanta, GA	June 28, 2019	8,500
Rockwall II MOB	(2)	Rockwall, TX	July 26, 2019	24,006
Shadeland Station Portfolio (2 MOBs)		Indianapolis, IN	August 2, 2019	23,296
Noncontrolling Interest Buyout - Rockwall II MOB	(2)	Rockwall, TX	August 23, 2019	572
Shell Ridge Portfolio (5 MOBs)	(3)	Walnut Creek, CA	September 27, 2019	34,625
ProHealth MOB		Manchester, CT	October 15, 2019	11,300
MedCore Realty Eden Hill Joint Venture	(4)	Dover, DE	October 31, 2019	8,920
PMAK Joint Venture	(5)	Various	November 22, 2019	55,990
Murdock Surgery Center		Port Charlotte, FL	December 2, 2019	11,666
Loan Investments		Various	Various	128,345
Earn-out Investments	(6)	Various	Various	3,208
				$330,051

(1)	The Operating Partnership partially funded the acquisition by issuing an aggregate 346,989 OP Units valued at approximately $6.5 million on the date of issuance.

(2)	On July 26, 2019 the Company completed the acquisition of a 97.5% interest in Rockwall II MOB. The Company acquired the remaining interest on August 23, 2019.

(3)	The Operating Partnership partially funded the acquisition by issuing an aggregate 910,032 OP Units valued at approximately $16.1 million on the date of issuance.

(4)	The Company purchased a 49% membership interest in this joint venture.

(5)	The Company purchased a 12% membership interest in this joint venture by contributing 2 properties valued at $39.0 million and paid additional consideration of $17.0 million.

(6)
The Company completed the settlement of acquisitions related earn-out payments upon execution of leases at two properties. One payment valued at $1.9 million at the time of issuance was funded with the issuance of 8,529 Series A Preferred Units. A second payment valued at $0.7 million at the time of issuance was funded with the issuance of 3,409 Series A Preferred Units. All earn-out payments are considered to be additional purchase price upon each respective property.

During 2019, the Company recorded revenues and net income of $3.9 million and $1.0 million, respectively, from its 2019 acquisitions.

During 2018, the Company completed acquisitions of four properties and one land parcel located in five states, for an aggregate purchase price of approximately $252.8 million. In addition, the Company completed $11.8 million of loan investments, and $6.4 million of noncontrolling interest buyouts, resulting in total investment activity of approximately $271.0 million. The Company also acquired two properties and an adjacent land parcel through the conversion and satisfaction of a previously outstanding construction loan, valued at an aggregate $18.8 million. Additionally, the Company acquired two parcels of land, which it had previously leased, as the result of a lease restructuring arrangement and equity recapitalization.

Investment activity for the year ending December 31, 2018 is summarized below:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Hazelwood Medical Commons	(1)	Maplewood, MN	January 9, 2018	$70,702
Lee's Hill Medical Plaza		Fredericksburg, VA	January 23, 2018	28,000
Scottsdale, Arizona Land	(2)	Scottsdale, AZ	February 16, 2018	700
NCI Buyout - Minnesota portfolio	(3)		March 1, 2018	6,406
HMG Medical Plaza		Kingsport, TN	April 3, 2018	71,295
Northside Medical Midtown		Atlanta, GA	September 14, 2018	82,147
Loan Investments	(4)	Various	Various	11,750
				$271,000

(1)	The Company partially funded the purchase price of this acquisition by issuing a total of 104,172 Series A Preferred Units valued at approximately $22.7 million on the date of issuance.

(2)	The Company acquired the land beneath a previously acquired facility.

(3)	The Company acquired an additional 4.2% interest in the Minnesota portfolio joint venture, increasing the Company’s total interest in the joint venture to 99.6%.

(4)	The Company’s loan investments include 4 separate transactions at a weighted average interest rate of 8.4%.

For 2018, the Company recorded revenues and net income of $14.7 million and $5.4 million, respectively, from its 2018 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2019	December 31, 2018
Land	$18,394	$17,316
Building and improvements	108,027	217,916
In-place lease intangible	14,853	34,358
Above market in-place lease intangible	136	1,090
Below market in-place lease intangible	(96)	(959)
Below market in-place ground lease (1)	—	5,329
Right-of-use asset (1)	630	—
Receivable	54	—
Issuance of OP Units	(22,598)	—
Mortgage escrow	(3,718)	3,790
Prepaid expenses	—	(2,628)
Issuance of Series A Preferred Units	(2,602)	(22,651)
Net assets acquired	$113,080	$253,561

(1)	Effective January 1, 2019, the Company adopted ASC 842, Leases which requires above and below market in-place ground leases to be included in the right-of-use asset.

Dispositions

For the year ended December 31, 2019, the Company sold 6 medical office buildings in 5 states for approximately $86.3 million and recognized a net gain on the sales of approximately $31.3 million.

For the year ended December 31, 2018, the Company sold 34 medical office buildings in 9 states for approximately $220.4 million and recognized a net gain on the sale of approximately $11.7 million.

The following table summarizes revenues and net income related to the 2019 disposition properties for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$3,581	$9,056	$7,197

(Loss) income before gain on sale of investment properties, net	$(490)	$3,695	$2,353
Gain on sale of investment properties, net	31,309	—	—
Net income	$30,819	$3,695	$2,353

The following table summarizes revenues and net income related to the 2018 disposition properties for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$12,287	$23,960

Income before gain on sale of investment properties, net	$—	$5,027	$5,765
Gain on sale of investment properties, net	—	11,664	—
Net income	$—	$16,691	$5,765

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$346,438	$(140,937)	$205,501	$340,428	$(111,500)	$228,928
Above-market leases	43,300	(16,856)	26,444	45,568	(13,621)	31,947
Leasehold interest	712	(302)	410	712	(242)	470
Below-market ground lease (1)	—	—	—	65,676	(2,194)	63,482
Right-of-use lease assets	129,976	(2,043)	127,933	—	—	—
Total	$520,426	$(160,138)	$360,288	$452,384	$(127,557)	$324,827
Liabilities
Below-market lease	$14,054	$(7,958)	$6,096	$14,654	$(6,768)	$7,886
Above-market ground lease (1)	—	—	—	5,965	(266)	5,699
Lease liabilities	63,665	(375)	63,290	—	—	—
Total	$77,719	$(8,333)	$69,386	$20,619	$(7,034)	$13,585

(1)
Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

The following is a summary of the Company’s acquired lease intangible amortization for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	December 31,
	2019	2018	2017
Amortization expense related to in-place leases	$35,984	$50,082	$37,073
Decrease of rental income related to above-market leases	4,354	5,194	5,357
Decrease of rental income related to leasehold interests	59	59	59
Increase of rental income related to below-market leases	1,886	2,718	2,309
Decrease of operating expense related to above-market ground leases (1)	139	139	84
Increase in operating expense related to below-market ground leases (1)	1,219	1,013	810

(1)
Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

For the year ended December 31, 2019, the Company wrote off in-place lease assets of approximately $1.5 million with accumulated amortization of $0.9 million, for a net loss of approximately $0.6 million. In addition, the Company wrote off below-market lease liabilities of approximately $0.3 million with accumulated amortization of $0.2 million, for a net gain of approximately $0.1 million.

Future aggregate net amortization of the Company’s acquired lease intangibles as of December 31, 2019, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2020	$2,580	$34,902
2021	2,511	32,371
2022	2,059	28,508
2023	1,767	25,626
2024	1,713	22,392
Thereafter	10,128	126,345
Total	$20,758	$270,144

For the year ended December 31, 2019, the weighted average amortization periods for asset lease intangibles and liability lease intangibles are 26 years and 40 years, respectively. The increase in weighted average amortization periods since December 31, 2018 is due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

Note 5. Other Assets

Other assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Straight-line rent receivable, net	$73,992	$64,245
Notes receivable	22,694	20,628
Lease inducements, net	11,415	13,233
Prepaid expenses	8,000	16,017
Leasing commissions, net	7,986	6,221
Interest rate swap	4,933	15,121
Escrows	1,886	5,534
Other	4,036	3,760
Total	$134,942	$144,759

Note 6. Debt

The following is a summary of debt as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Fixed interest mortgage notes (1)	$76,897	$101,832
Variable interest mortgage note (2)	6,581	6,830
Total mortgage debt	83,478	108,662
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.10%, due September 2022	339,000	215,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.32%, due June 2023 (3)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,647,478	1,548,662
Unamortized deferred financing costs	(7,677)	(9,920)
Unamortized discounts	(5,483)	(6,086)
Unamortized fair value adjustments	135	197
Total debt	$1,634,453	$1,532,853

(1)
Fixed interest mortgage notes bearing interest from 3.00% to 5.50%, due in 2020, 2021, 2022, and 2024, with a weighted average interest rate of 4.43% and 4.26% as of December 31, 2019 and December 31, 2018, respectively. The notes are collateralized by five properties with a net book value of $170.2 million and $174.2 million as of December 31, 2019 and December 31, 2018, respectively.

(2)
Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 4.50% and 5.21% as of December 31, 2019 and December 31, 2018, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.6 million as of December 31, 2019 and December 31, 2018.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2019, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 1.10%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2019, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of December 31, 2019, the Company had $339.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. The Company has also issued a letter of credit for $8.5 million with no outstanding balance as of December 31, 2019. As defined by the Credit Agreement, $502.5 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

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

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2019, the Trust was in compliance with all senior notes and mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2019, are as follows (in thousands):

2020	$25,478
2021	8,296
2022	359,825
2023	266,008
2024	23,669
Thereafter	964,202
Total Payments	$1,647,478

As of December 31, 2019 and 2018, the Company had total consolidated indebtedness of approximately $1.6 billion and $1.5 billion, respectively. The weighted average interest rate on consolidated indebtedness was 3.65% as of December 31, 2019 (based on the 30-day LIBOR rate as of December 31, 2019 of 1.75%). The weighted average interest rate on consolidated indebtedness was 3.81% as of December 31, 2018 (based on the 30-day LIBOR rate as of December 31, 2018 of 2.46%).

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2019, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.32%
Effective date		7/7/2016
Maturity date		6/10/2023
Asset balance at December 31, 2019 (included in Other assets)		$4,933
Asset balance at December 31, 2018 (included in Other assets)		$15,121

(1)	1.07% effective swap rate plus 1.25% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Real estate taxes payable	$21,483	$21,043
Prepaid rent	21,037	18,745
Accrued interest	16,038	16,038
Accrued expenses	4,882	5,122
Embedded derivative	4,290	3,673
Security deposits	3,472	3,118
Accrued incentive compensation	2,248	1,323
Tenant improvement allowance	2,155	2,784
Contingent consideration	715	753
Other	4,918	3,683
Total	$81,238	$76,282

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

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan (“2013 Plan”) to make shares available for awards to participants. On April 30, 2019, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved the Amended and Restated Physicians Realty Trust 2013 Equity Incentive Plan. The amendment increased the number of common shares authorized for issuance under the 2013 Plan to a total of 7,000,000 common shares authorized for issuance. The 2013 Plan term was also extended to 2029.

Restricted Common Shares:

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. During 2017, the Trust granted a total of 143,593 restricted common shares with a total value of $2.8 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2018, the Trust granted a total of 206,446 restricted common shares with a total value of $3.1 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2019, the Trust granted a total of 194,413 restricted common shares with a total value of $3.5 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients.

The following is summary of the status of the Trust’s non-vested restricted common shares during 2019, 2018, and 2017:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	296,785	$16.16
Granted	143,593	19.74
Vested	(266,552)	16.00
Forfeited	(550)	18.78
Non-vested at December 31, 2017	173,276	19.36
Granted	206,446	14.87
Vested	(153,325)	19.32
Forfeited	(1,258)	16.27
Non-vested at December 31, 2018	225,139	15.29
Granted	194,413	17.80
Vested	(200,104)	15.13
Forfeited	(2,571)	16.96
Non-vested at December 31, 2019	216,877	$17.67

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the years ended December 31, 2019, 2018, and 2017 the Company recognized non-cash share compensation of $3.3 million, $3.1 million, and $3.1 million, respectively. Unrecognized compensation expense at December 31, 2019, 2018, and 2017 was $1.1 million, $1.0 million, and $1.0 million, respectively.

Restricted Share Units:

In March 2019, March 2018, and March 2017 under the Trust’s 2013 Plan, the Trust granted (i) restricted share units at a target level of 229,884, 254,282, and 174,320 respectively, to the Trust’s senior management, which are subject to certain performance and market conditions and a three-year service period and (ii) 41,925, 50,745, and 32,831 restricted share units, respectively, to the members of the Board of Trustees, which are subject to a two-year vesting period. Each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 50% of the restricted share units issued to officers and certain employees in 2019, 40% issued to officers and certain employees in 2018, and 70% issued to officers and certain employees in 2017, vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $32.65 in 2019, $19.28 in 2018, and $33.43 in 2017 per unit, respectively, using the following assumptions:

	2019	2018	2017
Volatility	21.8%	21.7%	21.5%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	2.8 years	2.8 years	2.8 years
Risk-free rate	2.53%	2.40%	1.68%
Stock price (per share)	$17.89	$14.78	$19.80

 The remaining 50% of the restricted share units issued to officers and certain employees in 2019, 60% issued to officers and certain employees in 2018, and 30% issued to officers and certain employees in 2017, vest based upon certain performance conditions. With respect to the performance conditions of the March 2019 grant, the grant date fair value of $17.89 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2019 restricted share units issued to officers is $25.27 per unit. With respect to the performance conditions of the March 2018 grant, the grant date fair value of $14.78 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2018 restricted share units issued to officers is $16.58 per unit. With respect to the performance conditions of the March 2017 grant, the grant date fair value of $19.80 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2017 restricted share units issued to officers is $29.34 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2019, 2018, and 2017:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	235,483		$21.84	57,260	$17.03
Granted	174,320		29.34	32,831	19.80
Vested	(55,680)	(1)	16.94	(38,871)	16.72
Non-vested at December 31, 2017	354,123		26.30	51,220	19.04
Granted	254,282		16.58	50,745	14.78
Vested	(75,250)	(2)	19.22	(34,807)	18.67
Non-vested at December 31, 2018	533,155		22.66	67,158	16.01
Granted	229,884		25.27	41,925	17.89
Vested	(104,553)	(3)	26.33	(41,786)	16.75
Forfeited	(3,734)		23.08	—	—
Non-vested at December 31, 2019	654,752		$22.99	67,297	$16.72

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

(3)
Restricted units vested by Company executives in 2019 resulted in the issuance of 87,805 common shares, less 35,265 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

The Company recognized $6.7 million, $5.5 million, and $3.6 million of non-cash share unit compensation expense for the years ended December 31, 2019, 2018, and 2017, respectively. Unrecognized compensation expense at December 31, 2019, 2018, and 2017 was $5.8 million, $5.2 million, and $5.0 million, respectively.

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

The Company’s derivative instruments as of December 31, 2019, consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of December 31, 2019 or December 31, 2018.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$178,240	$178,095	$55,659	$54,782
Notes receivable	$22,694	$22,694	$20,628	$20,628
Derivative assets	$4,933	$4,933	$15,121	$15,121
Liabilities:
Credit facility	$(589,000)	$(589,000)	$(465,000)	$(465,000)
Notes payable	$(975,000)	$(1,003,385)	$(975,000)	$(914,918)
Mortgage debt	$(83,613)	$(85,110)	$(108,859)	$(107,131)
Derivative liabilities	$(4,290)	$(4,290)	$(3,673)	$(3,673)

Note 11. Tenant Operating Leases

The Company is lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2020 through 2039. As of December 31, 2019, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2020	$294,810
2021	291,816
2022	284,665
2023	275,541
2024	264,209
Thereafter	1,046,962
Total	$2,458,003

Note 12. Rent Expense

The Company leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which 80 of its properties are located from third party landowners pursuant to separate leases. In addition, the Company has 11 corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 88 years remaining, excluding extension options, with a weighted average remaining term of 44 years.

Effective January 1, 2019, the Company adopted ASC 842, Leases which requires the operating leases mentioned above to be included in right-of-use lease assets, net on the Company’s December 31, 2019 consolidated balance sheets, which represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make the lease payments are included in lease liabilities on the Company’s December 31, 2019 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $126.7 million and lease liabilities for operating leases of approximately $61.0 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing or renewing after January 1, 2019 are recognized at commencement or renewal date based on the present value of lease payments over the lease term. As of December 31, 2019, total right-of-use assets and operating lease liabilities, net of accumulated amortization, were approximately $127.9 million and $63.3 million, respectively. The Company has entered into various short-term operating leases, primarily for office spaces, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheets.

Because the rate implicit in each lease is not readily determinable, the Company uses a rate based on its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate was 4.3% as of December 31, 2019. There are no operating leases that have not yet commenced that would have a significant impact on its consolidated balance sheets.

As of December 31, 2019, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2020	$3,130
2021	3,119
2022	3,084
2023	3,066
2024	3,040
Thereafter	141,486
Total undiscounted lease payments	$156,925
Less: Interest	(93,635)
Present value of lease liabilities	$63,290

As of December 31, 2018, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2019	$3,058
2020	3,013
2021	3,037
2022	3,030
2023	3,017
Thereafter	143,094
Total	$158,249

Lease costs consisted of the following for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Operating lease cost	$1,896
Variable lease cost	973
Total lease cost	$2,869

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended December 31, 2019 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of December 31, 2019 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$16,809	5.7%
Northside Hospital	13,576	4.6%
UofL Health - Louisville, Inc.	11,859	4.0%
Baylor Scott and White Health	7,770	2.6%
US Oncology	7,563	2.6%
Remaining portfolio	235,961	80.5%
Total	$293,538	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.5% of its total annualized base rent for the period ending December 31, 2019. Total ABR from CommonSpirit Health affiliated tenants totals 16.7%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of December 31, 2019 (in thousands):

State	Total ABR	Percent of ABR
Texas	$45,602	15.5%
Georgia	25,658	8.7%
Indiana	21,372	7.3%
Nebraska	18,052	6.2%
Minnesota	17,520	6.0%
Other	165,334	56.3%
Total	$293,538	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator for earnings per share - basic:
Net income	$77,186	$58,321	$39,773
Net income attributable to noncontrolling interests:
Operating Partnership	(2,155)	(1,576)	(1,136)
Partially owned properties	(548)	(515)	(491)
Preferred distributions	(1,209)	(1,340)	(731)
Numerator for earnings per share - basic:	$73,274	$54,890	$37,415
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	73,274	54,890	37,415
Operating Partnership net income	2,155	1,576	1,136
Numerator for earnings per share - diluted	$75,429	$56,466	$38,551
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	185,770,251	182,064,064	163,123,109
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,466,010	5,329,270	4,839,967
Restricted common shares	103,293	99,129	89,497
Restricted share units	286,766	34,299	178,726
Denominator for earnings per share - diluted	191,626,320	187,526,762	168,231,299
Earnings per share - basic	$0.39	$0.30	$0.23
Earnings per share - diluted	$0.39	$0.30	$0.23

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Year Ended December 31,
	2019	2018	2017
Numerator for earnings per unit - basic and diluted:
Net income	$77,186	$58,321	$39,773
Net income attributable to noncontrolling interests - partially owned properties	(548)	(515)	(491)
Preferred distributions	(1,209)	(1,340)	(731)
Numerator for earnings per unit - basic and diluted	$75,429	$56,466	$38,551
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	191,236,261	187,393,334	167,963,076
Effect of dilutive securities:
Restricted common shares	103,293	99,129	89,497
Restricted share units	286,766	34,299	178,726
Denominator for earnings per unit - diluted	191,626,320	187,526,762	168,231,299
Earnings per unit - basic	$0.39	$0.30	$0.23
Earnings per unit - diluted	$0.39	$0.30	$0.23

Note 15. Subsequent Events

Since December 31, 2019, the Company has paid off two mortgages totaling $23.5 million.

Since December 31, 2019, the Company issued 7,061,800 shares pursuant to its 2019 ATM program at a weighted average price of $19.45 for net proceeds of $136.0 million.

Note 16. Quarterly Data (Unaudited)

Physicians Realty Trust

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common share and per share amounts.

As a result of the acquisition activity and equity offerings throughout 2019 and 2018, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2019 (1)	March 31	June 30	September 30	December 31
Total revenues	$105,368	$94,903	$107,593	$107,417
Net income	11,500	7,316	15,619	42,751
Net income attributable to common shareholders	10,773	6,686	14,735	41,080
Earnings per share – basic:
Net income available to common shareholders	$0.06	$0.04	$0.08	$0.22
Weighted average number of shares outstanding	182,672,863	185,239,471	186,328,500	188,767,069
Earnings per share – diluted:
Net income available to common shareholders	$0.06	$0.04	$0.08	$0.22
Weighted average number of shares outstanding	188,497,308	190,815,892	191,980,222	194,961,039

	Quarter Ended
2018 (1)	March 31	June 30	September 30	December 31
Total revenues	$105,223	$106,989	$105,028	$105,311
Net income	11,332	12,062	23,771	11,156
Net income available to common shareholders	10,421	11,303	22,712	10,454
Earnings per share – basic:
Net income available to common shareholders	$0.06	$0.06	$0.12	$0.06
Weighted average number of shares outstanding	181,809,570	182,002,062	182,076,513	182,361,904
Earnings per share – diluted:
Net income available to common shareholders	$0.06	$0.06	$0.12	$0.06
Weighted average number of shares outstanding	187,317,243	187,431,132	187,473,230	187,847,406

(1) Amounts may not equal full year amounts due to rounding

Physicians Realty L.P.

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for common unit and per unit amounts.

As a result of the acquisition activity and equity offerings throughout 2019 and 2018, the quarterly periods are not comparable quarter over quarter.

	Quarter Ended
2019 (1)	March 31	June 30	September 30	December 31
Total revenues	$105,368	$94,903	$107,593	$107,417
Net income	11,500	7,316	15,619	42,751
Net income attributable to common unitholders	11,078	6,886	15,169	42,296
Earnings per unit – basic:
Net income available to common unitholders	$0.06	$0.04	$0.08	$0.22
Weighted average number of units outstanding	187,850,775	190,717,713	191,864,611	194,432,714
Earnings per unit – diluted:
Net income available to common unitholders	$0.06	$0.04	$0.08	$0.22
Weighted average number of units outstanding	188,497,308	190,815,892	191,980,222	194,961,039

	Quarter Ended
2018 (1)	March 31	June 30	September 30	December 31
Total revenues	$105,223	$106,989	$105,028	$105,311
Net income	11,332	12,062	23,771	11,156
Net income attributable to common unitholders	10,734	11,634	23,368	10,730
Earnings per unit – basic:
Net income available to common unitholders	$0.06	$0.06	$0.12	$0.06
Weighted average number of units outstanding	187,264,064	187,394,619	187,367,538	187,544,319
Earnings per unit – diluted:
Net income available to common unitholders	$0.06	$0.06	$0.12	$0.06
Weighted average number of units outstanding	187,317,243	187,431,132	187,473,230	187,847,406

(1) Amounts may not equal full year amounts due to rounding

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Arrowhead Commons	Phoenix, AZ	$—	$740	$2,551	$748	$740	$3,299	$4,039	$(830)	2004	5/31/2008	46
Aurora MOB - Shawano	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(305)	2010	4/15/2010	50
Del Sol Medical Center MOB	El Paso, TX	—	860	2,866	461	860	3,327	4,187	(2,142)	1987	8/24/2006	21
Firehouse Square	Milwaukee, WI	—	1,120	2,768	10	1,120	2,778	3,898	(1,146)	2002	8/15/2007	30
Hackley MOB	Grand Rapids, MI	—	1,840	6,402	208	1,840	6,610	8,450	(2,866)	1968	12/22/2006	30
MeadowView Professional	Kingsport, TN	—	2,270	11,344	1,017	2,270	12,361	14,631	(4,830)	2005	5/10/2007	30
Mid Coast Hospital MOB	Portland, ME	6,581	—	11,247	117	—	11,364	11,364	(4,383)	2008	5/1/2008	42
New Albany MOB	Columbus, OH	—	237	2,767	590	237	3,357	3,594	(1,052)	2000	1/4/2008	42
Remington Medical Commons	Chicago, IL	—	895	6,499	403	895	6,902	7,797	(2,741)	2008	6/1/2008	30
Valley West Hospital MOB	Chicago, IL	—	—	6,275	785	—	7,060	7,060	(2,805)	2007	11/1/2007	30
East El Paso Physicians Medical Center	El Paso, TX	—	710	4,500	33	710	4,533	5,243	(815)	2004	8/30/2013	35
LifeCare 2.0 - Plano	Plano, TX	—	3,370	11,689	455	3,370	12,144	15,514	(3,123)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	—	—	34,208	—	—	34,208	34,208	(4,454)	2010	9/30/2013	48
Foundations Surgical Affiliates MOB	Oklahoma City, OK	6,691	1,300	12,724	—	1,300	12,724	14,024	(1,849)	2004	9/30/2013	43
Eastwind Surgical Center	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(1,054)	2007	11/27/2013	44
Great Falls ASC	Great Falls, MT	—	203	3,224	85	203	3,309	3,512	(613)	1999	12/11/2013	33
Foundation Surgical Hospital of San Antonio	San Antonio, TX	—	2,230	23,346	43	2,230	23,389	25,619	(4,443)	2007	2/19/2014	35
21st Century Radiation Oncology - Sarasota	Sarasota, FL	—	633	6,557	—	633	6,557	7,190	(1,475)	1975	2/26/2014	27
21st Century Radiation Oncology - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(555)	1987	2/26/2014	35
21st Century Radiation Oncology - Englewood	Englewood, FL	—	350	1,878	—	350	1,878	2,228	(318)	1992	2/26/2014	38
Foundation Healthplex of San Antonio	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(730)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	8,500	—	52,481	142	—	52,623	52,623	(9,966)	1987	2/28/2014	25
LifeCare 2.0 - Fort Worth	Fort Worth, TX	—	2,730	24,639	—	2,730	24,639	27,369	(4,849)	1985	3/28/2014	30
LifeCare 2.0 - Pittsburgh	Pittsburgh, PA	—	1,142	11,737	—	1,142	11,737	12,879	(2,414)	1987	3/28/2014	30
Pinnacle Health MOB - Wormleysburg	Harrisburg, PA	—	795	4,601	31	795	4,632	5,427	(1,132)	1990	4/22/2014	25
Pinnacle Health MOB - Carlisle	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(394)	2002	4/22/2014	35
South Bend Orthopaedics MOB	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(1,846)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	144	185	5,964	6,149	(1,349)	1975	4/30/2014	30
Mississippi Sports Medicine & Orthopedics	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(2,588)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	281	—	4,198	4,198	(944)	1993	5/28/2014	25
Renaissance ASC	Oshkosh, WI	—	228	7,658	17	228	7,675	7,903	(1,098)	2007	6/30/2014	40
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(901)	1996	6/30/2014	30
IU Health - 500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(581)	2000	7/1/2014	35
IU Health - 550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(2,492)	2000	7/1/2014	35
IU Health - 574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(250)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(502)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(1,045)	2010	7/28/2014	35
Oaks Medical Building	Lady Lake, FL	—	1,065	8,642	—	1,065	8,642	9,707	(1,126)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(827)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(1,814)	1995	9/5/2014	35
Zangmeister Cancer Center	Columbus, OH	—	1,610	31,120	4	1,610	31,124	32,734	(4,272)	2007	9/30/2014	40
Orthopedic One - Columbus	Columbus, OH	—	—	16,234	37	—	16,271	16,271	(2,115)	2009	9/30/2014	45
Orthopedic One - Westerville	Columbus, OH	—	362	3,944	—	362	3,944	4,306	(530)	2007	9/30/2014	43
South Point Medical Center	Columbus, OH	—	—	5,950	—	—	5,950	5,950	(906)	2007	9/30/2014	38
3100 Lee Trevino Drive	El Paso, TX	—	2,294	11,316	487	2,294	11,803	14,097	(2,200)	1983	9/30/2014	30
1755 Curie	El Paso, TX	—	2,283	24,543	659	2,283	25,202	27,485	(4,510)	1970	9/30/2014	30
9999 Kenworthy	El Paso, TX	—	728	2,178	492	728	2,670	3,398	(408)	1983	9/30/2014	35
32 Northeast MOB	Harrisburg, PA	—	408	3,232	147	408	3,379	3,787	(582)	1994	10/29/2014	33
4518 Union Deposit MOB	Harrisburg, PA	—	617	7,305	15	617	7,320	7,937	(1,312)	2000	10/29/2014	31
4520 Union Deposit MOB	Harrisburg, PA	—	169	2,055	29	169	2,084	2,253	(400)	1997	10/29/2014	28
240 Grandview MOB	Harrisburg, PA	—	321	4,242	175	321	4,417	4,738	(674)	1980	10/29/2014	35
Market Place Way MOB	Harrisburg, PA	—	808	2,383	32	808	2,415	3,223	(508)	2004	10/29/2014	35
Middletown Medical - Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(1,499)	1988	11/28/2014	35
Middletown Medical - Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(448)	1992	11/28/2014	35
Napoleon MOB	New Orleans, LA	—	1,202	7,412	1,280	1,202	8,692	9,894	(1,830)	1974	12/19/2014	25
West Tennessee ASC	Jackson, TN	—	1,661	2,960	7,116	1,661	10,076	11,737	(835)	1991	12/30/2014	44
Southdale Place	Edina MN	—	504	10,006	1,694	504	11,700	12,204	(2,625)	1979	1/22/2015	24
Crystal MOB	Crystal, MN	—	945	11,862	51	945	11,913	12,858	(1,485)	2012	1/22/2015	47

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Savage MOB	Savage, MN	5,109	1,281	10,021	—	1,281	10,021	11,302	(1,299)	2011	1/22/2015	48
Dell MOB	Chanhassen, MN	—	800	4,520	178	800	4,698	5,498	(676)	2008	1/22/2015	43
Methodist Sports	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(1,339)	2008	1/28/2015	33
Vadnais Heights MOB	Vadnais Heights, MN	—	2,751	12,233	—	2,751	12,233	14,984	(1,802)	2013	1/29/2015	43
Minnetonka MOB	Minnetonka, MN	—	1,770	19,797	—	1,770	19,797	21,567	(2,454)	2014	2/5/2015	49
Jamestown	Jamestown, ND	—	656	9,440	298	656	9,738	10,394	(1,457)	2013	2/5/2015	43
Indiana American 3	Greenwood, IN	—	862	6,901	1,071	862	7,972	8,834	(1,290)	2008	2/13/2015	38
Indiana American 2	Greenwood, IN	—	741	1,846	550	741	2,396	3,137	(488)	2001	2/13/2015	31
Indiana American 4	Greenwood, IN	—	771	1,928	287	771	2,215	2,986	(402)	2001	2/13/2015	31
8920 Southpointe	Indianapolis, IN	—	563	1,741	473	563	2,214	2,777	(578)	1993	2/13/2015	27
Minnesota Eye MOB	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(1,010)	2014	2/17/2015	44
Baylor Cancer Center- Carrollton	Dallas, TX	—	855	6,007	57	855	6,064	6,919	(733)	2001	2/27/2015	43
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	238	1,397	10,673	12,070	(1,543)	2004	2/27/2015	35
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	6,745	1,379	10,927	12,306	(2,252)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	779	534	10,943	11,477	(1,873)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	58	210	3,375	3,585	(594)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	42	372	6,687	7,059	(1,003)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	159	353	8,385	8,738	(1,319)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	56	282	7,130	7,412	(1,021)	2008	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(645)	2013	4/10/2015	43
Baton Rouge Surgery Center	Baton Rouge, LA	—	711	7,720	13	711	7,733	8,444	(1,098)	2003	4/15/2015	35
Healthpark Surgery Center	Grand Blanc, MI	—	—	17,624	52	—	17,676	17,676	(2,514)	2006	4/30/2015	36
Northern Ohio Medical Center	Sheffield, OH	—	644	9,162	—	644	9,162	9,806	(2,174)	1999	5/28/2015	20
University of Michigan Center for Specialty Care	Livonia, MI	—	2,200	8,627	205	2,200	8,832	11,032	(1,450)	1988	5/29/2015	30
Coon Rapids Medical Center	Coon Rapids, MN	—	607	5,857	14	607	5,871	6,478	(831)	2007	6/1/2015	35
Premier RPM	Bloomington, IN	—	872	10,537	—	872	10,537	11,409	(1,295)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(912)	2003	6/26/2015	40
Brookstone Physician Center	Jacksonville, AL	—	—	1,913	—	—	1,913	1,913	(299)	2007	6/30/2015	31
Hillside Medical Center	Hanover, PA	—	812	13,217	358	812	13,575	14,387	(1,811)	2003	6/30/2015	35
Randall Road MOB	Elgin, IL	—	1,124	15,404	1,127	1,124	16,531	17,655	(1,954)	2006	6/30/2015	38
JFK Medical Center MOB	Atlantis, FL	—	—	7,560	6	—	7,566	7,566	(989)	2002	7/24/2015	37
Grove City Health Center	Grove City, OH	—	1,363	8,516	—	1,363	8,516	9,879	(1,164)	2001	7/31/2015	37
Trios Health MOB	Kennewick, WA	—	1,492	55,178	3,795	1,492	58,973	60,465	(5,864)	2015	7/31/2015	45
Abrazo Scottsdale MOB	Phoenix, AZ	—	—	25,893	367	—	26,260	26,260	(3,000)	2004	8/14/2015	43
Avondale MOB	Avondale, AZ	—	1,818	18,108	65	1,818	18,173	19,991	(1,898)	2006	8/19/2015	45
Palm Valley MOB	Goodyear, AZ	—	2,666	28,655	121	2,666	28,776	31,442	(3,142)	2006	8/19/2015	43
North Mountain MOB	Phoenix, AZ	—	—	42,877	953	—	43,830	43,830	(4,496)	2008	8/31/2015	47
Katy Medical Complex	Katy, TX	—	822	6,797	42	822	6,839	7,661	(822)	2005	9/1/2015	39
Katy Medical Complex Surgery Center	Katy, TX	—	1,560	25,601	281	1,560	25,882	27,442	(2,940)	2006	9/1/2015	40
New Albany Medical Center	New Albany, OH	—	1,600	8,505	981	1,600	9,486	11,086	(1,257)	2005	9/9/2015	37
Fountain Hills Medical Campus	Fountain Hills, AZ	—	2,593	7,635	744	2,593	8,379	10,972	(998)	1995	9/30/2015	39
Fairhope MOB	Fairhope, AL	—	640	5,227	872	640	6,099	6,739	(789)	2005	10/13/2015	38
Foley MOB	Foley, AL	—	365	732	—	365	732	1,097	(91)	1997	10/13/2015	40
Foley Venture	Foley, AL	—	420	1,118	—	420	1,118	1,538	(139)	2002	10/13/2015	38
North Okaloosa MOB	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(115)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	—	380	1,237	1,617	(142)	2009	10/13/2015	41
Sorrento Road MOB	Pensacola, FL	—	170	894	—	170	894	1,064	(104)	2010	10/13/2015	41
Panama City Beach MOB	Panama City, FL	—	—	739	—	—	739	739	(79)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(130)	2010	10/13/2015	41
Ft. Walton Beach MOB	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(119)	1979	10/13/2015	35
Panama City MOB	Panama City, FL	—	—	661	39	—	700	700	(81)	2003	10/13/2015	38
Pensacola MOB	Pensacola, FL	—	220	1,685	78	220	1,763	1,983	(200)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(648)	2013	10/19/2015	45
Cambridge Professional Center	Waldorf, MD	—	590	8,520	591	590	9,111	9,701	(1,169)	1999	10/30/2015	35
HonorHealth - 44th Street MOB	Phoenix, AZ	—	515	3,884	1,320	515	5,204	5,719	(865)	1988	11/13/2015	28
Mercy Medical Center	Fenton, MO	—	1,201	6,778	—	1,201	6,778	7,979	(762)	1999	12/1/2015	40
8 C1TY Blvd	Nashville, TN	—	1,555	39,713	273	1,555	39,986	41,541	(3,590)	2015	12/17/2015	45
Great Falls Clinic	Great Falls, MT	—	1,687	27,402	441	1,687	27,843	29,530	(3,005)	2004	12/29/2015	40
Great Falls Hospital	Great Falls, MT	—	1,026	25,262	—	1,026	25,262	26,288	(2,643)	2015	1/25/2016	40
Treasure Coast Center for Surgery	Stuart, FL	—	380	5,064	—	380	5,064	5,444	(490)	2013	2/1/2016	42
Park Nicollet Clinic	Chanhassen, MN	—	1,941	14,555	—	1,941	14,555	16,496	(1,549)	2005	2/8/2016	40

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
HEB Cancer Center	Bedford, TX	—	—	11,839	11	—	11,850	11,850	(1,119)	2014	2/12/2016	44
Riverview Medical Center	Lancaster, OH	—	1,313	10,243	443	1,313	10,686	11,999	(1,347)	1997	2/26/2016	33
St. Luke's Cornwall MOB	Cornwall, NY	—	—	13,017	8	—	13,025	13,025	(1,555)	2006	2/26/2016	35
HonorHealth - Glendale	Glendale, AZ	—	1,770	8,089	—	1,770	8,089	9,859	(736)	2015	3/15/2016	45
Columbia MOB	Hudson, NY	—	—	16,550	36	—	16,586	16,586	(1,815)	2006	3/21/2016	35
St Vincent POB 1	Birmingham, AL	—	—	10,172	370	—	10,542	10,542	(2,732)	1975	3/23/2016	15
Emerson Medical Building	Creve Coeur, MO	—	1,590	9,853	277	1,590	10,130	11,720	(1,154)	1989	3/24/2016	35
Eye Associates of NM - Santa Fe	Santa Fe, NM	—	900	6,604	—	900	6,604	7,504	(765)	2002	3/31/2016	35
Eye Associates of NM - Albuquerque	Albuquerque, NM	—	1,020	7,832	13	1,020	7,845	8,865	(806)	2007	3/31/2016	40
Gardendale Surgery Center	Gardendale, AL	—	200	5,732	—	200	5,732	5,932	(536)	2011	4/11/2016	42
HealthEast - Curve Crest	Stillwater, MN	—	409	3,279	—	409	3,279	3,688	(317)	2011	4/14/2016	43
HealthEast - Victor Gardens	Hugo, MN	—	572	4,400	62	572	4,462	5,034	(457)	2008	4/14/2016	41
NOMS - Clyde	Clyde, OH	—	440	5,948	—	440	5,948	6,388	(527)	2015	5/10/2016	44
Cardwell Professional Building	Lufkin, TX	—	—	8,348	234	—	8,582	8,582	(820)	1999	5/11/2016	42
Dacono Neighborhood Health Clinic	Dacono, CO	—	2,258	2,911	20	2,258	2,931	5,189	(384)	2014	5/11/2016	44
Grand Island Specialty Clinic	Grand Island, NE	—	102	2,802	163	102	2,965	3,067	(315)	1978	5/11/2016	42
Hot Springs Village Office Building	Hot Springs Village, AR	—	305	3,309	95	305	3,404	3,709	(473)	1988	5/11/2016	30
UofL Health - East	Louisville, KY	—	—	81,248	126	—	81,374	81,374	(6,922)	2003	5/11/2016	45
UofL Health - South	Shepherdsville, KY	—	—	15,861	235	—	16,096	16,096	(1,758)	2005	5/11/2016	39
UofL Health - Plaza I	Louisville, KY	—	—	8,808	707	—	9,515	9,515	(1,055)	1970	5/11/2016	35
UofL Health - Plaza II	Louisville, KY	—	—	5,216	1,873	—	7,089	7,089	(1,395)	1964	5/11/2016	15
UofL Health - OCC	Louisville, KY	—	—	35,703	230	—	35,933	35,933	(3,902)	1985	5/11/2016	34
Lexington Surgery Center	Lexington, KY	—	1,229	18,914	503	1,229	19,417	20,646	(2,415)	2000	5/11/2016	30
Medical Arts Pavilion	Lufkin, TX	—	—	6,215	606	—	6,821	6,821	(785)	2004	5/11/2016	33
Memorial Outpatient Therapy Center	Lufkin, TX	—	—	4,808	100	—	4,908	4,908	(462)	1990	5/11/2016	45
Midlands Two Professional Center	Papillion, NE	—	—	587	225	—	812	812	(487)	1976	5/11/2016	5
Parkview MOB	Little Rock, AR	—	705	4,343	76	705	4,419	5,124	(516)	1988	5/11/2016	35
Peak One ASC	Frisco, CO	—	—	5,763	317	—	6,080	6,080	(541)	2006	5/11/2016	44
Physicians Medical Center	Tacoma, WA	—	—	5,862	2,934	—	8,796	8,796	(896)	1977	5/11/2016	27
St. Alexius - Minot Medical Plaza	Minot, ND	—	—	26,078	18	—	26,096	26,096	(2,251)	2015	5/11/2016	49
St. Clare Medical Pavilion	Lakewood, WA	—	—	9,005	200	—	9,205	9,205	(1,183)	1989	5/11/2016	33
St. Joseph Medical Pavilion	Tacoma, WA	—	—	11,497	105	—	11,602	11,602	(1,315)	1989	5/11/2016	35
St. Joseph Office Park	Lexington, KY	—	3,722	12,675	4,312	3,722	16,987	20,709	(3,855)	1992	5/11/2016	14
UofL Health - Mary & Elizabeth MOB II	Louisville, KY	—	—	5,587	90	—	5,677	5,677	(636)	1979	5/11/2016	34
UofL Health - Mary & Elizabeth MOB III	Louisville, KY	—	—	383	275	—	658	658	(424)	1974	5/11/2016	2
Thornton Neighborhood Health Clinic	Thornton, CO	—	1,609	2,287	—	1,609	2,287	3,896	(290)	2014	5/11/2016	43
St. Francis MOB	Federal Way, WA	—	—	12,817	74	—	12,891	12,891	(1,399)	1987	6/2/2016	38
Children's Wisconsin - Brookfield	Milwaukee, WI	—	476	4,897	—	476	4,897	5,373	(445)	2016	6/3/2016	45
UofL Health - South MOB	Shepherdsville, KY	—	27	3,827	—	27	3,827	3,854	(346)	2006	6/8/2016	40
Good Samaritan North Annex Building	Kearney, NE	—	—	2,734	—	—	2,734	2,734	(308)	1984	6/28/2016	37
NE Heart Institute Medical Building	Lincoln, NE	—	—	19,738	—	—	19,738	19,738	(1,476)	2004	6/28/2016	47
St. Vincent West MOB	Little Rock, AR	—	—	13,453	—	—	13,453	13,453	(1,044)	2012	6/29/2016	49
Meridan	Englewood, CO	—	1,608	15,774	137	1,608	15,911	17,519	(1,687)	2002	6/29/2016	38
UofL Health - Mary & Elizabeth MOB I	Louisville, KY	—	—	8,774	414	—	9,188	9,188	(1,298)	1991	6/29/2016	25
St. Alexius - Medical Arts Pavilion	Bismarck, ND	—	—	12,902	249	—	13,151	13,151	(1,472)	1974	6/29/2016	32
St. Alexius - Mandan Clinic	Mandan, ND	—	708	7,700	224	708	7,924	8,632	(717)	2014	6/29/2016	43
St. Alexius - Orthopaedic Center	Bismarck, ND	—	—	13,881	557	—	14,438	14,438	(1,355)	1997	6/29/2016	39
St. Alexius - Rehab Center	Bismarck, ND	—	—	5,920	134	—	6,054	6,054	(898)	1997	6/29/2016	25
St. Alexius - Tech & Ed	Bismarck, ND	—	—	16,688	128	—	16,816	16,816	(1,591)	2011	6/29/2016	38
Good Samaritan MOB	Kearney, NE	—	—	24,154	443	—	24,597	24,597	(1,981)	1999	6/29/2016	45
Lakeside Two Professional Center	Omaha, NE	—	—	13,358	772	—	14,130	14,130	(1,301)	2000	6/29/2016	38
Lakeside Wellness Center	Omaha, NE	—	—	10,177	397	—	10,574	10,574	(952)	2000	6/29/2016	39
McAuley Center	Omaha, NE	—	1,427	17,020	618	1,427	17,638	19,065	(2,199)	1988	6/29/2016	30
Memorial Health Center	Grand Island, NE	—	—	33,967	1,305	—	35,272	35,272	(3,631)	1955	6/29/2016	35
Missionary Ridge MOB	Chattanooga, TN	—	—	7,223	3,075	—	10,298	10,298	(2,753)	1976	6/29/2016	10
Pilot Medical Center	Birmingham, AL	—	1,419	14,528	55	1,419	14,583	16,002	(1,554)	2005	6/29/2016	35
St. Joseph Medical Clinic	Tacoma, WA	—	—	16,427	72	—	16,499	16,499	(1,941)	1991	6/30/2016	30
Woodlands Medical Arts Center	The Woodlands, TX	—	—	19,168	2,411	—	21,579	21,579	(2,167)	2001	6/30/2016	35
FESC MOB	Tacoma, WA	—	—	12,702	202	—	12,904	12,904	(2,256)	1980	6/30/2016	22
PrairieCare MOB	Maplewood, MN	—	525	3,099	—	525	3,099	3,624	(265)	2016	7/6/2016	45

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Springwoods MOB	Spring, TX	—	3,821	14,830	4,728	3,821	19,558	23,379	(2,192)	2015	7/21/2016	44
Unity ASC, Imaging & MOB	West Lafayette, IN	—	960	9,991	—	960	9,991	10,951	(1,036)	2001	8/8/2016	35
Unity Medical Pavilion	West Lafayette, IN	—	1,070	12,454	—	1,070	12,454	13,524	(1,290)	2001	8/8/2016	35
Unity Faith, Hope & Love	West Lafayette, IN	—	280	1,862	—	280	1,862	2,142	(194)	2001	8/8/2016	35
Unity Immediate Care and OCC	West Lafayette, IN	—	300	1,833	—	300	1,833	2,133	(182)	2004	8/8/2016	37
Medical Village at Maitland	Orlando, FL	—	2,393	18,543	48	2,393	18,591	20,984	(1,533)	2006	8/23/2016	44
Tri-State Orthopaedics MOB	Evansville, IN	—	1,580	14,162	—	1,580	14,162	15,742	(1,383)	2004	8/30/2016	37
Maury Regional Health Complex	Spring Hill, TN	—	—	15,619	335	—	15,954	15,954	(1,361)	2012	9/30/2016	41
Spring Ridge Medical Center	Wyomissing, PA	—	28	4,943	—	28	4,943	4,971	(461)	2002	9/30/2016	37
Doctors Community Hospital POB	Lanham, MD	—	—	23,034	14	—	23,048	23,048	(1,565)	2009	9/30/2016	48
Gig Harbor Medical Pavilion	Gig Harbor, WA	—	—	4,791	2,245	—	7,036	7,036	(879)	1991	9/30/2016	30
Midlands One Professional Center	Papillion, NE	—	—	14,922	34	—	14,956	14,956	(1,318)	2010	9/30/2016	37
Northwest Michigan Surgery Center	Traverse City, MI	—	2,748	30,005	—	2,748	30,005	32,753	(2,467)	2004	10/28/2016	40
Northeast Medical Center	Fayetteville, NY	—	4,011	25,564	953	4,011	26,517	30,528	(2,985)	1998	11/23/2016	33
North Medical Center	Liverpool, NY	—	1,337	18,680	915	1,337	19,595	20,932	(1,930)	1989	11/23/2016	35
Cincinnati Eye Institute	Cincinnati, OH	—	2,050	32,546	—	2,050	32,546	34,596	(3,076)	1985	11/23/2016	35
HonorHealth - Scottsdale MOB	Scottsdale, AZ	—	3,340	4,288	1,702	3,340	5,990	9,330	(520)	2000	12/2/2016	45
Fox Valley Hematology & Oncology	Appleton, WI	—	1,590	26,666	—	1,590	26,666	28,256	(1,968)	2015	12/8/2016	44
Northern Vision Eye Center	Traverse City, MI	—	490	2,132	—	490	2,132	2,622	(203)	2006	12/15/2016	35
Flower Mound MOB	Flower Mound, TX	—	1,945	8,312	17	1,945	8,329	10,274	(651)	2011	12/16/2016	43
Carrollton MOB	Flower Mound, TX	—	2,183	10,461	60	2,183	10,521	12,704	(875)	2002	12/16/2016	40
HonorHealth - Scottsdale IRF	Scottsdale, AZ	—	—	19,331	—	—	19,331	19,331	(1,444)	2000	12/22/2016	42
Orthopedic Associates	Flower Mound, TX	—	2,915	12,791	—	2,915	12,791	15,706	(956)	2011	1/5/2017	43
Medical Arts Center at Hartford	Plainville, CT	—	1,499	24,627	499	1,499	25,126	26,625	(1,782)	2015	1/11/2017	44
CareMount Medical - Lake Katrine MOB	Lake Katrine, NY	25,177	1,941	27,434	—	1,941	27,434	29,375	(2,024)	2013	2/14/2017	42
CareMount Medical - Rhinebeck MOB	Rhinebeck, NY	—	869	12,220	—	869	12,220	13,089	(940)	1965	2/14/2017	41
Monterey Medical Center	Stuart, FL	—	2,292	13,376	135	2,292	13,511	15,803	(1,102)	2003	3/7/2017	37
Creighton University Medical Center	Omaha, NE	—	—	32,487	—	—	32,487	32,487	(1,956)	2017	3/28/2017	49
Strictly Pediatrics Specialty Center	Austin, TX	—	4,457	62,527	303	4,457	62,830	67,287	(4,500)	2006	3/31/2017	40
MedStar Stephen's Crossing	Brandywine, MD	—	1,975	14,810	—	1,975	14,810	16,785	(952)	2015	6/16/2017	43
Health Clinic Building	Omaha, NE	—	—	50,177	—	—	50,177	50,177	(2,579)	2017	6/29/2017	49
Family Medical Center	Little Falls, MN	—	—	4,944	7,950	—	12,894	12,894	(539)	1990	6/29/2017	25
Craven-Hagan Clinic	Williston, ND	—	—	8,739	750	—	9,489	9,489	(619)	1984	6/29/2017	40
Chattanooga Heart Institute	Chattanooga, TN	—	—	18,639	519	—	19,158	19,158	(1,321)	1993	6/29/2017	37
St. Vincent Mercy Heart and Vascular Center	Hot Springs, AR	—	—	11,688	6	—	11,694	11,694	(726)	1998	6/29/2017	45
South Campus MOB	Hot Springs, AR	—	—	13,369	52	—	13,421	13,421	(862)	2009	6/29/2017	42
St. Vincent Mercy Cancer Center	Hot Springs, AR	—	—	5,090	51	—	5,141	5,141	(367)	2001	6/29/2017	39
St. Joseph Professional Office Building	Bryan, TX	—	—	11,169	175	—	11,344	11,344	(656)	1996	6/29/2017	46
St. Vincent Carmel Women's Center	Carmel, IN	—	—	31,720	182	—	31,902	31,902	(1,719)	2014	6/29/2017	48
St. Vincent Fishers Medical Center	Fishers, IN	15,000	—	62,870	276	—	63,146	63,146	(3,750)	2008	6/29/2017	45
Baylor Charles A. Sammons Cancer Center	Dallas, TX	—	—	256,886	716	—	257,602	257,602	(15,503)	2011	6/30/2017	43
Orthopedic & Sports Institute of the Fox Valley	Appleton, WI	—	2,003	26,394	100	2,003	26,494	28,497	(1,799)	2005	6/30/2017	40
Clearview Cancer Institute	Huntsville, AL	—	2,736	43,220	—	2,736	43,220	45,956	(3,212)	2006	8/4/2017	34
Northside Cherokee-Town Lake MOB	Atlanta, GA	—	—	30,627	1,667	—	32,294	32,294	(1,918)	2013	8/15/2017	46
HonorHealth - Mesa	Mesa, AZ	—	362	3,059	8	362	3,067	3,429	(188)	2013	8/15/2017	43
Little Falls Orthopedics	Little Falls, MN	—	246	1,977	146	246	2,123	2,369	(281)	1999	8/24/2017	28
Unity Specialty Center	Little Falls, MN	—	—	2,885	891	—	3,776	3,776	(583)	1959	8/24/2017	15
Immanuel One Professional Center	Omaha, NE	—	—	16,598	737	—	17,335	17,335	(1,251)	1993	8/24/2017	35
SJRHC Cancer Center	Bryan, TX	—	—	5,065	776	—	5,841	5,841	(391)	1997	8/24/2017	40
St. Vincent Women's Center	Hot Springs, AR	—	—	4,789	225	—	5,014	5,014	(304)	2001	8/31/2017	40
Legends Park MOB & ASC	Midland, TX	—	1,658	24,178	—	1,658	24,178	25,836	(1,360)	2003	9/27/2017	44
Franklin MOB & ASC	Franklin, TN	—	1,001	7,902	—	1,001	7,902	8,903	(439)	2014	10/12/2017	42
Eagle Point MOB	Lake Elmo, MN	—	1,011	9,009	—	1,011	9,009	10,020	(468)	2015	10/31/2017	48
Edina East MOB	Edina, MN	—	2,360	4,135	436	2,360	4,571	6,931	(388)	1962	10/31/2017	30
Northside Center Pointe	Atlanta, GA	—	—	118,430	4,354	—	122,784	122,784	(8,318)	2009	11/10/2017	31
Gwinnett 500 Building	Lawrenceville, GA	—	—	22,753	88	—	22,841	22,841	(1,187)	1995	11/17/2017	45
Hudgens Professional Building	Duluth, GA	—	—	21,779	58	—	21,837	21,837	(1,304)	1994	11/17/2017	40
St. Vincent Building	Indianapolis, IN	—	5,854	42,382	5,718	5,854	48,100	53,954	(2,941)	2007	11/17/2017	45
Gwinnett Physicians Center	Lawrenceville, GA	16,420	—	48,304	64	—	48,368	48,368	(2,258)	2010	12/1/2017	47
Apple Valley Medical Center	Apple Valley, MN	—	1,587	14,929	2,529	1,587	17,458	19,045	(1,221)	1974	12/18/2017	33

Physicians Realty Trust and Physicians Realty L.P.
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Desert Cove MOB	Scottsdale, AZ	—	1,689	5,207	—	1,689	5,207	6,896	(303)	1991	12/18/2017	38
Westgate MOB	Glendale, AZ	—	—	13,379	2,052	—	15,431	15,431	(760)	2016	12/21/2017	45
Hazelwood Medical Commons	Maplewood, MN	—	3,292	57,390	3,681	3,292	61,071	64,363	(2,714)	2017	1/9/2018	45
Lee's Hill Medical Plaza	Fredericksburg, VA	—	1,052	24,790	—	1,052	24,790	25,842	(1,308)	2006	1/23/2018	40
HMG Medical Plaza	Kingsport, TN	—	—	64,204	—	—	64,204	64,204	(2,941)	2010	4/3/2018	40
Jacksonville MedPlex (Building B)	Jacksonville, FL	—	3,259	5,988	168	3,259	6,156	9,415	(280)	2010	7/26/2018	37
Jacksonville MedPlex (Building C)	Jacksonville, FL	—	2,168	6,467	13	2,168	6,480	8,648	(261)	2010	7/26/2018	40
Northside Medical Midtown	Atlanta, GA	—	—	55,483	8,677	—	64,160	64,160	(1,753)	2018	9/14/2018	50
Doctors United ASC	Pasadena, TX	—	1,603	11,827	—	1,603	11,827	13,430	(196)	2018	4/4/2019	54
Atlanta Condominium Investments	Atlanta, GA	—	3,888	2,201	—	3,888	2,201	6,089	(100)	1986	6/28/2019	30
Rockwall II MOB	Rockwall, TX	—	—	19,904	—	—	19,904	19,904	(246)	2017	7/26/2019	44
Community Health 7240	Indianapolis, IN	—	1,017	8,052	—	1,017	8,052	9,069	(97)	1985	8/2/2019	40
Community Health 7330	Indianapolis, IN	—	1,216	7,633	—	1,216	7,633	8,849	(92)	1988	8/2/2019	40
Shell Ridge Plaza - Bldg 106	Walnut Creek, CA	—	1,296	9,007	16	1,296	9,023	10,319	(107)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 108	Walnut Creek, CA	—	1,105	2,600	—	1,105	2,600	3,705	(31)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 110	Walnut Creek, CA	—	1,105	2,786	—	1,105	2,786	3,891	(34)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 112	Walnut Creek, CA	—	3,097	9,639	—	3,097	9,639	12,736	(136)	1984	9/27/2019	25
Shell Ridge Plaza - Bldg 114	Walnut Creek, CA	—	1,392	4,624	—	1,392	4,624	6,016	(43)	1984	9/27/2019	40
ProHealth MOB	Manchester, CT	—	1,032	9,418	—	1,032	9,418	10,450	(66)	2012	10/15/2019	38
Murdock Surgery Center	Port Charlotte, FL	—	1,643	9,527	—	1,643	9,527	11,170	(24)	2006	12/2/2019	35
		$83,478	$225,540	$3,630,750	$123,191	$225,540	$3,753,941	$3,979,481	$(382,833)
(1) Excludes acquired lease intangibles.

The aggregate cost for federal income tax purposes of the real estate as of December 31, 2019 is $4.5 billion, with accumulated tax depreciation of $467.0 million. The cost, net of accumulated depreciation, is approximately $4.1 billion (unaudited).

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2019, 2018, and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance as of the beginning of the year	$3,871,712	$3,809,609	$2,606,536
Acquisitions	126,407	235,232	1,207,098
Additions	35,531	8,821	12,243
Impairment	—	—	(965)
Dispositions	(54,169)	(181,950)	(15,303)
Balance as of the end of the year	$3,979,481	$3,871,712	$3,809,609

The changes in accumulated depreciation for the years ended December 31, 2019, 2018, and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance as of the beginning of the year	$283,495	$201,527	$118,609
Depreciation	109,030	106,300	87,531
Dispositions	(9,692)	(24,332)	(4,613)
Balance as of the end of the year	$382,833	$283,495	$201,527

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP (“EY”), an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures.

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of December 31, 2019, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Proposal 1 - Election of Trustees”, “Delinquent Section 16(a) Reports”, “Corporate Governance - Trustee Nomination Procedure”, “Corporate Governance Matters - Audit Committee” and, “Executive Officers” to be included in the Trust’s 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2019.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in Part I, Item 1. “Business - Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Executive Compensation”, “Corporate Governance - Non-Employee Trustee Compensation”, and “Executive Compensation Committee Report” to be included in the Trust’s 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Stock Ownership - Beneficial Ownership of the Company’s Securities” and “Stock Ownership - Equity Compensation Plan Information” to be included in the Trust’s 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Stock Ownership - Certain Relationships and Related Transactions” and “Corporate Governance - Trustee Independence” to be included in the Trust’s 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is “Audit Committee Matters - Proposal 2: Ratification of Independent Registered Public Accounting Firm”, Audit Committee Matters - Audit Committee Pre-Approval Policies and Procedures”, and “Audit Committee Matters - Fees Paid to Independent Registered Public Accounting Firm” to be included in the Trust’s 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	103

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

PHYSICIANS REALTY TRUST

Dated:	February 27, 2020	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 27, 2020
John T. Thomas	President and Trustee (Principal Executive Officer)

/s/ JEFFREY N. THEILER	Executive Vice President and	February 27, 2020
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. LUCEY	Chief Accounting and Administrative Officer	February 27, 2020
John W. Lucey	(Principal Accounting Officer)

/s/ STANTON D. ANDERSON	Trustee	February 27, 2020
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	February 27, 2020
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	February 27, 2020
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	February 27, 2020
William A. Ebinger, M.D.

/s/ PAMELA J. KESSLER	Trustee	February 27, 2020
Pamela J. Kessler

/s/ TOMMY G. THOMPSON	Chairman	February 27, 2020
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee	February 27, 2020
Richard A. Weiss

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY L.P. by: Physicians Realty Trust, its general partner

Dated:	February 27, 2020	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 27, 2020
John T. Thomas	President and Trustee (Principal Executive Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JEFFREY N. THEILER	Executive Vice President and	February 27, 2020
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ JOHN W. LUCEY	Chief Accounting and Administrative Officer	February 27, 2020
John W. Lucey	(Principal Accounting Officer) of Physicians Realty Trust, the general partner of Physicians Realty L.P.

/s/ STANTON D. ANDERSON	Trustee of Physicians Realty Trust, the general partner	February 27, 2020
Stanton D. Anderson	of Physicians Realty L.P.

/s/ MARK A. BAUMGARTNER	Trustee of Physicians Realty Trust, the general partner	February 27, 2020
Mark A. Baumgartner	of Physicians Realty L.P.

/s/ ALBERT C. BLACK, JR.	Trustee of Physicians Realty Trust, the general partner	February 27, 2020
Albert C. Black, Jr.	of Physicians Realty L.P.

/s/ WILLIAM A. EBINGER, M.D.	Trustee of Physicians Realty Trust, the general partner	February 27, 2020
William A. Ebinger, M.D.	of Physicians Realty L.P.

/s/ PAMELA J. KESSLER	Trustee of Physicians Realty Trust, the general partner	February 27, 2020
Pamela J. Kessler	of Physicians Realty L.P.

/s/ TOMMY G. THOMPSON	Chairman of the Board of Trustees of Physicians Realty	February 27, 2020
Tommy G. Thompson	Trust, the general partner of Physicians Realty L.P.

/s/ RICHARD A. WEISS	Trustee of Physicians Realty Trust, the general partner	February 27, 2020
Richard A. Weiss	of Physicians Realty L.P.

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
4.2	(4)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.3	(4)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(4)	Form of 4.300% Senior Notes due 2027 and guarantee thereof (included in Exhibit 4.3)
4.5	(5)	Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.6	(5)	Form of 3.950% Senior Notes due 2028 and guarantee thereof (included in Exhibit 4.5)
4.7		Description of Securities*
10.1	(6)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(7)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(8)	Employment Agreement dated as of November 6, 2019, between the Trust and John T. Thomas**
10.5	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Jeffrey N. Theiler**
10.6	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and John W. Lucey**
10.7	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Mark D. Theine**
10.8	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Del Mar Deeni Taylor**
10.9	(8)	Employment Agreement dated as of November 6, 2019, between the Trust and Bradley D. Page**
10.10	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Daniel M. Klein**
10.11	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Laurie P. Becker**
10.12	(9)	Physicians Realty Trust Incentive Bonus Plan**
10.13	(9)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.14	(9)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.15	(9)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.16	(10)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended and restated effective April 30, 2019**
10.17	(11)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.18	(11)	Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)**
10.19	(11)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.20	(8)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.21		Form of Restricted Share Unit Award Agreement for Executives (Time Vesting)***
10.22	(13)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.23	(13)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.22)
10.24	(13)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.22)
10.25	(13)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.22)
10.26	(13)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.22)
10.27	(14)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.28	(14)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.27)
10.29	(14)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.27)
10.30	(14)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.27)
10.31	(14)	First Amendment, dated as of August 11, 2016, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders, party thereto
10.32	(15)	Real Estate Purchase and Sale Agreement, dated June 27, 2017, between BCC Cancer Center Venture, L.P. and DOC-3410 Worth St. MOB, LLC

Exhibit No.		Title
10.33	(16)
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

10.34	(17)	Second Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.35	(17)	First Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
21.1		List of Subsidiaries of the Registrant*
23.1		Consent of Ernst & Young LLP for Physicians Realty Trust*
23.2		Consent of Ernst & Young LLP for Physicians Realty L.P.*
24.1		Power of Attorney (included on signature pages)*
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.3		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
31.4		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.*
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

101.INS		This instance document does not appear in the interactive data file because of XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Extension Schema Document(†)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(†)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(†)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(†)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(†)
104.0		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
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

(1)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 14, 2013 (File No. 333-188862).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (File No. 001-36007).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 17, 2015 (File No. 333-205034).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2017 (File No. 001-36007).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-36007).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.

(7)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2019 (File No. 001-36007).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014 (File No. 001-36007).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2019 (File No. 001-36007).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 001-36007).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2016 (File No. 001-36007).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (File No. 001-36007).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018 (File No. 001-36007).

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2019 (File No. 001-36007).