Form 10-Q
period 2020-03-31
Physicians Realty Trust; Physicians Realty L.P.
filed 2020-05-08
CIK 1574540, 1583994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Physicians Realty Trust        Yes ☐ No ☒         Physicians Realty L.P.        Yes ☐ No ☒

The number of Physicians Realty Trust’s common shares outstanding as of April 30, 2020 was 202,559,482.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 of Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” and the “Company,” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership, together with its consolidated subsidiaries. In this report, all references to “common shares” refer to the common shares of the Trust and references to “our shareholders” refer to shareholders of the common shares of the Trust, the term “OP Units” refers to partnership interests of the Operating Partnership and the term “Series A Preferred Units” refers to Series A Participating Redeemable Preferred Units of the Operating Partnership. As of April 30, 2020, 116,110 Series A Preferred Units were outstanding.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of March 31, 2020, the Trust held a 97.3% interest in the Operating Partnership and owned no Series A Preferred Units. Apart from this ownership interest, the Trust has no independent operations.

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
for the Quarter Ended March 31, 2020

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the unknown duration and economic, operational and financial impacts of the global outbreak of the coronavirus (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the pandemic on the Company’s business;

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report and, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”).

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$228,067	$225,540
Building and improvements	3,754,098	3,700,009
Tenant improvements	55,524	53,931
Acquired lease intangibles	397,135	390,450
	4,434,824	4,369,930
Accumulated depreciation	(578,274)	(540,928)
Net real estate property	3,856,550	3,829,002
Right-of-use lease assets, net	138,864	127,933
Real estate loans receivable	135,818	178,240
Investments in unconsolidated entities	64,319	66,137
Net real estate investments	4,195,551	4,201,312
Cash and cash equivalents	2,612	2,355
Tenant receivables, net	9,211	7,972
Other assets	133,434	134,942
Total assets	$4,340,808	$4,346,581
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$404,838	$583,323
Notes payable	968,001	967,789
Mortgage debt	59,354	83,341
Accounts payable	2,709	6,348
Dividends and distributions payable	49,138	46,272
Accrued expenses and other liabilities	72,945	81,238
Lease liabilities	74,121	63,290
Acquired lease intangibles, net	6,402	6,096
Total liabilities	1,637,508	1,837,697

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	27,875	27,900

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 202,555,703 and 189,975,396 common shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,026	1,900
Additional paid-in capital	3,169,670	2,931,921
Accumulated deficit	(563,742)	(529,194)
Accumulated other comprehensive (loss) income	(5,665)	4,321
Total shareholders’ equity	2,602,289	2,408,948
Noncontrolling interests:
Operating Partnership	72,771	71,697
Partially owned properties	365	339
Total noncontrolling interests	73,136	72,036
Total equity	2,675,425	2,480,984
Total liabilities and equity	$4,340,808	$4,346,581
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental revenues	$77,870	$77,083
Expense recoveries	24,876	26,042
Interest income on real estate loans and other	4,682	2,243
Total revenues	107,428	105,368
Expenses:
Interest expense	15,626	16,269
General and administrative	8,977	8,972
Operating expenses	30,963	32,208
Depreciation and amortization	36,747	36,449
Total expenses	92,313	93,898
Income before equity in (loss) income of unconsolidated entities:	15,115	11,470
Equity in (loss) income of unconsolidated entities	(155)	30
Net income	14,960	11,500
Net income attributable to noncontrolling interests:
Operating Partnership	(404)	(305)
Partially owned properties (1)	(142)	(138)
Net income attributable to controlling interest	14,414	11,057
Preferred distributions	(317)	(284)
Net income attributable to common shareholders	$14,097	$10,773
Net income per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
Weighted average common shares:
Basic	196,211,728	182,672,863
Diluted	202,842,340	188,497,308

Dividends and distributions declared per common share and OP Unit	$0.23	$0.23

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$14,960	$11,500
Other comprehensive loss:
Change in fair value of interest rate swap agreements, net	(9,986)	(3,476)
Total other comprehensive loss	(9,986)	(3,476)
Comprehensive income	4,974	8,024
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(132)	(210)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(142)	(138)
Comprehensive income attributable to common shareholders	$4,700	$7,676

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,900	$2,931,921	$(529,194)	$4,321	$2,408,948	$71,697	$339	$72,036	$2,480,984
Cumulative effect of changes in accounting standards	—	(147)	—	—	(147)	—	—	—	(147)
Net proceeds from sale of common shares	124	239,108	—	—	239,232	—	—	—	239,232
Restricted share award grants, net	2	245	(448)	—	(201)	—	—	—	(201)
Purchase of OP Units	—	—	—	—	—	(93)	—	(93)	(93)
Dividends/distributions declared	—	—	(46,636)	—	(46,636)	(1,275)	—	(1,275)	(47,911)
Preferred distributions	—	—	(317)	—	(317)	—	—	—	(317)
Distributions	—	—	—	—	—	—	(41)	(41)	(41)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	581	(1,561)	—	(980)	—	—	—	(980)
Change in fair value of interest rate swap agreements	—	—	—	(9,986)	(9,986)	—	—	—	(9,986)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,038)	—	—	(2,038)	2,038	—	2,038	—
Net income	—	—	14,414	—	14,414	404	67	471	14,885
Balance as of March 31, 2020	$2,026	$3,169,670	$(563,742)	$(5,665)	$2,602,289	$72,771	$365	$73,136	$2,675,425

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$14,960	$11,500
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,747	36,449
Amortization of deferred financing costs	599	607
Amortization of lease inducements and above/below-market lease intangibles	1,194	1,176
Straight-line rental revenue/expense	(3,731)	(4,762)
Amortization of discount on unsecured senior notes	155	148
Amortization of above market assumed debt	(16)	(16)
Equity in loss (income) of unconsolidated entities	155	(30)
Distributions from unconsolidated entities	1,799	29
Change in fair value of derivative	(91)	13
Provision for bad debts	26	35
Non-cash share compensation	2,996	2,653
Change in operating assets and liabilities:
Tenant receivables	(1,660)	(2,076)
Other assets	(4,644)	647
Accounts payable	(3,639)	(373)
Accrued expenses and other liabilities	(9,992)	(19,573)
Net cash provided by operating activities	34,858	26,427
Cash Flows from Investing Activities:
Acquisition of investment properties, net	(11,881)	(4,303)
Escrowed cash - acquisition deposits/earnest deposits	—	(150)
Capital expenditures on investment properties	(4,208)	(12,953)
Investment in real estate loans receivable	(6,591)	(20,028)
Repayment of real estate loans receivable	944	325
Leasing commissions	(340)	(552)
Lease inducements	—	(5)
Net cash used in investing activities	(22,076)	(37,666)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	239,232	31,020
Proceeds from credit facility borrowings	88,000	68,000
Repayment of credit facility borrowings	(267,000)	(47,000)
Principal payments on mortgage debt	(23,990)	(8,908)
Debt issuance costs	(7)	(8)
Dividends paid - shareholders	(44,218)	(42,301)
Distributions to noncontrolling interests - Operating Partnership	(1,275)	(1,167)
Preferred distributions paid - OP Unit holder	(317)	(284)
Distributions to noncontrolling interests - partially owned properties	(144)	(148)
Payments of employee taxes for withheld stock-based compensation shares	(2,713)	(1,973)
Purchase of OP Units	(93)	(105)
Net cash used in financing activities	(12,525)	(2,874)
Net increase (decrease) in cash and cash equivalents	257	(14,113)
Cash and cash equivalents, beginning of period	2,355	19,161
Cash and cash equivalents, end of period	$2,612	$5,048
Supplemental disclosure of cash flow information - interest paid during the period	$25,188	$25,799
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(9,986)	$(3,476)
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$228,067	$225,540
Building and improvements	3,754,098	3,700,009
Tenant improvements	55,524	53,931
Acquired lease intangibles	397,135	390,450
	4,434,824	4,369,930
Accumulated depreciation	(578,274)	(540,928)
Net real estate property	3,856,550	3,829,002
Right-of-use lease assets, net	138,864	127,933
Real estate loans receivable	135,818	178,240
Investments in unconsolidated entities	64,319	66,137
Net real estate investments	4,195,551	4,201,312
Cash and cash equivalents	2,612	2,355
Tenant receivables, net	9,211	7,972
Other assets	133,434	134,942
Total assets	$4,340,808	$4,346,581
LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$404,838	$583,323
Notes payable	968,001	967,789
Mortgage debt	59,354	83,341
Accounts payable	2,709	6,348
Distributions payable	49,138	46,272
Accrued expenses and other liabilities	72,945	81,238
Lease liabilities	74,121	63,290
Acquired lease intangibles, net	6,402	6,096
Total liabilities	1,637,508	1,837,697

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	27,875	27,900

Capital:
Partners’ capital:
General partner’s capital, 202,555,703 and 189,975,396 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,607,954	2,404,627
Limited partners’ capital, 5,663,554 and 5,666,109 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	72,771	71,697
Accumulated other comprehensive income	(5,665)	4,321
Total partners’ capital	2,675,060	2,480,645
Noncontrolling interest - partially owned properties	365	339
Total capital	2,675,425	2,480,984
Total liabilities and capital	$4,340,808	$4,346,581

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Income
(In thousands, except unit and per unit data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental revenues	$77,870	$77,083
Expense recoveries	24,876	26,042
Interest income on real estate loans and other	4,682	2,243
Total revenues	107,428	105,368
Expenses:
Interest expense	15,626	16,269
General and administrative	8,977	8,972
Operating expenses	30,963	32,208
Depreciation and amortization	36,747	36,449
Total expenses	92,313	93,898
Income before equity in (loss) income of unconsolidated entities:	15,115	11,470
Equity in (loss) income of unconsolidated entities	(155)	30
Net income	14,960	11,500
Net income attributable to noncontrolling interests - partially owned properties (1)	(142)	(138)
Net income attributable to controlling interest	14,818	11,362
Preferred distributions	(317)	(284)
Net income attributable to common unitholders	$14,501	$11,078
Net income per common unit:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
Weighted average common units:
Basic	201,874,852	187,850,775
Diluted	202,842,340	188,497,308

Distributions declared per common unit	$0.23	$0.23

(1)	Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$14,960	$11,500
Other comprehensive loss:
Change in fair value of interest rate swap agreements, net	(9,986)	(3,476)
Total other comprehensive loss	(9,986)	(3,476)
Comprehensive income	4,974	8,024
Comprehensive income attributable to noncontrolling interests - partially owned properties	(142)	(138)
Comprehensive income attributable to common unitholders	$4,832	$7,886

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at December 31, 2019	$2,404,627	$71,697	$4,321	$2,480,645	$339	$2,480,984
Cumulative effect of changes in accounting standard	(147)	—	—	(147)	—	(147)
Net proceeds from sale of Trust common shares and issuance of common units	239,232	—	—	239,232	—	239,232
Trust restricted share award grants, net	(201)	—	—	(201)	—	(201)
Purchase of OP Units	—	(93)	—	(93)	—	(93)
OP Units - distributions	(46,636)	(1,275)	—	(47,911)	—	(47,911)
Preferred distributions	(317)	—	—	(317)	—	(317)
Distributions	—	—	—	—	(41)	(41)
Change in market value of Redeemable Limited Partners	(980)	—	—	(980)	—	(980)
Change in fair value of interest rate swap agreements	—	—	(9,986)	(9,986)	—	(9,986)
Net income	14,414	404	—	14,818	67	14,885
Adjustments for Limited Partners' ownership in Operating Partnership	(2,038)	2,038	—	—	—	—
Balance at March 31, 2020	$2,607,954	$72,771	$(5,665)	$2,675,060	$365	$2,675,425

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Changes in Capital
(In thousands) (Unaudited)

	General Partner	Limited Partners	Accumulated Other Comprehensive Income	Total Partners’ Capital	Partially Owned Properties Noncontrolling Interest	Total Capital
Balance at December 31, 2018	$2,365,072	$67,477	$14,433	$2,446,982	$678	$2,447,660
Cumulative effect of changes in accounting standard	(239)	—	—	(239)	—	(239)
Net proceeds from sale of Trust common shares and issuance of common units	31,020	—	—	31,020	—	31,020
Trust restricted share award grants, net	355	—	—	355	—	355
Purchase of OP Units	—	(105)	—	(105)	—	(105)
Conversion of OP Units	—	—	—	—	—	—
OP Units - distributions	(42,536)	(1,158)	—	(43,694)	—	(43,694)
Preferred distributions	(284)	—	—	(284)	—	(284)
Distributions	—	—	—	—	(47)	(47)
Change in market value of Redeemable Limited Partners	(290)	—	—	(290)	—	(290)
Change in fair value of interest rate swap agreements	—	—	(3,476)	(3,476)	—	(3,476)
Net income	11,057	305	—	11,362	64	11,426
Adjustments for Limited Partners' ownership in Operating Partnership	(149)	149	—	—	—	—
Balance as of March 31, 2019	$2,364,006	$66,668	$10,957	$2,441,631	$695	$2,442,326

 The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty L.P.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$14,960	$11,500
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,747	36,449
Amortization of deferred financing costs	599	607
Amortization of lease inducements and above/below-market lease intangibles	1,194	1,176
Straight-line rental revenue/expense	(3,731)	(4,762)
Amortization of discount on unsecured senior notes	155	148
Amortization of above market assumed debt	(16)	(16)
Equity in loss (income) of unconsolidated entities	155	(30)
Distributions from unconsolidated entities	1,799	29
Change in fair value of derivative	(91)	13
Provision for bad debts	26	35
Non-cash share compensation	2,996	2,653
Change in operating assets and liabilities:
Tenant receivables	(1,660)	(2,076)
Other assets	(4,644)	647
Accounts payable	(3,639)	(373)
Accrued expenses and other liabilities	(9,992)	(19,573)
Net cash provided by operating activities	34,858	26,427
Cash Flows from Investing Activities:
Acquisition of investment properties, net	(11,881)	(4,303)
Escrowed cash - acquisition deposits/earnest deposits	—	(150)
Capital expenditures on investment properties	(4,208)	(12,953)
Investment in real estate loans receivable	(6,591)	(20,028)
Repayment of real estate loans receivable	944	325
Leasing commissions	(340)	(552)
Lease inducements	—	(5)
Net cash used in investing activities	(22,076)	(37,666)
Cash Flows from Financing Activities:
Net proceeds from sale of Trust common shares and issuance of common units	239,232	31,020
Proceeds from credit facility borrowings	88,000	68,000
Repayment of credit facility borrowings	(267,000)	(47,000)
Principal payments on mortgage debt	(23,990)	(8,908)
Debt issuance costs	(7)	(8)
OP Unit distributions - General Partner	(44,218)	(42,301)
OP Unit distributions - Limited Partners	(1,275)	(1,167)
Preferred OP Units distributions - Limited Partner	(317)	(284)
Distributions to noncontrolling interests - partially owned properties	(144)	(148)
Payments of employee taxes for withheld stock-based compensation shares	(2,713)	(1,973)
Purchase of Limited Partner Units	(93)	(105)
Net cash used in financing activities	(12,525)	(2,874)
Net increase (decrease) in cash and cash equivalents	257	(14,113)
Cash and cash equivalents, beginning of period	2,355	19,161
Cash and cash equivalents, end of period	$2,612	$5,048
Supplemental disclosure of cash flow information - interest paid during the period	$25,188	$25,799
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(9,986)	$(3,476)

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

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of March 31, 2020, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

ATM Program

In November 2019, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated, in their capacity as agents and as forward sellers (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500.0 million, through the Agents (the “ATM Program”). The Sales Agreements contemplate that, in addition to the issuance and sale of the Trust’s common shares through the Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of KeyBanc Capital Markets, Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated, or one of their respective affiliates.

During the quarterly period ended March 31, 2020, the Trust sold 12,352,700 common shares pursuant to the ATM Program, at a weighted average price of $19.57 per share, resulting in total net proceeds of approximately $239.3 million. As of March 31, 2020, the Trust has $227.8 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2020 and 2019 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on February 27, 2020. Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations. Except for the changes made as a result of the recently adopted accounting pronouncements discussed in this Note, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of March 31, 2020, the Trust held a 97.3% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

In connection with the Hazelwood Medical Commons Transaction that occurred on January 9, 2018, there were 116,110 Series A Preferred Units outstanding, with an embedded derivative value of $5.3 million as of March 31, 2020.

In connection with the Company’s acquisitions of the medical office building, ambulatory surgery center, and hospital on December 29, 2015 located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which may, at the holders’ option, be redeemed at any time after May 1, 2023. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheets. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

On March 19, 2020, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended March 31, 2020. The dividend was paid on April 16, 2020 to common shareholders and OP Unit holders of record as of the close of business on April 2, 2020.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company did not record any impairment charges in the three month periods ended March 31, 2020 or 2019.

Investments in Unconsolidated Entities

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

Real Estate Loans Receivable

Real estate loans receivable consists of 12 mezzanine loans, two construction loans, and two term loans as of March 31, 2020. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loans are secured by mortgages on the land and the improvements as constructed. In accordance with the adoption of ASU 2016-13 on January 1, 2020, the Company adjusted the opening balance of retained earnings by $0.1 million. The reserve for loan losses for the three months ended March 31, 2020 was not significant.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $77.9 million and $74.0 million as of March 31, 2020 and December 31, 2019, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $0.1 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Rental revenue is adjusted by amortization of lease inducements and above- or below-market rents on certain leases. Lease inducements and above- or below-market rents are amortized on a straight-line basis over the remaining life of the lease.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incur losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including certain receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with ASC 842. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of January 1, 2020. The Company has adopted ASU 2016-13 as of the effective date, January 1, 2020, with a cumulative effect adjustment to the opening balance of retained earnings of $0.1 million.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurements, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. The Company has adopted ASU 2018-13 as of the effective date, January 1, 2020, with no material impact to its consolidated financial statements.

Note 3. Investment Activity

During the three months ended March 31, 2020, the Company completed the acquisitions of two operating healthcare properties located in two states, for an aggregate investment of approximately $12.2 million. The Company also acquired one land parcel through conversion and satisfaction of a previously outstanding term loan. Additionally, the Company funded $6.6 million of previously committed construction loans resulting in total investment activity of approximately $19.0 million for the three months ended March 31, 2020.

Investment activity for the three months ended March 31, 2020 is summarized below:

Investment		Location	Acquisition Date	Investment Amount (in thousands)
El Paso, Texas Land	(1) (2)	El Paso, TX	January 17, 2020	$215
Westerville MOB	(1)	Westerville, OH	February 28, 2020	10,683
TOPA Fort Worth	(1) (3)	Fort Worth, TX	March 16, 2020	1,500
Loan Investments		Various	Various	6,591
				$18,989

(1)	The Company incurred an additional $0.4 million of capitalized costs on our investment activity for the three months ended March 31, 2020.

(2)	This investment was funded through the conversion and satisfaction of a previously outstanding term loan of $1.3 million and additional cash consideration of $0.2 million.

(3)	This investment was funded through the conversion and satisfaction of a previously outstanding term loan of $47.0 million and additional cash consideration of $1.5 million.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

Land	$2,527
Building and improvements	51,512
In-place lease intangibles	6,586
Above market in-place lease intangibles	118
Below market in-place lease intangibles	(669)
Right-of-use asset	444
Prepaid expenses	(771)
Receivables	316
Net assets acquired	$60,063
Acquisition credits (1)	1,027
Aggregate purchase price	$61,090

(1)	Acquisition credits consisted primarily of tenant improvements and capital expenditures received as credits at the time of acquisition.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$353,004	$(149,482)	$203,522	$346,438	$(140,937)	$205,501
Above-market leases	43,419	(17,852)	25,567	43,300	(16,856)	26,444
Leasehold interest	712	(316)	396	712	(302)	410
Right-of-use lease assets	141,428	(2,564)	138,864	129,976	(2,043)	127,933
Total	$538,563	$(170,214)	$368,349	$520,426	$(160,138)	$360,288
Liabilities
Below-market leases	$14,685	$(8,283)	$6,402	$14,054	$(7,958)	$6,096
Lease liabilities	74,687	(566)	74,121	63,665	(375)	63,290
Total	$89,372	$(8,849)	$80,523	$77,719	$(8,333)	$69,386

The following is a summary of acquired lease intangible amortization for the three month periods ended March 31, 2020 and 2019, (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization expense related to in-place leases	$8,564	$9,247
Decrease of rental income related to above-market leases	996	1,115
Decrease of rental income related to leasehold interest	15	15
Increase of rental income related to below-market leases	363	550
Decrease of operating expense related to above-market ground leases (1)	35	35
Increase in operating expense related to below-market ground leases (1)	307	304

(1)	Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases.

Future aggregate net amortization of the acquired lease intangibles as of March 31, 2020, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2020	$1,899	$26,698
2021	2,473	33,239
2022	2,021	29,367
2023	1,729	26,472
2024	1,675	23,226
Thereafter	9,764	129,263
Total	$19,561	$268,265

As of March 31, 2020, the weighted average amortization period for asset lease intangibles and liability lease intangibles is 26 and 41 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Straight line rent receivable, net	$77,874	$73,992
Note receivable	22,705	22,694
Lease inducements, net	11,140	11,415
Prepaid expenses	8,293	8,000
Leasing commissions, net	8,035	7,986
Escrows	1,976	1,886
Interest rate swap	—	4,933
Other	3,411	4,036
Total	$133,434	$134,942

Note 6. Debt

The following is a summary of debt as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Fixed interest mortgage notes (1)	$53,027	$76,897
Variable interest mortgage note (2)	6,462	6,581
Total mortgage debt	59,489	83,478
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.10%, due September 2022	160,000	339,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.32%, due June 2023 (3)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,444,489	1,647,478
Unamortized deferred financing costs	(7,086)	(7,677)
Unamortized discounts	(5,329)	(5,483)
Unamortized fair value adjustments	119	135
Total debt	$1,432,193	$1,634,453

(1)
As of March 31, 2020, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2021, 2022, and 2024, with a weighted average interest rate of 4.78%. As of December 31, 2019, fixed interest mortgage notes bear interest from 3.00% to 5.50%, due in 2020, 2021, 2022, and 2024, with a weighted average interest rate of 4.43%. The notes are collateralized by four properties with a net book value of $112.1 million as of March 31, 2020 and five properties with a net book value of $170.2 million as of December 31, 2019.

(2)
Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 3.67% and 4.50% as of March 31, 2020 and December 31, 2019, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.6 million as of March 31, 2020 and December 31, 2019.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2020, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 1.10%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2020, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of March 31, 2020, the Company had $160.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, $690.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets.

Notes Payable

As of March 31, 2020, the Company had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of March 31, 2020, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of March 31, 2020, are as follows (in thousands):

2020	$1,489
2021	8,296
2022	180,825
2023	266,008
2024	23,669
Thereafter	964,202
Total Payments	$1,444,489

As of March 31, 2020, the Company had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on consolidated indebtedness was 3.65% (based on the 30-day LIBOR rate as of March 31, 2020, of 0.92%).

For the three month periods ended March 31, 2020 and 2019, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $15.0 million and $15.7 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2020, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.32%
Effective date		7/7/2016
Maturity date		6/10/2023
Liability balance at March 31, 2020 (included in Other liabilities)		$(5,071)
Asset balance at December 31, 2019 (included in Other assets)		$4,933

(1)	1.07% effective swap rate plus 1.25% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Prepaid rent	$20,555	$21,037
Real estate taxes payable	15,724	21,483
Accrued interest	5,777	16,038
Embedded derivative	5,269	4,290
Interest rate swap	5,071	—
Accrued expenses	4,495	4,882
Security deposits	3,789	3,472
Tenant improvement allowance	2,173	2,155
Accrued incentive compensation	1,587	2,248
Contingent consideration	715	715
Other	7,790	4,918
Total	$72,945	$81,238

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

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan (“2013 Plan”), which made shares available for awards for participants. On April 30, 2019, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved the Amended and Restated Physicians Realty Trust 2013 Equity Incentive Plan. The amendment increased the number of common shares authorized for issuance under the 2013 Plan to a total of 7,000,000 common shares authorized for issuance. The 2013 Plan term was also extended to 2029.

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the three month period ended March 31, 2020, the Trust granted a total of 158,675 restricted common shares with a total value of $3.1 million to its officers and certain of its employees, which have a vesting period of one year.

A summary of the status of the Trust’s non-vested restricted common shares as of March 31, 2020 and changes during the three month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	216,877	$17.67
Granted	158,675	19.30
Vested	(168,757)	17.91
Forfeited	(405)	17.29
Non-vested at March 31, 2020	206,390	$18.73

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending March 31, 2020 and 2019, the Company recognized non-cash share compensation of $0.8 million. Unrecognized compensation expense at March 31, 2020 was $3.3 million.

Restricted Share Units

In March 2020, under the 2013 Plan, the Trust granted restricted share units at a target level of 482,646 to its officers and certain of its employees and 38,858 to its trustees. Units granted to officers and certain employees under the Company’s long term incentive plan are subject to certain performance and market conditions and a three-year service period. Units were also granted to a certain officer subject to certain timing conditions and a five-year service period. Units granted to trustees are subject to certain timing conditions and a two-year service period. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 40% of the restricted share units issued to officers and certain employees under the Company’s long term incentive plan in 2020 vest based on two certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $26.80 and $37.09 per unit for the March 2020 grant using the following assumptions:

Volatility	20.1%
Dividend assumption	reinvested
Expected term in years	2.83 years
Risk-free rate	0.84%
Share price (per share)	$19.30

The remaining 60% of the restricted share units issued to officers and certain employees under the Company’s long term incentive plan, and 100% of other restricted share units issued to a certain officer and trustees vest based upon certain performance or timing conditions. With respect to the performance conditions of the March 2020 grants, the grant date fair value of $19.30 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2020 restricted share units issued to officers and certain employees is $24.36 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2020:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	654,752		$22.99	67,297	$16.72
Granted	482,646		21.64	38,858	19.30
Vested	(173,259)	(1)	29.34	(46,335)	16.19
Non-vested at March 31, 2020	964,139		$21.17	59,820	$18.81

(1)
Restricted units vested by Company executives in 2020 resulted in the issuance of 147,765 common shares, less 65,513 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending March 31, 2020 and 2019, the Company recognized non-cash share compensation of $2.1 million and $1.8 million, respectively. Unrecognized compensation expense at March 31, 2020 was $15.3 million.

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

The Company’s derivative instruments as of March 31, 2020 consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of March 31, 2020.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable	$135,818	$138,320	$178,240	$178,095
Notes receivable	$22,705	$22,705	$22,694	$22,694
Derivative assets	$—	$—	$4,933	$4,933
Liabilities:
Credit facility	$(410,000)	$(410,000)	$(589,000)	$(589,000)
Notes payable	$(975,000)	$(1,082,468)	$(975,000)	$(1,003,385)
Mortgage debt	$(59,608)	$(58,733)	$(83,613)	$(85,110)
Derivative liabilities	$(10,340)	$(10,340)	$(4,290)	$(4,290)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2020 through 2039. As of March 31, 2020, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2020	$224,645
2021	296,531
2022	289,574
2023	281,441
2024	269,574
Thereafter	1,082,993
Total	$2,444,758

Note 12. Rent Expense

The Company leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which 81 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company has 11 corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 87 years remaining, excluding extension options, with a weighted average remaining term of 44 years.

Because the rate implicit in each lease is not readily determinable, the Company uses a rate based on its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate was 4.4% as of March 31, 2020. There are no operating leases that have not yet commenced that would have a significant impact on its consolidated balance sheets.

As of March 31, 2020, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2020	$2,530
2021	3,486
2022	3,456
2023	3,448
2024	3,431
Thereafter	172,624
Total undiscounted lease payments	$188,975
Less: Interest	(114,854)
Present value of lease liabilities	$74,121

Lease costs consisted of the following for the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
Operating lease cost	$509
Variable lease cost	250
Total lease cost	$759

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended March 31, 2020 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of March 31, 2020 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$16,865	5.6%
Northside Hospital	14,176	4.7%
UofL Health - Louisville, Inc.	11,862	4.0%
US Oncology	9,520	3.2%
Baylor Scott and White Health	7,960	2.7%
Remaining portfolio	238,672	79.8%
Total	$299,055	100.0%

ABR collected from the Company’s top five tenant relationships comprises 20.2% of its total ABR for the period ending March 31, 2020. Total ABR from CommonSpirit Health affiliated tenants totals 16.6%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of March 31, 2020 (in thousands):

State	Total ABR	Percent of ABR
Texas	$48,862	16.3%
Georgia	26,078	8.7%
Indiana	21,933	7.3%
Nebraska	18,175	6.1%
Minnesota	17,695	5.9%
Other	166,312	55.7%
Total	$299,055	100.0%

Note 14. Earnings Per Share and Earnings Per Unit

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator for earnings per share - basic:
Net income	$14,960	$11,500
Net income attributable to noncontrolling interests:
Operating Partnership	(404)	(305)
Partially owned properties	(142)	(138)
Preferred distributions	(317)	(284)
Numerator for earnings per share - basic	$14,097	$10,773
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$14,097	$10,773
Operating Partnership net income	404	305
Numerator for earnings per share - diluted	$14,501	$11,078
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	196,211,728	182,672,863
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,663,124	5,177,912
Restricted common shares	87,322	104,784
Restricted share units	880,166	541,749
Denominator for earnings per share - diluted:	202,842,340	188,497,308
Earnings per share - basic	$0.07	$0.06
Earnings per share - diluted	$0.07	$0.06

The following table shows the amounts used in computing the Operating Partnership’s basic and diluted earnings per unit (in thousands, except unit and per unit data):

	Three Months Ended March 31,
	2020	2019
Numerator for earnings per unit - basic and diluted:
Net income	$14,960	$11,500
Net income attributable to noncontrolling interests - partially owned properties	(142)	(138)
Preferred distributions	(317)	(284)
Numerator for earnings per unit - basic and diluted	$14,501	$11,078
Denominator for earnings per unit - basic and diluted:
Weighted average number of units outstanding - basic	201,874,852	187,850,775
Effect of dilutive securities:
Restricted common shares	87,322	104,784
Restricted share units	880,166	541,749
Denominator for earnings per unit - diluted	202,842,340	188,497,308
Earnings per unit - basic	$0.07	$0.06
Earnings per unit - diluted	$0.07	$0.06

Note 15. Subsequent Events

On April 15, 2020, the Company funded a $13.0 million mezzanine loan on a new construction of a healthcare company building in Columbus, Ohio. The loan bears interest at a rate of 8.5% and matures in 2024.

Since March 31, 2020, we provided the final funding of $4.6 million and substantial completion has taken place on our Denton construction loan. This 30,000 square foot cancer center in Denton, Texas is 100% leased to Physician Reliance, LLC (McKesson Corporation - Moody’s: Baa2) for 10-years. The loan includes a fixed purchase option of $15.5 million which matches the loan amount and is exercisable in May 2021. As of April 30, 2020, a Certificate of Occupancy has been received with rent commencing in May 2020. With construction substantially complete, the interest rate on the loan increases from 5.5% to 6.25%.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item IA (Risk Factors) of this report, and Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2019 Annual Report.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.7 billion as of March 31, 2020. As of March 31, 2020, our portfolio consisted of 260 healthcare properties located in 31 states with approximately 13,839,465 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 7.2 years. As of March 31, 2020, approximately 90% of the net leasable square footage of our portfolio was either on campus with a hospital or other healthcare facility or strategically affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of March 31, 2020 are from absolute and triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5% of the annualized base rent payments from our properties as of March 31, 2020 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2020, leases representing 2.2%, 4.2%, and 4.6% of leased square feet will expire in 2020, 2021, and 2022, respectively.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of March 31, 2020, owned approximately 97.3% of the OP Units. As of April 30, 2020, there were 202,559,482 common shares outstanding.

COVID-19 Pandemic Update

 The COVID-19 pandemic has had an impact on the Company and its current operations. The Company has leveraged its technological capabilities to allow its employees to effectively work from their homes, abide by their states’ “stay at home” orders, and to continue to perform their responsibilities. The Company expects this arrangement to continue until its employees can safely return to the office in accordance with applicable state and federal laws, orders, regulations, and guidance.

The COVID-19 pandemic has also had an impact on the Company’s tenants and their operations. Although a majority of our tenants are part of the healthcare industry, the COVID-19 pandemic, state and federal laws, orders, regulations, and guidance in response to the COVID-19 pandemic, and the ensuing economic conditions have adversely impacted certain of our tenants’ operations and financial performance. We have taken extraordinary measures to communicate with our tenants and to keep our facilities clean and safe. We have instituted programs to help our tenants obtain available financial and other governmental assistance. Although certain of our tenants have requested deferral of their obligations to pay rent, most have continued to pay their rent and for those who are unable to do so, we are in discussions to work out mutually satisfactory resolutions. However, we may not be able to reach a satisfactory resolution with every tenant and any such resolution may not be on terms that are favorable to us as those currently in place. We expect these trends to continue for the foreseeable future; however, a number of key markets have already resumed elective medical procedures and are working towards re-opening certain business activities. We look forward to the safe and full return of normal activities, which may be impacted by changes in patient behaviors following the pandemic, as and when permitted by federal, state, and local governments.

As of May 7, 2020, of our 260 facilities, 2 have closed due to the COVID-19 pandemic and as of April 30, 2020 we have collected 94% of April rent with concessions limited primarily to waiving late fees. Further, the vast majority of our facilities have remained open, with 93% of our overall portfolio remaining operational as of May 4, 2020. Because the effects of the COVID-19 pandemic are uncertain, there can be no assurance that there will be no additional restrictions or orders in the future, whether patients will continue to seek medical care, particularly elective or non-essential medical procedures, at the same rates prior to the COVID-19 pandemic and the resulting impact on our tenants. For further detail of the impact and the Company’s response to the COVID-19 pandemic, please refer to Part II, Item 1A (Risk Factors) of this report.

Key Transactions in First Quarter 2020

Investment Activity

During the three months ended March 31, 2020, the Company completed acquisitions of two operating healthcare properties located in two states for an aggregate quarterly cash investment of approximately $12.2 million. This includes one property that was funded through the conversion and satisfaction of a previously outstanding term loan of $47.0 million and additional cash consideration of $1.5 million. In addition, the Company acquired one land parcel through conversion and satisfaction of a previously outstanding term loan of $1.3 million and additional cash consideration of $0.2 million. The Company also funded $6.6 million of previously committed construction loans resulting in total cash investment activity of approximately $19.0 million. These transactions are detailed in Note 3 (Investment and Disposition Activity) to our consolidated financial statements included in Part I, Item 1 of this report.

Recent Developments

Quarterly Distribution

On March 19, 2020, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended March 31, 2020. The dividend was paid on April 16, 2020 to common shareholders and OP Unit holders of record as of the close of business on April 2, 2020.

Investment Activity

Since March 31, 2020, the Company funded a $13.0 million mezzanine loan on a new construction of a healthcare company building in Columbus, Ohio. The loan bears interest at a rate of 8.5% and matures in 2024. The Company also provided the final funding of $4.6 million and substantial completion has taken place on our Denton construction loan. This 30,000 square foot cancer center in Denton, Texas is 100% leased to Physician Reliance, LLC (McKesson Corporation - Moody’s: Baa2) for 10-years. The loan includes a fixed purchase option of $15.5 million which matches the loan amount and is exercisable in May 2021. As of April 30, 2020, a Certificate of Occupancy has been received with rent commencing in May 2020. With construction substantially complete, the interest rate on the loan increases from 5.5% to 6.25%.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019.

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019	Change	%
Revenues:
Rental revenues	$77,870	$77,083	$787	1.0%
Expense recoveries	24,876	26,042	(1,166)	(4.5)%
Interest income on real estate loans and other	4,682	2,243	2,439	108.7%
Total revenues	107,428	105,368	2,060	2.0%
Expenses:
Interest expense	15,626	16,269	(643)	(4.0)%
General and administrative	8,977	8,972	5	0.1%
Operating expenses	30,963	32,208	(1,245)	(3.9)%
Depreciation and amortization	36,747	36,449	298	0.8%
Total expenses	92,313	93,898	(1,585)	(1.7)%
Income before equity in (loss) income of unconsolidated entities:	15,115	11,470	3,645	31.8%
Equity in (loss) income of unconsolidated entities	(155)	30	(185)	NM
Net income	$14,960	$11,500	$3,460	30.1%
NM = Not Meaningful

Revenues

Total revenues increased $2.1 million, or 2.0%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $0.8 million, or 1.0%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Rental revenues increased primarily due to our 2020 and 2019 acquisitions which resulted in additional rental revenue of $0.2 million and $2.3 million, respectively. This was partially offset by a decrease of $2.0 million due to the properties sold during the last twelve months.

Expense recoveries. Expense recoveries decreased $1.2 million, or 4.5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Expense recoveries decreased $1.2 million due to a $1.7 million decrease in operating expenses from our existing portfolio of properties and a decline of $0.3 million in expense recoveries from properties sold in 2019. This was partially offset by our 2020 and 2019 acquisitions, which resulted in additional expense recoveries of $0.1 million and $0.2 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $2.4 million, or 108.7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase is due to additional interest income of $2.2 million as a result of the increase in the Company’s outstanding real estate loans receivable, and $0.2 million from income generated by property management services provided by the Company to assets owned by our unconsolidated PMAK Joint Venture.

Expenses

Total expenses decreased $1.6 million, or 1.7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $0.6 million, or 4.0%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Interest expense decreased from mortgage debt by $0.4 million due to mortgage payoffs and $0.3 million due to lower interest rates for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

 General and administrative. The change in general and administrative expenses for the three months ended March 31, 2020 to the three months ended March 31, 2019 is not significant.

Operating expenses. Operating expenses decreased $1.2 million, or 3.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Operating expenses decreased $0.7 million from real estate tax expense and $0.5 million from building maintenance expenses on our existing portfolio. Operating expenses also decreased $0.4 million from properties sold during 2019 which was offset by an increase of $0.5 million due to properties acquired during 2019 and 2020.

Depreciation and amortization. Depreciation and amortization increased $0.3 million, or 0.8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Depreciation and amortization increased by $0.2 million and $1.2 million from properties purchased in 2020 and 2019, respectively. This was offset by a decrease of $0.9 million from properties sold in 2019 and $0.2 million from our existing properties acquired prior to 2019.

Equity in (loss) income of unconsolidated entities. The change in equity in (loss) income from unconsolidated entities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is not significant.

Cash Flows

Three months ended March 31, 2020 compared to the three months ended March 31, 2019.

	2020	2019
Cash provided by operating activities	$34,858	$26,427
Cash used in investing activities	(22,076)	(37,666)
Cash used in financing activities	(12,525)	(2,874)
Increase (decrease) in cash and cash equivalents	$257	$(14,113)

Cash flows from operating activities. Cash flows provided by operating activities was $34.9 million during the three months ended March 31, 2020 compared to $26.4 million during the three months ended March 31, 2019, representing an increase of $8.4 million. The increase in cash flows provided by operating activities is primarily due to the timing of our accounts payable and other liabilities and an increase in distribution from unconsolidated entities.

Cash flows from investing activities. Cash flows used in investing activities was $22.1 million during the three months ended March 31, 2020 compared to $37.7 million during the three months ended March 31, 2019, representing a change of $15.6 million. The decrease in cash flows used in investing activities was primarily attributable to the decrease of $14.1 million associated with the net issuance of real estate loans and a $1.2 million decrease in cash spent on acquisition activity and capital expenditures on existing investment properties over the prior period.

Cash flows from financing activities. Cash flows used in financing activities was $12.5 million during the three months ended March 31, 2020 compared to $2.9 million during the three months ended March 31, 2019, representing an increase of $9.7 million. The increase is primarily attributable to $200.0 million of additional net paydowns under the credit facility in 2020 compared to 2019, $15.1 million of additional payments on mortgage debt in 2020, and $1.9 million of additional dividends paid to shareholders. This was partially offset by $208.2 million of additional net proceeds from the sale of common shares pursuant to the ATM Program.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$14,960	$11,500
Earnings per share - diluted	$0.07	$0.06

Net income	$14,960	$11,500
Net income attributable to noncontrolling interests - partially owned properties	(142)	(138)
Preferred distributions	(317)	(284)
Depreciation and amortization expense	36,655	36,359
Depreciation and amortization expense - partially owned properties	(75)	(74)
Proportionate share of unconsolidated joint venture adjustments	1,700	—
FFO applicable to common shares and OP Units	$52,781	$47,363
Net change in fair value of derivative	(91)	13
Normalized FFO applicable to common shares and OP Units	$52,690	$47,376

FFO per common share and OP Unit	$0.26	$0.25
Normalized FFO per common share and OP Unit	$0.26	$0.25

Weighted average number of common shares and OP Units outstanding	202,842,340	188,497,308

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$14,960	$11,500
Normalized FFO applicable to common shares and OP Units	$52,690	$47,376

Normalized FFO applicable to common shares and OP Units	$52,690	$47,376
Non-cash share compensation expense	2,996	2,653
Straight-line rent adjustments	(3,731)	(4,762)
Amortization of acquired above/below-market leases/assumed debt	889	818
Amortization of lease inducements	290	343
Amortization of deferred financing costs	599	607
TI/LC and recurring capital expenditures	(3,060)	(4,904)
Proportionate share of unconsolidated joint venture adjustments	(187)	—
Normalized FAD applicable to common shares and OP Units	$50,486	$42,131

Net Operating Income (NOI), Cash NOI, and MOB Same-Store Cash NOI

NOI is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties and other investments before general and administrative expenses, depreciation and amortization expense, interest expense, net change in the fair value of derivative financial instruments, gain or loss on the sale of investment properties, and impairment losses, including our share of all required adjustments from our unconsolidated joint ventures. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$14,960	$11,500
General and administrative	8,977	8,972
Depreciation and amortization	36,747	36,449
Interest expense	15,626	16,269
Net change in the fair value of derivative	(91)	13
Proportionate share of unconsolidated joint venture adjustments	2,454	—
NOI	$78,673	$73,203

NOI	$78,673	$73,203
Straight-line rent adjustments	(3,731)	(4,762)
Amortization of acquired above/below-market leases	905	818
Amortization of lease inducements	290	343
Proportionate share of unconsolidated joint venture adjustments	(165)	—
Cash NOI	$75,972	$69,602

Cash NOI	$75,972	$69,602
Assets not held for all periods	(4,182)	(1,653)
LTACH & Hospital Cash NOI	(3,822)	(3,467)
Lease termination fees	(180)	(40)
Interest income and other	(3,926)	(1,595)
MOB Same-Store Cash NOI	$63,862	$62,847

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

We calculate EBITDAre in accordance with standards established by Nareit and define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, loss (gain) on dispositions, and impairment loss, including our share of all required adjustments from unconsolidated joint ventures. We define Adjusted EBITDAre, which excludes from EBITDAre non-cash share compensation expense, non-cash changes in fair value, the pro forma impact of investment activity, and other normalizing items. We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$14,960	$11,500
Depreciation and amortization	36,747	36,449
Interest expense	15,626	16,269
Proportionate share of unconsolidated joint venture adjustments	2,426	—
EBITDAre	$69,759	$64,218
Non-cash share compensation expense	2,996	2,653
Non-cash changes in fair value	(91)	13
Proforma adjustments for investment activity	(35)	—
Adjusted EBITDAre	$72,629	$66,884

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

As of March 31, 2020, we had a total of $2.6 million of cash and cash equivalents and $690.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. Assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic for a prolonged period, we believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings currently available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

Our ability to access capital in a timely and cost-effective manner is essential to the success of our business strategy as it affects our ability to satisfy existing obligations, including repayment of maturing indebtedness, and to make future investments and acquisitions. Factors such as the effects of the COVID-19 pandemic, general market conditions, interest rates, credit ratings on our debt and equity securities, expectations of our potential future earnings and cash distributions, and the market price of our common shares, each of which are beyond our control and vary or fluctuate over time, all impact our access to and cost of capital. In particular, to the extent interest rates continue to rise, we may experience a decline in the trading price of our common shares, which may impact our decision to conduct equity offerings for capital raising purposes. We would likely also experience higher borrowing costs if interest rates rise, which may also impact our decisions to incur additional indebtedness, or to engage in transactions for which we may need to fund through borrowing. We expect to continue to utilize equity and debt financings to support our future growth and investment activity.

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

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We continue to evaluate potential investments consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the investment. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management’s resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, borrowings, including under our unsecured revolving credit facility, or the proceeds from additional issuances of equity or debt securities.

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

As of March 31, 2020, the Company had $160.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, $690.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of March 31, 2020, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

ATM Program

In November 2019, the Company entered into separate Sales Agreements to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500.0 million. In accordance with the Sales Agreements, the Trust may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker.

During the quarterly period ended March 31, 2020, the Trust sold 12,352,700 common shares pursuant to the ATM Program, at a weighted average price of $19.57 per share resulting in total net proceeds of approximately $239.3 million.

As of March 31, 2020, the Trust has $227.8 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of March 31, 2020, the Company had issued 113,961 common shares under the DRIP since its inception.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the ASC, as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on February 27, 2020, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we have investments in two unconsolidated joint ventures with ownership interests of 49.0% and 12.3%. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $679.6 million (of which our proportionate share is approximately $97.1 million). See Note 2 (Summary of

Significant Accounting Policies) to our accompanying consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one embedded derivative, which is recognized as an asset on the consolidated balance sheets in other assets and is measured at fair value, and five interest rate swaps. See Note 7 (Derivatives) in Part I, Item I of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our Annual Report for further detail on our interest rate swaps.

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

Fixed Interest Rate Debt

As of March 31, 2020, our consolidated fixed interest rate debt totaled $1.0 billion, which represented 71.2% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of March 31, 2020 of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 88.5% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of March 31, 2020, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion and $1.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2020. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of March 31, 2020, our consolidated variable interest rate debt totaled $416.5 million, which represented 28.8% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 11.5% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of March 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $166.5 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of March 31, 2020 would change by approximately $1.7 million annually.

Derivative Instruments

As of March 31, 2020, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of March 31, 2020, we had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on our consolidated indebtedness was 3.65% (based on the 30-day LIBOR rate as of March 31, 2020, of 0.92%). As of March 31, 2020, we had approximately $166.5 million, or approximately 11.5%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of March 31, 2020.

Item 4.                                 Controls and Procedures

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Physicians Realty L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that as of March 31, 2020, the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s system of internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our 2019 Annual Report. Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

The following discussion of risk factors contains forward-looking statements. These risk factors and the risk factors described in Part I, Item 1A (Risk Factors) of the 2019 Annual Report may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with our consolidated and combined financial statements, and related notes, included in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below as well as the risk factors described in Part I, Item 1A (Risk Factors) of the 2019 Annual Report. Many risk factors described in our 2019 Annual Report should be interpreted as heightened risks as a result of the COVID-19 pandemic.

Risks Related To Our Business

Our business and operations may continue to be adversely affected by the global outbreak of the coronavirus (COVID-19 pandemic), or other outbreaks of pandemic disease.

The COVID-19 pandemic and the measures to prevent its spread have, and could continue to have, and any other global outbreaks of pandemic disease could have, a material adverse effect on our business, results of operations, and financial condition.

The COVID-19 pandemic has materially adversely impacted regional and global economies and financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in the United States, governmental authorities, including in many states and cities where we own properties, either directly or through joint ventures, where we have development projects, and where our principal place of business is located, have reacted by instituting measures to prevent its spread, including quarantines, social distancing mandates, restrictions on travel and “shelter-in-place” rules. In addition, some states have limited business operations to those businesses carrying out essential services. While many of our tenants that are hospitals or healthcare delivery systems are deemed essential services, certain state or other orders have discouraged or suspended the performance of elective medical procedures which has had an adverse impact on certain tenants' financial condition. These adverse economic conditions resulting from the COVID-19 pandemic, especially any downturns in the geographic areas in which we operate, and particularly in Texas, or any downturn in the healthcare industry as a whole, may lower our occupancy levels and in certain cases, have required us to agree to rental concessions. For example, some tenants have announced temporary closures of their facilities or requested rent deferral or rent abatement during this pandemic. In some cases, we may have to restructure some tenants' long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. In addition, a number of federal, state, local, and industry-initiated efforts have been enacted that could adversely affect our ability to collect rent or enforce remedies for the failure to pay rent. These restrictions and initiatives have adversely affected our business to date and may continue to do so in the future. We cannot predict if additional states and cities will implement similar restrictions or initiatives, when restrictions and initiatives currently in place will expire, if additional restrictions or initiatives will be imposed, or if these or other restrictions or initiatives will be imposed in the future and the impact on our business of any such restrictions or initiatives.

In addition, in response to an executive order issued by the Governor of Wisconsin, the majority of our employees based at our headquarters are currently working remotely. The effects of the executive order, including an extended period of remote work arrangements, could create increased vulnerability to cybersecurity breaches or incidents involving us or our third party managers, which could disrupt our business, compromise our confidential information and confidential information of third parties, including our tenants, damage our reputation, subject us to liability claims or regulatory penalties and could have an adverse effect on our business, financial condition and results of operations. In addition, we depend upon the performance of our property managers to effectively manage certain of our properties and real estate assets. Remote work arrangements and other effects of the COVID-19 pandemic could impair our and property managers' ability to effectively manage our properties, which could also adversely impact our business and results of operations.

The COVID-19 pandemic, or a future pandemic, could also have material adverse effects on our ability to successfully operate our business, our financial condition, our results of operations, and our ability to make distributions to our shareholders due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•
the reduced economic activity impacting our tenants' businesses, including a reduction in elective or non-essential medical or surgical procedures, which may have a material adverse effect on our tenant's financial condition and liquidity and may cause one or more of our tenants to be unable to pay their rent to us in full, or at all, or to otherwise seek rental concessions or modifications of their monetary obligations under their leases;

•	difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties in smaller markets;

•
reduced economic activity that could result in a recession or other prolonged adverse economic condition that could negatively impact the real estate industry, resulting in declining demand for real estate, which may affect our ability to sell any of our properties at a profit, or at all, in the future;

•	the general decline in business activity and demand for real estate transactions, which has adversely affected, and is likely to continue affecting, our ability to acquire additional properties;

•
the decline in the market price of our common shares, which could adversely impact our ability to access equity capital markets and require us to try to rely on debt financing to fund our capital needs, which may not be available on acceptable terms or at all;

•
any debt financing we may be able to secure could increase our leverage, which could place us at a competitive disadvantage compared to our competitors who have less debt, and could place us at a competitive disadvantage compared to our competitors who have debt on more favorable terms;

•
any inability to comply with covenants under our debt agreements, which could result in a default under the applicable debt agreement and could trigger a cross-default under other indebtedness, which could cause an acceleration of our indebtedness, result in a downgrade in our credit rating or negatively impact our ability to incur additional indebtedness;

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions or if a tenant at one of our properties fails to pay rent; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could impair our ability to perform critical functions and may cause a disruption in our business operations.

The extent to which the COVID-19 pandemic impacts, and will continue to impact, our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes our ability to predict the full adverse impact of the COVID-19 pandemic. If we are unable to respond and manage the impact of these events, our business, financial condition and results of operations may continue to be adversely affected.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended March 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	6,975	(1)	$18.58	N/A	N/A
February 1, 2020 - February 29, 2020	65,513	(2)	19.42	N/A	N/A
March 1, 2020 - March 31, 2020	72,718	(2)	19.30	N/A	N/A
Total	145,206		$19.32	—	—

(1)
Represents OP Units redeemed by holders in exchange for common shares of the Company and common shares repurchased by the Company to satisfy employee withholding tax obligations related to stock-based compensation.

(2)	Represents repurchased common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
10.1	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.3	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.**
31.4	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty L.P.**
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

PHYSICIANS REALTY TRUST

Date: May 8, 2020	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2020	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY L.P. By: Physicians Realty Trust, its general partner

Date: May 8, 2020	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2020	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)