Form 10-Q
period 2020-06-30
Physicians Realty Trust
filed 2020-08-07
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of Physicians Realty Trust’s common shares outstanding as of July 28, 2020 was 208,144,166.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2020

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the unknown duration and economic, operational and financial impacts of the global outbreak of a novel strain of the coronavirus (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the COVID-19 pandemic on the Company’s business;
•general economic conditions;

•adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•our failure to generate sufficient cash flows to service our outstanding indebtedness, or our ability to pay down or refinance our indebtedness;

•fluctuations in interest rates and increased operating costs;

•the availability, terms and deployment of debt and equity capital, including our unsecured revolving credit facility;

•our ability to make distributions on our common shares;

•general volatility of the market price of our common shares;
•our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•our geographic concentration in Texas causes us to be particularly exposed to downturns in the Texas economy or other changes in Texas market conditions;

•changes in our business or strategy;

•our dependence upon key personnel whose continued service is not guaranteed;

•our ability to identify, hire, and retain highly qualified personnel in the future;
•the degree and nature of our competition;

•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates, taxation of real estate investment trusts (“REITs”), and similar matters;

•defaults on or non-renewal of leases by tenants;

•decreased rental rates or increased vacancy rates;

•difficulties in identifying healthcare properties to acquire and completing acquisitions;

•competition for investment opportunities;

•any adverse effects to the business, financial position or results of operations of CommonSpirit Health, or one or more of the CommonSpirit Health-affiliated tenants, that impact the ability of CommonSpirit Health-affiliated tenants to pay us rent;

•the impact of our investments in joint ventures we have and may make in the future;

•the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•cybersecurity incidents could disrupt our business and result in the compromise of confidential information;

•our ability to operate as a public company;

•changes in healthcare laws or government reimbursement rates;

•changes in accounting principles generally accepted in the United States (“GAAP”);

•lack of or insufficient amounts of insurance;

•other factors affecting the real estate industry generally;

•our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•other factors that may materially adversely affect us, or the per share trading price of our common shares, including:

•the number of our common shares available for future issuance or sale;
•our issuance of equity securities or the perception that such issuance might occur;
•future debt;
•failure of securities analysts to publish research or reports about us or our industry; and
•securities analysts’ downgrade of our common shares or the healthcare-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the “First Quarterly Report”), and, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”).

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership and the subsidiary through which we conduct our business.

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$228,068	$225,540
Building and improvements	3,757,451	3,700,009
Tenant improvements	60,237	53,931
Acquired lease intangibles	397,011	390,450
	4,442,767	4,369,930
Accumulated depreciation	(615,775)	(540,928)
Net real estate property	3,826,992	3,829,002
Right-of-use lease assets, net	138,281	127,933
Real estate loans receivable, net	160,120	178,240
Investments in unconsolidated entities	62,682	66,137
Net real estate investments	4,188,075	4,201,312
Cash and cash equivalents	3,891	2,355
Tenant receivables, net	7,238	7,972
Other assets	134,424	134,942
Total assets	$4,333,628	$4,346,581
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$315,353	$583,323
Notes payable	968,213	967,789
Mortgage debt	58,867	83,341
Accounts payable	3,845	6,348
Dividends and distributions payable	51,211	46,272
Accrued expenses and other liabilities	83,637	81,238
Lease liabilities	73,939	63,290
Acquired lease intangibles, net	6,060	6,096
Total liabilities	1,561,125	1,837,697

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	28,421	27,900

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 208,139,470 and 189,975,396 common shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,081	1,900
Additional paid-in capital	3,270,915	2,931,921
Accumulated deficit	(595,117)	(529,194)
Accumulated other comprehensive (loss) income	(6,908)	4,321
Total shareholders’ equity	2,670,971	2,408,948
Noncontrolling interests:
Operating Partnership	72,715	71,697
Partially owned properties	396	339
Total noncontrolling interests	73,111	72,036
Total equity	2,744,082	2,480,984
Total liabilities and equity	$4,333,628	$4,346,581
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$79,801	$68,303	$157,671	$145,386
Expense recoveries	24,952	24,171	49,828	50,213
Interest income on real estate loans and other	4,313	2,429	8,995	4,672
Total revenues	109,066	94,903	216,494	200,271
Expenses:
Interest expense	14,197	16,053	29,823	32,322
General and administrative	8,242	7,676	17,219	16,648
Operating expenses	31,029	30,636	61,992	62,844
Depreciation and amortization	37,045	36,285	73,792	72,734
Total expenses	90,513	90,650	182,826	184,548
Income before equity in (loss) income of unconsolidated entities and gain on sale of investment properties, net:	18,553	4,253	33,668	15,723
Equity in (loss) income of unconsolidated entities	(109)	30	(264)	60
Gain on sale of investment properties, net	—	3,033	—	3,033
Net income	18,444	7,316	33,404	18,816
Net income attributable to noncontrolling interests:
Operating Partnership	(476)	(200)	(880)	(505)
Partially owned properties (1)	(148)	(136)	(290)	(274)
Net income attributable to controlling interest	17,820	6,980	32,234	18,037
Preferred distributions	(317)	(294)	(634)	(578)
Net income attributable to common shareholders	$17,503	$6,686	$31,600	$17,459
Net income per share:
Basic	$0.09	$0.04	$0.16	$0.09
Diluted	$0.09	$0.04	$0.16	$0.09
Weighted average common shares:
Basic	203,692,604	185,239,471	199,952,166	183,963,257
Diluted	210,405,776	190,815,892	206,699,177	189,699,284

Dividends and distributions declared per common share and OP Unit	$0.23	$0.23	$0.46	$0.46
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,444	$7,316	$33,404	$18,816
Other comprehensive loss:
Change in fair value of interest rate swap agreements, net	(1,243)	(5,558)	(11,229)	(9,034)
Total other comprehensive loss	(1,243)	(5,558)	(11,229)	(9,034)
Comprehensive income	17,201	1,758	22,175	9,782
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(450)	(35)	(582)	(245)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(148)	(136)	(290)	(274)
Comprehensive income attributable to common shareholders	$16,603	$1,587	$21,303	$9,263

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,900	$2,931,921	$(529,194)	$4,321	$2,408,948	$71,697	$339	$72,036	$2,480,984
Cumulative effect of changes in accounting standards	—	(147)	—	—	(147)	—	—	—	(147)
Net proceeds from sale of common shares	124	239,108	—	—	239,232	—	—	—	239,232
Restricted share award grants, net	2	245	(448)	—	(201)	—	—	—	(201)
Purchase of OP Units	—	—	—	—	—	(93)	—	(93)	(93)
Dividends/distributions declared	—	—	(46,636)	—	(46,636)	(1,275)	—	(1,275)	(47,911)
Preferred distributions	—	—	(317)	—	(317)	—	—	—	(317)
Distributions	—	—	—	—	—	—	(41)	(41)	(41)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	581	(1,561)	—	(980)	—	—	—	(980)
Change in fair value of interest rate swap agreements	—	—	—	(9,986)	(9,986)	—	—	—	(9,986)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,038)	—	—	(2,038)	2,038	—	2,038	—
Net income	—	—	14,414	—	14,414	404	67	471	14,885
Balance as of March 31, 2020	$2,026	$3,169,670	$(563,742)	$(5,665)	$2,602,289	$72,771	$365	$73,136	$2,675,425
Net proceeds from sale of common shares	55	99,450	—	—	99,505	—	—	—	99,505
Restricted share award grants, net	—	3,017	(791)	—	2,226	—	—	—	2,226
Purchase of OP Units	—	—	—	—	—	(67)	—	(67)	(67)
Dividends/distributions declared	—	—	(47,924)	—	(47,924)	(1,271)	—	(1,271)	(49,195)
Preferred distributions	—	—	(317)	—	(317)	—	—	—	(317)
Distributions	—	—	—	—	—	—	(42)	(42)	(42)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(416)	(163)	—	(579)	—	—	—	(579)
Change in fair value of interest rate swap agreements	—	—	—	(1,243)	(1,243)	—	—	—	(1,243)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(806)	—	—	(806)	806	—	806	—
Net income	—	—	17,820	—	17,820	476	73	549	18,369
Balance as of June 30, 2020	$2,081	$3,270,915	$(595,117)	$(6,908)	$2,670,971	$72,715	$396	$73,111	$2,744,082

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$33,404	$18,816
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	73,792	72,734
Amortization of deferred financing costs	1,194	1,206
Amortization of lease inducements and above/below-market lease intangibles	2,384	2,354
Straight-line rental revenue/expense	(7,006)	(2,801)
Amortization of discount on unsecured senior notes	311	298
Amortization of above market assumed debt	(31)	(31)
Gain on sale of investment properties, net	—	(3,033)
Equity in loss (income) of unconsolidated entities	264	(60)
Distributions from unconsolidated entities	3,329	59
Change in fair value of derivative	14	(1)
Provision for bad debts	5	2,130
Non-cash share compensation	6,047	5,338
Change in operating assets and liabilities:
Tenant receivables	(738)	(1,359)
Other assets	(3,369)	1,802
Accounts payable	(2,503)	1,603
Accrued expenses and other liabilities	633	(2,841)
Net cash provided by operating activities	107,730	96,214
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	—	12,028
Acquisition of investment properties, net	(12,378)	(23,007)
Escrowed cash - acquisition deposits/earnest deposits	(210)	—
Capital expenditures on investment properties	(11,803)	(22,702)
Investment in real estate loans receivable	(29,822)	(27,056)
Repayment of real estate loans receivable	944	350
Leasing commissions	(898)	(1,272)
Lease inducements	—	(8)
Net cash used in investing activities	(54,167)	(61,667)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	338,737	49,336
Proceeds from credit facility borrowings	156,000	115,000
Repayment of credit facility borrowings	(425,000)	(111,000)
Principal payments on mortgage debt	(24,480)	(9,313)
Debt issuance costs	(13)	(25)
Dividends paid - shareholders	(90,854)	(84,837)
Distributions to noncontrolling interests - Operating Partnership	(2,550)	(2,325)
Preferred distributions paid - OP Unit holder	(634)	(569)
Distributions to noncontrolling interests - partially owned properties	(360)	(297)
Payments of employee taxes for withheld stock-based compensation shares	(2,713)	(1,973)
Purchase of OP Units	(160)	(822)
Net cash used in financing activities	(52,027)	(46,825)
Net increase (decrease) in cash and cash equivalents	1,536	(12,278)
Cash and cash equivalents, beginning of period	2,355	19,161
Cash and cash equivalents, end of period	$3,891	$6,883
Supplemental disclosure of cash flow information - interest paid during the period	$28,660	$31,026
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(11,229)	$(9,034)
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$—	$8,349
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2020, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

The Trust contributed the net proceeds from the IPO to Physicians Realty L.P, a Delaware limited partnership (the “Operating Partnership”), and is the sole general partner of the Operating Partnership. The Trust’s operations are conducted through the Operating Partnership and wholly-owned and majority-owned subsidiaries of the Operating Partnership. The Trust, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership.

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

During the quarterly periods ended March 31, 2020 and June 30, 2020, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2020	12,352,700	$19.57	$239,337
Quarterly period ended June 30, 2020	5,543,066	18.07	99,138
Year to date	17,895,766	$19.11	$338,475

As of June 30, 2020, the Trust has $127.6 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2020 and 2019 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on February 27, 2020. Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations. Except for the changes made as a result of the recently adopted accounting pronouncements discussed in this Note, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of June 30, 2020, the Trust held a 97.4% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

In connection with the Hazelwood Medical Commons Transaction that occurred on January 9, 2018, there were 116,110 Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”) outstanding, with an embedded derivative value of $5.2 million as of June 30, 2020.

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

Dividends and Distributions

On June 18, 2020, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended June 30, 2020. The dividend was paid on July 17, 2020 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on July 2, 2020.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company did not record any impairment charges in the three and six month periods ended June 30, 2020 or 2019.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of 13 mezzanine loans, two construction loans, and two term loans as of June 30, 2020. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loans are secured by mortgages on the land and the improvements as constructed. In accordance with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”) on January 1, 2020, the Company adjusted the opening balance of retained earnings by $0.1 million. The reserve for loan losses was $0.1 million as of June 30, 2020.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $81.4 million and $74.0 million as of June 30, 2020 and December 31, 2019, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $0.1 million and $9.0 million for the six months ended June 30, 2020 and 2019, respectively.

Rental revenue is adjusted by amortization of lease inducements and above- or below-market rents on certain leases. Lease inducements and above- or below-market rents are amortized on a straight-line basis over the remaining life of the lease term.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incur losses as required previously by the other-than-temporary impairment model. ASU 2016-13 applies to most financial assets measured at amortized cost and certain other instruments, including certain receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19 also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with ASC 842. The Company has adopted ASU 2016-13 as of the effective date, January 1, 2020, with a cumulative effect adjustment to the opening balance of retained earnings of $0.1 million.

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

Note 3. Investment Activity

During the six months ended June 30, 2020, the Company completed the acquisitions of two operating healthcare properties located in two states, for an aggregate investment of approximately $12.2 million, excluding the conversion and satisfaction of a previously outstanding term loan of $47.0 million, and paid $0.5 million of additional purchase consideration on one property under an earn-out agreement. The Company also acquired one land parcel through conversion and satisfaction of a previously outstanding term loan for $0.2 million. Additionally, the Company funded one mezzanine loan for $13.0 million and $16.8 million of previous construction loan commitments, which includes the final funding on the Denton construction loan, resulting in total investment activity of approximately $42.7 million for the six months ended June 30, 2020.

Investment activity for the three months ended June 30, 2020 included funding one mezzanine loan for $13.0 million and $10.2 million of previous construction loan commitments, which includes the final funding on the Denton construction loan. Additionally, the Company paid $0.5 million of additional purchase consideration on one property under an earn-out agreement resulting in total investment activity of $23.7 million for the three months ended June 30, 2020.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$2,527	$—	$2,527
Building and improvements	51,512	493	52,005
In-place lease intangibles	6,586	—	6,586
Above market in-place lease intangibles	118	—	118
Below market in-place lease intangibles	(669)	—	(669)
Right-of-use asset	444	—	444
Prepaid expenses	(771)	—	(771)
Receivables	316	—	316
Net assets acquired	$60,063	$493	$60,556
Acquisition credits (1)	1,027	—	1,027
Aggregate purchase price	$61,090	$493	$61,583
(1)Acquisition credits consisted primarily of tenant improvements and capital expenditures received as credits at the time of acquisition.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$352,880	$(157,895)	$194,985	$346,438	$(140,937)	$205,501
Above-market leases	43,419	(18,820)	24,599	43,300	(16,856)	26,444
Leasehold interest	712	(331)	381	712	(302)	410
Right-of-use lease assets	141,435	(3,154)	138,281	129,976	(2,043)	127,933
Total	$538,446	$(180,200)	$358,246	$520,426	$(160,138)	$360,288
Liabilities
Below-market leases	$14,685	$(8,625)	$6,060	$14,054	$(7,958)	$6,096
Lease liabilities	74,693	(754)	73,939	63,665	(375)	63,290
Total	$89,378	$(9,379)	$79,999	$77,719	$(8,333)	$69,386

The following is a summary of acquired lease intangible amortization for the three and six month periods ended June 30, 2020 and 2019, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense related to in-place leases	$8,537	$9,001	$17,102	$18,248
Decrease of rental income related to above-market leases	967	1,101	1,964	2,216
Decrease of rental income related to leasehold interest	15	15	30	30
Increase of rental income related to below-market leases	342	529	705	1,079
Decrease of operating expense related to above-market ground leases (1)	35	35	70	70
Increase in operating expense related to below-market ground leases (1)	309	304	616	607
(1)Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases.

Future aggregate net amortization of the acquired lease intangibles as of June 30, 2020, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2020	$1,258	$17,829
2021	2,473	33,224
2022	2,021	29,353
2023	1,729	26,458
2024	1,675	23,212
Thereafter	9,764	129,251
Total	$18,920	$259,327

As of June 30, 2020, the weighted average remaining amortization period for asset lease intangibles and liability lease intangibles is 26 and 41 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Straight line rent receivable, net	$81,381	$73,992
Notes receivable, net	21,688	22,694
Lease inducements, net	10,866	11,415
Leasing commissions, net	8,286	7,986
Prepaid expenses	6,712	8,000
Escrows	1,926	1,886
Interest rate swap	—	4,933
Other	3,565	4,036
Total	$134,424	$134,942

Note 6. Debt

The following is a summary of debt as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Fixed interest mortgage notes (1)	$52,656	$76,897
Variable interest mortgage note (2)	6,343	6,581
Total mortgage debt	58,999	83,478
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 1.10%, due September 2022	70,000	339,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.32%, due June 2023 (3)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,353,999	1,647,478
Unamortized deferred financing costs	(6,497)	(7,677)
Unamortized discounts	(5,173)	(5,483)
Unamortized fair value adjustments	104	135
Total debt	$1,342,433	$1,634,453
(1)As of June 30, 2020, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2021, 2022, and 2024, with a weighted average interest rate of 4.78%. As of December 31, 2019, fixed interest mortgage notes bear interest from 3.00% to 5.50%, due in 2020, 2021, 2022, and 2024, with a weighted average interest rate of 4.43%. The notes are collateralized by four properties with a net book value of $111.3 million as of June 30, 2020 and five properties with a net book value of $170.2 million as of December 31, 2019.
(2)Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 2.93% and 4.50% as of June 30, 2020 and December 31, 2019, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.6 million as of June 30, 2020 and December 31, 2019.
(3)The Trust’s borrowings under the term loan feature of the Credit Agreement bear interest at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.25%. The Trust has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2020, the Trust had an investment grade rating of Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 1.10%. The Credit Agreement includes a facility fee equal to 0.25% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2020, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of June 30, 2020, the Company had $70.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $780.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of June 30, 2020, the Company had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of June 30, 2020, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of June 30, 2020, are as follows (in thousands):

2020	$999
2021	8,296
2022	90,825
2023	266,008
2024	23,669
Thereafter	964,202
Total Payments	$1,353,999

As of June 30, 2020, the Company had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on consolidated indebtedness was 3.72% (based on the 30-day LIBOR rate as of June 30, 2020, of 0.18%).

For the three month periods ended June 30, 2020 and 2019, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $13.6 million and $15.5 million, respectively. For the six month periods ending June 30, 2020 and 2019, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $28.6 million and $31.1 million, respectively.

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

When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. As a result of the Company’s adoption of ASU 2017-12 as of January 1, 2019, the entire change in the fair value of its derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Additionally, as a result of the adoption ASU 2017-12, the Company no longer discloses the ineffective portion of the change in fair value of its derivatives financial instruments designated as hedges.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2020, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.32%
Effective date		7/7/2016
Maturity date		6/10/2023
Liability balance at June 30, 2020 (included in Other liabilities)		$(6,331)
Asset balance at December 31, 2019 (included in Other assets)		$4,933
(1)1.07% effective swap rate plus 1.25% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Real estate taxes payable	$18,656	$21,483
Accrued interest	16,001	16,038
Prepaid rent	15,878	21,037
Interest rate swap	6,331	—
Embedded derivative	5,201	4,290
Accrued expenses	4,324	4,882
Security deposits	3,689	3,472
Accrued incentive compensation	3,594	2,248
Tenant improvement allowances	1,996	2,155
Contingent consideration	715	715
Other	7,252	4,918
Total	$83,637	$81,238

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the six month period ended June 30, 2020, the Trust granted a total of 190,418 restricted common shares with a total value of $3.6 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2020 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	216,877	$17.67
Granted	190,418	19.00
Vested	(189,642)	17.81
Forfeited	(405)	17.29
Non-vested at June 30, 2020	217,248	$18.72

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending June 30, 2020 and 2019, the Company recognized non-cash share compensation of $0.9 million and $0.8 million, respectively. For the six month periods ending June 30, 2020 and 2019, the Company recognized non-cash share compensation of $1.7 million and $1.6 million, respectively. Unrecognized compensation expense at June 30, 2020 was $3.1 million.
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

The remaining 60% of the restricted share units issued to officers and certain employees under the Company’s long term incentive plan, and 100% of other restricted share units issued to a certain officer and trustees vest based upon certain performance or timing conditions. With respect to the performance and timing conditions of the March 2020 grants, the grant date fair value of $19.30 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2020 restricted share units issued to officers and certain employees is $24.36 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2020:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	654,752		$22.99	67,297	$16.72
Granted	482,646		21.64	38,858	19.30
Vested	(173,259)	(1)	29.34	(46,335)	16.19
Non-vested at June 30, 2020	964,139		$21.17	59,820	$18.81
(1)Restricted units vested by Company executives in 2020 resulted in the issuance of 147,765 common shares, less 65,513 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending June 30, 2020 and 2019, the Company recognized non-cash share compensation of $2.2 million and $1.8 million, respectively. For the six month periods ending June 30, 2020 and 2019, the Company recognized non-cash share compensation of $4.3 million and $3.6 million, respectively. Unrecognized compensation expense at June 30, 2020 was $14.0 million.

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

The Company’s derivative instruments as of June 30, 2020 consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of June 30, 2020.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$160,120	$163,167	$178,240	$178,095
Notes receivable, net	$21,688	$21,688	$22,694	$22,694
Derivative assets	$—	$—	$4,933	$4,933
Liabilities:
Credit facility	$(320,000)	$(320,000)	$(589,000)	$(589,000)
Notes payable	$(975,000)	$(1,085,238)	$(975,000)	$(1,003,385)
Mortgage debt	$(59,103)	$(59,525)	$(83,613)	$(85,110)
Derivative liabilities	$(11,532)	$(11,532)	$(4,290)	$(4,290)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2020 through 2039. As of June 30, 2020, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2020	$150,787
2021	299,061
2022	292,103
2023	283,925
2024	272,040
Thereafter	1,094,750
Total	$2,392,666

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

Because the rate implicit in each lease is not readily determinable, the Company uses a rate based on its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate was 4.4% as of June 30, 2020. There are no operating leases that have not yet commenced that would have a significant impact on its consolidated balance sheets.

As of June 30, 2020, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2020	$1,519
2021	3,489
2022	3,456
2023	3,448
2024	3,431
Thereafter	172,624
Total undiscounted lease payments	$187,967
Less: Interest	(114,028)
Present value of lease liabilities	$73,939

Lease costs consisted of the following for the six months ended June 30, 2020 (in thousands):

Operating lease cost	$1,090
Variable lease cost	499
Total lease cost	$1,589

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended June 30, 2020 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of June 30, 2020 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$17,164	5.7%
Northside Hospital	14,519	4.8%
UofL Health - Louisville, Inc.	12,151	4.0%
US Oncology	9,725	3.2%
Baylor Scott and White Health	7,960	2.7%
Remaining portfolio	239,015	79.6%
Total	$300,534	100.0%

ABR collected from the Company’s top five tenant relationships comprises 20.4% of its total ABR for the period ending June 30, 2020. Total ABR from CommonSpirit Health affiliated tenants totals 16.9%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of June 30, 2020 (in thousands):

State	Total ABR	Percent of ABR
Texas	$49,025	16.3%
Georgia	25,519	8.5%
Indiana	21,908	7.3%
Nebraska	18,476	6.2%
Minnesota	17,862	5.9%
Other	167,744	55.8%
Total	$300,534	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for earnings per share - basic:
Net income	$18,444	$7,316	$33,404	$18,816
Net income attributable to noncontrolling interests:
Operating Partnership	(476)	(200)	(880)	(505)
Partially owned properties	(148)	(136)	(290)	(274)
Preferred distributions	(317)	(294)	(634)	(578)
Numerator for earnings per share - basic	$17,503	$6,686	$31,600	$17,459
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$17,503	$6,686	$31,600	$17,459
Operating Partnership net income	476	200	880	505
Numerator for earnings per share - diluted	$17,979	$6,886	$32,480	$17,964
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	203,692,604	185,239,471	199,952,166	183,963,257
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,660,952	5,478,242	5,662,038	5,328,906
Restricted common shares	10,268	41,551	63,068	84,604
Restricted share units	1,041,952	56,628	1,021,905	322,517
Denominator for earnings per share - diluted:	210,405,776	190,815,892	206,699,177	189,699,284
Earnings per share - basic	$0.09	$0.04	$0.16	$0.09
Earnings per share - diluted	$0.09	$0.04	$0.16	$0.09

Note 15. Subsequent Events

Since June 30, 2020, the Company has funded an additional $1.3 million on a previous construction loan commitment.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item IA (Risk Factors) of this report and our First Quarterly Report, and Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2019 Annual Report.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.7 billion as of June 30, 2020. As of June 30, 2020, our portfolio consisted of 260 healthcare properties located in 31 states with approximately 13,858,463 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 7.1 years. As of June 30, 2020, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from these healthcare providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of June 30, 2020 are from absolute and triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5% of the annualized base rent payments from our properties as of June 30, 2020 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%, with an annual weighted average rent escalator of approximately 2.4%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2020, leases representing 1.5%, 4.2%, and 4.5% of leased square feet will expire in 2020, 2021, and 2022, respectively.

We intend to grow our portfolio of high-quality healthcare properties leased to physicians, hospitals, healthcare delivery systems, and other healthcare providers primarily through acquisitions of existing healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new healthcare facilities through joint venture or fee arrangements with healthcare real estate developers or health system development professionals. Generally, we only expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers and healthcare delivery systems that offer need-based healthcare services in sustainable healthcare markets. We focus our investment activity on medical office buildings and ambulatory surgery centers.

We believe that trends such as shifting consumer preferences, limited space in hospitals, the desire of patients and healthcare providers to limit non-essential services provided in a hospital setting, and cost considerations continue to drive the industry towards performing more procedures in off-campus outpatient facilities versus the hospital setting. As these trends continue, we believe that demand for medical office buildings and similar healthcare properties away from hospital settings and in convenient locations to patients will continue to rise. We intend to pursue this trend and seek off-campus properties consistent with our investment philosophy and strategies.

We may in the longer term invest opportunistically in specialty hospitals, life science facilities, assisted living, independent senior living facilities, and senior housing properties, including skilled nursing. Consistent with our qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services, and in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of June 30, 2020, owned approximately 97.4% of the OP Units. As of July 28, 2020, there were 208,144,166 common shares outstanding.

COVID-19 Pandemic Update

The COVID-19 pandemic has had an impact on the Company and its current operations and the Company continues to closely monitor the impact on all aspects of its business, including the impact on its tenants. The Company has leveraged its technological capabilities to allow its employees to effectively work from their homes, abide by their states’ “stay at home” orders, and to continue to perform their responsibilities. The Company expects this arrangement to continue until its employees can safely return to the office in accordance with applicable state and federal laws, orders, regulations, and guidance.

The COVID-19 pandemic has also had an impact on the Company’s tenants and their operations. Although a majority of our tenants are part of the healthcare industry, the COVID-19 pandemic, state and federal laws, orders, regulations, and guidance in response to the COVID-19 pandemic, and the ensuing economic conditions have adversely impacted certain of our tenants’ operations and financial performance. We have taken extraordinary measures to communicate with our tenants and to keep our facilities clean and safe. We have instituted programs to help our tenants obtain available financial and other governmental assistance. Although certain of our tenants have requested deferral of their obligations to pay rent, most have continued to pay their rent and for those who are unable to do so, we are in discussions to work out mutually satisfactory resolutions. However, we may not be able to reach a satisfactory resolution with every tenant and any such resolution may not be on terms that are favorable to us as those currently in place. We expect these trends to continue for the foreseeable future. While a number of key markets have resumed allowing healthcare providers to provide elective medical procedures and have reopened certain business activities, the timing of a safe and full return of normal activities may be impacted by changes in patient behaviors during and following the pandemic and may be restricted by federal, state, and local governments, as well as affiliated healthcare providers.

An increase in COVID-19 cases in certain areas of the country, particularly in the southeastern and southwestern states where a significant number of our properties are located, has resulted in the imposition of additional restrictions by state and local governments. Further restrictions may include the shutdown or limitations on healthcare providers ability to perform elective medical procedures. In light of the various uncertainties and changing developments relating to the COVID-19 pandemic, we are unable to predict its impact on the Company and its current operations at this time.

As of August 3, 2020, all of our facilities are open and operational and we have collected 98% of second quarter billings with concessions limited primarily to waiving late fees. Because the effects of the COVID-19 pandemic are uncertain, there can be no assurance that there will be no additional restrictions or orders in the future, whether patients will continue to seek medical care, particularly elective medical procedures that can be deferred, at the same rates prior to the COVID-19 pandemic and the resulting impact on our tenants. For further detail of the impact and the Company’s response to the COVID-19 pandemic, please refer to Part II, Item 1A (Risk Factors) of this report.

Key Transactions in Second Quarter 2020

Investment Activity

During the three months ended June 30, 2020, the Company completed funding of one mezzanine loan for $13.0 million and $10.2 million of previous construction loan commitments, which includes the final funding on the Denton construction loan. Additionally, the Company paid $0.5 million of additional purchase consideration on one property under an earn-out agreement resulting in total investment activity of $23.7 million.

Recent Developments

Quarterly Distribution

On June 18, 2020, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended June 30, 2020. The dividend was paid on July 17, 2020 to common shareholders and OP Unit holders of record as of the close of business on July 2, 2020.

Investment Activity

Since June 30, 2020, the Company has funded an additional $1.3 million on a previous construction loan commitment.

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	2020	2019	Change	%
Revenues:
Rental revenues	$79,801	$68,303	$11,498	16.8%
Expense recoveries	24,952	24,171	781	3.2%
Interest income on real estate loans and other	4,313	2,429	1,884	77.6%
Total revenues	109,066	94,903	14,163	14.9%
Expenses:
Interest expense	14,197	16,053	(1,856)	(11.6)%
General and administrative	8,242	7,676	566	7.4%
Operating expenses	31,029	30,636	393	1.3%
Depreciation and amortization	37,045	36,285	760	2.1%
Total expenses	90,513	90,650	(137)	(0.2)%
Income before equity in (loss) income of unconsolidated entities and gain on sale of investment properties, net:	18,553	4,253	14,300	336.2%
Equity in (loss) income of unconsolidated entities	(109)	30	(139)	NM
Gain on sale of investment properties, net	—	3,033	(3,033)	NM
Net income	$18,444	$7,316	$11,128	152.1%
NM = Not Meaningful

Revenues

Total revenues increased $14.2 million, or 14.9%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $11.5 million, or 16.8%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Rental revenues increased $9.3 million at our three LifeCare properties and the Foundation El Paso Surgical Hospital due to $9.4 million of write-offs in 2019. Rental revenues also increased due to our

2020 and 2019 acquisitions, which resulted in additional rental revenue of $0.8 million and $2.1 million, respectively. This was offset by a decrease of $0.8 million due to properties sold in 2019, excluding the sale of Foundation El Paso Surgical Hospital.

Expense recoveries. Expense recoveries increased $0.8 million, or 3.2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Expense recoveries increased $0.3 million due to additional operating expenses at our existing properties due to increased real estate taxes and increased janitorial expenses related to the COVID-19 pandemic. Expense recoveries had a net increase of $0.5 million as a result of our 2020 and 2019 acquisitions and 2019 dispositions.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.9 million, or 77.6%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase is due to additional interest income of $1.5 million as a result of the increase in the Company’s outstanding real estate loans receivable, and $0.3 million from income generated by property management services provided by the Company to assets owned by our unconsolidated equity interest in PMAK MOB JV REOC, LLC (“PMAK Joint Venture”).

Expenses

Total expenses decreased $0.1 million, or 0.2%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $1.9 million, or 11.6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Interest expense decreased $1.4 million due to lower interest rates and lower average balance on the credit facility and $0.4 million due to mortgage payoffs since April of 2019.

 General and administrative. General and administrative expenses increased $0.6 million, or 7.4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase is due to additional payroll and benefits of $1.3 million in 2020 and was offset by a decrease in travel of $0.5 million due to the COVID-19 pandemic.

Operating expenses. Operating expenses increased $0.4 million, or 1.3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Operating expenses increased by $0.4 million and $0.7 million due to properties acquired during 2019 and 2020, respectively. This was offset by a decrease of $0.6 million due to properties sold during 2019.

Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 2.1%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Depreciation and amortization increased by $1.1 million and $0.5 million from properties purchased in 2019 and 2020, respectively. This was offset by a decrease of $0.5 million from properties sold in 2019 and $0.3 million from our existing properties acquired prior to 2019.

Equity in (loss) income of unconsolidated entities. The change in equity in (loss) income from unconsolidated entities for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is due to our equity interest in two joint ventures in 2019.

Gain on sale of investment properties, net. We did not dispose of any properties during the three months ended June 30, 2020. During the three months ended June 30, 2019, we sold two properties with 52,943 net leasable square feet located in Florida and Washington for approximately $12.5 million, realizing a net gain of $3.0 million.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	2020	2019	Change	%
Revenues:
Rental revenues	$157,671	$145,386	$12,285	8.4%
Expense recoveries	49,828	50,213	(385)	(0.8)%
Interest income on real estate loans and other	8,995	4,672	4,323	92.5%
Total revenues	216,494	200,271	16,223	8.1%
Expenses:
Interest expense	29,823	32,322	(2,499)	(7.7)%
General and administrative	17,219	16,648	571	3.4%
Operating expenses	61,992	62,844	(852)	(1.4)%
Depreciation and amortization	73,792	72,734	1,058	1.5%
Total expenses	182,826	184,548	(1,722)	(0.9)%
Income before equity in (loss) income of unconsolidated entities and gain on sale of investment properties, net:	33,668	15,723	17,945	114.1%
Equity in (loss) income of unconsolidated entities	(264)	60	(324)	NM
Gain on sale of investment properties, net	—	3,033	(3,033)	NM
Net income	$33,404	$18,816	$14,588	77.5%

Revenues

Total revenues increased $16.2 million, or 8.1%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $12.3 million, or 8.4%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Rental revenues increased $7.7 million at our three LifeCare properties and the Foundation El Paso Surgical Hospital due to $9.4 million of write-offs in 2019. Rental revenues also increased from our 2020 and 2019 acquisitions which resulted in additional revenue of $1.0 million and $4.4 million, respectively and $1.0 million from our existing portfolio of properties. This was offset by a decrease in rental revenue of $1.7 million associated with our sold properties during 2019, excluding the sale of Foundation El Paso Surgical Hospital.

Expense recoveries. Expense recoveries decreased $0.4 million, or 0.8%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in expense recoveries primarily resulted from the properties sold in 2019 representing a decline of $0.5 million and a decrease of $1.0 million due to a $1.4 million decline in operating expenses from our existing portfolio. This was offset by an increase in expense recoveries from our 2020 and 2019 acquisitions which resulted in additional expense recoveries of $0.6 million and $0.4 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $4.3 million, or 92.5%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase is attributable to an increase in interest income of $3.7 million as a result of the increase in the Company’s outstanding real estate loans receivable. There was also an increase of $0.5 million related to income generated by property management services provided by the Company to assets owned by our unconsolidated PMAK Joint Venture.

Expenses

Total expenses decreased by $1.7 million, or 0.9%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $2.5 million, or 7.7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Interest expense decreased $1.7 million due to lower interest rates and lower average balance on the credit facility and $0.7 million due to mortgage payoffs since the beginning of 2019.

General and administrative. General and administrative expenses increased $0.6 million, or 3.4%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase is attributable to increased salaries and benefits of $1.3 million, including an increase in non-cash share compensation of $0.4 million. This is offset by a decrease in travel expenses of $0.5 million in 2020 due to the COVID-19 pandemic, $0.1 million from marketing expenses, and $0.1 million from professional fees.

Operating expenses. Operating expenses decreased $0.9 million, or 1.4%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is primarily due the decline in operating expenses from properties sold in 2019 of $1.0 million and a decline of $1.4 million in operating expenses from our existing portfolio. This was offset by an increase in operating expenses of from our 2020 and 2019 property acquisitions of $0.8 million and $0.7 million, respectively.

Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 1.5%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase is due to our 2020 and 2019 property acquisitions which resulted in additional depreciation and amortization of $0.7 million and $2.3 million, respectively. This was offset by a reduction in depreciation and amortization of $1.4 million associated with our sold properties and $0.5 million from our existing properties.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is due to our equity method investments in two joint ventures during the fourth quarter of 2019.

Gain on sale of investment properties, net. During the six months ended June 30, 2020 we did not dispose of any properties. During the six months ended June 30, 2019, we sold two properties with 52,943 net leasable square feet located in Florida and Washington for approximately $12.5 million, realizing a net gain of $3.0 million.

Cash Flows

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	2020	2019
Cash provided by operating activities	$107,730	$96,214
Cash used in investing activities	(54,167)	(61,667)
Cash used in financing activities	(52,027)	(46,825)
Increase (decrease) in cash and cash equivalents	$1,536	$(12,278)

Cash flows from operating activities. Cash flows provided by operating activities was $107.7 million during the six months ended June 30, 2020 compared to $96.2 million during the six months ended June 30, 2019, representing an increase of $11.5 million. The increase in cash flows provided by operating activities is primarily due to an increase in our rental revenues and an increase in distributions from unconsolidated entities.

Cash flows from investing activities. Cash flows used in investing activities was $54.2 million during the six months ended June 30, 2020 compared to $61.7 million during the six months ended June 30, 2019, representing a change of $7.5 million. The decrease in cash flows used in investing activities was primarily attributable to the decrease of $21.5 million in cash spent on acquisition activity and capital expenditures on existing investment properties over the prior period. This is offset by a decrease of $12.0 million in proceeds from the sale of investment properties during the six months ended June 30, 2019 and an additional $2.2 million increase from the net issuance of real estate loans in 2020 compared to 2019.

Cash flows from financing activities. Cash flows used in financing activities was $52.0 million during the six months ended June 30, 2020 compared to $46.8 million during the six months ended June 30, 2019, representing an increase of $5.2 million. The increase is primarily attributable to $273.0 million of additional net paydowns under the credit facility in 2020 compared to 2019, $15.2 million of additional payments on mortgage debt in 2020, and $6.0 million of additional dividends paid to shareholders. This was partially offset by $289.4 million of additional net proceeds from the sale of common shares pursuant to the ATM Program for the six months ended June 30, 2020.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,444	$7,316	$33,404	$18,816
Earnings per share - diluted	$0.09	$0.04	$0.16	$0.09

Net income	$18,444	$7,316	$33,404	$18,816
Net income attributable to noncontrolling interests - partially owned properties	(148)	(136)	(290)	(274)
Preferred distributions	(317)	(294)	(634)	(578)
Depreciation and amortization expense	36,951	36,194	73,606	72,553
Depreciation and amortization expense - partially owned properties	(63)	(70)	(138)	(144)
Gain on sale of investment properties, net	—	(3,033)	—	(3,033)
Proportionate share of unconsolidated joint venture adjustments	1,656	—	3,356	—
FFO applicable to common shares and OP Units	$56,523	$39,977	$109,304	$87,340
Net change in fair value of derivative	105	(14)	14	(1)
Normalized FFO applicable to common shares and OP Units	$56,628	$39,963	$109,318	$87,339

FFO per common share and OP Unit	$0.27	$0.21	$0.53	$0.46
Normalized FFO per common share and OP Unit	$0.27	$0.21	$0.53	$0.46

Weighted average number of common shares and OP Units outstanding	210,405,776	190,815,892	206,699,177	189,699,284

Normalized Funds Available for Distribution (FAD)

We define Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash share compensation expense, straight-line rent adjustments, amortization of acquired above- or below-market leases and assumed debt, amortization of lease inducements, amortization of deferred financing costs, recurring capital expenditures related to tenant improvements and leasing commissions, loan reserve adjustments, and cash payments from seller master leases and rent abatement payments, including our share of all required adjustments from unconsolidated joint ventures. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,444	$7,316	$33,404	$18,816
Normalized FFO applicable to common shares and OP Units	$56,628	$39,963	$109,318	$87,339

Normalized FFO applicable to common shares and OP Units	$56,628	$39,963	$109,318	$87,339
Non-cash share compensation expense	3,051	2,685	6,047	5,338
Straight-line rent adjustments	(3,275)	1,961	(7,006)	(2,801)
Amortization of acquired above/below-market leases/assumed debt	884	825	1,773	1,643
Amortization of lease inducements	289	337	579	680
Amortization of deferred financing costs	595	599	1,194	1,206
TI/LC and recurring capital expenditures	(4,765)	(4,266)	(7,825)	(9,170)
Loan reserve adjustments	(35)	—	(35)	—
Proportionate share of unconsolidated joint venture adjustments	(255)	—	(442)	—
Normalized FAD applicable to common shares and OP Units	$53,117	$42,104	$103,603	$84,235

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

Cash NOI is a non-GAAP financial measure which excludes from NOI straight-line rent adjustments, amortization of acquired above and below market leases, and other non-cash and normalizing items, including our share of all required adjustments from unconsolidated joint ventures. Other non-cash and normalizing items include items such as the amortization of lease inducements, loan reserve adjustments, payments received from seller master leases and rent abatements, and changes in fair value of contingent consideration. We believe that Cash NOI provides an accurate measure of the operating performance of our operating assets because it excludes certain items that are not associated with management of the properties. Additionally, we believe that Cash NOI is a widely accepted measure of comparative operating performance in the real estate community. Our use of the term Cash NOI may not be comparable to that of other real estate companies as such other companies may have different methodologies for computing this amount.

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,444	$7,316	$33,404	$18,816
General and administrative	8,242	7,676	17,219	16,648
Depreciation and amortization expense	37,045	36,285	73,792	72,734
Interest expense	14,197	16,053	29,823	32,322
Net change in the fair value of derivative	105	(14)	14	(1)
Gain on sale of investment properties, net	—	(3,033)	—	(3,033)
Proportionate share of unconsolidated joint venture adjustments	2,461	—	4,915	—
NOI	$80,494	$64,283	$159,167	$137,486

NOI	$80,494	$64,283	$159,167	$137,486
Straight-line rent adjustments	(3,275)	1,961	(7,006)	(2,801)
Amortization of acquired above/below-market leases	899	856	1,804	1,674
Amortization of lease inducements	289	337	579	680
Loan reserve adjustments	(35)	—	(35)	—
Proportionate share of unconsolidated joint venture adjustments	(266)	—	(431)	—
Cash NOI	$78,106	$67,437	$154,078	$137,039

Cash NOI	$78,106	$67,437
Assets not held for all periods	(4,666)	466
LTACH & Hospital Cash NOI	(5,497)	(2,675)
Lease termination fees	(87)	—
Interest income and other	(3,542)	(1,829)
MOB Same-Store Cash NOI	$64,314	$63,399

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,
	2020	2019
Net income	$18,444	$7,316
Depreciation and amortization expense	37,045	36,285
Interest expense	14,197	16,053
Gain on sale of investment properties, net	—	(3,033)
Proportionate share of unconsolidated joint venture adjustments	2,437	—
EBITDAre	$72,123	$56,621
Non-cash share compensation expense	3,051	2,685
Non-cash changes in fair value	105	(14)
Adjusted EBITDAre	$75,279	$59,292

Liquidity and Capital Resources

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule is effective January 4, 2021 but earlier compliance is permitted. As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

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

As of June 30, 2020, we had a total of $3.9 million of cash and cash equivalents and $780.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. Assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic for a prolonged period, we believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings currently available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. The COVID-19 pandemic has significantly impacted global economic activity and has contributed to significant volatility in the financial markets. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

As of June 30, 2020, the Company had $70.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, $780.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of June 30, 2020, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

During the quarterly periods ended March, 31, 2020 and June 30, 2020, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2020	12,352,700	$19.57	$239,337
Quarterly period ended June 30, 2020	5,543,066	18.07	99,138
Year to date	17,895,766	$19.11	$338,475

As of June 30, 2020, the Trust has $127.6 million remaining available under the ATM Program.

Dividend Reinvestment and Share Purchase Plan

In December 2014, we adopted a Dividend Reinvestment and Share Purchase Plan. Under the DRIP:

•existing shareholders may purchase additional common shares by reinvesting all or a portion of the dividends paid on their common shares and by making optional cash payments of not less than $50 and up to a maximum of $10,000 per month;
•new investors may join the DRIP by making an initial investment of not less than $1,000 and up to a maximum of $10,000; and
•once enrolled in the DRIP, participants may authorize electronic deductions from their bank account for optional cash payments to purchase additional shares.

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of June 30, 2020, the Company had issued 123,623 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we have investments in two unconsolidated joint ventures with ownership interests of 49.0% and 12.3%. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $681.2 million (of which our proportionate share is approximately $97.3 million). See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

Fixed Interest Rate Debt

As of June 30, 2020, our consolidated fixed interest rate debt totaled $1.0 billion, which represented 75.9% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of June 30, 2020 of 2.32%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 94.4% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of June 30, 2020, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion and $1.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2020. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of June 30, 2020, our consolidated variable interest rate debt totaled $326.3 million, which represented 24.1% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 5.6% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of June 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $76.3 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of June 30, 2020 would change by approximately $0.8 million annually.

Derivative Instruments

As of June 30, 2020, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of June 30, 2020, we had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on our consolidated indebtedness was 3.72% (based on the 30-day LIBOR rate as of June 30, 2020, of 0.18%). As of June 30, 2020, we had approximately $76.3 million, or approximately 5.6%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of June 30, 2020.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our 2019 Annual Report and Part II, Item 1A (Risk Factors) of our First Quarterly Report.. Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below as well as the risk factors described in Part I, Item 1A (Risk Factors) of the 2019 Annual Report and Part II, Item 1A (Risk Factors) of our First Quarterly Report. Many risk factors described in our 2019 Annual Report should be interpreted as heightened risks as a result of the COVID-19 pandemic.

Risks Related To Our Business
Our business and operations have and may continue to be adversely affected by the global outbreak of the coronavirus (COVID-19 pandemic), and may be adversely affected by other outbreaks of pandemic disease.

The COVID-19 pandemic and the measures to prevent its spread have, and could continue to have, and any other global outbreaks of pandemic disease could have, a material adverse effect on our business, results of operations, and financial condition. The extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations, including liquidity, capital and financing resources will depend on numerous evolving conditions that the Company cannot predict.

The COVID-19 pandemic has materially adversely impacted regional and global economies and financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in the United States, governmental authorities, including in many states and cities where we own properties, either directly or through joint ventures, where we have development projects, and where our principal place of business is located, have reacted by instituting measures to prevent its spread, including quarantines, social distancing mandates, restrictions on travel and “shelter-in-place” rules. In addition, some states have limited business operations to those businesses carrying out essential services and other states have begun lifting their restrictions only to impose additional restrictions and mandates in the wake of increased COVID-19 cases. For example, an increase in COVID-19 cases in certain areas of the country, particularly in the southeastern and southwestern states where a significant number of our properties are located, has resulted in the imposition of additional protocols or restrictions by state and local governments. While many of our tenants that are hospitals or healthcare delivery systems are deemed essential services, certain state or other orders have discouraged or suspended the performance of elective medical procedures which has had an adverse impact on certain tenants' financial condition. These adverse economic conditions resulting from the COVID-19 pandemic, especially any downturns in the geographic areas in which we operate, and particularly in Texas and Georgia, or any downturn in the healthcare industry as a whole, may lower our occupancy levels and in certain cases, have required us to agree to rental concessions. In some cases, we may have to restructure some tenants' long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. In addition, a number of federal, state, local, and industry-initiated efforts have been enacted that could adversely affect our ability to collect rent or enforce remedies for the failure to pay rent. These restrictions and initiatives have adversely affected our business to date and may continue to do so in the future. We cannot predict if additional states and cities will implement similar restrictions or initiatives, when restrictions and initiatives currently in place will expire, if additional restrictions or initiatives will be imposed, or if these or other restrictions or initiatives will be imposed in the future and the impact on our business of any such restrictions or initiatives.

Further, certain of our tenants have been able to secure stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act"), or other government assistance programs. There is significant uncertainty regarding whether the U.S. Congress or state governmental authorities will pass further laws providing for additional stimulus, funding or relief, and we are unable to predict whether additional stimulus measures will be enacted, whether our tenants will be eligible or will apply for any such funds, whether the funds, if available, could be used by tenants to pay rent or could affect or limit our tenants’ future operations and/or whether the funds will be sufficient for tenants’ rent and other obligations to us. There can be no assurance as to the total amount of financial and other types of assistance our tenants may receive under these programs, and we cannot predict the impact of any such future legislation on our tenants’ operations. Moreover, we are unable to assess the extent to which potential negative impacts on our tenants, and, in turn, to us, arising from the COVID-19 pandemic will be offset by amounts or benefits to be received under any government assistance programs. Any inability by our tenants to secure any such funds may impact their ability to pay their rent or other obligations to us, which could have a material adverse effect on our business, financial condition and results of operation.

In addition, in light of health and safety concerns, the majority of our employees are currently working remotely. The effects of the applicable executive orders, including an extended period of remote work arrangements, could create increased vulnerability to cybersecurity breaches or incidents involving us or our third party managers, which could disrupt our business, compromise our confidential information and confidential information of third parties, including our tenants, damage our reputation, subject us to liability claims or regulatory penalties and could have an adverse effect on our business, financial condition and results of operations. In addition, we depend upon the performance of our property managers to effectively manage certain of our properties and real estate assets. Remote work arrangements and other effects of the COVID-19 pandemic could impair our and property managers' ability to effectively manage our properties, which could also adversely impact our business and results of operations.

The COVID-19 pandemic, or a future pandemic, could also have material adverse effects on our ability to successfully operate our business, our financial condition, our results of operations, and our ability to make distributions to our shareholders due to, among other factors:

•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•the reduced economic activity impacting our tenants' businesses, including a suspension or a reduction in elective medical or surgical procedures that can be deferred, which may have a material adverse effect on our tenant's financial condition and liquidity and may cause one or more of our tenants to be unable to pay their rent to us in full, or at all, or to otherwise seek rental concessions or modifications of their monetary obligations under their leases;
•difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties in smaller markets;
•reduced economic activity that could result in a recession or other prolonged adverse economic condition that could negatively impact the real estate industry, resulting in declining demand for real estate, which may affect our ability to sell any of our properties at a profit, or at all, in the future;
•the general decline in business activity and demand for real estate transactions, which has adversely affected, and is likely to continue affecting, our ability to acquire additional properties;
•the decline in the market price of our common shares, which could adversely impact our ability to access equity capital markets and require us to try to rely on debt financing to fund our capital needs, which may not be available on acceptable terms or at all;
•any debt financing we may be able to secure could increase our leverage, which could place us at a competitive disadvantage compared to our competitors who have less debt, and could place us at a competitive disadvantage compared to our competitors who have debt on more favorable terms;
•any inability to comply with covenants under our debt agreements, which could result in a default under the applicable debt agreement and could trigger a cross-default under other indebtedness, which could cause an acceleration of our indebtedness, result in a downgrade in our credit rating or negatively impact our ability to incur additional indebtedness;

•any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions or if a tenant at one of our properties fails to pay rent; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could impair our ability to perform critical functions and may cause a disruption in our business operations.

The extent to which the COVID-19 pandemic impacts, and will continue to impact, our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic including whether there is a “second wave” or other additional periods of increased COVID-19 cases, and the availability and effectiveness of a vaccine or an effective treatment, the actions taken to contain the pandemic or mitigate its impact including mandatory closures, shelter-in-place or social distancing measures, face mask measures, travel restrictions or quarantine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes our ability to predict the full adverse impact of the COVID-19 pandemic. If we are unable to respond and manage the impact of these events, our business, financial condition and results of operations including liquidity, capital and financing resources may continue to be adversely affected.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended June 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	5,000	(1)	$13.52	N/A	N/A
May 1, 2020 - May 31, 2020	—		—	N/A	N/A
June 1, 2020 - June 30, 2020	7,720	(2)	17.52	N/A	N/A
Total	12,720		$15.95	—	—
(1)Represents OP Units redeemed by holders in exchange for common shares of the Company.
(2)Represents repurchased common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
22.1	List of Subsidiary Issuers and Guaranteed Securities
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
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

PHYSICIANS REALTY TRUST

Date: August 7, 2020	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2020	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)