Form 10-Q
period 2020-09-30
Physicians Realty Trust
filed 2020-11-06
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of Physicians Realty Trust’s common shares outstanding as of October 28, 2020 was 208,229,752.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2020

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the unknown duration and economic, operational, and financial impacts of the global outbreak of a novel strain of the coronavirus (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the COVID-19 pandemic on the Company’s business;
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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A (Risk Factors) of this report and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2020 (the “First Quarterly Report”), and June 30, 2020 (the “Second Quarterly Report” and together with the First Quarterly Report, the “2020 Quarterly Reports”), and, Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”).

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership and the subsidiary through which we conduct our business.

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$229,100	$225,540
Building and improvements	3,779,241	3,700,009
Tenant improvements	64,379	53,931
Acquired lease intangibles	399,368	390,450
	4,472,088	4,369,930
Accumulated depreciation	(652,587)	(540,928)
Net real estate property	3,819,501	3,829,002
Right-of-use lease assets, net	137,691	127,933
Real estate loans receivable, net	164,184	178,240
Investments in unconsolidated entities	61,114	66,137
Net real estate investments	4,182,490	4,201,312
Cash and cash equivalents	3,669	2,355
Tenant receivables, net	4,111	7,972
Other assets	141,694	134,942
Total assets	$4,331,964	$4,346,581
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$340,818	$583,323
Notes payable	968,432	967,789
Mortgage debt	58,375	83,341
Accounts payable	8,122	6,348
Dividends and distributions payable	51,725	46,272
Accrued expenses and other liabilities	81,153	81,238
Lease liabilities	74,018	63,290
Acquired lease intangibles, net	5,663	6,096
Total liabilities	1,588,306	1,837,697

Redeemable noncontrolling interest - Series A Preferred Units and partially owned properties	28,475	27,900

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 208,224,536 and 189,975,396 common shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,082	1,900
Additional paid-in capital	3,275,187	2,931,921
Accumulated deficit	(627,884)	(529,194)
Accumulated other comprehensive (loss) income	(6,309)	4,321
Total shareholders’ equity	2,643,076	2,408,948
Noncontrolling interests:
Operating Partnership	71,676	71,697
Partially owned properties	431	339
Total noncontrolling interests	72,107	72,036
Total equity	2,715,183	2,480,984
Total liabilities and equity	$4,331,964	$4,346,581
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$78,091	$78,820	$235,762	$224,206
Expense recoveries	26,271	26,295	76,099	76,508
Interest income on real estate loans and other	5,204	2,478	14,199	7,150
Total revenues	109,566	107,593	326,060	307,864
Expenses:
Interest expense	13,698	16,185	43,521	48,507
General and administrative	8,346	8,110	25,565	24,758
Operating expenses	32,503	31,504	94,495	94,348
Depreciation and amortization	37,952	36,614	111,744	109,348
Total expenses	92,499	92,413	275,325	276,961
Income before equity in (loss) income of unconsolidated entities and gain on sale of investment properties, net:	17,067	15,180	50,735	30,903
Equity in (loss) income of unconsolidated entities	(592)	30	(856)	90
Gain on sale of investment properties, net	—	409	—	3,442
Net income	16,475	15,619	49,879	34,435
Net income attributable to noncontrolling interests:
Operating Partnership	(425)	(434)	(1,305)	(939)
Partially owned properties (1)	(151)	(136)	(441)	(410)
Net income attributable to controlling interest	15,899	15,049	48,133	33,086
Preferred distributions	(317)	(314)	(951)	(892)
Net income attributable to common shareholders	$15,582	$14,735	$47,182	$32,194
Net income per share:
Basic	$0.07	$0.08	$0.23	$0.17
Diluted	$0.07	$0.08	$0.23	$0.17
Weighted average common shares:
Basic	208,187,129	186,328,500	202,717,190	184,760,335
Diluted	215,129,968	191,980,222	209,555,060	190,489,654

Dividends and distributions declared per common share and OP Unit	$0.23	$0.23	$0.69	$0.69
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$16,475	$15,619	$49,879	$34,435
Other comprehensive income (loss):
Change in fair value of interest rate swap agreements, net	599	(2,262)	(10,630)	(11,296)
Total other comprehensive income (loss)	599	(2,262)	(10,630)	(11,296)
Comprehensive income	17,074	13,357	39,249	23,139
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(442)	(322)	(1,024)	(567)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(151)	(136)	(441)	(410)
Comprehensive income attributable to common shareholders	$16,481	$12,899	$37,784	$22,162

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,900	$2,931,921	$(529,194)	$4,321	$2,408,948	$71,697	$339	$72,036	$2,480,984
Cumulative effect of changes in accounting standards	—	(147)	—	—	(147)	—	—	—	(147)
Net proceeds from sale of common shares	124	239,108	—	—	239,232	—	—	—	239,232
Restricted share award grants, net	2	245	(448)	—	(201)	—	—	—	(201)
Purchase of OP Units	—	—	—	—	—	(93)	—	(93)	(93)
Dividends/distributions declared	—	—	(46,636)	—	(46,636)	(1,275)	—	(1,275)	(47,911)
Preferred distributions	—	—	(317)	—	(317)	—	—	—	(317)
Distributions	—	—	—	—	—	—	(41)	(41)	(41)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	581	(1,561)	—	(980)	—	—	—	(980)
Change in fair value of interest rate swap agreements	—	—	—	(9,986)	(9,986)	—	—	—	(9,986)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,038)	—	—	(2,038)	2,038	—	2,038	—
Net income	—	—	14,414	—	14,414	404	67	471	14,885
Balance as of March 31, 2020	$2,026	$3,169,670	$(563,742)	$(5,665)	$2,602,289	$72,771	$365	$73,136	$2,675,425
Net proceeds from sale of common shares	55	99,450	—	—	99,505	—	—	—	99,505
Restricted share award grants, net	—	3,017	(791)	—	2,226	—	—	—	2,226
Purchase of OP Units	—	—	—	—	—	(67)	—	(67)	(67)
Dividends/distributions declared	—	—	(47,924)	—	(47,924)	(1,271)	—	(1,271)	(49,195)
Preferred distributions	—	—	(317)	—	(317)	—	—	—	(317)
Distributions	—	—	—	—	—	—	(42)	(42)	(42)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(416)	(163)	—	(579)	—	—	—	(579)
Change in fair value of interest rate swap agreements	—	—	—	(1,243)	(1,243)	—	—	—	(1,243)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(806)	—	—	(806)	806	—	806	—
Net income	—	—	17,820	—	17,820	476	73	549	18,369
Balance as of June 30, 2020	$2,081	$3,270,915	$(595,117)	$(6,908)	$2,670,971	$72,715	$396	$73,111	$2,744,082
Net proceeds from sale of common shares	1	1,528	—	—	1,529	—	—	—	1,529
Restricted share award grants, net	—	2,951	(493)	—	2,458	—	—	—	2,458
Purchase of OP Units	—	—	—	—	—	(355)	—	(355)	(355)
Dividends/distributions declared	—	—	(47,943)	—	(47,943)	(1,271)	—	(1,271)	(49,214)
Preferred distributions	—	—	(317)	—	(317)	—	—	—	(317)
Distributions	—	—	—	—	—	—	(41)	(41)	(41)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(45)	87	—	42	—	—	—	42
Change in fair value of interest rate swap agreements	—	—	—	599	599	—	—	—	599
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(162)	—	—	(162)	162	—	162	—
Net income	—	—	15,899	—	15,899	425	76	501	16,400
Balance as of September 30, 2020	$2,082	$3,275,187	$(627,884)	$(6,309)	$2,643,076	$71,676	$431	$72,107	$2,715,183

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$49,879	$34,435
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	111,744	109,348
Amortization of deferred financing costs	1,789	1,806
Amortization of lease inducements and above/below-market lease intangibles	3,504	3,638
Straight-line rental revenue/expense	(9,624)	(6,581)
Amortization of discount on unsecured senior notes	469	449
Amortization of above market assumed debt	(47)	(47)
Gain on sale of investment properties, net	—	(3,442)
Equity in loss (income) of unconsolidated entities	856	(90)
Distributions from unconsolidated entities	4,305	89
Change in fair value of derivative	15	—
Provision for bad debts	512	2,158
Non-cash share compensation	9,161	7,861
Net change in fair value of contingent consideration	(715)	—
Change in operating assets and liabilities:
Tenant receivables	626	(2,399)
Other assets	(6,777)	(3,808)
Accounts payable	1,774	2,805
Accrued expenses and other liabilities	(1,111)	(6,099)
Net cash provided by operating activities	166,360	140,123
Cash Flows from Investing Activities:
Proceeds on sales of investment properties	—	14,819
Acquisition of investment properties, net	(34,529)	(90,555)
Escrowed cash - acquisition deposits/earnest deposits	(150)	(1,233)
Capital expenditures on investment properties	(20,673)	(29,627)
Investment in real estate loans receivable	(32,630)	(39,001)
Repayment of real estate loans receivable	944	1,155
Leasing commissions	(1,887)	(1,953)
Lease inducements	—	(9)
Net cash used in investing activities	(88,925)	(146,404)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	340,266	101,430
Proceeds from credit facility borrowings	235,000	304,000
Repayment of credit facility borrowings	(479,000)	(250,000)
Principal payments on mortgage debt	(24,974)	(24,721)
Debt issuance costs	(63)	(75)
Dividends paid - shareholders	(138,778)	(127,511)
Distributions to noncontrolling interests - Operating Partnership	(3,821)	(3,562)
Preferred distributions paid - OP Unit holder	(951)	(862)
Contributions from noncontrolling interest	—	572
Distributions to noncontrolling interests - partially owned properties	(437)	(440)
Payments of employee taxes for withheld stock-based compensation shares	(2,848)	(2,076)
Purchase of OP Units	(515)	(911)
Net cash used in financing activities	(76,121)	(4,156)
Net increase (decrease) in cash and cash equivalents	1,314	(10,437)
Cash and cash equivalents, beginning of period	2,355	19,161
Cash and cash equivalents, end of period	$3,669	$8,724
Supplemental disclosure of cash flow information - interest paid during the period	$52,000	$56,965
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(10,630)	$(11,296)
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$—	$25,200
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2020, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

ATM Program

In November 2019, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated, in their capacity as agents and as forward sellers (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million, through the Agents (the “ATM Program”). The Sales Agreements contemplate that, in addition to the issuance and sale of the Trust’s common shares through the Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of KeyBanc Capital Markets, Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated, or one of their respective affiliates.

During the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2020	12,352,700	$19.57	$239,337
Quarterly period ended June 30, 2020	5,543,066	18.07	99,138
Quarterly period ended September 30, 2020	78,194	18.52	1,433
Year to date	17,973,960	$19.10	$339,908

As of September 30, 2020, the Trust has $126.2 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2020 and 2019 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on February 27, 2020. Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company's consolidated financial position or results of operations. Except for the changes made as a result of the recently adopted accounting pronouncements discussed in this Note, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of September 30, 2020, the Trust held a 97.4% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

In connection with the Hazelwood Medical Commons Transaction that occurred on January 9, 2018, there were 116,110 Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”) outstanding, with an embedded derivative value of $5.1 million, as of September 30, 2020.

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

Dividends and Distributions

On September 21, 2020, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended September 30, 2020. The dividend was paid on October 16, 2020 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on October 2, 2020.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company did not record any impairment charges in the three and nine month periods ended September 30, 2020 or 2019.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of 13 mezzanine loans, two construction loans, and two term loans as of September 30, 2020. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage of a related medical office building, and construction loans are secured by mortgages on the land and the improvements as constructed. In accordance with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”) on January 1, 2020, the Company adjusted the opening balance of retained earnings by $0.1 million. The reserve for loan losses was $0.2 million as of September 30, 2020.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in Other assets and were approximately $84.2 million and $74.0 million as of September 30, 2020 and December 31, 2019, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $0.4 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $9.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, the Company does not recognize operating expense or expense recoveries. Bad debt recognized as an adjustment to expense recoveries was $0.1 million for the three months ended September 30, 2020, and no bad debt was recognized for the three months ended September 30, 2019. Bad debt recognized as an adjustment to expense recoveries was $0.1 million for the nine months ended September 30, 2020 and 2019.

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

Note 3. Investment Activity

During the nine months ended September 30, 2020, the Company completed the acquisitions of three operating healthcare properties located in three states, for an aggregate investment of approximately $33.3 million, excluding the conversion and satisfaction of a previously outstanding term loan of $47.0 million. The Company also paid $1.1 million of additional purchase consideration on two properties under earn-out agreements and acquired one land parcel through conversion and satisfaction of a previously outstanding term loan for $0.2 million. Additionally, the Company funded one mezzanine loan for $13.0 million and $19.6 million of previous construction loan commitments, which includes the final funding on the Denton construction loan, resulting in total investment activity of approximately $67.2 million for the nine months ended September 30, 2020.

Investment activity for the three months ended September 30, 2020 included the acquisition of one healthcare property for a purchase price of approximately $21.1 million. The Company also funded $2.8 million of previous construction loan commitments and paid $0.6 million of additional purchase consideration under an earn-out agreement resulting in total investment activity of $24.5 million for the three months ended September 30, 2020. The Company has $5.5 million remaining on its construction loan commitments.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed during the nine months ended September 30, 2020, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$2,527	$—	$1,034	$3,561
Building and improvements	51,512	493	17,157	69,162
In-place lease intangibles	6,586	—	3,962	10,548
Above market in-place lease intangibles	118	—	—	118
Below market in-place lease intangibles	(669)	—	—	(669)
Right-of-use asset	444	—	—	444
Prepaid expenses	(771)	—	—	(771)
Receivables	316	—	—	316
Net assets acquired	$60,063	$493	$22,153	$82,709
Acquisition credits (1)	1,027	—	—	1,027
Aggregate purchase price	$61,090	$493	22,153	$83,736
(1)Acquisition credits consisted primarily of tenant improvements and capital expenditures received as credits at the time of acquisition.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$355,270	$(165,411)	$189,859	$346,438	$(140,937)	$205,501
Above-market leases	43,386	(19,741)	23,645	43,300	(16,856)	26,444
Leasehold interest	712	(346)	366	712	(302)	410
Right-of-use lease assets	141,435	(3,744)	137,691	129,976	(2,043)	127,933
Total	$540,803	$(189,242)	$351,561	$520,426	$(160,138)	$360,288
Liabilities
Below-market leases	$14,589	$(8,926)	$5,663	$14,054	$(7,958)	$6,096
Lease liabilities	74,693	(675)	74,018	63,665	(375)	63,290
Total	$89,282	$(9,601)	$79,681	$77,719	$(8,333)	$69,386

The following is a summary of acquired lease intangible amortization for the three and nine month periods ended September 30, 2020 and 2019, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense related to in-place leases	$9,088	$8,890	$26,190	$27,138
Decrease in rental income related to above-market leases	954	1,105	2,918	3,321
Decrease in rental income related to leasehold interest	15	15	45	45
Increase in rental income related to below-market leases	397	429	1,102	1,509
Decrease in operating expense related to above-market ground leases (1)	35	35	104	104
Increase in operating expense related to below-market ground leases (1)	309	306	925	913
(1)Above- and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases.

For the three and nine months ended September 30, 2020, the Company wrote off in-place lease assets of $1.7 million with accumulated amortization of $0.9 million, for a net loss of $0.8 million.

Future aggregate net amortization of acquired lease intangibles as of September 30, 2020, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2020	$639	$9,027
2021	2,488	33,315
2022	2,044	29,446
2023	1,737	26,588
2024	1,675	23,583
Thereafter	9,765	131,573
Total	$18,348	$253,532

As of September 30, 2020, the weighted average remaining amortization period for asset lease intangibles and liability lease intangibles is 27 and 41 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Straight line rent receivable, net	$84,225	$73,992
Notes receivable, net	24,102	22,694
Lease inducements, net	10,592	11,415
Prepaid expenses	8,878	8,000
Leasing commissions, net	8,868	7,986
Escrows	1,468	1,886
Interest rate swap	—	4,933
Other	3,561	4,036
Total	$141,694	$134,942

Note 6. Debt

The following is a summary of debt as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Fixed interest mortgage notes (1)	$52,280	$76,897
Variable interest mortgage note (2)	6,224	6,581
Total mortgage debt	58,504	83,478
$850 million unsecured revolving credit facility bearing variable interest, due September 2022 (3)	95,000	339,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest, due June 2023 (4)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,378,504	1,647,478
Unamortized deferred financing costs	(5,952)	(7,677)
Unamortized discounts	(5,015)	(5,483)
Unamortized fair value adjustments	88	135
Total debt	$1,367,625	$1,634,453
(1)As of September 30, 2020, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2021, 2022, and 2024, with a weighted average interest rate of 4.78%. As of December 31, 2019, fixed interest mortgage notes bear interest from 3.00% to 5.50%, due in 2020, 2021, 2022, and 2024, with a weighted average interest rate of 4.43%. The notes are collateralized by four properties with a net book value of $111.3 million as of September 30, 2020 and five properties with a net book value of $170.2 million as of December 31, 2019.
(2)Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 2.90% and 4.50% as of September 30, 2020 and December 31, 2019, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.5 million as of September 30, 2020 and $8.6 million as of December 31, 2019.
(3)As of September 30, 2020, the unsecured revolving credit facility bears variable interest of LIBOR plus 0.90%. As of December 31, 2019, the unsecured revolving credit facility had a variable interest rate of LIBOR plus 1.10%.
(4)The Trust’s borrowings under the term loan feature of the Credit Agreement bears interest at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. As of December 31, 2019, the term loan feature of the Credit Agreement bears interest at a rate equal to LIBOR + 1.25%. The Trust has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2020, the Trust had investment grade ratings of BBB from Fitch, Baa3 from Moody’s, and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.90%. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the Trust’s investment grade rating.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Pursuant to the Credit Agreement, borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for a current all-in fixed rate of 2.07%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2020, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of September 30, 2020, the Company had $95.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $755.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of September 30, 2020, the Company had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of September 30, 2020, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of September 30, 2020, are as follows (in thousands):

2020	$504
2021	8,296
2022	115,825
2023	266,008
2024	23,669
Thereafter	964,202
Total Payments	$1,378,504

As of September 30, 2020, the Company had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on consolidated indebtedness was 3.61% (based on the 30-day LIBOR rate as of September 30, 2020, of 0.15%).

For the three month periods ended September 30, 2020 and 2019, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $13.1 million and $15.6 million, respectively. For the nine month periods ending September 30, 2020 and 2019, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $41.7 million and $46.7 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2020, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. See Note 2 (Summary of Significant Accounting Policies) for a further discussion of our derivatives.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.07%
Effective date		7/7/2016
Maturity date		6/10/2023
Liability balance at September 30, 2020 (included in Other liabilities)		$(5,750)
Asset balance at December 31, 2019 (included in Other assets)		$4,933
(1)1.07% effective swap rate plus 1.00% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Real estate taxes payable	$24,708	$21,483
Prepaid rent	17,249	21,037
Accrued interest	5,771	16,038
Interest rate swap	5,750	—
Accrued incentive compensation	5,307	2,248
Embedded derivative	5,145	4,290
Accrued expenses	4,861	4,882
Security deposits	3,741	3,472
Tenant improvement allowances	1,923	2,155
Contingent consideration	—	715
Other	6,698	4,918
Total	$81,153	$81,238

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the nine month period ended September 30, 2020, the Trust granted a total of 190,418 restricted common shares with a total value of $3.6 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2020 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	216,877	$17.67
Granted	190,418	19.00
Vested	(189,642)	17.81
Forfeited	(405)	17.29
Non-vested at September 30, 2020	217,248	$18.72

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending September 30, 2020 and 2019, the Company recognized non-cash share compensation of $0.9 million. For the nine month periods ending September 30, 2020 and 2019, the Company recognized non-cash share compensation of $2.6 million and $2.5 million, respectively. Unrecognized compensation expense at September 30, 2020 was $2.2 million.
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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2020:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	654,752		$22.99	67,297	$16.72
Granted	482,646		21.64	38,858	19.30
Vested	(173,259)	(1)	29.34	(46,335)	16.19
Non-vested at September 30, 2020	964,139		$21.17	59,820	$18.81
(1)Restricted units vested by Company executives in 2020 resulted in the issuance of 147,765 common shares, less 65,513 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending September 30, 2020 and 2019, the Company recognized non-cash share compensation of $2.2 million and $1.7 million, respectively. For the nine month periods ending September 30, 2020 and 2019, the Company recognized non-cash share compensation of $6.5 million and $5.3 million, respectively. Unrecognized compensation expense at September 30, 2020 was $12.4 million.

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

The Company’s derivative instruments as of September 30, 2020 consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of September 30, 2020.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$164,184	$166,496	$178,240	$178,095
Notes receivable, net	$24,102	$24,102	$22,694	$22,694
Derivative assets	$—	$—	$4,933	$4,933
Liabilities:
Credit facility	$(345,000)	$(345,000)	$(589,000)	$(589,000)
Notes payable	$(975,000)	$(1,026,641)	$(975,000)	$(1,003,385)
Mortgage debt	$(58,592)	$(60,644)	$(83,613)	$(85,110)
Derivative liabilities	$(10,895)	$(10,895)	$(4,290)	$(4,290)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other healthcare facilities. Leases have expirations from 2020 through 2039. As of September 30, 2020, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2020	$75,918
2021	301,758
2022	294,904
2023	286,625
2024	274,479
Thereafter	1,130,003
Total	$2,363,687

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

At the inception of a new lease, the Company establishes an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we calculate a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of September 30, 2020. There are no operating leases that have not yet commenced that would have a significant impact on its consolidated balance sheets.

As of September 30, 2020, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2020	$788
2021	3,505
2022	3,458
2023	3,450
2024	3,433
Thereafter	173,006
Total undiscounted lease payments	$187,640
Less: Interest	(113,622)
Present value of lease liabilities	$74,018

Lease costs consisted of the following for the nine months ended September 30, 2020 (in thousands):

Operating lease cost	$2,054
Variable lease cost	994
Total lease cost	$3,048

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended September 30, 2020 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of September 30, 2020 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$17,227	5.7%
Northside Hospital	14,627	4.8%
UofL Health - Louisville, Inc.	12,151	4.0%
US Oncology	9,741	3.2%
Baylor Scott and White Health	7,960	2.6%
Remaining portfolio	241,470	79.7%
Total	$303,176	100.0%

ABR collected from the Company’s top five tenant relationships comprises 20.3% of its total ABR for the period ending September 30, 2020. Total ABR from CommonSpirit Health affiliated tenants totals 16.7%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of September 30, 2020 (in thousands):

State	Total ABR	Percent of ABR
Texas	$49,179	16.2%
Georgia	25,564	8.4%
Indiana	23,404	7.7%
Nebraska	18,552	6.1%
Minnesota	17,655	5.8%
Other	168,822	55.8%
Total	$303,176	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for earnings per share - basic:
Net income	$16,475	$15,619	$49,879	$34,435
Net income attributable to noncontrolling interests:
Operating Partnership	(425)	(434)	(1,305)	(939)
Partially owned properties	(151)	(136)	(441)	(410)
Preferred distributions	(317)	(314)	(951)	(892)
Numerator for earnings per share - basic	$15,582	$14,735	$47,182	$32,194
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$15,582	$14,735	$47,182	$32,194
Operating Partnership net income	425	434	1,305	939
Numerator for earnings per share - diluted	$16,007	$15,169	$48,487	$33,133
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	208,187,129	186,328,500	202,717,190	184,760,335
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,643,669	5,536,111	5,655,870	5,398,734
Restricted common shares	70,819	79,779	72,522	89,470
Restricted share units	1,228,351	35,832	1,109,478	241,115
Denominator for earnings per share - diluted:	215,129,968	191,980,222	209,555,060	190,489,654
Earnings per share - basic	$0.07	$0.08	$0.23	$0.17
Earnings per share - diluted	$0.07	$0.08	$0.23	$0.17

Note 15. Subsequent Events

Since September 30, 2020, the Company has funded an additional $5.5 million on a previous construction loan commitment, one mezzanine loan in St. Louis Park, Minnesota for $4.8 million, and one term loan in Nashville, Tennessee for $10.0 million.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part II, Item IA (Risk Factors) of this report and our 2020 Quarterly Reports, and Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2019 Annual Report.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.8 billion as of September 30, 2020. As of September 30, 2020, our portfolio consisted of 261 healthcare properties located in 31 states with approximately 13,902,652 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 6.9 years. As of September 30, 2020, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a hospital or other healthcare facility.

We receive a cash rental stream from the healthcare providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of September 30, 2020 are from absolute and triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5% of the annualized base rent payments from our properties as of September 30, 2020 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%, with an annual weighted average rent escalator of approximately 2.4%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other healthcare facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2020, leases representing 0.8%, 4.2%, and 4.6% of leased square feet will expire in 2020, 2021, and 2022, respectively.

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

We may in the longer term invest opportunistically in specialty hospitals, life science facilities, assisted living, independent senior living facilities, and senior housing properties, including skilled nursing. Consistent with our qualification as a REIT, we may also opportunistically invest in companies that provide healthcare services and in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of September 30, 2020, owned approximately 97.4% of the OP Units. As of October 28, 2020, there were 208,229,752 common shares outstanding.

COVID-19 Pandemic Update

The COVID-19 pandemic has had an impact on the Company and its current operations and the Company continues to closely monitor the impact on all aspects of its business, including the impact on its tenants. The Company has leveraged its technological capabilities to allow its employees to effectively work from their homes, abide by their states’ “stay at home” and public gathering orders and mask mandates, and to continue to perform their responsibilities. The Company expects this arrangement to continue until its employees can safely return to the office in accordance with applicable state and federal laws, orders, regulations, and guidance.

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

A recent increase in COVID-19 cases in certain areas of the country has resulted or may result in the imposition of additional restrictions by state and local governments. Further restrictions may include the shutdown or limitations on healthcare providers’ ability to perform elective medical procedures. In light of the various uncertainties and changing developments related to the COVID-19 pandemic, we are unable to predict the impact any restrictions may have on the company or the operations of its tenants.

As of November 3, 2020, all of our facilities are open and operational and we have collected or deferred 98.4% of third quarter billings. Because the effects of the COVID-19 pandemic are uncertain, there can be no assurance that there will be no additional restrictions or orders in the future, whether patients will continue to seek medical care, particularly elective medical procedures that can be deferred, at the same rates prior to the COVID-19 pandemic and the resulting impact on our tenants. For further detail of the impact and the Company’s response to the COVID-19 pandemic, please refer to Part II, Item 1A (Risk Factors) of this report.

Key Transactions in Third Quarter 2020

Investment Activity

During the three months ended September 30, 2020, the Company completed the acquisition of one healthcare property for a purchase price of approximately $21.1 million. The Company also funded $2.8 million of previous construction loan commitments and paid $0.6 million of additional purchase consideration under an earn-out agreement resulting in total investment activity of $24.5 million.

Recent Developments

Quarterly Distribution

On September 21, 2020, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended September 30, 2020. The dividend was paid on October 16, 2020 to common shareholders and OP Unit holders of record as of the close of business on October 2, 2020.

Investment Activity

Since September 30, 2020, the Company has funded an additional $5.5 million on a previous construction loan commitment, one mezzanine loan in St. Louis Park, Minnesota for $4.8 million, and one term loan in Nashville, Tennessee for $10.0 million.

3rd Quarter Collections Update

As of November 3, 2020, the Company has collected 98.4% of rent charges billed during the third quarter of 2020. Of the 1.6% not collected, 0.8% is attributable to a single tenant subject to a rent deferral promissory note in relation to unpaid rental charges through August 2020. The tenant is current on both September and October rent.

The $1.9 million note will be repaid in six monthly installments of $0.3 million beginning January 2021, which includes late fees and penalties of $0.2 million. In conjunction with the promissory note, the tenant agreed to five-year lease extensions on 67,000 square feet of tenancy across the portfolio at a 3% leasing spread with no tenant improvement package.

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	2020	2019	Change	%
Revenues:
Rental revenues	$78,091	$78,820	$(729)	(0.9)%
Expense recoveries	26,271	26,295	(24)	(0.1)%
Interest income on real estate loans and other	5,204	2,478	2,726	110.0%
Total revenues	109,566	107,593	1,973	1.8%
Expenses:
Interest expense	13,698	16,185	(2,487)	(15.4)%
General and administrative	8,346	8,110	236	2.9%
Operating expenses	32,503	31,504	999	3.2%
Depreciation and amortization	37,952	36,614	1,338	3.7%
Total expenses	92,499	92,413	86	0.1%
Income before equity in (loss) income of unconsolidated entities and gain on sale of investment properties, net:	17,067	15,180	1,887	12.4%
Equity in (loss) income of unconsolidated entities	(592)	30	(622)	NM
Gain on sale of investment properties, net	—	409	(409)	NM
Net income	$16,475	$15,619	$856	5.5%
NM = Not Meaningful

Revenues

Total revenues increased $2.0 million, or 1.8%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. An analysis of selected revenues follows.

Rental revenues. Rental revenues decreased $0.7 million, or 0.9%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Rental revenues decreased $1.2 million due to properties sold in 2019 and $1.0 million from our portfolio of properties existing prior to 2019. Rental revenues further decreased $0.7 million due to a catch-up rental payment at our three LifeCare properties during the three months ended September 30, 2019. This was offset by our 2020 and 2019 acquisitions, which resulted in additional rental revenue of $0.9 million and $1.3 million, respectively.

Expense recoveries. Expense recoveries remained approximately flat for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $2.7 million, or 110.0%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase is due to additional interest income of $1.5 million as a result of an increase in the Company’s outstanding real estate loans receivable, $0.7 million from expired earnouts, and $0.3 million from income generated by property management services provided to our unconsolidated joint ventures.

Expenses

Total expenses increased $0.1 million, or 0.1%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $2.5 million, or 15.4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease is due to a lower effective interest rate on our credit facility of $1.9 million, lower debt balances of $1.5 million, mortgage payoffs of $0.3 million, and lower credit facility fees of $0.1 million. Our weighted average effective interest rate on our credit facility was 1.3% and 3.4% for the three months ended

September 30, 2020 and 2019, respectively. This is partially offset by increases on our interest rate swap contracts of $1.4 million.

 General and administrative. General and administrative expenses increased $0.2 million, or 2.9%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase is due to additional payroll and benefits of $0.5 million. This was offset by a decrease in travel of $0.2 million due to the COVID-19 pandemic.

Operating expenses. Operating expenses increased $1.0 million, or 3.2%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Operating expenses increased by $0.8 million and $0.1 million due to properties acquired during 2020 and 2019, respectively, and $0.5 million due to a real estate tax savings in 2019. This was offset by a decrease of $0.4 million due to properties sold during 2019.

Depreciation and amortization. Depreciation and amortization increased $1.3 million, or 3.7%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Depreciation and amortization increased by $0.6 million and $0.7 million from properties purchased in 2020 and 2019, respectively, and from our existing properties acquired prior to 2019 of $0.6 million. This was partially offset by a decrease of $0.5 million from our properties sold during 2019.

Equity in (loss) income of unconsolidated entities. The change in equity in (loss) income from unconsolidated entities for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is due to our investment in two joint ventures during 2019.

Gain on sale of investment properties, net. We did not dispose of any properties during the three months ended September 30, 2020. During the three months ended September 30, 2019, we sold one property with 13,640 net leasable square feet located in Arkansas for approximately $2.8 million, realizing a gain of $0.4 million.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	2020	2019	Change	%
Revenues:
Rental revenues	$235,762	$224,206	$11,556	5.2%
Expense recoveries	76,099	76,508	(409)	(0.5)%
Interest income on real estate loans and other	14,199	7,150	7,049	98.6%
Total revenues	326,060	307,864	18,196	5.9%
Expenses:
Interest expense	43,521	48,507	(4,986)	(10.3)%
General and administrative	25,565	24,758	807	3.3%
Operating expenses	94,495	94,348	147	0.2%
Depreciation and amortization	111,744	109,348	2,396	2.2%
Total expenses	275,325	276,961	(1,636)	(0.6)%
Income before equity in (loss) income of unconsolidated entities and gain on sale of investment properties, net:	50,735	30,903	19,832	64.2%
Equity in (loss) income of unconsolidated entities	(856)	90	(946)	NM
Gain on sale of investment properties, net	—	3,442	(3,442)	NM
Net income	$49,879	$34,435	$15,444	44.8%

Revenues

Total revenues increased $18.2 million, or 5.9%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $11.6 million, or 5.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Rental revenues increased $3.9 million at our three LifeCare properties due to 2019 write-offs and 2020 rent catch-up payments. Rental revenues also increased $2.7 million at our Foundation El Paso Surgical Hospital due to write-offs in 2019. Our 2020 and 2019 acquisitions resulted in additional revenue of $1.9 million and $5.7 million, respectively. This was offset by a decrease in rental revenue of $2.9 million associated with our properties sold during 2019.

Expense recoveries. Expense recoveries decreased $0.4 million, or 0.5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in expense recoveries primarily resulted from the properties sold in 2019 representing a decrease of $0.7 million. Operating expenses from our existing portfolio also decreased by $1.3 million. This was partially offset by an increase in expense recoveries from our 2020 and 2019 acquisitions which resulted in additional expense recoveries of $1.2 million and $0.4 million, respectively.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $7.0 million, or 98.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is attributable to an increase in interest income of $5.2 million as a result of an increase in the Company’s outstanding real estate loans receivable and $1.0 million from expired earn-outs and tenant improvement income. Property management fees related to services provided by the Company to assets owned by our unconsolidated PMAK Joint Venture increased $0.8 million.

Expenses

Total expenses decreased by $1.6 million, or 0.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $5.0 million, or 10.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease is due to a lower effective interest rate on our credit facility of $5.4 million, lower debt balances of $1.8 million, mortgage payoffs of $1.0 million, and lower credit facility fees of $0.1 million. Our weighted average effective interest rate on our credit facility was 1.9% and 3.6% for the nine months ended September 30, 2020 and 2019, respectively. This is partially offset by increases on our interest rate swap contracts of $3.1 million.

General and administrative. General and administrative expenses increased $0.8 million, or 3.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is attributable to increased salaries and benefits of $1.9 million, including an increase in non-cash share compensation of $1.3 million. This is offset by decreases in 2020 travel expenses of $0.7 million due to the COVID-19 pandemic, in professional fees of $0.2 million, and in marketing expenses of $0.1 million.

Operating expenses. Operating expenses increased $0.1 million, or 0.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is primarily due 2020 property acquisitions of $1.6 million. This is offset by a decline in operating expenses from properties sold in 2019 of $1.4 million.

Depreciation and amortization. Depreciation and amortization increased $2.4 million, or 2.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is due to our 2020 and 2019 property acquisitions which resulted in additional depreciation and amortization of $1.2 million and $3.0 million, respectively. This was offset by a reduction in depreciation and amortization of $1.9 million associated with our sold properties.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is due to our equity method investments in two joint ventures during the fourth quarter of 2019.

Gain on sale of investment properties, net. During the nine months ended September 30, 2020 we did not dispose of any properties. During the nine months ended September 30, 2019, we sold three properties with 66,583 net leasable square feet located in three states for approximately $15.3 million, realizing a net gain of $3.4 million.

Cash Flows

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	2020	2019
Cash provided by operating activities	$166,360	$140,123
Cash used in investing activities	(88,925)	(146,404)
Cash used in financing activities	(76,121)	(4,156)
Increase (decrease) in cash and cash equivalents	$1,314	$(10,437)

Cash flows from operating activities. Cash flows provided by operating activities was $166.4 million during the nine months ended September 30, 2020 compared to $140.1 million during the nine months ended September 30, 2019, representing an increase of $26.2 million. The increase in cash flows provided by operating activities is primarily due to an increase in our rental revenues, interest income on real estate loans, and distributions from unconsolidated entities.

Cash flows from investing activities. Cash flows used in investing activities was $88.9 million during the nine months ended September 30, 2020 compared to $146.4 million during the nine months ended September 30, 2019, representing a change of $57.5 million. The decrease in cash flows used in investing activities was primarily attributable to the decrease in cash spent on acquisition of investment properties of $56.0 million. Cash flows used in investing activities further decreased due to the decrease in cash spent on capital expenditures on existing investment properties of $9.0 million, investments in real estate loans receivable of $6.4 million, and escrowed cash of $1.1 million compared to the prior period. These were partially offset by a decrease in proceeds from the sale of investment properties of $14.8 million.

Cash flows from financing activities. Cash flows used in financing activities was $76.1 million during the nine months ended September 30, 2020 compared to $4.2 million during the nine months ended September 30, 2019, representing an increase of $72.0 million. The increase is primarily attributable to $298.0 million of additional net paydowns under the credit facility in 2020 compared to 2019 and $11.3 million of additional dividends paid to shareholders. This was partially offset by $238.9 million of additional net proceeds from the sale of common shares pursuant to the ATM Program for the nine months ended September 30, 2020.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$16,475	$15,619	$49,879	$34,435
Earnings per share - diluted	$0.07	$0.08	$0.23	$0.17

Net income	$16,475	$15,619	$49,879	$34,435
Net income attributable to noncontrolling interests - partially owned properties	(151)	(136)	(441)	(410)
Preferred distributions	(317)	(314)	(951)	(892)
Depreciation and amortization expense	37,855	36,523	111,461	109,076
Depreciation and amortization expense - partially owned properties	(69)	(69)	(207)	(213)
Gain on sale of investment properties, net	—	(409)	—	(3,442)
Proportionate share of unconsolidated joint venture adjustments	1,876	—	5,232	—
FFO applicable to common shares and OP Units	$55,669	$51,214	$164,973	$138,554
Net change in fair value of derivative	(14)	1	—	—
Net change in fair value of contingent consideration	(715)	—	(715)	—
Normalized FFO applicable to common shares and OP Units	$54,940	$51,215	$164,258	$138,554

FFO per common share and OP Unit	$0.26	$0.27	$0.79	$0.73
Normalized FFO per common share and OP Unit	$0.26	$0.27	$0.78	$0.73

Weighted average number of common shares and OP Units outstanding	215,129,968	191,980,222	209,555,060	190,489,654

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$16,475	$15,619	$49,879	$34,435
Normalized FFO applicable to common shares and OP Units	$54,940	$51,215	$164,258	$138,554

Normalized FFO applicable to common shares and OP Units	$54,940	$51,215	$164,258	$138,554
Non-cash share compensation expense	3,114	2,523	9,161	7,861
Straight-line rent adjustments	(2,618)	(3,780)	(9,624)	(6,581)
Amortization of acquired above/below-market leases/assumed debt	816	932	2,589	2,575
Amortization of lease inducements	289	336	868	1,016
Amortization of deferred financing costs	595	600	1,789	1,806
TI/LC and recurring capital expenditures	(5,345)	(4,134)	(13,170)	(13,304)
Loan reserve adjustments	138	—	103	—
Proportionate share of unconsolidated joint venture adjustments	(72)	—	(514)	—
Normalized FAD applicable to common shares and OP Units	$51,857	$47,692	$155,460	$131,927

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$16,475	$15,619	$49,879	$34,435
General and administrative	8,346	8,110	25,565	24,758
Depreciation and amortization expense	37,952	36,614	111,744	109,348
Interest expense	13,698	16,185	43,521	48,507
Net change in the fair value of derivative	(14)	1	—	—
Gain on sale of investment properties, net	—	(409)	—	(3,442)
Proportionate share of unconsolidated joint venture adjustments	2,753	—	7,668	—
NOI	$79,210	$76,120	$238,377	$213,606

NOI	$79,210	$76,120	$238,377	$213,606
Straight-line rent adjustments	(2,618)	(3,780)	(9,624)	(6,581)
Amortization of acquired above/below-market leases	832	948	2,636	2,622
Amortization of lease inducements	289	336	868	1,016
Loan reserve adjustments	138	—	103	—
Change in fair value of contingent consideration	(715)	—	(715)	—
Proportionate share of unconsolidated joint venture adjustments	(35)	—	(466)	—
Cash NOI	$77,101	$73,624	$231,179	$210,663

Cash NOI	$77,101	$73,624
Assets not held for all periods	(4,380)	(1,543)
LTACH & Hospital Cash NOI	(4,326)	(5,922)
Lease termination fees	(53)	(209)
Interest income and other	(3,714)	(1,829)
MOB Same-Store Cash NOI	$64,628	$64,121

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

We calculate EBITDAre in accordance with standards established by Nareit and define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, loss (gain) on dispositions, and impairment loss, including our share of all required adjustments from unconsolidated joint ventures. We define Adjusted EBITDAre, which excludes from EBITDAre non-cash share compensation expense, non-cash changes in fair value, pursuit costs, non-cash intangible amortization, the pro forma impact of investment activity, and other normalizing items. We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,
	2020	2019
Net income	$16,475	$15,619
Depreciation and amortization expense	37,952	36,614
Interest expense	13,698	16,185
Gain on sale of investment properties, net	—	(409)
Proportionate share of unconsolidated joint venture adjustments	2,734	—
EBITDAre	$70,859	$68,009
Non-cash share compensation expense	3,114	2,523
Non-cash changes in fair value	(729)	1
Pursuit costs	35	—
Non-cash intangible amortization	1,105	1,269
Pro forma adjustments for investment activity	284	807
Adjusted EBITDAre	$74,668	$72,609

Liquidity and Capital Resources

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule is effective January 4, 2021 but earlier compliance is permitted. As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities, and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

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

As of September 30, 2020, we had a total of $3.7 million of cash and cash equivalents and $755.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. Assuming that the Company’s operations are not significantly impacted by the COVID-19 pandemic for a prolonged period, we believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings currently available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. The COVID-19 pandemic has significantly impacted global economic activity and has contributed to significant volatility in the financial markets. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures, and scheduled debt maturities. We expect to satisfy our long-term liquidity needs through cash flow from operations, unsecured borrowings, issuances of equity and debt securities, proceeds from select property dispositions and joint venture transactions, in connection with acquisitions of additional properties, and the issuance of OP Units of our Operating Partnership.

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

As of September 30, 2020, the Company had $95.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, $755.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of September 30, 2020, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

During the quarterly periods ended March, 31, 2020, June 30, 2020, and September 30, 2020, the Trust’s issuance and sale of common shares pursuant to the ATM Program is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2020	12,352,700	$19.57	$239,337
Quarterly period ended June 30, 2020	5,543,066	18.07	99,138
Quarterly period ended September 30, 2020	78,194	18.52	1,433
Year to date	17,973,960	$19.10	$339,908

As of September 30, 2020, the Trust has $126.2 million remaining available under the ATM Program.

Dividend Reinvestment and Share Purchase Plan

In December 2014, the Company adopted a Dividend Reinvestment and Share Purchase Plan. Under the DRIP:

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of September 30, 2020, the Company had issued 133,212 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we have investments in two unconsolidated joint ventures with ownership interests of 49.0% and 12.3%. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $691.3 million (of which our proportionate share is approximately $98.6 million). See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one embedded derivative which is measured at fair value, and five interest rate swaps. See Note 7 (Derivatives) in Part I, Item I of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our Annual Report for further detail on our interest rate swaps.

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

Fixed Interest Rate Debt

As of September 30, 2020, our consolidated fixed interest rate debt totaled $1.0 billion, which represented 74.5% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of September 30, 2020 of 2.07%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

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

As of September 30, 2020, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion and $1.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2020. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of September 30, 2020, our consolidated variable interest rate debt totaled $351.2 million, which represented 25.5% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 7.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of September 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $101.2 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of September 30, 2020 would change by approximately $1.0 million annually.

Derivative Instruments

As of September 30, 2020, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of September 30, 2020, we had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on our consolidated indebtedness was 3.61% (based on the 30-day LIBOR rate as of September 30, 2020, of 0.15%). As of September 30, 2020, we had approximately $101.2 million, or approximately 7.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of September 30, 2020.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. You should also carefully consider the risk factors described in Part I, Item 1A (Risk Factors) of our 2019 Annual Report and Part II, Item 1A (Risk Factors) of our First and Second Quarterly Report. Our business, financial condition and operating results can be materially adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and common stock price. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment.

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

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below as well as the risk factors described in Part I, Item 1A (Risk Factors) of the 2019 Annual Report and Part II, Item 1A (Risk Factors) of our 2020 Quarterly Reports. Many risk factors described in our 2019 Annual Report should be interpreted as heightened risks as a result of the COVID-19 pandemic.

Risks Related To Our Business

Our business and operations have and may continue to be adversely affected by the global outbreak of the coronavirus (COVID-19 pandemic), and may be adversely affected by other outbreaks of pandemic disease.

The COVID-19 pandemic and the measures to prevent its spread have, and could continue to have, and any other global outbreaks of pandemic disease could have, a material adverse effect on our business, results of operations, and financial condition. The extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, and results of operations, including liquidity, capital, and financing resources will depend on numerous evolving conditions that the Company cannot predict.

The COVID-19 pandemic has materially adversely impacted regional and global economies and financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in the United States, governmental authorities, including in many states and cities where we own properties, either directly or through joint ventures, where we have development projects, and where our principal place of business is located, have reacted by instituting measures to prevent its spread, including quarantines, social distancing mandates, restrictions on travel and “shelter-in-place” rules. In addition, some states have limited business operations to those businesses carrying out essential services and other states have begun lifting their restrictions only to impose additional restrictions and mandates in the wake of increased COVID-19 cases. For example, a recent increase in COVID-19 cases in certain areas of the country, has resulted or may result in the imposition of additional protocols or restrictions by state and local governments. While many of our tenants that are hospitals or healthcare delivery systems are deemed essential services, certain state or other orders have discouraged or suspended the performance of elective medical procedures which has had an adverse impact on certain tenants' financial condition. These adverse economic conditions resulting from the COVID-19 pandemic, especially any downturns in the geographic areas in which we operate, and particularly in Texas and Georgia, or any downturn in the healthcare industry as a whole, may lower our occupancy levels and in certain cases, have required us to agree to rental concessions. In some cases, we may have to restructure some tenants' long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. In addition, a number of federal, state, local, and industry-initiated efforts have been enacted that could adversely affect our ability to collect rent or enforce remedies for the failure to pay rent. These restrictions and initiatives have adversely affected our business to date and may continue to do so in the future. We cannot predict if additional states and cities will implement similar restrictions or initiatives, when restrictions and initiatives currently in place will expire, if additional restrictions or initiatives will be imposed, or if these or other restrictions or initiatives will be imposed in the future and the impact on our business of any such restrictions or initiatives.

Further, certain of our tenants have been able to secure stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act"), or other government assistance programs. There is significant uncertainty regarding whether the U.S. Congress or state governmental authorities will pass further laws providing for additional stimulus, funding, or relief, and we are unable to predict whether additional stimulus measures will be enacted, whether our tenants will be eligible or will apply for any such funds, whether the funds, if available, could be used by tenants to pay rent or could affect or limit our tenants’ future operations, and/or whether the funds will be sufficient for tenants’ rent and other obligations to us. There can be no assurance as to the total amount of financial and other types of assistance our tenants may receive under these programs, and we cannot predict the impact of any such future legislation on our tenants’ operations. Moreover, we are unable to assess the extent to which potential negative impacts on our tenants, and, in turn, to us, arising from the COVID-19 pandemic will be offset by amounts or benefits to be received under any government assistance programs. Any inability by our tenants to secure any such funds may impact their ability to pay their rent or other obligations to us, which could have a material adverse effect on our business, financial condition, and results of operation.

In addition, in light of health and safety concerns, the majority of our employees are currently working remotely. The effects of the applicable executive orders, including an extended period of remote work arrangements, could create increased vulnerability to cybersecurity breaches or incidents involving us or our third party managers, which could disrupt our business, compromise our confidential information and confidential information of third parties, including our tenants, damage our reputation, subject us to liability claims or regulatory penalties, and could have an adverse effect on our business, financial condition, and results of operations. In addition, we depend upon the performance of our property managers to effectively manage certain of our properties and real estate assets. Remote work arrangements and other effects of the COVID-19 pandemic could impair our and property managers' ability to effectively manage our properties, which could also adversely impact our business and results of operations.

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
•any inability to comply with covenants under our debt agreements, which could result in a default under the applicable debt agreement and could trigger a cross-default under other indebtedness, which could cause an acceleration of our indebtedness, result in a downgrade in our credit rating, or negatively impact our ability to incur additional indebtedness;
•any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions or if a tenant at one of our properties fails to pay rent; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could impair our ability to perform critical functions and may cause a disruption in our business operations.

The extent to which the COVID-19 pandemic impacts, and will continue to impact, our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity, and duration of the pandemic including whether there is a second or third wave or other additional periods of increased COVID-19 cases, and the availability and effectiveness of a vaccine or an effective treatment, the actions taken to contain the pandemic or mitigate its impact including mandatory closures, shelter-in-place or social distancing measures, face mask measures, travel restrictions or quarantine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes our ability to predict the full adverse impact of the COVID-19 pandemic. If we are unable to respond and manage the impact of these events, our business, financial condition, and results of operations including liquidity, capital, and financing resources may continue to be adversely affected.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended September 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	20,000	(1)	$17.72	N/A	N/A
August 1, 2020 - August 31, 2020	—		—	N/A	N/A
September 1, 2020 - September 30, 2020	—		—	N/A	N/A
Total	20,000		$17.72	—	—
(1)Represents OP Units redeemed by holders in exchange for cash.

Item 6.                                 Exhibits

Exhibit No.	Description
22.1	List of Subsidiary Issuers and Guaranteed Securities**
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
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

PHYSICIANS REALTY TRUST

Date: November 6, 2020	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2020	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)