Form 10-K
period 2020-12-31
Physicians Realty Trust
filed 2021-02-26
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36007

PHYSICIANS REALTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland		46-2519850
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

309 N. Water Street, Suite 500		53202
Milwaukee,	Wisconsin
(Address of Principal Executive Offices)		(Zip Code)

(414) 367-5600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value	DOC	New York Stock Exchange

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered accounting firm that prepared or issues its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of Physicians Realty Trust’s common shares held by non-affiliates as of June 30, 2020 was approximately $3,623,042,043 based upon the closing price reported for such date on the New York Stock Exchange.

As of February 22, 2021, there were 210,588,276 shares of Physicians Realty Trust’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 5, 2021, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

PHYSICIANS REALTY TRUST

Annual Report on Form 10-K for the Year Ended December 31, 2020

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

Factors that may cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include, without limitation, those discussed in Item 1 - Business, Item 1A - Risk Factors, Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report and our other filings with the SEC.

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership and the consolidated subsidiary of the Trust through which we conduct our business.

Summary Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully read and consider the risks discussed below and described more fully along with other risks in Part I, Item 1A “Risk Factors” of this report, before investing in our common shares.

•Our business and operations and those of our tenants have and may continue to be adversely affected by the global outbreak of the coronavirus (“COVID-19”) pandemic.

•Our portfolio is concentrated in health care properties, making us dependent on the health care industry generally, and possibly more vulnerable economically than if our investments were diversified across different industries.

•We may not be successful in identifying and consummating suitable investment acquisitions or investment opportunities, which may impede our growth and negatively affect our business, financial condition, and results of operations.

•Cybersecurity incidents, attacks or other significant disruptions of our information technology systems or the information technology systems of our third party property managers could disrupt our business and result in the compromise of confidential information of ours and third parties, including our tenants.

•The health care industry is heavily regulated, and new laws or regulations, changes to existing laws, regulations, health policies, or reimbursement levels from third-party payors, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.
•Our operating performance is subject to risks associated with the real estate industry including vacancies or our inability to rent space on favorable terms, inability to collect rent from tenants, changes in the demand for certain health care-related properties, and impacts from periods of economic slowdown or recession such as the recent U.S. economic downturn.

•Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.

•Our failure to qualify and maintain our qualification as a REIT in any taxable year would result in adverse tax consequences that would substantially reduce funds available for distribution to our shareholders.

•Certain provisions of Maryland law, the Trust’s declaration of trust and the partnership agreement of the Operating Partnership contain limits and restrictions on the transferability of our outstanding shares of beneficial interest, which may have the effect of delaying, discouraging or preventing a transaction or change of control of our company.

PART I

ITEM 1. BUSINESS

Overview

Physicians Realty Trust, a Maryland real estate investment trust, and Physicians Realty L.P., a Delaware limited partnership, were organized in April 2013 to acquire, selectively develop, own and manage health care properties that are leased to physicians, hospitals, and health care delivery systems. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. We completed our initial public offering (“IPO”) in July 2013. The Trust’s common shares are listed on the New York Stock Exchange (“NYSE”) and it is included in the MSCI US REIT Index and MidCap 400.

We have grown our consolidated portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $4.9 billion as of December 31, 2020. As of December 31, 2020, our consolidated portfolio consisted of 263 health care properties located in 31 states with approximately 14,011,008 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 6.8 years. As of December 31, 2020, approximately 90% of the net leasable square footage of our consolidated portfolio was either on campus with a hospital or other health care facility or strategically affiliated with a hospital or other health care provider organization.

We receive a cash rental stream from health care providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of December 31, 2020 are from absolute and triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides relatively predictable cash flow. We seek to structure our leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%, with an annual weighted average rent escalator of approximately 2.4%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2020, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.4%
2021	4.3%
2022	4.4%
2023	4.8%
2024	6.1%
2025	7.7%
2026	23.9%
2027	10.2%
2028	10.1%
2029	4.3%
2030	4.3%
Thereafter	19.5%
Total	100.0%
(1)“MTM” means month-to-month. This line also includes 12 leases which expired on December 31, 2020, representing 0.2% of leased square feet.

We invest in real estate that is integral to providing high quality health care services. Our properties are typically located on a campus with a hospital or other health care facilities or strategically affiliated with a hospital or other health care system. We believe the impact of government programs and continuing trends in the health care industry create attractive opportunities for us to invest in health care-related real estate. Our management team has significant public health care REIT experience and has long established relationships with physicians, hospitals, and health care delivery system decision makers who we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, and other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

The Trust is a Maryland real estate investment trust and has elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an umbrella partnership REIT structure in which our properties are owned by the Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of the Operating Partnership and, as of February 22, 2021, owned approximately 97.4% of the OP Units.

Our Objectives and Growth Strategy

Overview

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares.

Our primary strategy to achieve our business objective is to utilize our physician and hospital relationships nationwide to identify off-market opportunities to invest in, own, and manage a diversified portfolio of high quality health care properties, and to understand our tenants’ real estate strategies, which we believe will drive high retention, high occupancy, and reliable, increasing rental revenue cash flow and growth.

We intend to grow our portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new health care facilities with premier health care real estate developers. Generally, we expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on medical office buildings (“MOB”) and ambulatory surgery centers.

We may from time to time also make investments in other health care properties. We believe that trends such as shifting consumer preferences, limited space in hospitals, the desires of patients and health care providers to limit non-essential services provided in a hospital setting, and cost considerations continue to drive the industry towards performing more procedures in off-campus outpatient facilities versus the hospital setting. As these trends continue, we believe that demand for medical office buildings and similar health care properties away from hospital settings and in convenient locations to patients will continue to rise. We intend to exploit this trend and favor off-campus properties consistent with our investment philosophy and strategies.

While not our focus, we may at some point decide to invest opportunistically in life science facilities, senior housing properties, skilled nursing facilities, specialty hospitals, and treatment centers. Consistent with the Trust’s qualification as a REIT, we may also opportunistically invest in companies that provide health care services, and in joint venture entities with operating partners structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

As of December 31, 2020, we have grown our consolidated portfolio of gross real estate investments to approximately $4.9 billion while maintaining a conservative balance sheet. For short-term funding purposes, we may borrow on our primary unsecured credit facility. From time to time, we replace these borrowings with long-term capital such as senior unsecured notes and equity, or alternative securities. We may selectively utilize capital market transactions in furtherance of our investment strategy.

Business Strategy

We are focused on building and maintaining a portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers. Our investment strategy includes a focus on investments with the following key attributes:

•We seek to invest in properties occupied by health care systems with dominant market share and high credit quality and in those who are investing capital into their campuses. In particular, we seek to acquire off-market or selectively marketed assets with attractive demographics, economic growth, and high barriers to entry. We seek to own well-occupied properties that we believe are critical to the delivery of health care and which are off-campus but affiliated with a hospital.
•We emphasize ensuring an appropriate and balanced mix of tenants to provide synergies within both individual buildings and the broader health system campus. Our primary tenants are health care systems, academic medical centers, and leading physician groups. These groups typically have strong and stable financial performance. We believe this helps ensure stability in our rental income and tenant retention over time.
•We seek to maintain a core, critical portfolio of properties and to build our reputation as a dedicated leading MOB owner and operator.
•We seek to maintain or increase our average rental rates, focus on actively leasing our vacant space, and reduce leasing concessions.

We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets and consider the potential for long-term relationships and repeat business when assessing acquisition potential.

We actively manage our balance sheet to maintain our investment grade credit rating, to maintain an appropriate level of leverage, and to preserve financing flexibility for funding of future acquisitions. In particular, we:

•Seek to maintain a high level of liquidity, including borrowing availability under our unsecured revolving credit facility.
•Maintain access to multiple sources of capital, including private debt issuances, public bond offerings, public equity offerings, unsecured bank loans, and equity from joint venture partners.
•Periodically review our portfolio to consider the potential dispositions of lower quality properties to reinvest the proceeds into higher quality properties.
•Closely monitor our existing debt maturities, average interest rates, and look for refinancing opportunities.

Sustainability Strategy

Since our founding in 2013, the Company has established a track record of environmental stewardship, value creation at the community level, and strong governance. We are also committed to increased transparency and accountability through public disclosure. We believe that sustainable investments are investments in a brighter future, and we are committed to being a leader in Environmental, Social, and Governance (“ESG”) performance within the REIT industry. Our ESG Committee, formed in 2018, is overseen by the Nominating and Governance Committee of our Board of Trustees and each major department is represented within this group. In 2020, we released our first inaugural annual ESG report.

As a result of our commitment to sustainability, we have been recognized with eight Institute of Real Estate Management Certified Sustainable Property (“IREM® CSP”) designations in 2019 and ten IREM® CSP designations in 2020. In addition, we have incorporated green lease language into nearly all of our new leases and renewals, aligning our financial and energy incentives with our tenants. This has resulted in recognition by the Institute for Market Transformation (“IMT”) as a Green Lease Leader in 2020. Our portfolio also includes three LEED-certified properties, and DOC has been an Energy Star Partner since 2015.

Climate Resilience

We are focused on climate preparedness as part of our sustainability strategy. As a long-term owner and active manager of our assets, we are proactive in identifying climate risks and implementing preventive measures to combat these risks. Responsibility for these measures is distributed across several departments including Executive Leadership, Asset Management, Construction & Project Management, Leasing, Marketing, and Property Management. In 2020, we began work to implement the recommendations of the Task Force on Climate-Related Financial Disclosure (“TCFD”), and the aforementioned team is assessing our climate related risk and intends to report in alignment with TCFD in our annual ESG report.

Sustainability Accounting Standards Board (“SASB”)

The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposes sustainability accounting metrics designed for disclosure in mandatory filings, such as Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and serves as the framework against which we have aligned our disclosures for sustainability information.

Energy and water data is collected from utility bills and submeters and assured by a third party. The recommended energy and water management activity metrics for the real estate industry include:
•energy consumption data coverage as a percentage of floor area (“Energy Use Intensity”);
•total energy consumed by portfolio area (“Total Energy Consumption”);
•like-for-like change in energy consumption by portfolio area (“Like-for-Like Energy Change”);
•water withdrawal as a percentage of total floor area (“Water Intensity”);
•total water withdrawn by portfolio area (“Total Water Consumption”); and
•like-for-like change in water withdrawal by portfolio area (“Like-for-Like Water Change”).

The charts below detail our Energy Use Intensity, Total Energy Consumption, Like-for-Like Energy Change, Water Intensity, Total Water Consumption, and Like-for-Like Water Change for 2018 through 2020 for which data on occupied and actively-managed properties was available.1

Our Industry and Market Opportunity

The nature of health care delivery continues to evolve due to the impact of government programs, regulatory changes and consumer preferences. We believe these changes have increased the need for capital among health care providers and increased pressure on these providers to integrate more efficient real estate solutions in order enhance the delivery of quality health care. In particular, we believe the following factors and trends are creating an attractive environment in which to invest in health care properties.

$3.8 Trillion Health Care Industry Projected to Grow to $6.2 Trillion (and 19.4% of U.S. GDP) by 2028

According to the U.S. Centers for Medicare & Medicaid Services (“CMS”), health care spending accounted for 17.7% of U.S. gross domestic product (“GDP”) in 2019. The general aging of the population, driven by the Baby Boomer generation and advances in medical technology and services which increase life expectancy, are key drivers of the growth in health care expenditures. The anticipated continuing increase in demand for health care services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained health care providers to find cost effective solutions for their real estate needs.
1 The charts reflect the performance of 4.5 million square feet, which is 32% of our portfolio and 44% of our managed portfolio. The energy scope includes energy produced from fuel, gas, and electricity. The water scope includes irrigation, domestic water, and sewer utilities. Data points in the Like-for-Like Change table above are measured against our 2018 benchmark.

We believe the demand by health care providers for health care real estate will increase as health care spending in the United States continues to increase. According to the Centers for Medicare & Medicaid Services’ National Health Expenditure Projections 2019-2028, national health care expenditures continue to rise and are projected to grow from an estimated $3.8 trillion in 2019 to $6.2 trillion by 2028, representing an average annual rate of growth of 5.4%, reaching a projected 19.7% of GDP in 2028.

Source: Centers for Medicare & Medicaid Services, Office of the Actuary

Aging Population

The aging of the U.S. population has a direct effect on the demand for health care as older persons generally utilize health care services at a rate well in excess of younger people. According to the U.S. Census Bureau, the U.S. population over 65 years of age is projected to more than double from 49.2 million to nearly 94.7 million, and the 85 and older population is expected to almost triple, from 6.4 million to 19.0 million, between 2016 and 2060. Also, according to the U.S. Census Bureau, the number of older Americans is growing as a percentage of the total U.S. population with the number of persons older than 65 estimated to comprise 15.2% of the total U.S. population in 2016 and projected to grow to 23.5% by 2060.

We believe that health care expenditures for the population over 65 years of age will continue to rise as a disproportionate share of health care dollars is spent on older Americans. To illustrate, in 2012 the elderly (65+ years old) represented only 14% of the population while accounting for 34% of all health care-related spending. We believe the older population group increasingly will require treatment and management of chronic and acute health ailments and that this increased demand for health care services will create a substantial need for additional medical office buildings and other facilities that serve the health care industry in many regions of the United States. Additionally, we believe there will likely be a focus on lowering the cost of outpatient care for the aging U.S. population, which will continue to support medical office and outpatient facility property demand in the long term. For example, beginning in 2019, CMS expanded the list of procedures that can be performed and reimbursed in outpatient surgery centers to include 12 cardiac catheterization diagnostic procedures and 5 ancillary procedures. CMS expanded this list to include an additional 31 procedures between 2020 and 2021. We believe these trends will result in a substantial increase in the demand for health care space in our facilities and the number of properties meeting our investment criteria.

We believe advances in medical technology will continue to enable health care providers to identify and treat once fatal illnesses and improve the survival rate of critically ill and injured patients who will require continuing medical care in outpatient medical office buildings.

Source: U.S. Census Bureau

Affordable Care Act

The Affordable Care Act (as hereinafter defined) constituted a significant overhaul of many aspects of health care regulations and health insurance and created new features in the framework for health care services over the near term. It required every American to have health insurance or be subjected to a tax. Those who cannot afford health insurance are offered insurance subsidies or Medicaid coverage. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The Affordable Care Act remains law while appeals of this ruling continue.

The U.S. Census Bureau estimated that approximately 50 million Americans did not have health care insurance in 2009, before the Affordable Care Act was enacted. The U.S. Census Bureau calculated that in 2019, approximately 26.1 million Americans did not have health insurance, continuing a trend after passage of the Affordable Care Act to reduce the number of uninsured. The Affordable Care Act and subsequent legislation, executive orders and events, as well as their potential impact on our business, are discussed more fully under Item 1 - Business, under the caption “Certain Government Regulations.”

We believe an increase in the number of Americans with access to health insurance would result in an increase in physician office visits and an overall rise in health care utilization which in turn will drive a need for expansion of medical, outpatient, and smaller specialty hospital facilities. We also believe the increased dissemination of health research through media outlets, marketing of health care products, and availability of advanced screening techniques and medical procedures have contributed to a more engaged population of health care users and has created increased demand for customized facilities providing specialized, preventive and integrative health care services. With the growth of electronic health care information transmission, physician offices increasingly engage with patients through telehealth. Health care payors, including Medicare, are beginning to reimburse for telehealth services when medical information is transmitted and used between patients and physicians. Telehealth services have also expanded as a result of COVID-19 and the need for social distancing.

We further believe the provisions of the Affordable Care Act that are designed to lower certain reimbursement amounts under Medicare and tie reimbursement levels to the quality of services provided will increase the pressure on health care providers to become more efficient in their business models, invest capital in their businesses, lower costs and improve the quality of care, which in turn will drive health care systems to monetize their real estate assets and create demand for new, modern and specialized facilities.

Clinical Care Continues to Shift to Outpatient Care

According to the American Hospital Association (the “AHA”), many procedures traditionally performed in hospitals, such as certain types of surgery, are increasingly moving to outpatient facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals, and lower costs in the outpatient environment. This continuing shift toward delivering health care services in an outpatient environment rather than a traditional hospital environment increases the need for additional outpatient facilities and smaller, more specialized and efficient hospitals. Studies by the Medicare Payment Advisory Commission and others have shown that health care is delivered more cost effectively and with higher patient satisfaction when it is provided on an outpatient basis. Increasingly, hospital admissions are reserved for the critically ill, and less critical patients are treated on an outpatient basis with recuperation in their own homes. We believe health care market trends toward outpatient care will continue to push health care services out of larger, older, inefficient hospitals and into newer, more efficient and conveniently located outpatient facilities and smaller specialized hospitals. We believe that increased specialization within the medical field is also driving demand for medical facilities designed specifically for particular specialties and that physicians want to locate their practices in medical office space that is in or adjacent to these facilities.

Impact of BBA on Outpatient Care

Section 603 Assets: Section 603 of the Bipartisan Budget Act of 2015 (the “2015 BBA”) generally prohibits hospital outpatient departments (“HOPDs”) from charging preferential hospital outpatient department rates for Medicare patients treated in “off-campus” locations on or after January 1, 2017, potentially impacting their profitability. These preferential Medicare rates are only permitted if the hospital provides HOPD services in a building within 250 yards of the hospital’s main inpatient location. A hospital HOPD can be grandfathered by the 2015 BBA even if the location is outside the 250 yard distance. Under the statutory authority, an off-campus HOPD facility in existence as of November 2, 2015 can be “grandfathered” and can continue to be paid at the preferential HOPD rates, if, among other things, the hospital was billing HOPD services in that location on a HOPD basis as of November 2, 2015 and continues to provide those services in that location. On November 21, 2018, the Secretary of Health and Human Services (the “Secretary”) issued a final rule, effective January 1, 2019, that eliminates the higher, Outpatient Prospective Payment System (“OPPS”) reimbursement rate for evaluation and management services provided by Grandfathered HOPD locations (the “Final Rule”). The Secretary, instead, will only reimburse for evaluation and management services at the lower, Medicare Physician Fee Schedule rate that new non-grandfathered off-campus HOPD locations receive. The AHA and a number of hospitals have sued the Secretary in federal court to enforce the plain meaning of Section 603 of the 2015 BBA and restore the right to Grandfathered HOPD reimbursement rates. On September 17, 2019, a federal district judge ruled in favor of the AHA. The court stated that CMS did not have the authority to lower payments for off-campus hospital-based departments that were grandfathered under the 2015 BBA. CMS challenged this ruling and requested a stay in the decision, which the court denied on October 21, 2019. In its December 15, 2020 final rule for hospital OPPS rates, CMS continued its efforts to lower payment for certain HOPD services basing reductions on the principle of “site neutrality.” These lower payment levels are effective January 1, 2021, notwithstanding the CMS’ projections that overall payments under OPPS will increase by 2.4%.“Grandfathered” hospitals providing HOPD services in our portfolio are referred to as 603 assets in our SEC reports and other public disclosures.

We own a number of assets that will continue to be reimbursed at hospital outpatient department rates, which we refer to as “603 assets” after the applicable section of the 2015 BBA. Rent derived from these 603 assets accounts for approximately 17% of our total consolidated portfolio annualized base rent as of December 31, 2020. Depending upon the implementation of the regulations and mix of procedures in an HOPD, the 2015 BBA may enhance the value of these 603 assets because existing HOPDs may lose their higher reimbursements rates should they choose to change locations, thus enhancing lease renewal probabilities and rent growth.

Portfolio Summary

Please see Item 2 - Properties for a table that summarizes our consolidated portfolio as of December 31, 2020.

Geographic Concentration

As of December 31, 2020, approximately 14.2% of our consolidated gross leasable area was derived from properties located in Texas.

As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in the Texas market, our business, financial condition, and results of operations, our ability to make distributions to our shareholders and the market price of our common shares may be adversely affected. See the discussion under Item 1A - Risk Factors, under the caption, “Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular Texas, and other areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations, and financial condition.”

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our health care properties, with our five largest tenants based upon rental revenue representing approximately $62.0 million, or 20.3%, of the annualized base rent from our consolidated properties as of December 31, 2020. No one tenant represents more than 5.6% of our total consolidated annualized base rent; however, 16.7% of our total consolidated annualized base rent as of December 31, 2020 is from tenants affiliated with CommonSpirit Health. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our business, financial position, or results of operations could be materially adversely affected if CommonSpirit Health were to experience a material adverse effect on its business, financial position, or results of operations.

Competition

We compete with many other entities engaged in real estate investment activities for acquisitions of health care properties, including national, regional and local operators, acquirers, and developers of health care-related real estate properties and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for health care-related real estate properties may significantly increase the price that we must pay for health care properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target health care properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel, and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for the same assets and therefore increase prices paid for them. Those higher prices for health care properties or other assets may adversely affect our returns from our investments.

We also face competition in leasing available MOBs and other facilities that serve the health care industry to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have a material adverse impact on our results of operations.

Seasonality

Our business has not been, and we do not expect it to become, subject to material seasonal fluctuations.

Human Capital Management

At December 31, 2020, we had 81 full-time employees, none of whom are subject to a collective bargaining agreement. We believe that relations with our employees are positive.

We believe that the success of our business depends on a strong, talented, and committed workforce to ensure excellence on behalf of our clients and shareholders. We prioritize the well-being of our team members and offer comprehensive benefits packages, opportunities for personal and group volunteer efforts, and paths for life-long learning to our employees. Our employees work with a variety of business units across the Company to diversify their skill sets and are offered challenging projects, stock ownership, and a collaborative environment with exposure to our top executives. In addition, our team members regularly participate in training courses on topics such as leadership, freedom from harassment through a positive work environment, and more.

To represent our commitment to diversity, equity, and inclusion (“DE&I”), we established a DE&I Council in 2019 that sets goals, develops educational platforms, and plans activities to promote DE&I at all levels of our organization. As part of our multi-year DE&I goals, we have developed a roadmap to recruit, retain, and support underrepresented populations within our company. Strategies include promoting the inclusion of diverse candidates in recruitment efforts, providing enhanced career development support for underrepresented populations, and ensuring that we continue to offer benefits and compensation that attracts and retains diverse team members. The DE&I Council is overseen by the Nominating and Corporate Governance Committee of the Board of Trustees.

We have a strong commitment to team involvement in the workplace. Employees lead committees focusing on social, environmental, philanthropic, and health & wellness topics that shape the Company’s policies and drive positive change. We also conduct annual engagement surveys through third-party companies to provide anonymous team member feedback. We believe that continuous improvement and investment in our team is the key to our continued success.

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

Certain Government Regulations

Overview

Our tenants and operators are typically subject to extensive and complex federal, state, and local health care laws and regulations relating to fraud and abuse practices, government reimbursement, licensure, protection of patient health information, and certificate of need and similar laws governing the operation of health care facilities, and we expect that the health care industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, health care management, and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our health care properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The health care industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure, or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.”

In 2017, Congress came within a single vote of repealing of the Affordable Care Act and substantially reducing funding to the Medicaid program. New legislation may be introduced in the future, proposing changes, if not full repeal of the Affordable Care Act. Beyond this, significant changes to commercial health insurance and government-sponsored insurance (e.g., Medicare and Medicaid) remain possible. Commercial and government payors are likely to continue imposing larger discounts and tighter cost controls upon operators, through reductions in reimbursement rates and changes in payment methodologies, discounted fee structures, the assumption by health care providers of all or a portion of the financial risk or otherwise. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on certain of our operators’ liquidity, financial condition, and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Health Care Legislation

Health Reform Laws. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. As of December 1, 2020, 12 states have pursued the option not to adopt the Medicaid expansion. Thirty-nine states and the District of Columbia have adopted the expansion. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs.

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

In 2017, former President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, health care providers, health insurers, patients, and others. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, reduces the Affordable Care Act’s individual mandate penalty to zero beginning in 2019. The elimination of the penalties does not remove the requirement to obtain health care coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. Following a series of appeals, the Supreme Court heard oral argument on November 10, 2020, with a decision expected in 2021. The law remains in place pending a final decision.

It is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act. In addition, Congress is considering authorization of significant additional funding for health care services to combat the COVID-19 pandemic.

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
On June 24, 2019, former President Trump signed an Executive Order on Improving Price and Quality Transparency in American Health Care to Put Patients First. The Order was intended to increase the availability of meaningful price and quality information for patients. CMS included in its final rule for Medicare hospital outpatient payment, the requirement that hospitals make public their standard charges, along with payer-specific negotiated rates, in a consumer-friendly format. This requirement was to be effective January 1, 2020. In 2019, the AHA and other hospital groups initiated litigation against DHHS/CMS to prevent implementation of this price transparency rule. The AHA was unsuccessful in challenging this rule which became effective January 1, 2021. The public availability of hospital charges may give patients information to select physician office-based care rather than in the hospital.
We cannot predict the effect of Trump or Biden Executive Orders, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or the Texas court’s decision or any appeal thereof, the decision on the AHP rule or any appeal thereof, other state-based litigation, or whether Congress’ attempt to change the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing health care providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state health care programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of health care items or services, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain health care services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of health care fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, and potential exclusion from Medicare, Medicaid, or other federal or state health care programs. These laws are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operators include, among other sources, governmental health care programs, such as the federal Medicare program, state Medicaid programs, and non-governmental payors, such as insurance payors, managed care organizations (MCOs), health maintenance organizations (HMOs), and Accountable Care Organizations (ACOs). As federal and state governments focus on health care reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

We cannot predict whether future Congressional action will reduce physician reimbursements. Efforts by other payors to reduce health care costs are likely to continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement process or as a result of post-payment audits. For example, payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, because additional documentation is necessary or because certain services were not covered or were not medically necessary. The Health Care Reform Laws and regulatory changes could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government sponsored payment programs. The financial impact on our tenants’ failure to comply with such laws and regulations could restrict their ability to make rent payments to us.

Health Care Licensure and Certificate of Need

Certain health care facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws, and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies and laboratories, handle radioactive materials, and operate equipment. Many states require certain health care providers to obtain a certificate of need, which requires prior approval for the construction, expansion, and closure of certain health care facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

COVID-19 Relief

The Consolidated Appropriations Act of 2021 (the “CAA”) signed by President Trump on December 27, 2020 will expand or extend Medicaid and Medicare payment for health care providers and services beginning in 2021. The CAA extends and supplements certain health care provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. Among other changes, the CAA will moderate reductions in physician payment that were scheduled to start on January 1, 2021, making approximately $3 billion available for physician services. The CAA authorizes $1.4 trillion to fund federal agencies through 2021, including the U.S. Department of Health and Human Services which administers the Medicare and Medicaid programs at the national level. New patient protections will be established that restrict “surprise billing” by out-of-network health care providers and physicians and will restrict billing patients at higher rates than in-network providers.

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

ITEM 1A. RISK FACTORS

The following summarizes the most significant risks of purchasing or owning our securities. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition, and/or results of operation may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below.

 We have grouped these risk factors into the following general categories:

•Risks related to our business;
•Risks related to the health care industry;
•Risks related to the real estate industry;
•Risks related to financings;
•Risks related to our portfolio and structure; and
•Risks related to our qualification and operation as a REIT.

Risks Related To Our Business

Our business and operations have and may continue to be adversely affected by the global outbreak of the COVID-19 pandemic, and may be adversely affected by other outbreaks of pandemic disease.

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

The COVID-19 pandemic has materially adversely impacted regional and global economies and financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in the United States, governmental authorities, including in many states and cities where we own properties, either directly or through joint ventures, where we have development projects, and where our principal place of business is located, have reacted by instituting measures to prevent its spread, including quarantines, social distancing mandates, face mask mandates, restrictions on travel and “shelter-in-place” rules. In addition, some states have limited business operations to those businesses carrying out essential services and other states have begun lifting their restrictions only to impose additional restrictions and mandates in the wake of increased COVID-19 cases. For example, recent increases in COVID-19 cases in certain areas of the country have resulted or may result in the imposition of additional protocols or restrictions by state and local governments. While many of our tenants that are hospitals or health care delivery systems are deemed essential services, certain state or other orders have discouraged or suspended the performance of elective medical procedures which has had an adverse impact on certain tenants' financial condition. These adverse economic conditions resulting from the COVID-19 pandemic, especially any downturns in the geographic areas in which we operate, and particularly in Texas and Georgia, or any downturn in the health care industry as a whole, may lower our occupancy levels and in certain cases, have required us to agree to rental concessions. In some cases, we have restructured some tenants' long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. In addition, a number of federal, state, local, and industry-initiated efforts have been enacted that could adversely affect our ability to collect rent or enforce remedies for the failure to pay rent. These restrictions and initiatives have adversely affected our business to date and may continue to do so in the future. We cannot predict if additional states and cities will implement similar restrictions or initiatives, when restrictions and initiatives currently in place will expire, if additional restrictions or initiatives will be imposed, or if these or other restrictions or initiatives will be imposed in the future and the impact on our business of any such restrictions or initiatives.

Further, certain of our tenants have been able to secure stimulus funds under the CARES Act, the CAA or other government assistance programs. There is significant uncertainty regarding whether the U.S. Congress or state governmental authorities will pass further laws providing for additional stimulus, funding, or relief, and we are unable to predict whether additional stimulus measures will be enacted, whether our tenants will be eligible or will apply for any such funds, whether the funds, if available, could be used by tenants to pay rent or could affect or limit our tenants’ future operations, and/or whether the funds will be sufficient for tenants’ rent and other obligations to us. There can be no assurance as to the total amount of financial and other types of assistance our tenants may receive under these programs, and we cannot predict the impact of any such future legislation on our tenants’ operations. Moreover, we are unable to assess the extent to which potential negative impacts on our tenants, and, in turn, to us, arising from the COVID-19 pandemic will be offset by amounts or benefits to be received under any government assistance programs. Any inability by our tenants to secure any such funds may impact their ability to pay their rent or other obligations to us, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The extent to which the COVID-19 pandemic impacts, and will continue to impact, our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity, and duration of the pandemic including whether there are additional waves or other additional periods of increased COVID-19 cases and the availability and effectiveness of vaccines or an effective treatment, the actions taken to contain the pandemic or mitigate its impact including mandatory closures, shelter-in-place or social distancing measures, face mask measures, travel restrictions or quarantine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes our ability to predict the full adverse impact of the COVID-19 pandemic. If we are unable to respond and manage the impact of these events, our business, financial condition, and results of operations including liquidity, capital, and financing resources may continue to be adversely affected.

Our real estate investments are concentrated in health care properties, and any downturn in the health care industry could materially affect our business.

We acquire, own, manage, operate, and selectively develop properties for lease primarily to physicians, hospitals, and health care delivery systems. We are subject to risks inherent in concentrating investments in real estate, and further from the concentration of our investments in the health care sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of health care properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the health care industry generally, and any industry downturn could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular health care delivery system. Accordingly, a downturn in the health care industry generally, or in the health care-related facility specifically, could adversely affect our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular Texas, and other areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations, and financial condition.

Our operating results depend upon our ability to maintain and increase occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, pandemics, hurricanes, tornadoes, floods, the effects of climate change, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war, and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning, and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions.

As of December 31, 2020, approximately 2.0 million square feet of our gross leasable area and $48.8 million of our total consolidated annualized base rent was derived from properties located in Texas (14.2% of our gross leasable area and 15.9% of our total consolidated annualized base rent). As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

In addition, one of our strategies is to capitalize on shifting consumer preferences and other demographic and market trends by pursuing off-campus properties consistent with our investment philosophy and strategies. We may not be successful in identifying and acquiring suitable off-campus properties that meet our investment criteria or that we can acquire on satisfactory terms. Further, if such preferences and trends do not continue, such off-campus properties may not produce the expected benefits or command the same rent as our on-campus affiliated properties, and we may not be able to lease such properties on terms acceptable to us, or at all. If we are unable to successfully acquire, lease, and operate such off-campus properties, our business, financial condition, and results of operations could be adversely impacted.

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

We have and may in the future make co-investments with third parties through partnerships, joint ventures, or other entities, acquiring noncontrolling interests in or sharing responsibility for the management of the affairs of a property, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:

•our joint venture partners may make decisions with which we disagree or that are not in our best interest;
•we may be prevented from taking actions that are opposed by our joint venture partners;
•our ability to transfer our interest in a joint venture to a third party may be restricted;
•our joint venture partners might become bankrupt or fail to fund their share of required capital contributions which may delay construction or development of a health care related facility or increase our financial commitment to the joint venture;

•our joint venture partners may have economic or business interests or goals with respect to the health care related facility or the joint venture that are or become inconsistent with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management, or disposition of the health care related facility or the joint venture may compete with us for property acquisitions;
•disputes may develop with our joint venture partners over decisions affecting the health care related facility or the joint venture which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business and possibly disrupt the daily operations of the health care related facility; and
•we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

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

Our health care properties and tenants face competition from nearby hospitals and other health care properties, and we may not realize the benefits that we anticipate from focusing on health care properties that are strategically aligned with a health care delivery system and from the relationships established through such strategic alignments. Further, we may not be able to maintain or expand our relationships with our existing and future hospital and health care delivery system clients.

As part of our business strategy, we focus on health care properties that are strategically aligned with a health care delivery system by (i) seeking to acquire, own, manage, and develop health care properties that are located on medical campuses where the underlying land is owned by a health care delivery system or by us, or (ii) seeking to acquire, own, manage, and develop health care properties located in close proximity to a health care delivery system or strategically aligned with a health care delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships, such as increased rents and reduced tenant turnover rates as compared to health care properties that are not strategically aligned. Moreover, building a portfolio of health care properties that are strategically aligned does not assure the success of any given property. The associated health care delivery system may not be successful and the strategic alignment that we seek for our health care properties could dissolve, and we may not succeed in replacing them. In addition, our health care properties, the associated health care delivery systems with which our health care properties are strategically aligned, and our tenants may be unable to compete successfully with nearby hospitals, medical practices, other health care properties that provide comparable services, pharmacies and other retailers, like CVS, Walmart, Walgreens, and others, that may initiate or expand health care clinic operations and services to compete with our tenants. Any of our properties may be materially and adversely affected if the health care delivery system with which it is strategically aligned is unable to compete successfully. If we do not realize the benefits that we anticipate from our business strategy and our strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results, and prospects may be adversely affected.

The success of our business depends, to a large extent, on our current and future relationships with hospital and health care delivery system clients. We invest a significant amount of time to develop, maintain, and be responsive to these relationships, and our relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management, and projects, with both new and existing clients. If our relationships with hospital or health system clients deteriorate, if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, or if a hospital on or near whose campus one of our properties is located fails or becomes unable to meet its financial obligations, the business of our tenants could be adversely affected or our ability to secure new acquisition and development opportunities or other advisory, property management, and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.

Any failure, inability, or unwillingness by our tenants to pay rent or other amounts under leases could materially adversely affect our financial results; we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

Our portfolio of health care properties is leased to physicians, hospitals, health care delivery systems, and other health care providers and our revenues are subject to the financial strength of our tenants. We cannot provide assurance that our tenants will have sufficient assets, income, and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by our tenants to do so could adversely affect our financial results. We have had tenants pay us rent late or fail to pay rent, which has increased during the COVID-19 pandemic and has adversely affected our financial results.

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2020, leases representing 4.3% and 4.4% of leased square feet at our consolidated properties will expire in 2021 and 2022, respectively, and leases representing 0.2% of leased square feet had expired as of December 31, 2020. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs, and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership, or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized health care uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties, or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

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

As of December 31, 2020, tenants affiliated with CommonSpirit Health (“CommonSpirit”), represented approximately 16.7% of our total consolidated annualized base rent. Although CommonSpirit is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to a master lease agreement we have with the CommonSpirit tenants. Given this control, if CommonSpirit’s business, financial position or results of operations suffer or are adversely affected, it could adversely affect its ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CommonSpirit-affiliated tenants’ ability to pay rent to us. In addition, if CommonSpirit were to cause its subsidiaries or affiliates to terminate any of their leases, vacate the leased premises, or consolidate, downsize, or relocate their operations from any of our premises, or if the subsidiaries and affiliates do not comply with the health care regulations to which the leased properties and operations are subject, we may be required to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by CommonSpirit’s subsidiaries and affiliates. Additionally, if CommonSpirit’s business, financial position or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from the CommonSpirit-affiliated tenants and could cause our stock price to decline. Moreover, there can be no assurance that CommonSpirit’s subsidiaries and affiliates will have sufficient assets, income, and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of any of these subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position, or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CommonSpirit’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance, and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position, and results of operations. For these reasons, if CommonSpirit were to experience a material adverse effect on its business, financial position, or results of operations, our business, financial position, or results of operations could also be materially adversely affected.

We may not be successful in identifying and completing off-market acquisitions and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition, and results of operations.

An important component of our growth strategy is to acquire “off-market” properties before they are widely marketed by the owners. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of health care properties, including national, regional, and local operators, acquirers and developers of health care-related real estate properties, and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for health care-related real estate properties may significantly increase the price that we must pay for health care properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties, or may have a more compatible operating philosophy. In particular, larger REITs that target health care properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration, and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for these assets and therefore likely would increase prices paid for them. Those higher prices for health care properties or other assets may adversely affect our returns from our investments.

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

A component of our growth strategy is exploring development opportunities, some of which may arise through strategic joint ventures. In deciding whether to make an investment in a particular development, we make certain assumptions regarding the expected future performance of that property. To the extent that we consummate development opportunities, our investment in these projects will be subject to the following risks:

•we may not be able to obtain financing for development projects on favorable terms or at all;
•we may not complete development projects on schedule or within budgeted amounts;
•we may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop the property to market standards;
•development or construction delays may provide tenants the right to terminate preconstruction leases or cause us to incur additional costs;
•volatility in the price of construction materials or labor may increase our development costs;
•hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;
•we may incorrectly forecast risks associated with development in new geographic regions;
•tenants may not lease space at the quantity or rental rate levels projected;
•demand for our development project may decrease prior to completion, including due to competition from other developments; and
•lease rates and rents at newly developed properties may fluctuate based on factors beyond our control, including market and economic conditions.

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

Eighty-one of our consolidated properties, representing approximately 44.5% of our total leasable square feet and 42.8% of our annualized revenue based on rental payments for the month ended December 31, 2020, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-lease our initial properties to tenants not affiliated with the health care delivery system that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property, and limits on the types of medical procedures that may be performed. As a lessee under a ground lease, we are also exposed to the possibility of losing the property upon expiration of the ground lease term or earlier breach by us of the ground lease. In addition, lower than expected rental rates, including annual rent escalators, upon re-leasing could impede our growth. We may not be able to re-lease space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly re-lease our initial properties, if the rates upon such re-leasing are significantly lower than expected, or if we are required to undertake significant capital expenditures in connection with re-leasing, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

We maintain and we require our tenants and property managers to maintain when appropriate, desirable, or necessary, comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage, and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to pandemics and other communicable diseases, riots, acts of war, or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a health care-related facility. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry, which would expose us to an increased risk of loss. As a result, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

Substantially all of our assets are held through the Operating Partnership, which holds substantially all of its properties and assets through subsidiaries. Our Operating Partnership’s cash flow is dependent upon cash distributions to it by its subsidiaries, and in turn, substantially all of the Trust’s cash flow is dependent upon cash distributions to it by the Operating Partnership. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligation to them, as and when due and payable, before distributions may be made by that subsidiary to its equity holders. Therefore, our Operating Partnership’s ability to make distributions to holders of OP Units, including the Trust, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership. Finally, the Trust’s ability to pay dividends to holders of common shares depends upon our Operating Partnership’s ability to first satisfy its obligations to its creditors and then to make distributions to the Trust.

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

Our business is at risk from and may be impacted by cybersecurity attacks, or other significant disruptions to the Company’s information technology systems involving us, our tenants, or any third party property managers, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches, including those resulting from human error or technology failures. These cybersecurity risks may be heightened as a result of our tenants increased use of telehealth services. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. In the past, we have experienced cybersecurity breaches, which to date have not had a material impact on our operations, but there can be no assurance that any future breach or disruption will not have a material adverse effect on our business, financial condition or operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. Even well-protected information technology systems remain vulnerable, as techniques used in such attempted attacks continually evolve and in some cases are designed not to be detected and may not be detected.

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

In addition, the vesting of any restricted shares granted to trustees, executive officers, and other employees under our 2013 Equity Incentive Plan, the issuance of our common shares or OP Units in connection with future property, portfolio or business acquisitions, and other issuances of our common shares, including pursuant to our ATM program, may cause dilution to our shareholders and could have an adverse effect on the per share market price of our common shares and may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

Increases in interest rates may increase our interest expense and adversely affect our cash flows, our ability to service our indebtedness and our ability to make distributions to our shareholders, and could cause our stock price to decline. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. From 2015 to 2018, the U.S. Federal Reserve raised its benchmark interest rate. While the U.S. Federal Reserve decreased its benchmark interest rate in 2019 and again in 2020 in response to the impacts of the COVID-19 pandemic, it may raise its benchmark interest rate in the future. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

Additionally, as of December 31, 2020, we had approximately $172.1 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate. Certain indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2020 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

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

The income from certain of our properties is dependent on the ability of third party property managers to successfully manage those properties.

We depend upon the performance of third party property managers to effectively manage certain of our properties and real estate assets. Approximately 40.3% of our total portfolio gross leasable area is managed by third party property managers. We do not control third party property managers, and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities. The income we recognize from any properties managed by third party property managers is dependent on the ability of the property manager of such property to successfully manage the property, which such property management is not within our control. Property managers generally compete with other companies in the management of properties, with respect to the quality of care provided, reputation, physical appearance of the property, and price and location, among other attributes. A property manager’s inability to successfully compete with other companies on one or more of the foregoing aspects could adversely impact our business and results of operations. Additionally, because we do not control third party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents, or other adverse events may impact the income we recognize from properties managed by such third party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do not control third party property managers who provide property management services to us.

Risks Related to the Health Care Industry

The health care industry is heavily regulated, and new laws or regulations, changes to existing laws and regulations, health policies, reimbursement levels from third-party payors, loss of licensure, or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.

The health care industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information, and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing, or effect of legislative or regulatory changes cannot be predicted.

The Affordable Care Act, along with other U.S. health care reform efforts, has resulted in significant health care reform since it was signed into law in 2010, including by changing how health care services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. The complexities and ramifications of the Affordable Care Act are significant and were implemented in a phased approach which began in 2010. It remains difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues, and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, partial repeal, and possible full repeal. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act, or the effect of any potential changes made to the Affordable Care Act or other health care laws and programs. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, minimize the economic and regulatory impacts of the Affordable Care Act to the extent permitted by law. On December 22, 2017, the Tax Act was signed into law. The Tax Act, amongst other things, repeals the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the penalties does not remove the requirement to obtain health care coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. The Affordable Care Act remains law while the appeals process continues, and it is uncertain whether this or any future attempts to amend or repeal the law will be successful. We cannot predict the impact or effect that the Executive Order, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or any future judicial decision or legislative amendment to the Affordable Care Act may have on us or our tenants. Further, we cannot predict how the Affordable Care Act may be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. Both our tenants and we may be materially adversely affected by the law or its repeal, amendment, or replacement, and if the operations, cash flows, or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

Changes to health care laws and regulations, including to government reimbursement programs such as Medicare and reimbursement rates applicable to our current and future tenants, could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to meet obligations to us.
Statutory, regulatory, and reimbursement policy changes and judicial decisions may impact one or more specific providers that lease space in any of our facilities. The laws and regulations applicable to the health care industry are subject to frequent and substantial changes that may have a dramatic effect on the permissible or impermissible activities, costs of doing business, availability, and amount of reimbursement by both government and other third-party payors, and the costs of complying with such laws and regulations. Such changes could adversely affect the ability of our tenants to make rent payments to us, which may have an adverse effect on our business, operations, and financial condition. This may in turn have an adverse effect on our ability to make distributions to our shareholders and the market price of our common shares.
For example, our tenants are generally subject to laws and regulations covering, among other things, laws protecting consumers against deceptive practices, laws relating to the operation of properties and businesses, such as fire, health and safety, data security and privacy laws, laws affecting hospitals, clinics, and other health care providers that participate in

Medicare and/or Medicaid that specify reimbursement rates, pricing, reimbursement procedures, payment policies, HOPD eligibility, quality of services and care, background checks, anti-kickback and physician referral laws, the Americans with Disabilities Act of 1990 (“ADA”) and similar state and local laws, regulations established by the Occupational Safety and Health Administration (“OSHA”), requirements and regulations established by CMS, and other legislation such as the CARES Act and the CAA.

These laws, policies and regulations and any amendments or newly established laws or regulations may have an adverse financial impact on the net operating revenues and profitability of many of our tenants, including MOBs, long term care hospitals (“LTCH”) and other physicians offices. This could adversely affect their ability to pay rent.

Many states also regulate the establishment and construction of health care facilities and services, and the expansion of existing health care facilities and services through certificate of need, or CON, laws, which may include regulation of certain types of beds, medical equipment, and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If any of our tenants seeks to undertake a CON-regulated project, but are not authorized by the applicable regulatory body to proceed with the project, these tenants could be prevented from operating in their intended manner and could be materially adversely affected.

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

Adverse trends in health care provider operations may negatively affect our lease revenues and our ability to make distributions to our shareholders.

The health care industry is currently experiencing, among other things:
•changes in the demand for and methods of delivering health care services, such as telehealth services;
•changes in third party reimbursement methods and policies;
•consolidation and pressure to integrate within the health care industry through acquisitions, joint ventures, and managed service organizations;
•increased scrutiny of billing, pricing, referral, and other practices by U.S. federal and state authorities;
•competition among health care providers; and
•increased scrutiny of control over release of confidential patient medical information.

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

Sources of revenue for our tenants typically include private insurance payors, the U.S. federal Medicare program, state Medicaid programs, MCOs, HMOs, and ACOs. Health care providers continue to face government and private payor pressure to control or reduce health care costs and significant reductions in health care reimbursement, including changes to payment methodologies under the Affordable Care Act and other federal or state health care legislation. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers.

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

On September 15, 2020, CMS advised states on implementing value-based care (“VBC”) programs, with a particular emphasis on Medicaid. VBC programs hold providers financially accountable for providing quality care, reducing health disparities, eliminating unnecessary procedures, and lowering costs. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses.

Efforts by payors to reduce health care costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

Our tenants and our company are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by health care providers who participate in, receive payments from, or are in a position to make referrals in connection with government-sponsored health care programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government issued safe harbor regulations defining the scope of leasing and physicians referrals that can be subject to enforcement. Further, the government has taken the position, and some courts have held, that violations of these and other laws, such as the Stark Law, can also be a violation of the False Claims Act. On November 20, 2020, the office of Inspector General of the Department of Health and Human Services issued final rules further clarifying the scope of the safe harbor regulations associated with the Stark Law and the Anti-Kickback Statute. These final rules limit civil monetary and criminal penalties to protect non-abusive business arrangements and lower barriers to value-based care. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our health care properties, which may have a material adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares. Further, we enter into leases and other financial relationships with health care delivery systems that are subject to or impacted by these laws. We also have other investors who are health care providers in certain of our subsidiaries that own our health care properties. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our health care provider investors may be subject to civil and/or criminal penalties.

Our health care-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us, and we could be subject to health care industry violations.

As is typical in the health care industry, our tenants may become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our health care properties and health care-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain health care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings, or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares. We could also be subject to costly government investigations or other enforcement actions which could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares.

The Health Insurance Portability and Accountability Act, commonly referred to as HIPAA, was established to set national standards for the confidentiality, security, and transmission of personal health information (PHI). Health care providers are required, under HIPAA and its implementing regulations, to protect and keep confidential any PHI. HIPAA also sets limits and conditions on use and disclosure of PHI without patient authorization. The law gives patients specific rights to their health information, including rights to obtain a copy of or request corrections to their medical records. The physician or the medical practice can be liable if there are improper disclosures of PHI, including from employee mishandling of PHI, medical records security breaches, lost or stolen electronic devices, hacking, social media breaches or failure to get patient authorizations. Violations could result in multi-million dollar penalties. Actual or potential violations of HIPAA could subject our tenants to government investigations, litigation or other enforcement actions which could adversely affect our tenants’ ability to pay rent and could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares.

Trends in the methods of delivering health care services could reduce demand for medical office space.

The health care industry is experiencing, among other things, changes in the demand for and methods of delivering health care services such as telehealth, and telehealth services have also expanded rapidly in response to the COVID-19 pandemic and the need for social distancing. During the COVID-19 pandemic, both government and other third-party payors have incentivized physicians, providers, and patients to utilize technology for medical encounters by paying and reimbursing for such encounters as if they were in-office encounters, and CMS has made several changes in the manner in which Medicare will pay for telehealth visits. It is unclear whether these incentives and other changes will remain in place permanently or will be rolled-back following the COVID-19 pandemic, although the Company expects that the availability and popularity of patients using telehealth services will continue to increase over time. While the revenues and efficiencies of telehealth services may increase the service offerings of our tenants, a long-term increase in telehealth services could reduce demand for medical office space, which could increase non-renewal of leases by our tenants and adversely impact our ability to maintain current rental and occupancy rates and could adversely affect our revenues, financial condition, and results of operations.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions as well as the value of our properties. These events include, but are not limited to:

•vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights, or tenant-favorable renewal options;
•inability to collect rent from tenants;
•competition from other real estate investors with significant capital, including other real estate operating companies, REITs, and institutional private equity or other investment funds;
•reductions in the level of demand for health care properties and changes in the demand for certain health care-related properties;
•increases in the supply of medical office space;
•increases in expenses associated with our real estate operations, including, but not limited to, insurance costs, third party management fees, energy prices, real estate assessments, and other taxes and costs of compliance with laws, regulations and governmental policies, and restrictions on our ability to pass such expenses on to our tenants; and
•changes in, and changes in interpretation or enforcement of, laws, regulations, and governmental policies associated with real estate, including, without limitation, health, safety, environmental, real estate and zoning and tax laws, increases in real property tax rates and taxation of REITs, governmental fiscal policies, and the ADA.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any of our properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us or at all. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of any of our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure that we will have funds available to correct those defects or to make those improvements.

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

Uncertain market conditions could cause us to sell our health care properties at a loss in the future.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and the Trust’s Board of Trustees may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our health care properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our health care properties, we may not be able to sell our properties at a profit in the future or at all. In addition, if we are unable to access the capital markets for financing in the future, we may need to sell some of our properties to raise capital. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell health care properties at inopportune times which could result in us selling the affected property at a substantial loss. Accordingly, the extent to which we will pay cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a health care property could adversely impact our ability to make debt payments and distributions to our shareholders.

We face risks associated with the potential impacts of climate change.

The impacts of climate change on our operations are highly uncertain and could have material adverse effects on our properties, operations, and business. To the extent that severe weather events or significant changes in climate occur in the geographic locations where our properties are located, we may experience revenue loss, cost increase, construction delays, tenant disruption or displacement, and decreased demand for properties located in such geographic areas or affected by such changes. In addition, changes in federal and state laws and regulations intended to reduce the impacts of climate change could result in, among other things, increased capital expenditures to improve energy efficiency at our properties, increased costs of property insurance or render such insurance unavailable on terms acceptable to us, and increased costs of developing properties without corresponding increases in revenue.

Our assets may be subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance, and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded. We have had tenant defaults that have caused us to record impairment charges in the past, and it is possible we may have tenant defaults in the future, which could lead to impairment charges.

Our investments in, or originations of, mezzanine and term loans will be subject to specific risks relating to the particular property or entity obligated to repay the loan, and our loan assets will involve greater risks of loss than senior loans secured by income-producing properties.

As of December 31, 2020, we have 22 mezzanine loans, three term loans, and one construction loan outstanding, and in the future, we may originate further loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business, and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan may become unsecured as a result of foreclosure by the senior lender and because it is in a subordinated position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

As of December 31, 2020, we had approximately $58.0 million of mortgage debt on individual properties and approximately $416.0 million of borrowings outstanding under our unsecured credit facility. In addition, in January 2016, August 2016, March 2017, and December 2017 we issued and sold $150.0 million, $75.0 million, $400.0 million, and $350.0 million, respectively, aggregate principal amount of senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•because a portion of our debt bears, or is expected to bear, interest at variable rates, an increase in interest rates could materially increase our interest expense;
•we may fail to effectively hedge against interest rate volatility;
•we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms if we are able to do so at all;
•our leverage could place us at a competitive disadvantage compared to our competitors who have less debt;
•we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;
•we may violate financial covenants contained in our various loan documents which would cause a default on our obligations, giving lenders various remedies, including increased interest rates, foreclosure, and liability for additional expenses;
•we may inadvertently violate non-financial restrictive covenants in our loan documents, such as covenants that require us to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate our debt obligations; and
•our default under any of our mortgage loans with cross-default or cross-collateralization provisions could result in default on other indebtedness and result in the foreclosures of other properties.

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

As of December 31, 2020, we had approximately $416.0 million of borrowings outstanding under our unsecured credit facility (including the term loan feature of our unsecured credit facility). During 2016 and 2017, we issued an aggregate of $975.0 million of debt. All of these items are senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share market price of our common shares.

As of December 31, 2020, there were approximately $416.0 million of borrowings outstanding under our unsecured credit facility (including the term loan feature of our unsecured credit facility). During 2016 and 2017, we issued $975.0 million of aggregate principal amount of senior notes. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing the Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred shares. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share market price of our common shares and dilute their interest in us.

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

If we become highly leveraged in the future, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, to obtain additional financing, and to make the distributions required to qualify as a REIT.

As of December 31, 2020, our indebtedness represented approximately 28% of our gross assets. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, to obtain additional financing, and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition, and results of operations, or credit ratings, our ability to make distributions to our shareholders, and the market price of our common shares.

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

If securities analysts downgrade our common shares or the health care-related real estate sector, the market price of our common shares could decline.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of February 22, 2021, the Trust owned approximately 97.4% of the OP Units and apart from this ownership interest, the Trust does not have any independent operations. As a result, the Trust relies upon distributions from the Operating Partnership to pay any distributions that the Trust might declare on the Trust’s common shares. We also rely upon distributions from the Operating Partnership to the Trust to meet our obligations, including tax liability on taxable income allocated to the Trust from the Operating Partnership (which might make distributions to the Trust not equal to the tax on such allocated taxable income). Shareholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of bankruptcy, liquidation or reorganization of the Trust, claims of the Trust’s shareholders will be satisfied only after all of the Trust’s and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Thomas, our President and Chief Executive Officer and the rest of our executive leadership team. We do not maintain key person life insurance on any of our officers. Our ability to continue to acquire and develop health care properties depends upon the significant relationships that our senior management team has developed over many years.

Although the Trust has entered into employment agreements with our management team we cannot provide any assurance that any of them will remain employed by the Trust. Our ability to retain our leadership team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

Certain provisions of Maryland law, the Trust’s declaration of trust and the partnership agreement of the Operating Partnership contain limits and restrictions on transferability of our outstanding shares of beneficial interest, which may have the effect of delaying, discouraging or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, no more than 50% of the value of the Trust’s outstanding shares of beneficial interest may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year. Subject to certain exceptions, the Trust’s declaration of trust prohibits any shareholder from owning beneficially or constructively more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of beneficial interest, though the Trust has granted, and may in the future grant, a waiver from the ownership limitations. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual entity. As a result, the acquisition of less than 9.8% of our outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of any class or series of our shares of beneficial interest and to be subject to the Trust’s declaration of trust’s ownership limit. The Trust’s declaration of trust also prohibits, among other prohibitions, any person from owning our shares of beneficial interest that would result in our being “closely held” under Section 856(h) of the Code, or otherwise cause us to fail to qualify as a REIT. Further, the partnership agreement of the Operating Partnership contains certain provisions such as redemption rights, restrictions on transfer of OP

Units, consent and other rights of the Trust as the general partner of the Operating Partnership, and rights of the limited partners of the Operating Partnership to consent to certain transfers of the general partnership interest. The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit, and other restrictions contained in the Trust’s declaration of trust and the Operating Partnership’s partnership agreement may inhibit market activity in our shares of beneficial interest, restrict our business combination opportunities, or otherwise delay, deter or prevent a transaction or change of control that our shareholders otherwise believe to be in their best interests.

In addition, certain provisions of the Maryland General Corporation Law, (“MGCL”), applicable to Maryland real estate investment trusts may have the effect of inhibiting, delaying, deferring, or preventing a third party from making a proposal to acquire the Trust (and, indirectly, the Operating Partnership) or of impeding or delaying a change of control under circumstances that otherwise could provide the Trust’s common shareholder with the opportunity to realize a premium over the then-prevailing market price of shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who was the beneficial owner directly or indirectly, of 10% or more of the voting power of our shares at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes certain minimum price and/or supermajority shareholder voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our Trust (defined as shares that, when aggregated with all other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our shareholders. If we fail to qualify as a REIT in any taxable year, we would face serious tax consequences that will substantially reduce the funds available for distribution to our shareholders because:

•we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•we could possibly be subject to increased state and local taxes; and
•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our consolidated properties are located and provides certain information regarding our consolidated portfolio’s geographic diversification/concentration as of December 31, 2020:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	8	332,239	2.4%	$8,042	2.6%
Arizona	13	733,791	5.2%	16,313	5.3%
Arkansas	7	269,800	1.9%	4,519	1.5%
California	5	93,011	0.7%	2,149	0.7%
Colorado	5	129,620	0.9%	2,967	1.0%
Connecticut	3	138,511	1.0%	3,695	1.2%
Florida	21	437,333	3.1%	12,615	4.1%
Georgia	8	1,065,193	7.6%	24,836	8.1%
Illinois	3	139,450	1.0%	2,785	0.9%
Indiana	24	1,135,403	8.1%	23,562	7.7%
Kentucky	12	980,639	7.0%	17,399	5.7%
Louisiana	3	150,777	1.1%	6,345	2.1%
Maine	1	44,677	0.3%	1,314	0.4%
Maryland	3	166,594	1.2%	4,108	1.3%
Michigan	6	250,456	1.8%	6,533	2.1%
Minnesota	19	826,708	5.9%	17,746	5.8%
Mississippi	2	97,294	0.7%	2,551	0.8%
Missouri	2	69,184	0.5%	1,914	0.6%
Montana	3	185,085	1.3%	5,575	1.8%
Nebraska	13	984,687	7.0%	18,526	6.1%
New Mexico	2	53,029	0.4%	1,464	0.5%
New York	13	613,520	4.4%	14,379	4.7%
North Dakota	8	434,215	3.1%	8,256	2.7%
Ohio	12	666,717	4.8%	13,429	4.4%
Oklahoma	1	52,000	0.4%	556	0.2%
Pennsylvania	12	443,891	3.2%	6,391	2.1%
Tennessee	8	706,805	5.0%	13,143	4.3%
Texas	30	1,989,443	14.2%	48,820	15.9%
Virginia	1	72,255	0.5%	1,886	0.6%
Washington	9	542,795	3.9%	9,858	3.2%
Wisconsin (3)	6	205,886	1.4%	4,677	1.6%
Total	263	14,011,008	100.0%	$306,353	100.0%
(1)“GLA” means gross leasable area.
(2)Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2020, by (b) 12.
(3)Excludes the Company’s 108,843 square foot corporate office building.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our consolidated properties owned as of December 31, 2020, for the periods indicated:

Expiration (1)	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (2)
2021	161	580,827	4.1%	$12,555	4.1%	$21.61
2022	110	591,137	4.2%	14,238	4.6%	24.09
2023	120	642,232	4.6%	14,922	4.9%	23.24
2024	97	822,014	5.9%	18,822	6.1%	22.90
2025	161	1,038,005	7.4%	24,993	8.2%	24.08
2026	123	3,203,579	22.9%	69,244	22.6%	21.61
2027	86	1,369,699	9.8%	29,341	9.6%	21.42
2028	75	1,358,010	9.7%	30,248	9.9%	22.27
2029	34	581,790	4.2%	15,779	5.2%	27.12
2030	49	583,171	4.2%	12,334	4.0%	21.15
Thereafter	75	2,608,111	18.5%	62,988	20.5%	24.15
Month to month (3)	36	52,375	0.4%	889	0.3%	16.97
Vacant	—	580,058	4.1%	—	—	—
Total / Weighted average	1,127	14,011,008	100.0%	$306,353	100.0%	$22.81
(1)Excludes leases related to the Company’s 108,843 square foot corporate office building.
(2) Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2020 by (b) square footage under executed leases as of December 31, 2020.
(3)Includes 12 leases which expired on December 31, 2020, representing 0.2% of portfolio leasable square feet.

Tenants

As of December 31, 2020, our consolidated properties were approximately 96% leased. No single tenant accounted for more than 5.6% of our total annualized base rent or 5.6% of total base revenue as of December 31, 2020; however, 16.7% of our total annualized base rent as of December 31, 2020 were from tenants affiliated with CommonSpirit.

The following table sets forth certain information about the 10 largest tenants in our consolidated portfolio based on total annualized base rent as of December 31, 2020:

Tenant	# of Properties	Leased GLA	% Leased GLA	Annualized Base Rent (thousands)	% of Portfolio Annualized Base Rent
CommonSpirit - CHI - Nebraska	13	899,129	6.7%	$17,229	5.6%
Northside Hospital	7	662,816	4.9%	14,879	4.9%
UofL Health - Louisville, Inc.	9	596,021	4.4%	12,151	4.0%
US Oncology	9	367,235	2.7%	9,758	3.2%
Baylor Scott and White Health	2	268,639	2.0%	7,960	2.6%
Ascension - St. Vincent's - Indianapolis	4	363,976	2.7%	7,736	2.5%
CommonSpirit - CHI - St. Alexius (ND)	7	359,209	2.7%	6,650	2.2%
HonorHealth	6	257,506	1.9%	6,382	2.1%
Great Falls Clinic	3	185,085	1.4%	5,575	1.8%
CommonSpirit - CHI - Franciscan	7	292,736	2.3%	5,455	1.7%
Total	67	4,252,352	31.7%	$93,775	30.6%

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

Ground Leases

We lease the land upon which 81 of our consolidated properties are built, representing approximately 44.5% of our total leasable square feet and 42.8% of our annualized base revenue as of December 31, 2020. The ground leases subject these properties to certain restrictions. These restrictions may limit our ability to re-let such facilities to tenants not affiliated with the health care delivery system that owns the underlying land. Restrictions may also include rights of first offer and refusal with respect to sales of the properties and may limit the types of medical procedures that may be performed at the facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s common shares are traded on the NYSE under the symbol “DOC.” As of February 22, 2021, the Trust had 387 registered shareholders of record of the Trust’s common shares.

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

The graph below compares the cumulative total return of our common shares, the Standard & Poor’s 500, and the MSCI US REIT Index (RMS), from the date of our listing on the NYSE on July 19, 2013 through December 31, 2020. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we joined the MSCI US REIT Index in November 2014 and therefore we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Index
Period Ending	Physicians Realty Trust	Standard & Poor’s 500	MSCI US REIT (RMS)
7/19/2013	$100.00	$100.00	$100.00
12/31/2013	$112.34	$110.29	$91.70
12/31/2014	$156.36	$125.39	$119.56
12/31/2015	$167.72	$127.13	$122.57
12/31/2016	$197.82	$142.33	$133.11
12/31/2017	$196.89	$173.40	$139.86
12/31/2018	$185.68	$165.80	$133.47
12/31/2019	$234.20	$218.01	$167.96
12/31/2020	$229.91	$258.12	$155.24

Recent Sales of Unregistered Securities

On November 9, 2020, the Trust, through a subsidiary of the Operating Partnership, entered into a contribution agreement with NNGS Holdings Summit, LLC, to acquire a property located in Pensacola, Florida (the “Pensacola Property”). The transaction closed on December 18, 2020, at which time, the Operating Partnership issued 167,779 units in the Operating Partnership as consideration for the acquisition.

The OP Units are redeemable at the option of the holder which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. The investor in the OP Units has agreed not to cause the Operating Partnership to redeem its OP Units prior to one year from the issuance date.

The OP Units were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D there under. The issuance did not involve a public offering and was made without general solicitation or advertising.

From time to time, the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended December 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	2,277	(1)	$17.93	N/A	N/A
November 1, 2020 - November 30, 2020	—		—	N/A	N/A
December 1, 2020 - December 31, 2020	—		—	N/A	N/A
Total	2,277		$17.93	—	—
(1)Represents OP Units redeemed by holders in exchange for common shares of the Company.

On October 30, 2020, the Company received a redemption notice from the holder of 116,110 Series A Preferred Units of the Operating Partnership (“Series A Preferred Units”) issued in connection with the January 9, 2018 acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons Transaction”). The Series A Preferred Units were redeemed on January 4, 2021. As a result of the redemption, there are no Series A Preferred Units outstanding.

ITEM 6. SELECTED FINANCIAL DATA

On November 19, 2020, the SEC issued amendments to streamline and enhance certain financial disclosure requirements in Regulation S-K. These changes are effective for annual filings for the first fiscal year ending on or after August 9, 2021. Early adoption is permitted for companies after February 10, 2021, and companies are permitted to selectively early adopt the provisions of the final rules, provided an amended item is adopted in its entirety. We early adopted the amendments to Item 301 in their entirety, which removed the requirement to furnish selected financial data for each of the last five fiscal years.

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

Overview

We are a self-managed health care real estate company organized in April 2013 to acquire, selectively develop, own, and manage health care properties that are leased to physicians, hospitals, and health care delivery systems. We invest in real estate that is integral to providing high quality health care services. Our properties are typically located on a campus with a hospital or other health care facilities or strategically affiliated with a hospital or other health care facilities. We believe the impact of government programs and continuing trends in the health care industry create attractive opportunities for us to invest in health care related real estate. In particular, we believe the demand for health care will continue to increase as a result of the aging population as older persons generally utilize health care services at a rate well in excess of younger people. Our management team has significant public health care REIT experience and has long-established relationships with physicians, hospitals, and health care delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings, outpatient treatment facilities, as well as other real estate integral to health care providers. In recent years, we have seen increased competition for health care properties and we expect this trend to continue. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

As of December 31, 2020, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.4%
2021	4.3%
2022	4.4%
2023	4.8%
2024	6.1%
2025	7.7%
2026	23.9%
2027	10.2%
2028	10.1%
2029	4.3%
2030	4.3%
Thereafter	19.5%
Total	100.0%
(1)Includes 12 leases which expired on December 31, 2020, representing 0.2% of portfolio occupied leasable square feet.

We receive a cash rental stream from these health care providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of December 31, 2020 are from absolute and triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.

Approximately 5% of the annualized base rent payments from our properties as of December 31, 2020 are from modified gross leases which allow us to pass through certain increases in operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%, with an annual weighted average rent escalator of approximately 2.4%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

We intend to grow our portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new health care facilities through joint venture or fee arrangements with health care real estate developers or health system development professionals. Generally, we only expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on medical office buildings (“MOB”) and ambulatory surgery centers.

We may from time to time also make investments in other health care properties. We believe that trends such as shifting consumer preferences, limited space in hospitals, the desire of patients and health care providers to limit non-essential services provided in a hospital setting, and cost considerations, continue to drive the industry towards performing more procedures in off-campus outpatient facilities versus the hospital setting. As these trends continue, we believe that demand for medical office buildings and similar health care properties away from hospital settings and in convenient locations to patients will continue to rise. We intend to exploit this trend and seek off-campus properties consistent with our investment philosophy and strategies.

While not our focus, we may choose to invest opportunistically in life science facilities, senior housing properties, skilled nursing facilities, specialty hospitals, and treatment centers. Consistent with our qualification as a REIT, we may also opportunistically invest in companies that provide health care services, and in joint venture entities with operating partners, structured to comply with RIDEA.

The COVID-19 pandemic has had an impact on our company and its current operations, and we continue to closely monitor the impact on all aspects of its business, including the impact on our tenants. We have leveraged our technological capabilities to allow our employees to effectively work from their homes, abide by states’ “stay at home” and public gathering orders and mask mandates, and continue to perform their responsibilities. We expect this arrangement to continue until our employees can safely return to the office in accordance with applicable state and federal laws, orders, regulations, and guidance.

The COVID-19 pandemic has also had an impact on our tenants and their operations. Although a majority of our tenants are part of the health care industry, the COVID-19 pandemic, state and federal laws, orders, regulations, and guidance in response to the COVID-19 pandemic, and the ensuing economic conditions have adversely impacted certain of our tenants’ operations and financial performance. We have taken extraordinary measures to communicate with our tenants and to keep our facilities clean and safe. We have instituted programs to help our tenants obtain available financial and other governmental assistance. Although certain of our tenants have requested deferral of their obligations to pay rent, most have continued to pay their rent and for those who are unable to do so, we are in discussions to work out mutually satisfactory resolutions. However, we may not be able to reach a satisfactory resolution with every tenant and any such resolution may not be on terms that are as favorable to us as those currently in place. We expect those trends to continue for the foreseeable future. While a number of key markets have resumed allowing health care providers to provide elective medical procedures and have reopened certain business activities, the timing of a safe and full return of normal activities may be impacted by changes in patient behaviors during and following the pandemic and may be restricted by federal, state, and local governments, as well as affiliated health care providers.

A recent increase in COVID-19 in certain areas of the country has resulted or may result in the imposition of additional restrictions by state and local governments. Further restrictions may include the shutdown or limitations on health care providers’ ability to perform elective medical procedures. In light of the various uncertainties and changing developments related to the COVID-19 pandemic, we are unable to predict the impact any restrictions may have on us or the operations of our tenants.

As of February 22, 2021, none of our facilities are closed due to the COVID-19 pandemic and we have collected 99.6% of fourth quarter billings. Because the effects of the COVID-19 pandemic are uncertain, there can be no assurance that there will be no additional restrictions or orders in the future, whether patients will continue to seek medical care, particularly elective medical procedures that can be deferred, at the same rates as prior to the COVID-19 pandemic and the resulting impact on our tenants. For further detail of the impact and the Company’s response to the COVID-19 pandemic, please refer to Part I, Item 1A (Risk Factors) of this report.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of December 31, 2020, owned approximately 97.3% of the OP Units. As of February 22, 2021, we have 210,588,276 common shares outstanding.

2020 Investment Activity

During 2020, the Company completed the acquisition of seven operating health care properties located in six states, for an aggregate purchase price of approximately $74.5 million, excluding the conversion of a previously outstanding term loan of $47.0 million and the satisfaction of one construction loan of $29.1 million. The Company also paid $1.1 million of additional purchase consideration on two properties under earn-out agreements and acquired one land parcel through the conversion and satisfaction of a previously outstanding term loan for $0.2 million. Additionally, the Company funded twelve mezzanine loans for $79.6 million, one term loan for $10.0 million, and $25.4 million of previous construction loan commitments, which includes the final funding on the Denton and Sacred Heart ASC construction loans. The Company also funded an additional amount of $0.3 million to an existing term loan. The Company also acquired membership interest in one joint venture for approximately $18.3 million, resulting in total consolidated investments of $209.3 million.

During 2020, we sold two medical office buildings located in Ohio for approximately $20.5 million and recognized a net gain of approximately $5.8 million.

Recent Developments

On December 18, 2020, the Trust’s Board of Trustees authorized and declared a cash distribution of $0.23 per common share and OP Unit for the quarterly period ended December 31, 2020. The distribution was paid on January 20, 2021 to common shareholders and OP Unit holders of record as of the close of business on January 5, 2021.

On January 4, 2021, 116,110 Series A Preferred Units issued in connection with the Hazelwood Medical Commons Transaction were redeemed for a total value of $25.3 million and $20.6 million of note receivables and accrued interest were repaid. As a result of this redemption, there are no Series A Preferred Units outstanding. The fair value of the embedded derivative associated with the previously outstanding Series A Preferred Units was $4.9 million which was derecognized in the course of the redemption.

2021 Investment Activity

Since December 31, 2020, the Company has completed the acquisition of multiple medical condominium units located in Atlanta “Pill Hill” MOB for a purchase price of approximately $0.7 million and funded one mezzanine loan in Elizabeth, New Jersey for $4.8 million.

Results of Operations

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019.

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019	Change	%
Revenues:
Rental revenues	$314,846	$303,264	$11,582	3.8%
Expense recoveries	103,344	101,115	2,229	2.2%
Interest income on real estate loans and other	19,315	10,902	8,413	77.2%
Total revenues	437,505	415,281	22,224	5.4%
Expenses:
Interest expense	57,179	65,022	(7,843)	(12.1)%
General and administrative	33,763	33,099	664	2.0%
Operating expenses	128,198	124,819	3,379	2.7%
Depreciation and amortization	149,590	146,436	3,154	2.2%
Impairment loss	4,872	—	4,872	NM
Total expenses	373,602	369,376	4,226	1.1%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	63,903	45,905	17,998	39.2%
Equity in loss of unconsolidated entities	(1,257)	(28)	(1,229)	NM
Gain on sale of investment properties, net	5,842	31,309	(25,467)	NM
Net income	$68,488	$77,186	$(8,698)	(11.3)%
NM = Not Meaningful

Revenues

Total revenues increased $22.2 million, or 5.4%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $11.6 million, or 3.8%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Rental revenues increased $4.4 million at our three LifeCare properties due to 2019 write-offs and 2020 rent catch-up payments. Our 2020 and 2019 acquisitions resulted in additional revenue of $3.3 million and $5.8 million, respectively. This was partially offset by a decrease in rental revenue of $2.3 million associated with our properties sold during 2019.

Expense recoveries. Expense recoveries increased $2.2 million, or 2.2%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in expense recoveries primarily resulted from our 2020 and 2019 acquisitions which resulted in additional expense recoveries of $2.0 million and $0.3 million, respectively. Expense recoveries also increased $1.2 million resulting from our existing portfolio of properties. These increases were partially offset by a decrease of $1.3 million associated with our properties sold during 2019.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $8.4 million, or 77.2%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase is due to additional interest income of $6.0 million as a result of an increase in the Company’s outstanding real estate loans receivable and $1.2 million from expired earn-outs and tenant improvement income. Property management fees related to services provided by the Company on assets owned by our unconsolidated PMAK Joint Venture increased $1.1 million.

Expenses

Total expenses increased by $4.2 million, or 1.1%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $7.8 million, or 12.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The interest expense decrease was comprised of $6.8 million due to a lower effective interest rate on our credit facility, lower debt balances and mortgage payoffs of $4.6 million, and lower credit facility fees of $0.2 million. Our weighted average effective interest rate on our credit facility was 1.8% and 3.4% for the year ended December 31, 2020 and 2019, respectively. This is partially offset by increases on our interest rate swap contracts of $4.2 million.

General and administrative. General and administrative expenses increased $0.7 million, or 2.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is mainly attributable to increased salaries and benefits of $2.4 million. This is partially offset by decreases in 2020 travel expenses of $1.0 million due to the COVID-19 pandemic and lower professional fees of $0.7 million.

Operating expenses. Operating expenses increased $3.4 million, or 2.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is primarily due to our 2020 and 2019 property acquisitions which resulted in additional operating expenses of $2.5 million and $0.7 million, respectively. In addition, there was an increase of $1.8 million from operating expenses associated with our existing portfolio of properties. These increases were partially offset by a decrease of $1.8 million associated with properties sold during 2019.

Depreciation and amortization. Depreciation and amortization increased $3.2 million, or 2.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase is due to our 2020 and 2019 property acquisitions which resulted in additional depreciation and amortization of $2.1 million and $2.9 million, respectively. In addition, there was an increase of $0.3 million from depreciation and amortization with our existing portfolio of properties. This was offset by a reduction in depreciation and amortization of $2.2 million associated with our sold properties.

Impairment Loss. During the year ended December 31, 2020, the Company recorded an impairment charge of $4.9 million related to a medical office building in Grand Rapids, Michigan, one of the Company’s original properties owned at the time of the IPO. The property is currently under contract to be sold. The Company did not record any impairment loss for the year ended December 31, 2019.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the year ended December 31, 2020 compared to the year ended December 31, 2019 is due to owning our 2019 joint ventures for a full year in 2020, and the investment in a new joint venture in 2020.

Gain on sale of investment properties, net. During the year ended December 31, 2020 we sold two properties in Ohio for approximately $20.5 million, realizing a net gain of $5.8 million. During the year ended December 31, 2019 we sold six properties in five states for approximately $86.3 million, realizing a net gain of $31.3 million.

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018.

A discussion of the results of operations for the year ended December 31, 2018 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Relations portion of our website (www.docreit.com).

Cash Flows

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019 (in thousands).

	2020	2019
Cash provided by operating activities	$233,297	$201,177
Cash used in investing activities	(201,913)	(255,308)
Cash (used in) provided by financing activities	(31,224)	37,325
Decrease in cash and cash equivalents	$160	$(16,806)

Cash flows from operating activities. Cash flows provided by operating activities were $233.3 million during the year ended December 31, 2020 compared to $201.2 million during the year ended December 31, 2019, representing a increase of $32.1 million. This change is primarily attributable to the increase in rental revenues, interest income, and distributions from our unconsolidated entities in 2020 compared to 2019. It is also attributable to the timing of our accounts payable and other liabilities and tenant receivables.

Cash flows from investing activities. Cash flows used in investing activities was $201.9 million during the year ended December 31, 2020 compared to cash flows used in investing activities of $255.3 million during the year ended December 31, 2019, representing a change of $53.4 million. The decrease in cash flows used in investing activities was primarily attributable to a $40.0 million decrease in cash spent on acquisition of investment properties, and a $7.6 million decrease in investment of unconsolidated entities. Additionally, there was an increase of repayments on real estate loans of $13.3 million and a decrease of $6.3 million on capital expenditures in 2020 compared to 2019. This was partially offset by $14.5 million of additional real estate loans issued in 2020.

Cash flows from financing activities. Cash flows used in financing activities was $31.2 million during the year ended December 31, 2020 compared to cash flows provided by financing activities of $37.3 million during the year ended December 31, 2019, representing a change of $68.5 million. This was primarily due to $297.0 million of additional net paydowns to our credit facility in 2020. Dividends paid to shareholders also increased by $15.8 million in 2020 compared to 2019. This was partially offset by sales of our common shares pursuant to the ATM Programs, resulting in additional net proceeds of $232.8 million in 2020. Cash flows used in the purchase of OP units also decreased by $13.5 million in 2020 compared to 2019.

Year Ended December 31, 2019 compared to Year Ended December 31, 2018 (in thousands).

A discussion of cash flows for the year ended December 31, 2018 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Relations portion of our website (www.docreit.com).

Non-GAAP Financial Measures

This report includes Funds From Operations (“FFO”), Normalized FFO, Normalized Funds Available For Distribution (“FAD”), Net Operating Income (“NOI”), and Cash NOI, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet, or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income	$68,488	$77,186	$58,321
Earnings per share - diluted	$0.32	$0.39	$0.30

Net income	$68,488	$77,186	$58,321
Net income attributable to noncontrolling interests - partially owned properties	(574)	(548)	(515)
Preferred distributions	(1,241)	(1,209)	(1,340)
Depreciation and amortization expense	149,208	146,072	158,163
Depreciation and amortization expense - partially owned properties	(297)	(282)	(336)
Gain on sale of investment properties, net	(5,842)	(31,309)	(11,664)
Impairment loss	4,872	—	—
Proportionate share of unconsolidated joint venture adjustments	7,063	715	—
FFO applicable to common shares	$221,677	$190,625	$202,629
FFO per common share	$1.05	$0.99	$1.08
Net change in fair value of derivative	—	1	(6)
Net change in fair value of contingent consideration	(715)	(37)	(50)
Normalized FFO applicable to common shares	$220,962	$190,589	$202,573
Normalized FFO per common share	$1.05	$0.99	$1.08

Weighted average number of common shares outstanding	211,145,917	191,626,320	187,526,762

Normalized FAD

We define Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash share compensation expense, straight-line rent adjustments, amortization of acquired above-market or below-market leases and assumed debt, amortization of lease inducements, amortization of deferred financing costs, recurring capital expenditures related to tenant improvements and leasing commissions, loan reserve adjustments, and cash payments from seller master leases and rent abatement payments, including our share of all required adjustments from unconsolidated joint ventures. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$68,488	$77,186	$58,321
Normalized FFO applicable to common shares	$220,962	$190,589	$202,573

Normalized FFO applicable to common shares	$220,962	$190,589	$202,573
Non-cash share compensation expense	12,486	10,115	8,681
Straight-line rent adjustments	(12,395)	(9,986)	(21,860)
Amortization of acquired above/below-market leases/assumed debt	3,462	3,485	3,287
Amortization of lease inducements	1,156	1,312	1,310
Amortization of deferred financing costs	2,372	2,416	2,428
TI/LC and recurring capital expenditures	(19,042)	(19,544)	(19,779)
Seller master lease and rent abatement payments	—	—	229
Loan reserve adjustments	84	—	—
Proportionate share of unconsolidated joint venture adjustments	(624)	(36)	—
Normalized FAD applicable to common shares	$208,461	$178,351	$176,869

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$68,488	$77,186	$58,321
General and administrative	33,763	33,099	28,816
Depreciation and amortization	149,590	146,436	158,389
Interest expense	57,179	65,022	66,183
Net change in the fair value of derivative	—	1	(6)
Gain on sale of investment properties, net	(5,842)	(31,309)	(11,664)
Impairment loss	4,872	—	—
Proportionate share of unconsolidated joint venture adjustments	10,458	1,048	—
NOI	$318,508	$291,483	$300,039

NOI	$318,508	$291,483	$300,039
Straight-line rent adjustments	(12,395)	(9,986)	(21,860)
Amortization of acquired above/below-market leases	3,524	3,547	3,287
Amortization of lease inducements	1,156	1,312	1,310
Seller master lease and rent abatement payments	—	—	229
Loan reserve adjustments	84	—	—
Change in fair value of contingent consideration	(715)	(37)	(50)
Proportionate share of unconsolidated joint venture adjustments	(581)	(36)	—
Cash NOI	$309,581	$286,283	$282,955

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

As of December 31, 2020, we had a total of $2.5 million of cash and cash equivalents and $684.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures, and scheduled debt maturities. We expect to satisfy our long-term liquidity needs through cash flow from operations, unsecured borrowings, issuances of equity and debt securities, proceeds from select property dispositions and joint venture transactions, and, in connection with acquisitions of additional properties, the issuance of OP Units of our Operating Partnership.

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

As of December 31, 2020, the Company had $166.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, $684.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of December 31, 2020, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

ATM Programs

During the fiscal year-ended December 31, 2020, we issued and sold pursuant to the ATM Program (as defined herein) 19,280,491 common shares at a weighted average price of $19.06 per share, resulting in net proceeds to us of approximately $363.8 million. See to Note 1 (Organization and Business) to our accompanying consolidated financial statements for further detail.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of December 31, 2020, the Company had issued 141,491 common shares under the DRIP since its inception.

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

Purchase of Investment Properties

We expect to record the majority of our future investments as asset acquisitions and as a result will capitalize acquisition costs. The purchase price, inclusive of acquisition costs, will be allocated to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Intangible assets primarily consist of above-market or below-market leases, in-place leases, above-market or below-market debt assumed, right-of-use assets, and lease liabilities. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires the Company to make certain estimates and assumptions. See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for details on our policies for recording purchases of investment properties.

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

Revenue

We recognize rental revenues in accordance with ASC 842, Leases. ASC 842 requires that rental revenue and adjustments relating to lease inducements and above-market and below-market leases be recognized on a straight-line basis over the term of the lease when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due are included in other assets on the consolidated balance sheets. If the Company determines that collectability of straight-line rents is not probable, rental revenue is limited to the lease payments collected from the lessee, including any variable lease payments.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we have investments in three unconsolidated joint ventures with ownership interests of 49% in two of the joint ventures and 12.3% in the third. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $768.6 million (of which our proportionate share is approximately $135.8 million). See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one embedded derivative, which is recognized as an asset on the consolidated balance sheets in other assets, and is measured at fair value and five interest rate swaps. See Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives) to our consolidated financial statements included in Item 7 to this report for further detail on our interest rate swaps.

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

Fixed Interest Rate Debt

As of December 31, 2020, our consolidated fixed interest rate debt totaled $1.0 billion, which represented 70.9% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of December 31, 2020 of 2.07%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.
Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 88.1% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of December 31, 2020, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion and $1.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2020. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of December 31, 2020, our consolidated variable interest rate debt totaled $422.1 million, which represented 29.1% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 11.9% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $172.1 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of December 31, 2020 would change by approximately $1.7 million annually.

Derivative Instruments

As of December 31, 2020, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of December 31, 2020, we had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on our consolidated indebtedness was 3.49% (based on the 30-day LIBOR rate as of December 31, 2020, of 0.15%). As of December 31, 2020, we had approximately $172.1 million, or approximately 11.9%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2020 (in thousands):

	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$166,000	Floating	LIBOR + 0.90%	9/18/2022
Senior Unsecured Term Loan (1)	250,000	Fixed	2.07%	6/10/2023
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
March 2017 Notes	400,000	Fixed	4.30%	3/15/2027
December 2017 Notes	350,000	Fixed	3.95%	1/15/2028
Mid Coast Hospital MOB (2)	6,105	Floating	LIBOR + 2.75%	11/13/2028
Foundation Surgical Affiliates MOB	6,471	Fixed	4.71%	1/10/2021
Savage MOB	4,925	Fixed	5.50%	2/1/2022
CareMount Medical - Lake Katrine MOB	24,718	Fixed	4.63%	11/6/2024
Gwinnett Physicians Center	15,782	Fixed	4.83%	12/1/2022
Total principal	1,449,001
Unamortized deferred financing costs	(5,369)
Unamortized discounts	(4,855)
Unamortized fair value adjustments	73
Total	$1,438,850
(1)Our borrowings under the term loan feature of our Credit Agreement bear interest at a rate which is determined by our credit rating, currently equal to LIBOR + 1.00%. We have entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%, resulting in an effective interest rate of 2.07%.
(2)We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of net real estate property and right-of-use lease assets, net for impairment
Description of the Matter
As of December 31, 2020, the Company’s consolidated balance sheet included net real estate property and right-of-use lease assets, net of $3.8 billion and $137.2 million, respectively. As described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relation to its expected undiscounted future cash flows. The Company adjusts the net book value of long-lived assets to fair value if the sum of the expected future undiscounted cash flows is less than book value.

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

We have served as the Company’s auditor since 2014.
Chicago, Illinois
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited Physicians Realty Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Physicians Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Physicians Realty Trust at December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Chicago, Illinois
February 26, 2021

Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
ASSETS	2020	2019
Investment properties:
Land and improvements	$231,621	$225,540
Building and improvements	3,824,796	3,700,009
Tenant improvements	73,145	53,931
Acquired lease intangibles	406,935	390,450
	4,536,497	4,369,930
Accumulated depreciation	(687,554)	(540,928)
Net real estate property	3,848,943	3,829,002
Right-of-use lease assets, net	137,180	127,933
Real estate loans receivable, net	198,800	178,240
Investments in unconsolidated entities	77,755	66,137
Net real estate investments	4,262,678	4,201,312
Cash and cash equivalents	2,515	2,355
Tenant receivables, net	4,757	7,972
Other assets	144,000	134,942
Total assets	$4,413,950	$4,346,581
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$412,322	$583,323
Notes payable	968,653	967,789
Mortgage debt	57,875	83,341
Accounts payable	7,007	6,348
Dividends and distributions payable	52,116	46,272
Accrued expenses and other liabilities	91,929	81,238
Lease liabilities	74,116	63,290
Acquired lease intangibles, net	6,641	6,096
Total liabilities	1,670,659	1,837,697

Redeemable noncontrolling interests - Series A Preferred Units and partially owned properties	28,289	27,900

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 209,550,592 and 189,975,396 common shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,096	1,900
Additional paid-in capital	3,303,231	2,931,921
Accumulated deficit	(658,171)	(529,194)
Accumulated other comprehensive (loss) income	(5,859)	4,321
Total shareholders’ equity	2,641,297	2,408,948
Noncontrolling interests:
Operating Partnership	73,302	71,697
Partially owned properties	403	339
Total noncontrolling interests	73,705	72,036
Total equity	2,715,002	2,480,984
Total liabilities and equity	$4,413,950	$4,346,581
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data)

	December 31,
	2020	2019	2018
Revenues:
Rental revenues	$314,846	$303,264	$313,006
Expense recoveries	103,344	101,115	97,989
Interest income on real estate loans and other	19,315	10,902	11,556
Total revenues	437,505	415,281	422,551
Expenses:
Interest expense	57,179	65,022	66,183
General and administrative	33,763	33,099	28,816
Operating expenses	128,198	124,819	122,620
Depreciation and amortization	149,590	146,436	158,389
Impairment loss	4,872	—	—
Total expenses	373,602	369,376	376,008
Income before equity in (loss) income of unconsolidated entities and gain on sale of investment properties, net:	63,903	45,905	46,543
Equity in (loss) income of unconsolidated entities	(1,257)	(28)	114
Gain on sale of investment properties, net	5,842	31,309	11,664
Net income	68,488	77,186	58,321
Net income attributable to noncontrolling interests:
Operating Partnership	(1,797)	(2,155)	(1,576)
Partially owned properties (1)	(574)	(548)	(515)
Net income attributable to controlling interest	66,117	74,483	56,230
Preferred distributions	(1,241)	(1,209)	(1,340)
Net income attributable to common shareholders	$64,876	$73,274	$54,890
Net income per share:
Basic	$0.32	$0.39	$0.30
Diluted	$0.32	$0.39	$0.30
Weighted average common shares:
Basic	204,243,768	185,770,251	182,064,064
Diluted	211,145,917	191,626,320	187,526,762
Dividends and distributions declared per common share	$0.92	$0.92	$0.92
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands)

	December 31,
	2020	2019	2018
Net income	$68,488	$77,186	$58,321
Other comprehensive (loss) income:
Change in fair value of interest rate swap agreements, net	(10,180)	(10,112)	481
Total other comprehensive (loss) income	(10,180)	(10,112)	481
Comprehensive income	58,308	67,074	58,802
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(1,522)	(1,863)	(1,589)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(574)	(548)	(515)
Comprehensive income attributable to common shareholders	$56,212	$64,663	$56,698

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$1,814	$2,772,823	$(315,417)	$13,952	$2,473,172	$73,844	$618	$74,462	$2,547,634
Net proceeds from sale of common shares	6	10,753	—	—	10,759	—	—	—	10,759
Restricted share award grants, net	2	6,837	(326)	—	6,513	—	—	—	6,513
Purchase of OP Units	—	—	—	—	—	(2,203)	—	(2,203)	(2,203)
Conversion of OP Units	2	2,523	—	—	2,525	(2,525)	—	(2,525)	—
Dividends/distributions declared	—	—	(167,817)	—	(167,817)	(4,742)	—	(4,742)	(172,559)
Preferred distributions	—	—	(1,340)	—	(1,340)	—	—	—	(1,340)
Distributions	—	—	—	—	—	—	(173)	(173)	(173)
Change in the market value of redeemable Noncontrolling interest in Operating Partnership	—	146	363	—	509	—	—	—	509
Change in fair value of interest rate swap agreements	—	—	—	481	481	—	—	—	481
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(1,527)	—	—	(1,527)	1,527	—	1,527	—
Net income	—	—	56,230	—	56,230	1,576	233	1,809	58,039
Balance at December 31, 2018	1,824	2,791,555	(428,307)	14,433	2,379,505	67,477	678	68,155	2,447,660
Cumulative effect of changes in accounting standards	—	(239)	—	—	(239)	—	—	—	(239)
Net proceeds from sale of common shares	74	131,555	—	—	131,629	—	—	—	131,629
Restricted share award grants, net	2	7,918	(898)	—	7,022	—	—	—	7,022
Purchase of OP Units	—	—	—	—	—	(14,023)	—	(14,023)	(14,023)
Dividends/distributions declared	—	—	(172,324)	—	(172,324)	(4,947)	—	(4,947)	(177,271)
Preferred distributions	—	—	(1,209)	—	(1,209)	—	—	—	(1,209)
Issuance of OP Units in connection with acquisition	—	—	—	—	—	22,598	—	22,598	22,598
Contributions	—	—	—	—	—	—	572	572	572
Distributions	—	—	—	—	—	—	(174)	(174)	(174)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(309)	(939)	—	(1,248)	—	—	—	(1,248)
Buyout of Noncontrolling Interest - partially owned properties	—	(122)	—	—	(122)	—	(990)	(990)	(1,112)
Change in fair value of interest rate swap agreements	—	—	—	(10,112)	(10,112)	—	—	—	(10,112)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,563	—	—	1,563	(1,563)	—	(1,563)	—
Net income	—	—	74,483	—	74,483	2,155	253	2,408	76,891
Balance at December 31, 2019	1,900	2,931,921	(529,194)	4,321	2,408,948	71,697	339	72,036	2,480,984
Cumulative effect of changes in accounting standards	—	(147)	—	—	(147)	—	—	—	(147)
Net proceeds from sale of common shares	194	364,194	—	—	364,388	—	—	—	364,388
Restricted share award grants, net	2	9,510	(1,783)	—	7,729	—	—	—	7,729
Purchase of OP Units	—	—	—	—	—	(515)	—	(515)	(515)
Conversion of OP Units	—	41	—	—	41	(41)	—	(41)	—
Dividends/distributions declared	—	—	(190,751)	—	(190,751)	(5,123)	—	(5,123)	(195,874)
Preferred distributions	—	—	(1,241)	—	(1,241)	—	—	—	(1,241)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	3,067	—	3,067	3,067
Distributions	—	—	—	—	—	—	(210)	(210)	(210)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	132	(1,319)	—	(1,187)	—	—	—	(1,187)
Change in fair value of interest rate swap agreements	—	—	—	(10,180)	(10,180)	—	—	—	(10,180)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,420)	—	—	(2,420)	2,420	—	2,420	—
Net income	—	—	66,117	—	66,117	1,797	274	2,071	68,188
Balance at December 31, 2020	$2,096	$3,303,231	$(658,171)	$(5,859)	$2,641,297	$73,302	$403	$73,705	$2,715,002
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$68,488	$77,186	$58,321
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	149,590	146,436	158,389
Amortization of deferred financing costs	2,372	2,416	2,428
Amortization of lease inducements and above/below-market lease intangibles	4,680	4,859	4,659
Straight-line rental revenue/expense	(12,395)	(9,986)	(21,860)
Amortization of discount on unsecured senior notes	629	603	577
Amortization of above market assumed debt	(62)	(62)	(62)
Gain on sale of investment properties, net	(5,842)	(31,309)	(11,664)
Equity in loss (income) of unconsolidated entities	1,257	28	(114)
Distributions from unconsolidated entities	5,515	119	112
Change in fair value of derivatives	15	1	(6)
Provision for bad debts	513	2,206	304
Non-cash share compensation	12,486	10,115	8,681
Net change in fair value of contingent consideration	(715)	(37)	(50)
Impairment on investment properties	4,872	—	—
Change in operating assets and liabilities:
Tenant receivables	(1,404)	(5,902)	230
Other assets	(7,201)	(2,955)	(852)
Accounts payable	659	2,462	(7,137)
Accrued expenses and other liabilities	9,840	4,997	16,738
Net cash provided by operating activities	233,297	201,177	208,694
Cash Flows from Investing Activities:
Proceeds on sale of investment properties	20,269	20,934	217,222
Acquisition of investment properties, net	(73,040)	(113,081)	(236,595)
Investment in unconsolidated entities	(18,390)	(25,954)	—
Acquisition of noncontrolling interests	—	(1,112)	(6,406)
Escrowed cash - acquisition deposits/earnest deposits	(179)	(10)	2,780
Capital expenditures on investment properties	(33,887)	(40,137)	(34,638)
Issuances of real estate loans receivable	(115,220)	(100,744)	(11,750)
Repayments of real estate loans receivable	21,194	7,855	15,928
Issuances of note receivable	—	—	(20,385)
Leasing commissions	(2,660)	(3,057)	(3,167)
Lease inducements	—	(2)	(172)
Net cash used in investing activities	(201,913)	(255,308)	(77,183)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	364,388	131,629	10,759
Proceeds from credit facility borrowings	364,000	454,000	422,000
Repayments on credit facility borrowings	(537,000)	(330,000)	(287,000)
Principal payments on mortgage debt	(25,477)	(25,184)	(78,018)
Debt issuance costs	(63)	(117)	(4,540)
Dividends paid - shareholders	(186,721)	(170,880)	(168,060)
Distributions to noncontrolling interests - Operating Partnership	(5,092)	(4,838)	(4,808)
Preferred distributions paid - OP Unit holders	(1,268)	(1,176)	(911)
Contributions to noncontrolling interests	—	572	—
Distributions to noncontrolling interests - partially owned properties	(628)	(582)	(547)
Payments of employee taxes for withheld stock-based compensation shares	(2,848)	(2,076)	(1,749)
Purchases of OP Units	(515)	(14,023)	(2,203)
Net cash (used in) provided by financing activities	(31,224)	37,325	(115,077)
Net increase (decrease) in cash and cash equivalents	160	(16,806)	16,434
Cash and cash equivalents, beginning of year	2,355	19,161	2,727
Cash and cash equivalents, end of year	$2,515	$2,355	$19,161
Supplemental disclosure of cash flow information - interest paid during the year	$54,813	$62,633	$58,705
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements and redeemable equity - property	$(10,180)	$(10,112)	$481
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$3,067	$25,200	$22,651

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of December 31, 2020, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

The Trust is a self-managed REIT formed primarily to acquire, selectively develop, own, and manage health care properties that are leased to physicians, hospitals, and health care delivery systems.

ATM Program

In August 2016, the Trust and the Operating Partnership entered into separate At The Market Issuance Sales Agreements (the “2016 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., JMP Securities LLC, Raymond James & Associates, Inc., and Stifel Nicolaus & Company, Incorporated (the “2016 Agents”), pursuant to which the Trust could issue and sell, from time to time, its common shares having an aggregate offering price of up to $300.0 million, through the 2016 Agents (the “2016 ATM Program”). The 2016 ATM Program was terminated in connection with the entry into the Sales Agreements (defined below). During the fiscal year-ended December 31, 2020, the Trust did not issue any common shares pursuant to the 2016 ATM Program.

In November 2019, the Trust and the Operating Partnership entered into separate At The Market Issuance Sales Agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated, in their capacity as agents and as forward sellers (the “Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500.0 million, through the Agents (the “ATM Program”, and together with the 2016 ATM Program, the “ATM Programs”). The Sales Agreements contemplate that, in addition to the issuance and sale of the Trust’s common shares through the Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of KeyBanc Capital Markets, Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated, or one of their respective affiliates. During the fiscal year ended December 31, 2020, the Trust issued and sold pursuant to the ATM Program 19,280,491 common shares at a weighted average price of $19.06 per share, resulting in net proceeds of approximately $363.8 million.

During 2020 and 2019, the Trust’s issuance and sale of common shares pursuant to the ATM Programs was as follows (in thousands, except common shares and price):

	2020			2019
	Common shares sold	Weighted average price	Net proceeds	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	12,352,700	$19.57	$239,337	1,681,928	$18.61	$30,986
Quarterly period ended June 30	5,543,066	18.07	99,138	971,000	18.66	17,935
Quarterly period ended September 30	78,194	18.52	1,433	3,020,711	17.41	52,070
Quarterly period ended December 31	1,306,531	18.44	23,848	1,617,500	18.84	30,177
Year ended December 31	19,280,491	$19.06	$363,756	7,291,139	$18.17	$131,168

As of February 22, 2021, the Trust had $83.2 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

GAAP requires identification of entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). ASC 810 broadly defines a VIE as an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is the VIE’s primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

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

During the year ended December 31, 2020, the Operating Partnership partially funded one property acquisition by issuing 167,779 OP Units valued at approximately $3.1 million on the date of issuance. The acquisition had a total aggregate purchase price of approximately $32.4 million.

During the year ended December 31, 2019, the Operating Partnership partially funded six property acquisitions by issuing 1,257,021 OP Units valued at approximately $22.6 million on the date of issuances. The acquisitions had a total aggregate purchase price of approximately $49.4 million.

As of December 31, 2020 and 2019, the Trust held a 97.3% and 97.1% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Partially Owned Properties: The Trust reflect noncontrolling interests in partially owned properties on the consolidated balance sheets for the portion of consolidated properties that are not wholly owned by the Company. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statements of income.

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

On January 9, 2018, the Hazelwood Medical Commons Transaction was partially funded with the issuance of 104,172 Series A Preferred Units, with a value of $22.7 million.

In connection with the Hazelwood Medical Commons Transaction, the Operating Partnership agreed to pay additional purchase consideration under an earn-out agreement with the seller if certain lease-up requirements were achieved before January 8, 2023. On June 19, 2019, the Operating Partnership funded, with the issuance of 8,529 Series A Preferred Units, an earn-out payment valued at $1.9 million on the date of issuance. On August 1, 2019, the Operating Partnership funded, with the issuance of 3,409 Series A Preferred Units, a second earn-out payment valued at $0.7 million on the date of issuance. Both of these earn-out payments were capitalized to the cost basis of the property.

As of December 31, 2020 and December 31, 2019, there were 116,110 Series A Preferred Units outstanding. As of December 31, 2020 the embedded derivative value was $4.9 million. On January 4, 2021, 116,110 Series A Preferred Units were redeemed for a total value of $25.3 million. As a result of this redemption, there are no Series A Preferred Units outstanding.

In connection with the Company’s acquisitions of the medical office building, ambulatory surgery center, and hospital located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which may, at the holders’ option, be redeemed at any time after May 1, 2023. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheets. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. The value of the Company’s redeemable noncontrolling interests as of December 31, 2020 and December 31, 2019 is $7.7 million and $6.5 million, respectively.

Dividends and Distributions

Dividends and distributions for the years ended December 31, 2020, 2019, and 2018 are as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 18, 2020	January 5, 2021	January 20, 2021	$0.23
September 21, 2020	October 2, 2020	October 16, 2020	$0.23
June 18, 2020	July 2, 2020	July 17, 2020	$0.23
March 19, 2020	April 2, 2020	April 16, 2020	$0.23
December 20, 2019	January 3, 2020	January 17, 2020	$0.23
September 20, 2019	October 3, 2019	October 18, 2019	$0.23
June 21, 2019	July 3, 2019	July 18, 2019	$0.23
March 22, 2019	April 3, 2019	April 18, 2019	$0.23
December 21, 2018	January 4, 2019	January 18, 2019	$0.23
September 19, 2018	October 3, 2018	October 18, 2018	$0.23
June 21, 2018	July 3, 2018	July 18, 2018	$0.23
March 23, 2018	April 3, 2018	April 18, 2018	$0.23

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

The following table sets forth the federal income tax status of distributions per common share and OP Unit for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Per common share and OP Unit:
Ordinary dividends	$—	$—	$—
Section 199A Qualified REIT Dividend	0.4798	0.4035	0.2825
Qualified dividends	—	—	—
Capital gain distributions	—	0.0003	—
Non-dividend distributions	0.4402	0.5162	0.6375
Total	$0.9200	$0.9200	$0.9200

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018, the Company’s acquisitions of investment properties and the majority of its future investments will be accounted for as asset acquisitions and will result in the capitalization of acquisition costs. The purchase price, inclusive of acquisition costs, will be allocated to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land and buildings and improvements. Intangible assets primarily consist of above-market or below-market leases, in-place leases, above-market or below-market debt assumed, right-of-use assets, and lease liabilities. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires the Company to make certain estimates and assumptions.

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

The value of above-market or below-market leases is estimated based on the present value (using a discount rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases plus the term of any renewal options that the lessee would be economically compelled to exercise.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates, and cap rates that could differ materially from actual results. The Company adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Company recognizes an impairment loss at the time it makes any such determination. If the Company determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data. With the adoption of ASU 2016-02, Leases, on January 1, 2019, the Company periodically evaluates the right-of-use assets for impairment as detailed above.

The Company recorded an impairment charge of $4.9 million on one medical office building in Grand Rapids, Michigan during the year ended December 31, 2020. The Company did not record impairment charges in the years ended December 31, 2019 and 2018.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. No properties were classified as held for sale as of December 31, 2020 or 2019, and dispositions during the years ended December 31, 2020, 2019, and 2018 did not qualify as discontinued operations.

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

On December 11, 2020 the Company contributed $18.3 million to acquire a 49% equity interest in Davis Medical Investors, LLC (“Davis Joint Venture”). This joint venture owns eight medical office facilities located in four states.

Real Estate Loans Receivable

Real estate loans receivable consists of 22 mezzanine loans, one construction loan, and three term loans as of December 31, 2020. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loan is secured by a mortgage on the land and improvements as constructed. Interest income on loans is recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. For the year ended December 31, 2020, the Company has recognized loss of $0.2 million. There were no such losses recognized for the year ended December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or fewer from the date of purchase. The Company is subject to concentrations of credit risk as a result of its temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions in order to mitigate that risk.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $86.6 million and $74.0 million as of December 31, 2020 and December 31, 2019, respectively. If the Company determines that collectability of straight-line rents is not probable, rental revenue is limited to the lease payments collected from the lessee, including any variable lease payments.

In accordance with ASU 2016-02, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $0.5 million and $9.8 million for the years ended December 31, 2020 and December 31, 2019, respectively. Net bad debt expense recoveries of $0.4 million were reported in operating expenses for the year ended December 31, 2018.

Rental revenue is adjusted by amortization of lease inducements and above-market or below-market rents on certain leases. Lease inducements and above-market or below-market rents are amortized on a straight-line basis over the remaining term of the lease.

Tenant Receivables, Net

Tenant receivables primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to the Company’s revenue recognition policy. The Company reviews receivables monthly and writes-off the remaining balance when, in the opinion of management, collection of substantially all remaining payments is not probable. When the Company determines substantially all remaining lease payments are not probable of collection, it recognizes a reduction of rental revenues and expense recoveries for all outstanding balances, including accrued straight-line rent receivables. Any subsequent receipts are recognized as rental revenues and expense recoveries in the period received. The adoption of ASC 842 resulted in an adjustment to the Company’s opening accumulated deficit balance of $0.2 million, associated with tenant receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

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

The Company has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, the Company does not recognize operating expense or expense recoveries. Bad debt recognized as an adjustment to expense recoveries was $0.1 million for each of the years ended December

31, 2020 and December 31, 2019. No bad debt was recognized as an adjustment to expense recoveries for the year ended December 31, 2018.

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met or if the Company does not elect to apply for hedge accounting, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. As a result of the Company’s adoption of ASU 2017-12 as of January 1, 2019, if hedge accounting is applied to a derivative instrument, the entire change in the fair value of its derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2020, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. Further detail is provided in Note 7 (Derivatives).

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

Commitments

Certain of the Company’s acquisitions provide for additional consideration to the seller in the form of an earn-out associated with lease-up contingencies. The Company recognizes the earn-out only if certain parameters or other substantive contingencies are met, at which time the consideration becomes payable.

Certain of the Company’s leases also provide for consideration available to tenants as a tenant improvement allowance. Based on existing leases as of December 31, 2020, committed but unspent tenant related obligations were $37.2 million.

Related Parties

The Company recognized rental revenues totaling $7.5 million in 2020 and $8.0 million in 2019 and 2018 from Baylor Scott and White Health. The Company recognized rental revenues totaling $0.6 million in 2020 and 2019 and $1.1 million in 2018 from Advocate Aurora Health. Both are health care systems affiliated with certain members of the Trust’s Board of Trustees.

Segment Reporting

Under the provision of Codification Topic 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to leasing and managing health care properties.

New Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incur losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including certain receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19, Codification Improvements to Topic 320, Financial Instruments - Credit Losses, clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for reporting periods beginning after December 15, 2019 and are applied as a cumulative adjustment to retained earnings as of January 1, 2020. The Company adopted ASU 2016-13 on January 1, 2020, with no material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement; Changes to the Disclosure Requirements for Fair Value Measurements, which modifies the disclosure requirements on fair value measurements in Topic 820 as follows: (a) disclosure removals: (i) the amount of and reasons for transfers between Level 1 and Level 2; (ii) the policy for timing of transfers between levels; and (iii) the valuation process for Level 3 fair value measurements; (b) disclosure modifications: (i) no requirement to disclose the timing of liquidation unless the investee has communicated the timing to the reporting entity or announced the timing publicly; and (ii) for Level 3 fair value measurements, a narrative description of measurement uncertainty at the reporting date, not the sensitivity to future changes; and (c) disclosure additions: (i) for recurring Level 3 measurements, disclose the changes in unrealized gains and losses for the period included in OCI and the statement of comprehensive income; and (ii) for Level 3 fair value measurements in the table of significant input, disclose the range and weighted average of the significant unobservable inputs and the way it is calculated. The Company adopted ASU 2018-13 on January 1, 2020, with no material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides optional relief to applying reference rate reform to changing reference rates, contracts, hedging relationships, and other transactions that reference LIBOR, which will be discontinued by the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company is evaluating how the transition away from LIBOR will impact the Company, and if the optional relief in this standard will be adopted. The Company does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements if adopted.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

Note 3. Investment and Disposition Activity

During 2020, the Company completed the acquisition of seven operating health care properties located in six states, for an aggregate purchase price of approximately $74.5 million, excluding the conversion of a previously outstanding term loan of $47.0 million and the satisfaction of one construction loan of $29.1 million. The Company also paid $1.1 million of additional purchase consideration on two properties under earn-out agreements and acquired one land parcel through the conversion and satisfaction of a previously outstanding term loan for $0.2 million. Additionally, the Company funded twelve mezzanine loans for $79.6 million, one term loan for $10.0 million, $25.4 million of previous construction loan commitments, which includes the final funding on the Denton and Sacred Heart ASC construction loans, and an additional $0.3 million to an existing term loan. The Company also acquired membership interest in one joint venture for approximately $18.3 million, resulting in total investment activity of approximately $209.3 million. As part of these investments, we incurred approximately $1.3 million of capitalized costs.

Investment activity for the year ending December 31, 2020 is summarized below:

Investment		Location	Acquisition Date	Investment Amount (in thousands)
El Paso, Texas Land	(1)	El Paso, TX	January 17, 2020	$215
Westerville MOB		Westerville, OH	February 28, 2020	10,683
TOPA Fort Worth	(2)	Fort Worth, TX	March 16, 2020	1,500
Ascension St. Vincent Cancer Center		Newburgh, IN	September 11, 2020	21,085
Health Center at Easton		Easton, PA	November 23, 2020	15,775
Hartford HealthCare Cancer Center		Manchester, CT	December 8, 2020	16,855
Davis Joint Venture	(3)	Various	December 11, 2020	18,252
Sacred Heart Summit Medical Office and ASC	(4)	Pensacola, FL	December 18, 2020	3,264
Westerville II MOB		Westerville, OH	December 23, 2020	5,350
Landmark Mezzanine Loan Portfolio		Various	Various	54,250
Loan Investments		Various	Various	60,971
Earn-out Investments	(5)	Various	Various	1,136
				$209,336
(1)This investment was funded through the conversion and satisfaction of a previously outstanding term loan of $1.3 million and additional cash consideration of $0.2 million.
(2)This investment was funded through the conversion and satisfaction of a previously outstanding term loan of $47.0 million and additional cash consideration of $1.5 million.
(3)The Company purchased a 49% membership interest in this joint venture.
(4)This investment was funded through the conversion and satisfaction of a previously outstanding construction loan of $29.1 million and additional consideration of $3.3 million consisting of an aggregate 167,779 OP Units issued by the Operating Partnership valued at approximately $3.1 million on the date of issuance and $0.2 million of cash.
(5)The Company completed the settlement of acquisitions related earn-out payments upon execution of leases at two properties. All earn-out payments are considered to be additional purchase price upon each respective property.

During 2020, the Company recorded revenues and net income of $5.3 million and $0.7 million, respectively, from its 2020 acquisitions.

During 2019, the Company completed acquisitions of twelve operating health care properties located in six states, for an aggregate purchase price of approximately $128.2 million. The Company also purchased a newly-constructed addition to an existing building owned by the Company in Tennessee for $4.3 million. The Company funded $128.3 million of loan transactions which included seven mezzanine loans for an aggregate $22.9 million, three term loans for $86.2 million, and two construction loans with an aggregate commitment amount of $44.3 million and funding to date of $19.2 million. The Company paid $3.2 million of additional purchase consideration on two properties under earn-out agreements and purchased two noncontrolling interests for $1.1 million. The Company also acquired membership interests in two joint ventures for approximately $64.9 million. Total investment activity for 2019 was approximately $330.1 million and as part of these investments, the Company incurred approximately $5.1 million of capitalized costs.

Investment activity for the year ending December 31, 2019 is summarized below:

Property		Location	Acquisition Date	Purchase Price (in thousands)
Addition - West TN ASC		Jackson, TN	January 31, 2019	$4,271
Doctors United ASC	(1)	Pasadena, TX	April 4, 2019	14,812
NCI Buyout - MN Portfolio		Various	May 6, 2019	540
Atlanta Condominium Investments		Atlanta, GA	June 28, 2019	8,500
Rockwall II MOB	(2)	Rockwall, TX	July 26, 2019	24,006
Shadeland Station Portfolio (2 MOBs)		Indianapolis, IN	August 2, 2019	23,296
Noncontrolling Interest Buyout - Rockwall II MOB	(2)	Rockwall, TX	August 23, 2019	572
Shell Ridge Portfolio (5 MOBs)	(3)	Walnut Creek, CA	September 27, 2019	34,625
ProHealth MOB		Manchester, CT	October 15, 2019	11,300
MedCore Realty Eden Hill Joint Venture	(4)	Dover, DE	October 31, 2019	8,920
PMAK Joint Venture	(5)	Various	November 22, 2019	55,990
Murdock Surgery Center		Port Charlotte, FL	December 2, 2019	11,666
Loan Investments		Various	Various	128,345
Earn-out Investment	(6)	Various	Various	3,208
				$330,051
(1)The Operating Partnership partially funded the acquisition by issuing an aggregate 346,989 OP Units valued at approximately $6.5 million on the date of issuance.
(2)On July 26, 2019 the Company completed the acquisition of a 97.5% interest in Rockwall II MOB. The Company acquired the remaining interest on August 23, 2019.
(3)The Operating Partnership partially funded the acquisition by issuing an aggregate 910,032 OP Units valued at approximately $16.1 million on the date of issuance.
(4)The Company purchased a 49% membership interest in this joint venture.
(5)The Company purchased a 12% membership interest in this joint venture by contributing 2 properties valued at $39.0 million and paid additional consideration of $17.0 million.
(6)The Company completed the settlement of acquisitions related earn-out payments upon execution of leases at two properties. One payment valued at $1.9 million at the time of issuance was funded with the issuance of 8,529 Series A Preferred Units. A second payment valued at $0.7 million at the time of issuance was funded with the issuance of 3,409 Series A Preferred Units. All earn-out payments are considered to be additional purchase price upon each respective property.

For 2019, the Company recorded revenues and net income of $3.9 million and $1.0 million, respectively, from its 2019 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2020	December 31, 2019
Land	$8,841	$18,394
Building and improvements	128,594	108,027
In-place lease intangibles	18,165	14,853
Above market in-place lease intangibles	118	136
Below market in-place lease intangibles	(1,962)	(96)
Right-of-use asset	444	630
Receivables	140	54
Issuance of OP Units	(3,067)	(22,598)
Mortgage escrow	—	(3,718)
Prepaid expenses	(771)	—
Issuance of Series A Preferred Units	—	(2,602)
Net assets acquired	$150,502	$113,080
Acquisition credits (1)	1,027	—
Aggregate purchase price	$151,529	$113,080
(1) Acquisition credits consisted primarily of future tenant improvements and capital expenditure commitments received as credits at the time of acquisition.

Dispositions

For the year ended December 31, 2020, the Company sold two medical office buildings in Ohio for approximately $20.5 million and recognized a net gain on the sales of approximately $5.8 million.

For the year ended December 31, 2019, the Company sold six medical office buildings in five states for approximately $86.3 million and recognized a net gain on the sales of approximately $31.3 million.

The following table summarizes revenues and net income related to the 2020 disposition properties for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,335	$1,371	$1,368

Income before gain on sale of investment properties, net	$706	$742	$740
Gain on sale of investment properties, net	5,842	—	—
Net income	$6,548	$742	$740

The following table summarizes revenues and net income related to the 2019 disposition properties for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$3,581	$9,056

(Loss) income before gain on sale of investment properties, net	$—	$(490)	$3,695
Gain on sale of investment properties, net	—	31,309	—
Net income	$—	$30,819	$3,695

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$362,837	$(173,862)	$188,975	$346,438	$(140,937)	$205,501
Above-market leases	43,386	(20,670)	22,716	43,300	(16,856)	26,444
Leasehold interest	712	(361)	351	712	(302)	410
Right-of-use lease assets	141,507	(4,327)	137,180	129,976	(2,043)	127,933
Total	$548,442	$(199,220)	$349,222	$520,426	$(160,138)	$360,288
Liabilities
Below-market lease	$15,882	$(9,241)	$6,641	$14,054	$(7,958)	$6,096
Lease liabilities	74,766	(650)	74,116	63,665	(375)	63,290
Total	$90,648	$(9,891)	$80,757	$77,719	$(8,333)	$69,386

The following is a summary of the Company’s acquired lease intangible amortization for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	December 31,
	2020	2019	2018
Amortization expense related to in-place leases	$34,691	$35,984	$50,082
Decrease of rental income related to above-market leases	3,846	4,354	5,194
Decrease of rental income related to leasehold interests	59	59	59
Increase of rental income related to below-market leases	1,417	1,886	2,718
Decrease of operating expense related to above-market ground leases (1)	139	139	139
Increase in operating expense related to below-market ground leases (1)	1,234	1,219	1,013
(1)Above-market and below-market ground leases are included in the right-of-use asset as of January 1, 2019 due to the implementation of ASU 2016-02, Leases. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

For the year ended December 31, 2020, the Company wrote off in-place lease assets of approximately $1.8 million with accumulated amortization of $0.9 million, for a net loss of approximately $0.8 million.

Future aggregate net amortization of the Company’s acquired lease intangibles as of December 31, 2020, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2021	$2,372	$33,990
2022	1,929	30,074
2023	1,622	27,194
2024	1,559	24,189
2025	1,562	20,638
Thereafter	7,382	115,954
Total	$16,426	$252,039

For the year ended December 31, 2020, the weighted average amortization periods for asset lease intangibles and liability lease intangibles are 27 years and 41 years, respectively. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

Note 5. Other Assets

Other assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Straight-line rent receivable, net	$86,551	$73,992
Notes receivable, net	23,760	22,694
Prepaid expenses	9,401	8,000
Lease inducements, net	9,396	11,415
Leasing commissions, net	9,282	7,986
Escrows	1,507	1,886
Interest rate swap	—	4,933
Other	4,103	4,036
Total	$144,000	$134,942

Note 6. Debt

The following is a summary of debt as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Fixed interest mortgage notes (1)	$51,896	$76,897
Variable interest mortgage note (2)	6,105	6,581
Total mortgage debt	58,001	83,478
$850 million unsecured revolving credit facility bearing variable interest, due September 2022 (3)	166,000	339,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest, due June 2023 (4)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,449,001	1,647,478
Unamortized deferred financing costs	(5,369)	(7,677)
Unamortized discounts	(4,855)	(5,483)
Unamortized fair value adjustments	73	135
Total debt	$1,438,850	$1,634,453
(1)As of December 31, 2020, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2021, 2022, and 2024, with a weighted average interest rate of 4.78%. As of December 31, 2019, fixed interest mortgage notes bear interest from 3.00% and 5.50%, due in 2020, 2021, 2022, and 2024, with a weighted average interest rate of 4.43%. The notes are collateralized by four properties with a net book value of $110.3 million as of December 31, 2020 and five properties with a net book value of and $170.2 million as of December 31, 2019.
(2)Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 2.90% and 4.50% as of December 31, 2020 and December 31, 2019, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.3 million and $8.6 million as of December 31, 2020 and December 31, 2019, respectively.
(3)As of December 31, 2020, the unsecured revolving credit facility bears variable interest of LIBOR plus 0.90%. As of December 31, 2019, the unsecured revolving credit facility had a variable interest rate of LIBOR plus 1.10%.
(4)As of December 31, 2020, the Trust’s borrowings under the term loan feature of the Credit Agreement bear interest at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. As of December 31, 2019, the term loan feature of the Credit Agreement bears interest at a rate equal to LIBOR + 1.25%. The Trust has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2020, the Trust had investment grade ratings of BBB from Fitch, Baa3 from Moody’s and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.90%. The Credit Agreement includes a facility fee equal to 0.20% per annum as of December 31, 2020, which is also determined by the Trust’s investment grade rating.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Pursuant to the credit agreement, borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for a current all-in fixed rate of 2.07% as of December 31, 2020. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2020, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of December 31, 2020, the Company had $166.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, the unencumbered borrowing base as of December 31, 2020 allows the Company to borrow an additional $684.0 million before reaching the maximum allowed under the credit facility.

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

On March 7, 2017, the Operating Partnership issued and sold $400.0 million aggregate principal amount of 4.30% Senior Notes which will mature on March 15, 2027. The Senior Notes were sold at an issue price of 99.68% of their face value, before the underwriters’ discount. The Company’s net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $396.1 million.

On December 1, 2017, the Operating Partnership issued and sold $350.0 million aggregate principal amount of 3.95% Senior Notes which will mature on January 15, 2028. The Senior Notes were sold at an issue price of 99.78% of their face value, before the underwriters’ discount. The Company’s net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $347.0 million.

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2020, the Trust was in compliance with all senior notes and mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2020, are as follows (in thousands):

2021	$8,296
2022	186,825
2023	266,008
2024	23,669
2025	25,476
Thereafter	938,727
Total Payments	$1,449,001

As of December 31, 2020 and 2019, the Company had total consolidated indebtedness of approximately $1.4 billion and $1.6 billion, respectively. The weighted average interest rate on consolidated indebtedness was 3.49% as of December 31, 2020 (based on the 30-day LIBOR rate as of December 31, 2020 of 0.15%). The weighted average interest rate on consolidated indebtedness was 3.65% as of December 31, 2019 (based on the 30-day LIBOR rate as of December 31, 2019 of 1.75%).

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2020, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. See Note 2 (Summary of Significant Accounting Policies) for a further discussion of the Company’s derivatives.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.07%
Effective date		7/7/2016
Maturity date		6/10/2023
Liability balance at December 31, 2020 (included in Accrued expenses and other liabilities)		$5,317
Asset balance at December 31, 2019 (included in Other assets)		$4,933
(1)1.07% effective swap rate plus 1.00% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Real estate taxes payable	$23,436	$21,483
Prepaid rent	22,248	21,037
Accrued interest	16,009	16,038
Accrued expenses	5,721	4,882
Interest rate swap	5,317	—
Embedded derivative	4,944	4,290
Security deposits	3,714	3,472
Accrued incentive compensation	1,945	2,248
Tenant improvement allowances	1,917	2,155
Contingent consideration	—	715
Other	6,678	4,918
Total	$91,929	$81,238

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

Restricted Common Shares:

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. During 2018, the Trust granted a total of 206,446 restricted common shares with a total value of $3.1 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2019, the Trust granted a total of 194,413 restricted common shares with a total value of $3.5 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2020, the Trust granted a total of 190,418 restricted common shares with a total value of $3.6 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients.

The following is summary of the status of the Trust’s non-vested restricted common shares during 2020, 2019, and 2018:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	173,276	$19.36
Granted	206,446	14.87
Vested	(153,325)	19.32
Forfeited	(1,258)	16.27
Non-vested at December 31, 2018	225,139	15.29
Granted	194,413	17.80
Vested	(200,104)	15.13
Forfeited	(2,571)	16.96
Non-vested at December 31, 2019	216,877	17.67
Granted	190,418	19.00
Vested	(189,642)	17.81
Forfeited	(1,831)	16.80
Non-vested at December 31, 2020	215,822	$18.73

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the years ended December 31, 2020, 2019, and 2018 the Company recognized non-cash share compensation of $3.5 million, $3.3 million, and $3.1 million, respectively. Unrecognized compensation expense at December 31, 2020, 2019, and 2018 was $1.3 million, $1.1 million, and $1.0 million, respectively.

Restricted Share Units:

In March 2020, March 2019, and March 2018 under the Trust’s 2013 Plan, the Trust granted (i) restricted share units at a target level of 223,579, 229,884, and 254,282 respectively, to the Trust’s senior management, which are subject to certain performance and market conditions and a three-year service periods and (ii) 38,858, 41,925, and 50,745 restricted share units, respectively, to the members of the Board of Trustees, which are subject to certain timing conditions and a two-year vesting period. In March 2020, 259,067 units were also granted to an officer subject to certain timing conditions and a five-year service period. Each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 40%, 50%, and 40% of the restricted share units issued to the Trust’s senior management in 2020, 2019, and 2018, respectively, vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $31.95 in 2020, $32.65 in 2019, and $19.28 in 2018 per unit, respectively, using the following assumptions:

	2020	2019	2018
Volatility	20.1%	21.8%	21.7%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	2.8 years	2.8 years	2.8 years
Risk-free rate	0.84%	2.53%	2.40%
Stock price (per share)	$19.30	$17.89	$14.78

 The remaining 60% of the restricted share units issued to the Trust’s senior management and 100% of the restricted share units issued to an officer in 2020, 50% issued to the Trust’s senior management in 2019, and 60% issued to the Trust’s senior management in 2018, vest based upon certain performance or timing conditions. With respect to the performance and timing conditions of the March 2020 grant issued to the Trust’s senior management, the grant date fair value of $19.30 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2020 restricted share units issued to officers is $24.36 per unit. With respect to the performance conditions of the March 2019 grant, the grant date fair value of $17.89 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2019 restricted share units issued to officers is $25.27 per unit. With respect to the performance conditions of the March 2018 grant, the grant date fair value of $14.78 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2018 restricted share units issued to officers is $16.58 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2020, 2019, and 2018:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	354,123		$26.30	51,220	$19.04
Granted	254,282		16.58	50,745	14.78
Vested	(75,250)	(1)	19.22	(34,807)	18.67
Non-vested at December 31, 2018	533,155		22.66	67,158	16.01
Granted	229,884		25.27	41,925	17.89
Vested	(104,553)	(2)	26.33	(41,786)	16.75
Forfeited	(3,734)		23.08	—	—
Non-vested at December 31, 2019	654,752		22.99	67,297	16.72
Granted	482,646		21.64	38,858	19.30
Vested	(173,259)	(3)	29.34	(46,335)	16.19
Non-vested at December 31, 2020	964,139		$21.17	59,820	$18.81
(1)Restricted units vested by Company executives in 2018 resulted in the issuance of 126,108 common shares, less 56,502 common shares withheld to cover minimum withholding tax obligations, for multiple employees.
(2)Restricted units vested by Company executives in 2019 resulted in the issuance of 87,805 common shares, less 35,265 common shares withheld to cover minimum withholding tax obligations, for multiple employees.
(3)Restricted units vested by Company executives in 2020 resulted in the issuance of 147,765 common shares, less 65,513 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

The Company recognized $8.9 million, $6.7 million, and $5.5 million of non-cash share unit compensation expense for the years ended December 31, 2020, 2019, and 2018, respectively. Unrecognized compensation expense at December 31, 2020, 2019, and 2018 was $11.5 million, $5.8 million, and $5.2 million, respectively.

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

The Company’s derivative instruments as of December 31, 2020, consist of one embedded derivative as detailed in the Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties section of Note 2 (Summary of Significant Accounting Policies) and five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There was one asset measured at fair value as of December 31, 2020 that had a previous carrying value of $5.4 million. During the year ended December 31, 2020, the Company recorded an impairment charge of $4.9 million related to a medical office building in Grand Rapids, Michigan, one of the Company’s original properties at the time of the IPO. There were no assets measured at fair value as of December 31, 2019.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$198,800	$198,814	$178,240	$178,095
Notes receivable, net	$23,760	$23,760	$22,694	$22,694
Derivative assets	$—	$—	$4,933	$4,933
Liabilities:
Credit facility	$(416,000)	$(416,000)	$(589,000)	$(589,000)
Notes payable	$(975,000)	$(1,063,367)	$(975,000)	$(1,003,385)
Mortgage debt	$(58,074)	$(59,651)	$(83,613)	$(85,110)
Derivative liabilities	$(10,261)	$(10,261)	$(4,290)	$(4,290)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2021 through 2039. As of December 31, 2020, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2021	$305,926
2022	299,200
2023	291,830
2024	279,696
2025	263,358
Thereafter	918,290
Total	$2,358,300

Note 12. Rent Expense

The Company leases the rights to parking structures at three of its properties, the air space above one property, and the land upon which 81 of its properties are located from third party landowners pursuant to separate leases. In addition, the Company has 10 corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 87 years remaining, excluding extension options, with a weighted average remaining term of 44 years.

Effective January 1, 2019, the Company adopted ASC 842, Leases which requires the operating leases mentioned above to be included in right-of-use lease assets, net on the Company’s December 31, 2020 and 2019 consolidated balance sheets, which represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make the lease payments are included in lease liabilities on the Company’s December 31, 2020 and 2019 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $126.7 million and lease liabilities for operating leases of approximately $61.0 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing or renewing after January 1, 2019 are recognized at commencement or renewal date based on the present value of lease payments over the lease term. As of December 31, 2020, total right-of-use assets and operating lease liabilities, net of accumulated amortization, were approximately $137.2 million and $74.1 million, respectively. The Company has entered into various short-term operating leases, primarily for office spaces, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheets.

At the inception of a new lease, the Company establishes an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As the Company’s leases do not provide an implicit rate, the Company calculates a discount rate that approximates the Company’s incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of December 31, 2020. There are no operating leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of December 31, 2020, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2021	$3,505
2022	3,458
2023	3,450
2024	3,433
2025	3,414
Thereafter	169,592
Total undiscounted lease payments	$186,852
Less: Interest	(112,736)
Present value of lease liabilities	$74,116

As of December 31, 2019, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2020	$3,130
2021	3,119
2022	3,084
2023	3,066
2024	3,040
Thereafter	141,486
Total undiscounted lease payments	$156,925
Less: Interest	(93,635)
Present value of lease liabilities	$63,290

Lease costs consisted of the following for the year ended December 31, 2020 and December 31, 2019 (in thousands):

	December 31,
	2020	2019
Operating lease cost	$2,190	$1,896
Variable lease cost	995	973
Total lease cost	$3,185	$2,869

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended December 31, 2020 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of December 31, 2020 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$17,229	5.6%
Northside Hospital	14,879	4.9%
UofL Health - Louisville, Inc.	12,151	4.0%
US Oncology	9,758	3.2%
Baylor Scott and White Health	7,960	2.6%
Remaining portfolio	244,376	79.7%
Total	$306,353	100.0%

ABR collected from the Company’s top five tenant relationships comprises 20.3% of its total ABR for the period ending December 31, 2020. Total ABR from CommonSpirit Health affiliated tenants totals 16.7%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of December 31, 2020 (in thousands):

State	Total ABR	Percent of ABR
Texas	$48,820	15.9%
Georgia	24,836	8.1%
Indiana	23,562	7.7%
Nebraska	18,526	6.1%
Minnesota	17,746	5.8%
Other	172,863	56.4%
Total	$306,353	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator for earnings per share - basic:
Net income	$68,488	$77,186	$58,321
Net income attributable to noncontrolling interests:
Operating Partnership	(1,797)	(2,155)	(1,576)
Partially owned properties	(574)	(548)	(515)
Preferred distributions	(1,241)	(1,209)	(1,340)
Numerator for earnings per share - basic:	$64,876	$73,274	$54,890
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	64,876	73,274	54,890
Operating Partnership net income	1,797	2,155	1,576
Numerator for earnings per share - diluted	$66,673	$75,429	$56,466
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	204,243,768	185,770,251	182,064,064
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,659,325	5,466,010	5,329,270
Restricted common shares	88,131	103,293	99,129
Restricted share units	1,154,693	286,766	34,299
Denominator for earnings per share - diluted	211,145,917	191,626,320	187,526,762
Earnings per share - basic	$0.32	$0.39	$0.30
Earnings per share - diluted	$0.32	$0.39	$0.30

Note 15. Subsequent Events

Since December 31, 2020, the Company has closed on the acquisition of multiple medical condominium units located in Atlanta “Pill Hill” MOB for a purchase price of approximately $0.7 million and funded one mezzanine loan in Elizabeth, New Jersey for $4.8 million.

On January 4, 2021, 116,110 Series A Preferred Units issued in connection with the Hazelwood Medical Commons Transaction were redeemed for a total value of $25.3 million and $20.6 million of note receivables and accrued interest were repaid. As a result of this redemption, there are no Series A Preferred Units Outstanding.

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Del Sol Medical Center MOB	El Paso, TX	—	860	2,866	545	860	3,411	4,271	(2,291)	1987	8/24/2006	21
Hackley MOB	Grand Rapids, MI	—	1,840	6,402	(2,977)	165	3,425	3,590	(3,111)	1968	12/22/2006	30
MeadowView Professional	Kingsport, TN	—	2,270	11,344	1,017	2,270	12,361	14,631	(5,274)	2005	5/10/2007	30
Firehouse Square	Milwaukee, WI	—	1,120	2,768	10	1,120	2,778	3,898	(1,239)	2002	8/15/2007	30
Valley West Hospital MOB	Chicago, IL	—	—	6,275	785	—	7,060	7,060	(3,047)	2007	11/1/2007	30
New Albany MOB	Columbus, OH	—	237	2,767	736	237	3,503	3,740	(1,196)	2000	1/4/2008	42
Mid Coast Hospital MOB	Portland, ME	6,105	—	11,247	499	—	11,746	11,746	(4,833)	2008	5/1/2008	42
Arrowhead Commons	Phoenix, AZ	$—	$740	$2,551	$754	$740	$3,305	$4,045	$(957)	2004	5/31/2008	46
Remington Medical Commons	Chicago, IL	—	895	6,499	862	895	7,361	8,256	(3,021)	2008	6/1/2008	30
Aurora MOB - Shawano	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(337)	2010	4/15/2010	50
East El Paso Physicians Medical Center	El Paso, TX	—	710	4,500	109	710	4,609	5,319	(949)	2004	8/30/2013	35
LifeCare 2.0 - Plano	Plano, TX	—	3,370	11,689	455	3,370	12,144	15,514	(3,625)	1987	9/18/2013	25
Crescent City Surgical Centre	New Orleans, LA	—	—	34,208	—	—	34,208	34,208	(5,167)	2010	9/30/2013	48
Foundation Surgical Affiliates MOB	Oklahoma City, OK	6,471	1,300	12,724	—	1,300	12,724	14,024	(2,145)	2004	9/30/2013	43
Eastwind Surgical Center	Columbus, OH	—	981	7,620	—	981	7,620	8,601	(1,227)	2007	11/27/2013	44
Great Falls ASC	Great Falls, MT	—	203	3,224	85	203	3,309	3,512	(719)	1999	12/11/2013	33
Foundation Surgical Hospital of San Antonio	San Antonio, TX	—	2,230	23,346	43	2,230	23,389	25,619	(5,205)	2007	2/19/2014	35
21st Century Radiation Oncology - Sarasota	Sarasota, FL	—	633	6,557	67	633	6,624	7,257	(1,729)	1975	2/26/2014	27
21st Century Radiation Oncology - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(650)	1987	2/26/2014	35
21st Century Radiation Oncology - Englewood	Englewood, FL	—	350	1,878	—	350	1,878	2,228	(372)	1992	2/26/2014	38
Foundation Healthplex of San Antonio	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(856)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	—	—	52,481	1,377	—	53,858	53,858	(12,420)	1987	2/28/2014	25
LifeCare 2.0 - Fort Worth	Fort Worth, TX	—	2,730	24,639	—	2,730	24,639	27,369	(5,676)	1985	3/28/2014	30
LifeCare 2.0 - Pittsburgh	Pittsburgh, PA	—	1,142	11,737	—	1,142	11,737	12,879	(2,834)	1987	3/28/2014	30
Pinnacle Health MOB - Wormleysburg	Harrisburg, PA	—	795	4,601	31	795	4,632	5,427	(1,332)	1990	4/22/2014	25
Pinnacle Health MOB - Carlisle	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(463)	2002	4/22/2014	35
South Bend Orthopaedics MOB	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(2,172)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	244	185	6,064	6,249	(1,590)	1975	4/30/2014	30
Mississippi Sports Medicine & Orthopedics	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(3,056)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	320	—	4,237	4,237	(1,132)	1993	5/28/2014	25
Renaissance ASC	Oshkosh, WI	—	228	7,658	17	228	7,675	7,903	(1,299)	2007	6/30/2014	40
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(1,065)	1996	6/30/2014	30
IU Health - 500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(686)	2000	7/1/2014	35
IU Health - 550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(2,945)	2000	7/1/2014	35
IU Health - 574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(295)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(595)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(1,238)	2010	7/28/2014	35
Oaks Medical Building	Lady Lake, FL	—	1,065	8,642	8	1,065	8,650	9,715	(1,334)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(982)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(2,154)	1995	9/5/2014	35
Zangmeister Cancer Center	Columbus, OH	—	1,610	31,120	147	1,610	31,267	32,877	(5,086)	2007	9/30/2014	40
Orthopedic One - Columbus	Columbus, OH	—	—	16,234	59	—	16,293	16,293	(2,520)	2009	9/30/2014	45
Orthopedic One - Westerville	Columbus, OH	—	362	3,944	—	362	3,944	4,306	(631)	2007	9/30/2014	43
South Point Medical Center	Columbus, OH	—	—	5,950	—	—	5,950	5,950	(1,078)	2007	9/30/2014	38
3100 Lee Trevino Drive	El Paso, TX	—	2,294	11,316	1,166	2,294	12,482	14,776	(2,649)	1983	9/30/2014	30
1755 Curie	El Paso, TX	—	2,283	24,543	3,432	2,283	27,975	30,258	(5,569)	1970	9/30/2014	30
9999 Kenworthy	El Paso, TX	—	728	2,178	589	728	2,767	3,495	(536)	1983	9/30/2014	35
32 Northeast MOB	Harrisburg, PA	—	408	3,232	223	408	3,455	3,863	(700)	1994	10/29/2014	33
4518 Union Deposit MOB	Harrisburg, PA	—	617	7,305	52	617	7,357	7,974	(1,567)	2000	10/29/2014	31
4520 Union Deposit MOB	Harrisburg, PA	—	169	2,055	37	169	2,092	2,261	(479)	1997	10/29/2014	28
240 Grandview MOB	Harrisburg, PA	—	321	4,242	175	321	4,417	4,738	(812)	1980	10/29/2014	35
Market Place Way MOB	Harrisburg, PA	—	808	2,383	57	808	2,440	3,248	(574)	2004	10/29/2014	35
Middletown Medical - Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(1,794)	1988	11/28/2014	35
Middletown Medical - Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(536)	1992	11/28/2014	35
Napoleon MOB	New Orleans, LA	—	1,202	7,412	3,015	1,202	10,427	11,629	(2,265)	1974	12/19/2014	25
West Tennessee ASC	Jackson, TN	—	1,661	2,960	7,116	1,661	10,076	11,737	(1,311)	1991	12/30/2014	44
Southdale Place	Edina MN	—	504	10,006	1,927	504	11,933	12,437	(3,148)	1979	1/22/2015	24
Crystal MOB	Crystal, MN	—	945	11,862	51	945	11,913	12,858	(1,764)	2012	1/22/2015	47
Savage MOB	Savage, MN	4,925	1,281	10,021	—	1,281	10,021	11,302	(1,563)	2011	1/22/2015	48
Dell MOB	Chanhassen, MN	—	800	4,520	178	800	4,698	5,498	(796)	2008	1/22/2015	43

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Methodist Sports	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(1,612)	2008	1/28/2015	33
Vadnais Heights MOB	Vadnais Heights, MN	—	2,751	12,233	27	2,751	12,260	15,011	(2,098)	2013	1/29/2015	43
Minnetonka MOB	Minnetonka, MN	—	1,770	19,797	145	1,770	19,942	21,712	(2,953)	2014	2/5/2015	49
Jamestown	Jamestown, ND	—	656	9,440	299	656	9,739	10,395	(1,782)	2013	2/5/2015	43
Indiana American 3	Greenwood, IN	—	862	6,901	1,486	862	8,387	9,249	(1,696)	2008	2/13/2015	38
Indiana American 2	Greenwood, IN	—	741	1,846	560	741	2,406	3,147	(600)	2001	2/13/2015	31
Indiana American 4	Greenwood, IN	—	771	1,928	298	771	2,226	2,997	(525)	2001	2/13/2015	31
8920 Southpointe	Indianapolis, IN	—	563	1,741	657	563	2,398	2,961	(747)	1993	2/13/2015	27
Minnesota Eye MOB	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(1,219)	2014	2/17/2015	44
Baylor Cancer Center- Carrollton	Dallas, TX	—	855	6,007	91	855	6,098	6,953	(887)	2001	2/27/2015	43
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	965	1,397	11,400	12,797	(1,907)	2004	2/27/2015	35
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	7,036	1,379	11,218	12,597	(3,090)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	779	534	10,943	11,477	(2,232)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	58	210	3,375	3,585	(714)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	278	372	6,923	7,295	(1,170)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	213	353	8,439	8,792	(1,540)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	56	282	7,130	7,412	(1,238)	2008	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(781)	2013	4/10/2015	43
Baton Rouge Surgery Center	Baton Rouge, LA	—	711	7,720	51	711	7,771	8,482	(1,331)	2003	4/15/2015	35
Healthpark Surgery Center	Grand Blanc, MI	—	—	17,624	61	—	17,685	17,685	(3,061)	2006	4/30/2015	36
University of Michigan Center for Specialty Care	Livonia, MI	—	2,200	8,627	205	2,200	8,832	11,032	(1,774)	1988	5/29/2015	30
Coon Rapids Medical Center	Coon Rapids, MN	—	607	5,857	468	607	6,325	6,932	(1,043)	2007	6/1/2015	35
Premier RPM	Bloomington, IN	—	872	10,537	—	872	10,537	11,409	(1,577)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(1,115)	2003	6/26/2015	40
Brookstone Physician Center	Jacksonville, AL	—	—	1,913	—	—	1,913	1,913	(365)	2007	6/30/2015	31
Hillside Medical Center	Hanover, PA	—	812	13,217	358	812	13,575	14,387	(2,259)	2003	6/30/2015	35
Randall Road MOB	Elgin, IL	—	1,124	15,404	1,640	1,124	17,044	18,168	(2,423)	2006	6/30/2015	38
JFK Medical Center MOB	Atlantis, FL	—	—	7,560	6	—	7,566	7,566	(1,213)	2002	7/24/2015	37
Grove City Health Center	Grove City, OH	—	1,363	8,516	—	1,363	8,516	9,879	(1,427)	2001	7/31/2015	37
Trios Health MOB	Kennewick, WA	—	1,492	55,178	3,795	1,492	58,973	60,465	(7,211)	2015	7/31/2015	45
Abrazo Scottsdale MOB	Phoenix, AZ	—	—	25,893	683	—	26,576	26,576	(3,712)	2004	8/14/2015	43
Avondale MOB	Avondale, AZ	—	1,818	18,108	100	1,818	18,208	20,026	(2,342)	2006	8/19/2015	45
Palm Valley MOB	Goodyear, AZ	—	2,666	28,655	461	2,666	29,116	31,782	(3,903)	2006	8/19/2015	43
North Mountain MOB	Phoenix, AZ	—	—	42,877	1,368	—	44,245	44,245	(5,629)	2008	8/31/2015	47
Katy Medical Complex	Katy, TX	—	822	6,797	42	822	6,839	7,661	(1,013)	2005	9/1/2015	39
Katy Medical Complex Surgery Center	Katy, TX	—	1,560	25,601	281	1,560	25,882	27,442	(3,633)	2006	9/1/2015	40
New Albany Medical Center	New Albany, OH	—	1,600	8,505	1,403	1,600	9,908	11,508	(1,663)	2005	9/9/2015	37
Fountain Hills Medical Campus	Fountain Hills, AZ	—	2,593	7,635	744	2,593	8,379	10,972	(1,259)	1995	9/30/2015	39
Fairhope MOB	Fairhope, AL	—	640	5,227	890	640	6,117	6,757	(1,027)	2005	10/13/2015	38
Foley MOB	Foley, AL	—	365	732	—	365	732	1,097	(112)	1997	10/13/2015	40
Foley Venture	Foley, AL	—	420	1,118	208	420	1,326	1,746	(191)	2002	10/13/2015	38
North Okaloosa MOB	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(142)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	—	380	1,237	1,617	(176)	2009	10/13/2015	41
Sorrento Road MOB	Pensacola, FL	—	170	894	—	170	894	1,064	(128)	2010	10/13/2015	41
Panama City Beach MOB	Panama City, FL	—	—	739	26	—	765	765	(99)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(161)	2010	10/13/2015	41
Ft. Walton Beach MOB	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(147)	1979	10/13/2015	35
Panama City MOB	Panama City, FL	—	—	661	39	—	700	700	(106)	2003	10/13/2015	38
Pensacola MOB	Pensacola, FL	—	220	1,685	78	220	1,763	1,983	(249)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(804)	2013	10/19/2015	45
Cambridge Professional Center	Waldorf, MD	—	590	8,520	664	590	9,184	9,774	(1,481)	1999	10/30/2015	35
HonorHealth - 44th Street MOB	Phoenix, AZ	—	515	3,884	1,346	515	5,230	5,745	(1,113)	1988	11/13/2015	28
Mercy Medical Center	Fenton, MO	—	1,201	6,778	—	1,201	6,778	7,979	(948)	1999	12/1/2015	40
8 C1TY Blvd	Nashville, TN	—	1,555	39,713	348	1,555	40,061	41,616	(4,500)	2015	12/17/2015	45
Great Falls Clinic	Great Falls, MT	—	1,687	27,402	441	1,687	27,843	29,530	(3,766)	2004	12/29/2015	40
Great Falls Hospital	Great Falls, MT	—	1,026	25,262	—	1,026	25,262	26,288	(3,304)	2015	1/25/2016	40
Treasure Coast Center for Surgery	Stuart, FL	—	380	5,064	—	380	5,064	5,444	(615)	2013	2/1/2016	42
Park Nicollet Clinic	Chanhassen, MN	—	1,941	14,555	—	1,941	14,555	16,496	(1,945)	2005	2/8/2016	40
HEB Cancer Center	Bedford, TX	—	—	11,839	11	—	11,850	11,850	(1,406)	2014	2/12/2016	44
Riverview Medical Center	Lancaster, OH	—	1,313	10,243	783	1,313	11,026	12,339	(1,728)	1997	2/26/2016	33
St. Luke's Cornwall MOB	Cornwall, NY	—	—	13,017	63	—	13,080	13,080	(1,956)	2006	2/26/2016	35
HonorHealth - Glendale	Glendale, AZ	—	1,770	8,089	—	1,770	8,089	9,859	(929)	2015	3/15/2016	45
Columbia MOB	Hudson, NY	—	—	16,550	47	—	16,597	16,597	(2,291)	2006	3/21/2016	35

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
St Vincent POB 1	Birmingham, AL	—	—	10,172	781	—	10,953	10,953	(3,497)	1975	3/23/2016	15
Emerson Medical Building	Creve Coeur, MO	—	1,590	9,853	296	1,590	10,149	11,739	(1,480)	1989	3/24/2016	35
Eye Associates of NM - Santa Fe	Santa Fe, NM	—	900	6,604	—	900	6,604	7,504	(964)	2002	3/31/2016	35
Eye Associates of NM - Albuquerque	Albuquerque, NM	—	1,020	7,832	13	1,020	7,845	8,865	(1,018)	2007	3/31/2016	40
Gardendale Surgery Center	Gardendale, AL	—	200	5,732	—	200	5,732	5,932	(679)	2011	4/11/2016	42
HealthEast - Curve Crest	Stillwater, MN	—	409	3,279	—	409	3,279	3,688	(401)	2011	4/14/2016	43
HealthEast - Victor Gardens	Hugo, MN	—	572	4,400	62	572	4,462	5,034	(581)	2008	4/14/2016	41
Cardwell Professional Building	Lufkin, TX	—	—	8,348	247	—	8,595	8,595	(1,052)	1999	5/11/2016	42
Dacono Neighborhood Health Clinic	Dacono, CO	—	2,258	2,911	20	2,258	2,931	5,189	(489)	2014	5/11/2016	44
Grand Island Specialty Clinic	Grand Island, NE	—	102	2,802	167	102	2,969	3,071	(409)	1978	5/11/2016	42
Hot Springs Village Office Building	Hot Springs Village, AR	—	305	3,309	95	305	3,404	3,709	(605)	1988	5/11/2016	30
UofL Health - East	Louisville, KY	—	—	81,248	152	—	81,400	81,400	(8,821)	2003	5/11/2016	45
UofL Health - South	Shepherdsville, KY	—	—	15,861	235	—	16,096	16,096	(2,244)	2005	5/11/2016	39
UofL Health - Plaza I	Louisville, KY	—	—	8,808	707	—	9,515	9,515	(1,380)	1970	5/11/2016	35
UofL Health - Plaza II	Louisville, KY	—	—	5,216	1,985	—	7,201	7,201	(1,836)	1964	5/11/2016	15
UofL Health - OCC	Louisville, KY	—	—	35,703	1,282	—	36,985	36,985	(4,974)	1985	5/11/2016	34
Lexington Surgery Center	Lexington, KY	—	1,229	18,914	503	1,229	19,417	20,646	(3,087)	2000	5/11/2016	30
Medical Arts Pavilion	Lufkin, TX	—	—	6,215	753	—	6,968	6,968	(1,066)	2004	5/11/2016	33
Memorial Outpatient Therapy Center	Lufkin, TX	—	—	4,808	100	—	4,908	4,908	(589)	1990	5/11/2016	45
Midlands Two Professional Center	Papillion, NE	—	—	587	382	—	969	969	(613)	1976	5/11/2016	5
Parkview MOB	Little Rock, AR	—	705	4,343	76	705	4,419	5,124	(661)	1988	5/11/2016	35
Peak One ASC	Frisco, CO	—	—	5,763	317	—	6,080	6,080	(699)	2006	5/11/2016	44
Physicians Medical Center	Tacoma, WA	—	—	5,862	3,131	—	8,993	8,993	(1,229)	1977	5/11/2016	27
St. Alexius - Minot Medical Plaza	Minot, ND	—	—	26,078	29	—	26,107	26,107	(2,868)	2015	5/11/2016	49
St. Clare Medical Pavilion	Lakewood, WA	—	—	9,005	209	—	9,214	9,214	(1,520)	1989	5/11/2016	33
St. Joseph Medical Pavilion	Tacoma, WA	—	—	11,497	108	—	11,605	11,605	(1,668)	1989	5/11/2016	35
St. Joseph Office Park	Lexington, KY	—	3,722	12,675	4,899	3,722	17,574	21,296	(5,045)	1992	5/11/2016	14
UofL Health - Mary & Elizabeth MOB II	Louisville, KY	—	—	5,587	91	—	5,678	5,678	(816)	1979	5/11/2016	34
UofL Health - Mary & Elizabeth MOB III	Louisville, KY	—	—	383	356	—	739	739	(525)	1974	5/11/2016	2
Thornton Neighborhood Health Clinic	Thornton, CO	—	1,609	2,287	—	1,609	2,287	3,896	(369)	2014	5/11/2016	43
St. Francis MOB	Federal Way, WA	—	—	12,817	74	—	12,891	12,891	(1,792)	1987	6/2/2016	38
Children's Wisconsin - Brookfield	Milwaukee, WI	—	476	4,897	—	476	4,897	5,373	(569)	2016	6/3/2016	45
UofL Health - South MOB	Shepherdsville, KY	—	27	3,827	—	27	3,827	3,854	(443)	2006	6/8/2016	40
Good Samaritan North Annex Building	Kearney, NE	—	—	2,734	—	—	2,734	2,734	(396)	1984	6/28/2016	37
NE Heart Institute Medical Building	Lincoln, NE	—	—	19,738	233	—	19,971	19,971	(1,898)	2004	6/28/2016	47
St. Vincent West MOB	Little Rock, AR	—	—	13,453	—	—	13,453	13,453	(1,342)	2012	6/29/2016	49
Meridan	Englewood, CO	—	1,608	15,774	137	1,608	15,911	17,519	(2,172)	2002	6/29/2016	38
UofL Health - Mary & Elizabeth MOB I	Louisville, KY	—	—	8,774	496	—	9,270	9,270	(1,695)	1991	6/29/2016	25
St. Alexius - Medical Arts Pavilion	Bismarck, ND	—	—	12,902	350	—	13,252	13,252	(1,903)	1974	6/29/2016	32
St. Alexius - Mandan Clinic	Mandan, ND	—	708	7,700	250	708	7,950	8,658	(929)	2014	6/29/2016	43
St. Alexius - Orthopaedic Center	Bismarck, ND	—	—	13,881	628	—	14,509	14,509	(1,763)	1997	6/29/2016	39
St. Alexius - Rehab Center	Bismarck, ND	—	—	5,920	202	—	6,122	6,122	(1,160)	1997	6/29/2016	25
St. Alexius - Tech & Ed	Bismarck, ND	—	—	16,688	128	—	16,816	16,816	(2,052)	2011	6/29/2016	38
Good Samaritan MOB	Kearney, NE	—	—	24,154	1,428	—	25,582	25,582	(2,577)	1999	6/29/2016	45
Lakeside Two Professional Center	Omaha, NE	—	—	13,358	1,218	—	14,576	14,576	(1,721)	2000	6/29/2016	38
Lakeside Wellness Center	Omaha, NE	—	—	10,177	397	—	10,574	10,574	(1,244)	2000	6/29/2016	39
McAuley Center	Omaha, NE	—	1,427	17,020	837	1,427	17,857	19,284	(2,847)	1988	6/29/2016	30
Memorial Health Center	Grand Island, NE	—	—	33,967	1,845	—	35,812	35,812	(4,714)	1955	6/29/2016	35
Missionary Ridge MOB	Chattanooga, TN	—	—	7,223	3,410	—	10,633	10,633	(3,689)	1976	6/29/2016	10
Pilot Medical Center	Birmingham, AL	—	1,419	14,528	55	1,419	14,583	16,002	(1,999)	2005	6/29/2016	35
St. Joseph Medical Clinic	Tacoma, WA	—	—	16,427	72	—	16,499	16,499	(2,499)	1991	6/30/2016	30
Woodlands Medical Arts Center	The Woodlands, TX	—	—	19,168	2,664	—	21,832	21,832	(2,960)	2001	6/30/2016	35
FESC MOB	Tacoma, WA	—	—	12,702	324	—	13,026	13,026	(2,919)	1980	6/30/2016	22
PrairieCare MOB	Maplewood, MN	—	525	3,099	—	525	3,099	3,624	(340)	2016	7/6/2016	45
Springwoods MOB	Spring, TX	—	3,821	14,830	4,941	3,821	19,771	23,592	(3,138)	2015	7/21/2016	44
Unity ASC, Imaging & MOB	West Lafayette, IN	—	960	9,991	—	960	9,991	10,951	(1,339)	2001	8/8/2016	35
Unity Medical Pavilion	West Lafayette, IN	—	1,070	12,454	—	1,070	12,454	13,524	(1,668)	2001	8/8/2016	35
Unity Faith, Hope & Love	West Lafayette, IN	—	280	1,862	—	280	1,862	2,142	(250)	2001	8/8/2016	35
Unity Immediate Care and OCC	West Lafayette, IN	—	300	1,833	—	300	1,833	2,133	(235)	2004	8/8/2016	37
Medical Village at Maitland	Orlando, FL	—	2,393	18,543	316	2,393	18,859	21,252	(1,999)	2006	8/23/2016	44
Tri-State Orthopaedics MOB	Evansville, IN	—	1,580	14,162	—	1,580	14,162	15,742	(1,797)	2004	8/30/2016	37
Maury Regional Health Complex	Spring Hill, TN	—	—	15,619	335	—	15,954	15,954	(1,798)	2012	9/30/2016	41

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Spring Ridge Medical Center	Wyomissing, PA	—	28	4,943	—	28	4,943	4,971	(603)	2002	9/30/2016	37
Doctors Community Hospital POB	Lanham, MD	—	—	23,034	14	—	23,048	23,048	(2,047)	2009	9/30/2016	48
Gig Harbor Medical Pavilion	Gig Harbor, WA	—	—	4,791	2,245	—	7,036	7,036	(1,190)	1991	9/30/2016	30
Midlands One Professional Center	Papillion, NE	—	—	14,922	34	—	14,956	14,956	(1,724)	2010	9/30/2016	37
Northwest Michigan Surgery Center	Traverse City, MI	—	2,748	30,005	—	2,748	30,005	32,753	(3,246)	2004	10/28/2016	40
Northeast Medical Center	Fayetteville, NY	—	4,011	25,564	953	4,011	26,517	30,528	(3,959)	1998	11/23/2016	33
North Medical Center	Liverpool, NY	—	1,337	18,680	915	1,337	19,595	20,932	(2,564)	1989	11/23/2016	35
Cincinnati Eye Institute	Cincinnati, OH	—	2,050	32,546	—	2,050	32,546	34,596	(4,047)	1985	11/23/2016	35
HonorHealth - Scottsdale MOB	Scottsdale, AZ	—	3,340	4,288	5,811	3,340	10,099	13,439	(787)	2000	12/2/2016	45
Fox Valley Hematology & Oncology	Appleton, WI	—	1,590	26,666	—	1,590	26,666	28,256	(2,606)	2015	12/8/2016	44
Northern Vision Eye Center	Traverse City, MI	—	490	2,132	—	490	2,132	2,622	(268)	2006	12/15/2016	35
Flower Mound MOB	Flower Mound, TX	—	1,945	8,312	17	1,945	8,329	10,274	(862)	2011	12/16/2016	43
Carrollton MOB	Flower Mound, TX	—	2,183	10,461	86	2,183	10,547	12,730	(1,162)	2002	12/16/2016	40
HonorHealth - Scottsdale IRF	Scottsdale, AZ	—	—	19,331	—	—	19,331	19,331	(1,926)	2000	12/22/2016	42
Orthopedic Associates	Flower Mound, TX	—	2,915	12,791	—	2,915	12,791	15,706	(1,275)	2011	1/5/2017	43
Medical Arts Center at Hartford	Plainville, CT	—	1,499	24,627	861	1,499	25,488	26,987	(2,435)	2015	1/11/2017	44
CareMount Medical - Lake Katrine MOB	Lake Katrine, NY	24,718	1,941	27,434	—	1,941	27,434	29,375	(2,718)	2013	2/14/2017	42
CareMount Medical - Rhinebeck MOB	Rhinebeck, NY	—	869	12,220	—	869	12,220	13,089	(1,263)	1965	2/14/2017	41
Monterey Medical Center	Stuart, FL	—	2,292	13,376	188	2,292	13,564	15,856	(1,494)	2003	3/7/2017	37
Creighton University Medical Center	Omaha, NE	—	—	32,487	—	—	32,487	32,487	(2,647)	2017	3/28/2017	49
Strictly Pediatrics Specialty Center	Austin, TX	—	4,457	62,527	866	4,457	63,393	67,850	(6,166)	2006	3/31/2017	40
MedStar Stephen's Crossing	Brandywine, MD	—	1,975	14,810	—	1,975	14,810	16,785	(1,333)	2015	6/16/2017	43
Health Clinic Building	Omaha, NE	—	—	50,177	—	—	50,177	50,177	(3,619)	2017	6/29/2017	49
Family Medical Center	Little Falls, MN	—	—	4,944	9,608	—	14,552	14,552	(873)	1990	6/29/2017	30
Craven-Hagan Clinic	Williston, ND	—	—	8,739	1,017	—	9,756	9,756	(897)	1984	6/29/2017	40
Chattanooga Heart Institute	Chattanooga, TN	—	—	18,639	942	—	19,581	19,581	(1,885)	1993	6/29/2017	37
St. Vincent Mercy Heart and Vascular Center	Hot Springs, AR	—	—	11,688	6	—	11,694	11,694	(1,017)	1998	6/29/2017	45
South Campus MOB	Hot Springs, AR	—	—	13,369	372	—	13,741	13,741	(1,212)	2009	6/29/2017	42
St. Vincent Mercy Cancer Center	Hot Springs, AR	—	—	5,090	122	—	5,212	5,212	(516)	2001	6/29/2017	39
St. Joseph Professional Office Building	Bryan, TX	—	—	11,169	175	—	11,344	11,344	(925)	1996	6/29/2017	46
St. Vincent Carmel Women's Center	Carmel, IN	—	—	31,720	509	—	32,229	32,229	(2,422)	2014	6/29/2017	48
St. Vincent Fishers Medical Center	Fishers, IN	—	—	62,870	282	—	63,152	63,152	(5,268)	2008	6/29/2017	45
Baylor Charles A. Sammons Cancer Center	Dallas, TX	—	—	256,886	828	—	257,714	257,714	(21,554)	2011	6/30/2017	43
Orthopedic & Sports Institute of the Fox Valley	Appleton, WI	—	2,003	26,394	100	2,003	26,494	28,497	(2,496)	2005	6/30/2017	40
Clearview Cancer Institute	Huntsville, AL	—	2,736	43,220	—	2,736	43,220	45,956	(4,542)	2006	8/4/2017	34
Northside Cherokee-Town Lake MOB	Atlanta, GA	—	—	30,627	1,667	—	32,294	32,294	(2,852)	2013	8/15/2017	46
HonorHealth - Mesa	Mesa, AZ	—	362	3,059	8	362	3,067	3,429	(266)	2013	8/15/2017	43
Little Falls Orthopedics	Little Falls, MN	—	246	1,977	146	246	2,123	2,369	(409)	1999	8/24/2017	28
Unity Specialty Center	Little Falls, MN	—	—	2,885	914	—	3,799	3,799	(868)	1959	8/24/2017	15
Immanuel One Professional Center	Omaha, NE	—	—	16,598	854	—	17,452	17,452	(1,804)	1993	8/24/2017	35
SJRHC Cancer Center	Bryan, TX	—	—	5,065	721	—	5,786	5,786	(551)	1997	8/24/2017	40
St. Vincent Women's Center	Hot Springs, AR	—	—	4,789	225	—	5,014	5,014	(450)	2001	8/31/2017	40
Legends Park MOB & ASC	Midland, TX	—	1,658	24,178	—	1,658	24,178	25,836	(1,943)	2003	9/27/2017	44
Franklin MOB & ASC	Franklin, TN	—	1,001	7,902	—	1,001	7,902	8,903	(634)	2014	10/12/2017	42
Eagle Point MOB	Lake Elmo, MN	—	1,011	9,009	—	1,011	9,009	10,020	(683)	2015	10/31/2017	48
Edina East MOB	Edina, MN	—	2,360	4,135	436	2,360	4,571	6,931	(584)	1962	10/31/2017	30
Northside Center Pointe	Atlanta, GA	—	—	118,430	6,180	—	124,610	124,610	(12,500)	2009	11/10/2017	31
Gwinnett 500 Building	Lawrenceville, GA	—	—	22,753	281	—	23,034	23,034	(1,749)	1995	11/17/2017	45
Hudgens Professional Building	Duluth, GA	—	—	21,779	227	—	22,006	22,006	(1,922)	1994	11/17/2017	40
St. Vincent Building	Indianapolis, IN	—	5,854	42,382	5,718	5,854	48,100	53,954	(4,555)	2007	11/17/2017	45
Gwinnett Physicians Center	Lawrenceville, GA	15,782	—	48,304	367	—	48,671	48,671	(3,346)	2010	12/1/2017	47
Apple Valley Medical Center	Apple Valley, MN	—	1,587	14,929	2,556	1,587	17,485	19,072	(1,952)	1974	12/18/2017	33
Desert Cove MOB	Scottsdale, AZ	—	1,689	5,207	—	1,689	5,207	6,896	(448)	1991	12/18/2017	38
Westgate MOB	Glendale, AZ	—	—	13,379	2,092	—	15,471	15,471	(1,332)	2016	12/21/2017	45
Hazelwood Medical Commons	Maplewood, MN	—	3,292	57,390	3,737	3,292	61,127	64,419	(4,192)	2017	1/9/2018	45
Lee's Hill Medical Plaza	Fredericksburg, VA	—	1,052	24,790	52	1,052	24,842	25,894	(1,963)	2006	1/23/2018	40
HMG Medical Plaza	Kingsport, TN	—	—	64,204	—	—	64,204	64,204	(4,622)	2010	4/3/2018	40
Jacksonville MedPlex (Building B)	Jacksonville, FL	—	3,259	5,988	172	3,259	6,160	9,419	(484)	2010	7/26/2018	37
Jacksonville MedPlex (Building C)	Jacksonville, FL	—	2,168	6,467	21	2,168	6,488	8,656	(437)	2010	7/26/2018	40
Northside Medical Midtown	Atlanta, GA	—	—	55,483	8,721	—	64,204	64,204	(3,189)	2018	9/14/2018	50
Doctors United ASC	Pasadena, TX	—	1,603	11,827	—	1,603	11,827	13,430	(457)	2018	4/4/2019	54

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Atlanta Medical Condominium Investments	Atlanta, GA	—	3,888	2,201	165	3,888	2,366	6,254	(273)	1986	6/28/2019	30
Rockwall II MOB	Rockwall, TX	—	—	19,904	1,190	—	21,094	21,094	(765)	2017	7/26/2019	44
Community Health 7240	Indianapolis, IN	—	1,017	8,052	—	1,017	8,052	9,069	(328)	1985	8/2/2019	40
Community Health 7330	Indianapolis, IN	—	1,216	7,633	—	1,216	7,633	8,849	(313)	1988	8/2/2019	40
Shell Ridge Plaza - Bldg 106	Walnut Creek, CA	—	1,296	9,007	35	1,296	9,042	10,338	(428)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 108	Walnut Creek, CA	—	1,105	2,600	—	1,105	2,600	3,705	(125)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 110	Walnut Creek, CA	—	1,105	2,786	—	1,105	2,786	3,891	(135)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 112	Walnut Creek, CA	—	3,097	9,639	—	3,097	9,639	12,736	(545)	1984	9/27/2019	25
Shell Ridge Plaza - Bldg 114	Walnut Creek, CA	—	1,392	4,624	—	1,392	4,624	6,016	(171)	1984	9/27/2019	40
ProHealth MOB	Manchester, CT	—	1,032	9,418	2	1,032	9,420	10,452	(330)	2012	10/15/2019	38
Murdock Surgery Center	Port Charlotte, FL	—	1,643	9,527	4	1,643	9,531	11,174	(310)	2006	12/2/2019	35
Westerville MOB	Westerville, OH	—	995	7,713	2,298	995	10,011	11,006	(225)	2003	2/28/2020	35
TOPA Fort Worth	Fort Worth, TX	—	—	42,753	668	—	43,421	43,421	(946)	2017	3/16/2020	39
Ascension St. Vincent Cancer Center	Newburgh, IN	—	1,031	16,319	—	1,031	16,319	17,350	(160)	2008	9/11/2020	36
Health Center at Easton	Easton, PA	—	952	13,375	—	952	13,375	14,327	(64)	2017	11/23/2020	38
Hartford HealthCare Cancer Center	Manchester, CT	—	1,603	14,487	—	1,603	14,487	16,090	(33)	2017	12/8/2020	39
Sacred Heart Summit Medical Office and ASC	Pensacola, FL	—	2,119	27,334	—	2,119	27,334	29,453	(60)	2020	12/18/2020	40
Westerville II MOB	Westerville, OH	—	606	4,133	—	606	4,133	4,739	(13)	2003	12/23/2020	31
		$58,001	$231,762	$3,741,754	$156,187	$230,087	$3,897,941	$4,128,028	$(492,660)

Undeveloped Land:
El Paso, Texas Land	El Paso, TX	—	1,534	—	—	1,534	—	1,534	—	N/A	1/17/2020	N/A
		$—	$1,534	$—	$—	$1,534	$—	$1,534	$—

Total		$58,001	$233,296	$3,741,754	$156,187	$231,621	$3,897,941	$4,129,562	$(492,660)
(1) Excludes acquired lease intangibles.

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020

The aggregate cost for federal income tax purposes of the real estate as of December 31, 2020 is $4.7 billion, with accumulated tax depreciation of $584.0 million. The cost, net of accumulated depreciation, is approximately $4.1 billion (unaudited).

The cost capitalized subsequent to acquisitions is net of dispositions.

The changes in total real estate for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance as of the beginning of the year	$3,979,481	$3,871,712	$3,809,609
Acquisitions	137,434	126,407	235,232
Additions	33,701	35,531	8,821
Impairment	(4,860)	—	—
Dispositions	(16,194)	(54,169)	(181,950)
Balance as of the end of the year	$4,129,562	$3,979,481	$3,871,712

The changes in accumulated depreciation for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance as of the beginning of the year	$382,833	$283,495	$201,527
Depreciation	113,146	109,030	106,300
Dispositions	(3,319)	(9,692)	(24,332)
Balance as of the end of the year	$492,660	$382,833	$283,495

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP (“EY”), an independent registered public accounting firm, as stated in their report included in Part II, Item 7 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Proposal 1 - Election of Trustees”, “Corporate Governance - Trustee - Nominees”, “Delinquent Section 16(a) Reports”, “Corporate Governance - Trustee Nomination Procedure”, “Corporate Governance - Committee Membership and Structure - Audit Committee” and, “Executive Officers” to be included in the Trust’s 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2020.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in Part I, Item 1 - Business “Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Executive Compensation”, “Corporate Governance - Non-Employee Trustee Compensation”, and “Executive Compensation - Compensation Committee Report” to be included in the Trust’s 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Stock Ownership - Beneficial Ownership of the Company’s Securities” and “Stock Ownership - Equity Compensation Plan Information” to be included in the Trust’s 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Stock Ownership - Certain Relationships and Related Transactions” and “Corporate Governance - Trustee Independence” to be included in the Trust’s 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is “Audit Committee Matters - Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm”, “Audit Committee Matters - Audit Committee Pre-Approval Policies and Procedures”, and “Audit Committee Matters - Fees Paid to Independent Registered Public Accounting Firm” to be included in the Trust’s 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	92

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

PHYSICIANS REALTY TRUST

Dated:	February 26, 2021	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 26, 2021
John T. Thomas	President and Trustee (Principal Executive Officer)

/s/ JEFFREY N. THEILER	Executive Vice President and	February 26, 2021
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. LUCEY	Chief Accounting and Administrative Officer	February 26, 2021
John W. Lucey	(Principal Accounting Officer)

/s/ STANTON D. ANDERSON	Trustee	February 26, 2021
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	February 26, 2021
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	February 26, 2021
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	February 26, 2021
William A. Ebinger, M.D.

/s/ PAMELA J. KESSLER	Trustee	February 26, 2021
Pamela J. Kessler

/s/ TOMMY G. THOMPSON	Chairman	February 26, 2021
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee	February 26, 2021
Richard A. Weiss

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
4.2	(4)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.3	(4)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(4)	Form of 4.300% Senior Notes due 2027 and guarantee thereof (included in Exhibit 4.3)
4.5	(5)	Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.6	(5)	Form of 3.950% Senior Notes due 2028 and guarantee thereof (included in Exhibit 4.5)
4.7		Description of Securities*
10.1	(6)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(7)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(8)	Employment Agreement dated as of November 6, 2019, between the Trust and John T. Thomas**
10.5	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Jeffrey N. Theiler**
10.6	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and John W. Lucey**
10.7	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Mark D. Theine**
10.8	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Del Mar Deeni Taylor**
10.9	(8)	Employment Agreement dated as of November 6, 2019, between the Trust and Bradley D. Page**
10.10	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Daniel M. Klein**
10.11	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Laurie P. Becker**
10.12		Employment Agreement dated as of January 2, 2021 between the Trust and Amy M. Hall* **
10.13	(9)	Physicians Realty Trust Incentive Bonus Plan**
10.14	(9)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.15	(9)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.16	(9)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.17	(10)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended and restated effective April 30, 2019**
10.18	(11)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.19	(11)	Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)**
10.20	(11)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.21	(18)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.22	(19)	Form of Restricted Share Unit Award Agreement for Executives (Time Vesting)**
10.23	(17)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.24		Form of Restricted Share Unit Award Agreement (Performance Units)* **
10.25	(13)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.26	(13)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.22)
10.27	(13)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.22)
10.28	(13)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.22)
10.29	(13)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.22)
10.30	(14)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.31	(14)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.27)
10.32	(14)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.27)
10.33	(14)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.27)
10.34	(14)	First Amendment, dated as of August 11, 2016, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders, party thereto

Exhibit No.		Title
10.35	(15)
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

10.36	(16)	Second Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.37	(16)	First Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
21.1		List of Subsidiaries of the Registrant*
22.1		List of Subsidiary Issuers and Guaranteed Securities*
23.1		Consent of Ernst & Young LLP for Physicians Realty Trust*
24.1		Power of Attorney (included on signature pages)*
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
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

(1)Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 14, 2013 (File No. 333-188862).
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (File No. 001-36007).
(3)Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 17, 2015 (File No. 333-205034).
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2017 (File No. 001-36007).
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-36007).
(6)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.
(7)Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).
(8)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2019 (File No. 001-36007).
(9)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014 (File No. 001-36007).
(10)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2019 (File No. 001-36007).

(11)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).
(12)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 001-36007).
(13)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007).
(14)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2016 (File No. 001-36007).
(15)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018 (File No. 001-36007).
(16)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2019 (File No. 001-36007).
(17)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020 (File No. 001-36007).
(18)Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on February 28, 2018 (File No. 001-36007).
(19)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-36007).