Form 10-K/A
period 2020-12-31
Physicians Realty Trust
filed 2021-04-09
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 5, 2021, to be filed with the Security and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Form 10-K”), to correct the following typographical omissions: the Report of Independent Registered Public Accounting Firm related to their Opinion on the Financial Statements and the Report of Independent Registered Public Accounting Firm related to their Opinion on Internal Control over Financial Reporting previously filed with the Form 10-K have been amended to include the electronic signature of Ernst & Young LLP on such reports for Physicians Realty Trust, which signatures had been obtained prior to our filing the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by restated and re-executed certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to the original filing date. Except as described above, no other changes have been made to the Form 10-K and we are not amending any other part of, or updating any other disclosures made in, the Form 10-K. For ease of reference we have included a complete copy of the Form 10-K, as amended per above, in this filing.

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

PHYSICIANS REALTY TRUST

Dated:	April 9, 2021	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.		Title
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
4.2	(4)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.3	(4)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(4)	Form of 4.300% Senior Notes due 2027 and guarantee thereof (included in Exhibit 4.3)
4.5	(5)	Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.6	(5)	Form of 3.950% Senior Notes due 2028 and guarantee thereof (included in Exhibit 4.5)
4.7	(20)	Description of Securities
10.1	(6)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(7)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(8)	Employment Agreement dated as of November 6, 2019, between the Trust and John T. Thomas**
10.5	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Jeffrey N. Theiler**
10.6	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and John W. Lucey**
10.7	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Mark D. Theine**
10.8	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Del Mar Deeni Taylor**
10.9	(8)	Employment Agreement dated as of November 6, 2019, between the Trust and Bradley D. Page**
10.10	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Daniel M. Klein**
10.11	(8)	Employment Agreement dated as of November 6, 2019 between the Trust and Laurie P. Becker**
10.12	(20)	Employment Agreement dated as of January 2, 2021 between the Trust and Amy M. Hall**
10.13	(9)	Physicians Realty Trust Incentive Bonus Plan**
10.14	(9)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.15	(9)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.16	(9)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.17	(10)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended and restated effective April 30, 2019**
10.18	(11)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.19	(11)	Form of Restricted Share Unit Award Agreement - Executive (Performance Vesting)**
10.20	(11)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.21	(18)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.22	(19)	Form of Restricted Share Unit Award Agreement for Executives (Time Vesting)**
10.23	(17)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.24	(20)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.25	(13)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.26	(13)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.22)
10.27	(13)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.22)
10.28	(13)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.22)
10.29	(13)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.22)
10.30	(14)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.31	(14)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.27)
10.32	(14)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.27)
10.33	(14)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.27)
10.34	(14)	First Amendment, dated as of August 11, 2016, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders, party thereto

Exhibit No.		Title
10.35	(15)
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

10.36	(16)	Second Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.37	(16)	First Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
21.1	(20)	List of Subsidiaries of the Registrant
22.1	(20)	List of Subsidiary Issuers and Guaranteed Securities
23.1		Consent of Ernst & Young LLP for Physicians Realty Trust*
24.1	(20)	Power of Attorney
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust*
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
(16)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2019 (File No. 001-36007).
(17)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020 (File No. 001-36007).
(18)Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on February 28, 2018 (File No. 001-36007).
(19)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-36007).
(20)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2021 (File No. 001-36007).