Form 10-Q
period 2021-03-31
Physicians Realty Trust
filed 2021-05-06
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of Physicians Realty Trust’s common shares outstanding as of April 26, 2021 was 215,469,415.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2021

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

•our increased vulnerability economically due to the concentration of our investments in health care properties;

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

•difficulties in identifying health care properties to acquire and completing acquisitions;

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

•changes in health care laws or government reimbursement rates;

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
•future debt;
•failure of securities analysts to publish research or reports about us or our industry; and
•securities analysts’ downgrade of our common shares or the health care-related real estate sector.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2021 (the “2020 Annual Report”).

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership and the subsidiary through which we conduct our business.

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$231,645	$231,621
Building and improvements	3,825,776	3,824,796
Tenant improvements	76,008	73,145
Acquired lease intangibles	405,601	406,935
	4,539,030	4,536,497
Accumulated depreciation	(721,456)	(687,554)
Net real estate property	3,817,574	3,848,943
Right-of-use lease assets, net	136,589	137,180
Real estate loans receivable, net	206,938	198,800
Investments in unconsolidated entities	75,537	77,755
Net real estate investments	4,236,638	4,262,678
Cash and cash equivalents	3,949	2,515
Tenant receivables, net	5,696	4,757
Other assets	124,612	144,000
Total assets	$4,370,895	$4,413,950
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$402,827	$412,322
Notes payable	968,868	968,653
Mortgage debt	50,950	57,875
Accounts payable	2,658	7,007
Dividends and distributions payable	52,320	52,116
Accrued expenses and other liabilities	71,043	91,929
Lease liabilities	73,946	74,116
Acquired lease intangibles, net	6,319	6,641
Total liabilities	1,628,931	1,670,659

Redeemable noncontrolling interests - Series A Preferred Units (2020) and partially owned properties	6,733	28,289

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 212,822,677 and 209,550,592 common shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,128	2,096
Additional paid-in capital	3,356,415	3,303,231
Accumulated deficit	(689,769)	(658,171)
Accumulated other comprehensive loss	(5,062)	(5,859)
Total shareholders’ equity	2,663,712	2,641,297
Noncontrolling interests:
Operating Partnership	71,113	73,302
Partially owned properties	406	403
Total noncontrolling interests	71,519	73,705
Total equity	2,735,231	2,715,002
Total liabilities and equity	$4,370,895	$4,413,950
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental revenues	$80,395	$77,870
Expense recoveries	27,560	24,876
Interest income on real estate loans and other	5,384	4,682
Total revenues	113,339	107,428
Expenses:
Interest expense	13,715	15,626
General and administrative	9,465	8,977
Operating expenses	33,934	30,963
Depreciation and amortization	37,976	36,747
Total expenses	95,090	92,313
Income before equity in loss of unconsolidated entities and loss on sale of investment property:	18,249	15,115
Equity in loss of unconsolidated entities	(420)	(155)
Loss on sale of investment property	(24)	—
Net income	17,805	14,960
Net income attributable to noncontrolling interests:
Operating Partnership	(459)	(404)
Partially owned properties (1)	(152)	(142)
Net income attributable to controlling interest	17,194	14,414
Preferred distributions	(13)	(317)
Net income attributable to common shareholders	$17,181	$14,097
Net income per share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07
Weighted average common shares:
Basic	210,529,698	196,211,728
Diluted	217,322,425	202,842,340

Dividends and distributions declared per common share	$0.23	$0.23
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$17,805	$14,960
Other comprehensive income (loss):
Change in fair value of interest rate swap agreements, net	797	(9,986)
Total other comprehensive income (loss)	797	(9,986)
Comprehensive income	18,602	4,974
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(480)	(132)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(152)	(142)
Comprehensive income attributable to common shareholders	$17,970	$4,700

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$2,096	$3,303,231	$(658,171)	$(5,859)	$2,641,297	$73,302	$403	$73,705	$2,715,002
Net proceeds from sale of common shares	28	52,404	—	—	52,432	—	—	—	52,432
Restricted share award grants, net	4	(333)	(664)	—	(993)	—	—	—	(993)
Purchase of OP Units	—	—	—	—	—	(269)	—	(269)	(269)
Dividends/distributions declared	—	—	(49,011)	—	(49,011)	(1,243)	—	(1,243)	(50,254)
Preferred distributions	—	—	(13)	—	(13)	—	—	—	(13)
Distributions	—	—	—	—	—	—	(73)	(73)	(73)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(23)	896	—	873	—	—	—	873
Change in fair value of interest rate swap agreements	—	—	—	797	797	—	—	—	797
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,136	—	—	1,136	(1,136)	—	(1,136)	—
Net income	—	—	17,194	—	17,194	459	76	535	17,729
Balance as of March 31, 2021	$2,128	$3,356,415	$(689,769)	$(5,062)	$2,663,712	$71,113	$406	$71,519	$2,735,231

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$17,805	$14,960
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,976	36,747
Amortization of deferred financing costs	581	599
Amortization of lease inducements and above/below-market lease intangibles	1,143	1,194
Straight-line rental revenue/expense	(2,725)	(3,731)
Amortization of discount on unsecured senior notes	161	155
Amortization of above market assumed debt	(15)	(16)
Loss on sale of investment property	24	—
Equity in loss of unconsolidated entities	420	155
Distributions from unconsolidated entities	1,761	1,799
Change in fair value of derivative	—	(91)
Provision for bad debts	(49)	26
Non-cash share compensation	3,707	2,996
Change in operating assets and liabilities:
Tenant receivables	(1,937)	(1,660)
Other assets	2,766	(4,644)
Accounts payable	(4,349)	(3,639)
Accrued expenses and other liabilities	(15,968)	(9,992)
Net cash provided by operating activities	41,301	34,858
Cash Flows from Investing Activities:
Proceeds from sale of investment property	436	—
Acquisition of investment properties, net	(1,135)	(11,881)
Investment in unconsolidated entities	37	—
Escrowed cash - acquisition deposits/earnest deposits	(311)	—
Capital expenditures on investment properties	(6,139)	(4,208)
Investment in real estate loans receivable	(7,398)	(6,591)
Repayment of real estate loans receivable	307	944
Leasing commissions	(1,044)	(340)
Net cash used in investing activities	(15,247)	(22,076)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	52,432	239,232
Proceeds from credit facility borrowings	78,000	88,000
Repayment of credit facility borrowings	(88,000)	(267,000)
Principal payments on mortgage debt	(6,925)	(23,990)
Debt issuance costs	(7)	(7)
Dividends paid - shareholders	(49,406)	(44,218)
Distributions to noncontrolling interests - Operating Partnership	(1,307)	(1,275)
Preferred distributions paid - OP Unit holder	(303)	(317)
Distributions to noncontrolling interests - partially owned properties	(178)	(144)
Payments of employee taxes for withheld stock-based compensation shares	(3,996)	(2,713)
Purchase of Series A Preferred Units	(4,661)	—
Purchase of OP Units	(269)	(93)
Net cash used in financing activities	(24,620)	(12,525)
Net increase in cash and cash equivalents	1,434	257
Cash and cash equivalents, beginning of period	2,515	2,355
Cash and cash equivalents, end of period	$3,949	$2,612
Supplemental disclosure of cash flow information - interest paid during the period	$23,335	$25,188
Supplemental disclosure of noncash activity — settlement of note receivable in exchange for Series A Preferred Units	$20,646	$—
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$797	$(9,986)
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of March 31, 2021, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarterly period ended March 31, 2021, the Trust sold 2,887,296 common shares pursuant to the ATM Program, at a weighted average price of $18.32 per share, resulting in total net proceeds of approximately $52.4 million. As of March 31, 2021, the Trust has $49.2 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2021 and 2020 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2020 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of March 31, 2021, the Trust held a 97.4% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

In connection with the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons Transaction”) that occurred on January 9, 2018, the Company issued 116,110 Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). On January 4, 2021, these Series A Preferred Units were redeemed for a total value of $25.3 million and as a result of this redemption, there are no Series A Preferred Units outstanding as of March 31, 2021.

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

Dividends and Distributions

On March 19, 2021, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended March 31, 2021. The dividend was paid on April 16, 2021 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on April 2, 2021.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company did not record any impairment charges in the three month periods ended March 31, 2021 or 2020.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of 21 mezzanine loans, two construction loans, and three term loans as of March 31, 2021. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage of a related medical office building, and construction loans are secured by mortgages on the land and the improvements as constructed. In accordance with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”) on January 1, 2020, the Company adjusted the opening balance of retained earnings by $0.1 million. The reserve for loan losses was $0.2 million as of March 31, 2021.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $89.5 million and $86.6 million as of March 31, 2021 and December 31, 2020, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $0.1 million for the three months ended March 31, 2021 and 2020.

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

The Company has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses. For absolute net leases, the Company does not recognize operating expense or expense recoveries. Bad debt recognized as an adjustment to expense recoveries was insignificant for the three months ended March 31, 2021 and 2020.

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

Note 3. Investment and Disposition Activity

During the three months ended March 31, 2021, the Company completed the acquisition of two medical condominium units located in an Atlanta “Pill Hill” Medical Office Building (“MOB”) for an aggregate investment of approximately $0.7 million. The Company also funded one mezzanine loan for $4.8 million, and closed on a $10.5 million construction loan, funding $2.6 million as of March 31, 2021. Additionally, the Company paid $0.3 million of additional purchase consideration under an earn-out agreement resulting in total investment activity of approximately $8.4 million. As part of these investments, the Company incurred approximately $0.1 million of capitalized costs.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed during the three months ended March 31, 2021, which the Company determined using Level 2 and Level 3 inputs (in thousands):

Land	$189
Building and improvements	917
In-place lease intangibles	29
Net assets acquired	$1,135

Dispositions

During the three months ended March 31, 2021, the Company sold one medical office facility for approximately $0.5 million and recognized an insignificant net loss on the sale.

The following table summarizes revenues and net income related to the disposed properties for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues	$162	$218

(Loss) income before net loss on sale of investment properties	$(5)	$57
Loss on sale of investment properties	(9)	—
Net (loss) income	$(14)	$57

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$361,503	$(180,813)	$180,690	$362,837	$(173,862)	$188,975
Above-market leases	$43,386	$(21,597)	$21,789	$43,386	$(20,670)	$22,716
Leasehold interest	$712	$(376)	$336	$712	$(361)	$351
Right-of-use lease assets	$141,507	$(4,918)	$136,589	$141,507	$(4,327)	$137,180
Liabilities
Below-market leases	$15,882	$(9,563)	$6,319	$15,882	$(9,241)	$6,641

The following is a summary of acquired lease intangible amortization for the three month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense related to in-place leases	$8,314	$8,564
Decrease in rental income related to above-market leases	$927	$996
Decrease in rental income related to leasehold interest	$15	$15
Increase in rental income related to below-market leases	$322	$363
Decrease in operating expense related to above-market ground leases	$35	$35
Increase in operating expense related to below-market ground leases	$309	$307

Future aggregate net amortization of acquired lease intangibles as of March 31, 2021, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2021	$1,754	$25,262
2022	1,929	30,081
2023	1,622	27,201
2024	1,559	24,196
2025	1,562	20,639
Thereafter	7,380	115,954
Total	$15,806	$243,333

As of March 31, 2021, the weighted average remaining amortization period for asset lease intangibles and liability lease intangibles is 27 and 41 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Straight line rent receivable, net	$89,503	$86,551
Leasing commissions, net	9,956	9,282
Lease inducements, net	9,146	9,396
Prepaid expenses	7,979	9,401
Notes receivable, net	2,021	23,760
Escrows	1,278	1,507
Other	4,729	4,103
Total	$124,612	$144,000

Note 6. Debt

The following is a summary of debt as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Fixed interest mortgage notes (1)	$45,090	$51,896
Variable interest mortgage note (2)	5,986	6,105
Total mortgage debt	51,076	58,001
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 0.90%, due September 2022	156,000	166,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.07%, due June 2023 (3)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,432,076	1,449,001
Unamortized deferred financing costs	(4,794)	(5,369)
Unamortized discounts	(4,694)	(4,855)
Unamortized fair value adjustments	57	73
Total debt	$1,422,645	$1,438,850
(1)As of March 31, 2021, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2022 and 2024, with a weighted average interest rate of 4.79%. As of December 31, 2020, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2021, 2022, and 2024, with a weighted average interest rate of 4.78%. The notes are collateralized by three properties with a net book value of $97.6 million as of March 31, 2021 and four properties with a net book value of $110.3 million as of December 31, 2020.
(2)Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 2.86% and 2.90% as of March 31, 2021 and December 31, 2020, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.2 million as of March 31, 2021 and $8.3 million as of December 31, 2020.
(3)The Trust’s borrowings under the term loan feature of the Credit Agreement bears interest at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. The Trust has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2021, the Trust had investment grade ratings of BBB from Fitch, Baa3 from Moody’s, and BBB- from S&P. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.90%. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2021, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of March 31, 2021, the Company had $156.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $694.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of March 31, 2021, the Company had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of March 31, 2021, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of March 31, 2021, are as follows (in thousands):

2021	$1,371
2022	176,825
2023	266,008
2024	23,669
2025	25,476
Thereafter	938,727
Total Payments	$1,432,076

As of March 31, 2021, the Company had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on consolidated indebtedness was 3.49% (based on the 30-day LIBOR rate as of March 31, 2021, of 0.11%).

For the three month periods ended March 31, 2021 and 2020, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $13.1 million and $15.0 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2021, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. See Note 2 (Summary of Significant Accounting Policies) for a further discussion of our derivatives.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.07%
Effective date		7/7/2016
Maturity date		6/10/2023
Liability balance at March 31, 2021 (included in Accrued expenses and other liabilities)		$4,538
Liability balance at December 31, 2020 (included in Accrued expenses and other liabilities)		$5,317
(1)1.07% effective swap rate plus 1.00% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Prepaid rent	$23,664	$22,248
Real estate taxes payable	16,629	23,436
Accrued interest	5,747	16,009
Accrued expenses	4,947	5,721
Interest rate swap	4,538	5,317
Security deposits	3,739	3,714
Tenant improvement allowances	1,917	1,917
Accrued incentive compensation	1,405	1,945
Embedded derivative	—	4,944
Other	8,457	6,678
Total	$71,043	$91,929

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the three month period ended March 31, 2021, the Trust granted a total of 187,262 restricted common shares with a total value of $3.2 million to its officers and certain of its employees, which have a vesting period of one year.

A summary of the status of the Trust’s non-vested restricted common shares as of March 31, 2021 and changes during the three month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	215,822	$18.73
Granted	187,262	17.21
Vested	(158,675)	19.30
Non-vested at March 31, 2021	244,409	$17.20

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending March 31, 2021 and 2020, the Company recognized non-cash share compensation of $0.9 million and $0.8 million, respectively. Unrecognized compensation expense at March 31, 2021 was $3.6 million.

Restricted Share Units

In January 2021, under the 2013 Plan, the Company granted 13,343 restricted share units to certain of its trustees in lieu of all or a portion of such trustee’s 2021 cash retainer. These units are subject to certain timing conditions and a one-year service period. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend. With respect to the performance and timing conditions of the January 2021 grants, the grant date fair value of $17.80 per unit was based on the share price at the date of grant.

In March 2021, under the 2013 Plan, the Company granted restricted share units at a target level of 265,275 to its officers and certain of its employees and 43,582 to its trustees. Units granted to officers and certain employees under the Company’s long term incentive plan are subject to certain performance and market conditions and a three-year service period. Units granted to trustees are subject to certain timing conditions and a two-year service period. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 40% of the restricted share units issued to officers and certain employees under the Company’s long term incentive plan in 2021 vest based on two certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $27.53 and $30.82 per unit for the March 2021 grant using the following assumptions:

Volatility	33.3%
Dividend assumption	reinvested
Expected term in years	2.84 years
Risk-free rate	0.25%
Share price (per share)	$17.21

The remaining 60% of the restricted share units issued to officers and certain employees under the Company’s long term incentive plan, and 100% of other restricted share units issued to trustees vest based upon certain performance or timing conditions. With respect to the performance and timing conditions of the March 2021 grants, the grant date fair value of $17.21 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2021 restricted share units issued to officers and certain employees is $22.00 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2021:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	964,139		$21.17	59,820	$18.81
Granted	265,275		22.00	56,925	17.35
Vested	(252,844)	(1)	16.58	(40,394)	18.57
Non-vested at March 31, 2021	976,570		$22.59	76,351	$17.84
(1)Restricted units vested by Company executives in 2021 resulted in the issuance of 399,165 common shares, less 162,173 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending March 31, 2021 and 2020, the Company recognized non-cash share compensation expense of $2.8 million and $2.1 million, respectively. Unrecognized compensation expense at March 31, 2021 was $16.6 million.

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

The Company’s derivative instruments as of March 31, 2021 consist of five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2020 Annual Report.

The interest rate swaps are not traded on an exchange. The Company’s derivative assets and liabilities are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis. The fair values are based on Level 2 inputs described above. The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivatives.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of March 31, 2021.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$206,938	$203,616	$198,800	$198,814
Notes receivable, net	$2,021	$2,021	$23,760	$23,760
Liabilities:
Credit facility	$(406,000)	$(406,000)	$(416,000)	$(416,000)
Notes payable	$(975,000)	$(1,042,338)	$(975,000)	$(1,063,367)
Mortgage debt	$(51,133)	$(51,876)	$(58,074)	$(59,651)
Derivative liabilities	$(4,538)	$(4,538)	$(10,261)	$(10,261)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2021 through 2039. As of March 31, 2021, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2021	$230,473
2022	301,483
2023	294,200
2024	282,025
2025	265,950
Thereafter	923,914
Total	$2,298,045

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air space above one property, and the land upon which 81 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company has nine corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 86 years remaining, excluding extension options, with a weighted average remaining term of 43 years.

At the inception of a new lease, the Company establishes an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we calculate a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of March 31, 2021. There are no operating leases that have not yet commenced that would have a significant impact on its consolidated balance sheets.

As of March 31, 2021, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2021	$2,525
2022	3,458
2023	3,450
2024	3,433
2025	3,414
Thereafter	169,592
Total undiscounted lease payments	$185,872
Less: Interest	(111,926)
Present value of lease liabilities	$73,946

Lease costs consisted of the following for the three months ended March 31, 2021 (in thousands):

Operating lease cost	$575
Variable lease cost	251
Total lease cost	$826

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended March 31, 2021 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of March 31, 2021 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$17,286	5.6%
Northside Hospital	15,070	4.9%
UofL Health - Louisville, Inc.	12,230	4.0%
US Oncology	9,848	3.2%
Baylor Scott and White Health	8,156	2.7%
Remaining portfolio	244,992	79.6%
Total	$307,582	100.0%

ABR collected from the Company’s top five tenant relationships comprises 20.4% of its total ABR for the period ending March 31, 2021. Total ABR from CommonSpirit Health affiliated tenants totals 16.6%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of March 31, 2021 (in thousands):

State	Total ABR	Percent of ABR
Texas	$49,353	16.1%
Georgia	25,546	8.3%
Indiana	23,854	7.8%
Nebraska	18,586	6.0%
Minnesota	17,744	5.8%
Other	172,499	56.0%
Total	$307,582	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator for earnings per share - basic:
Net income	$17,805	$14,960
Net income attributable to noncontrolling interests:
Operating Partnership	(459)	(404)
Partially owned properties	(152)	(142)
Preferred distributions	(13)	(317)
Numerator for earnings per share - basic	$17,181	$14,097
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$17,181	$14,097
Operating Partnership net income	459	404
Numerator for earnings per share - diluted	$17,640	$14,501
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	210,529,698	196,211,728
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,687,247	5,663,124
Restricted common shares	87,124	87,322
Restricted share units	1,018,356	880,166
Denominator for earnings per share - diluted:	217,322,425	202,842,340
Earnings per share - basic	$0.08	$0.07
Earnings per share - diluted	$0.08	$0.07

Note 15. Subsequent Events

On April 7, 2021, the Company completed the acquisition of a medical condominium unit located in an Atlanta “Pill Hill” MOB for a purchase price of approximately $0.9 million.

On April 21, 2021, the Company completed the acquisition of a newly completed 96,768 square foot medical office facility located in Wesley Chapel, Florida for a purchase price of approximately $35.3 million.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2020 Annual Report.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.9 billion as of March 31, 2021. As of March 31, 2021, our portfolio consisted of 262 health care properties located in 31 states with approximately 13,969,275 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 6.7 years. As of March 31, 2021, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of March 31, 2021 are from absolute and triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5% of the annualized base rent payments from our properties as of March 31, 2021 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%, with an annual weighted average rent escalator of approximately 2.4%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2021, leases representing 3.2%, 4.4%, and 4.8% of leased square feet will expire in 2021, 2022, and 2023, respectively.

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

We believe that trends such as shifting consumer preferences, limited space in hospitals, the desire of patients and health care providers to limit non-essential services provided in a hospital setting, and cost considerations, continue to drive the industry towards performing more procedures in outpatient facilities versus the hospital setting. As these trends continue, we believe that demand for medical office buildings and similar health care properties away from hospital settings and in convenient locations to patients will continue to rise. We intend to exploit this trend and seek outpatient properties consistent with our investment philosophy and strategies.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of March 31, 2021, owned approximately 97.4% of the OP Units. As of April 26, 2021, there were 215,469,415 common shares outstanding.

COVID-19 Pandemic Update

As of April 30, 2021, none of our facilities are closed due to the COVID-19 pandemic and we have collected 99.7% of first quarter billings. Because the effects of the COVID-19 pandemic are uncertain, there can be no assurance that there will be no additional restrictions or orders in the future, whether patients will continue to seek medical care, particularly elective medical procedures that can be deferred, at the same rates as prior to the COVID-19 pandemic and the resulting impact on our tenants. For further detail of the impact and the Company’s response to the COVID-19 pandemic, please refer to Part I, Item 1A (Risk Factors) and Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2020 Annual Report.

Key Transactions in First Quarter 2021

Investment Activity

During the three months ended March 31, 2021, the Company completed the acquisition of two medical condominium units located in an Atlanta “Pill Hill” MOB for an aggregate investment of approximately $0.7 million. The Company also funded one mezzanine loan for $4.8 million and closed on a $10.5 million construction loan, funding $2.6 million as of March 31, 2021. Additionally, the Company paid $0.3 million of additional purchase consideration under an earn-out agreement resulting in total investment activity of approximately $8.4 million.

During the three months ended March 31, 2021, we sold one medical office building located in Michigan for approximately $0.5 million and recognized an insignificant net loss on the sale.

Recent Developments

Quarterly Distribution

On March 19, 2021, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended March 31, 2021. The dividend was paid on April 16, 2021 to common shareholders and OP Unit holders of record as of the close of business on April 2, 2021.

Investment Activity

Since March 31, 2021, the Company completed the acquisition of a medical condominium unit located in an Atlanta “Pill Hill” MOB for a purchase price of approximately $0.9 million. The Company also completed the acquisition of a newly completed 96,768 square foot medical office facility located in Wesley Chapel, Florida for a purchase price of approximately $35.3 million.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020	Change	%
Revenues:
Rental revenues	$80,395	$77,870	$2,525	3.2%
Expense recoveries	27,560	24,876	2,684	10.8%
Interest income on real estate loans and other	5,384	4,682	702	15.0%
Total revenues	113,339	107,428	5,911	5.5%
Expenses:
Interest expense	13,715	15,626	(1,911)	(12.2)%
General and administrative	9,465	8,977	488	5.4%
Operating expenses	33,934	30,963	2,971	9.6%
Depreciation and amortization	37,976	36,747	1,229	3.3%
Total expenses	95,090	92,313	2,777	3.0%
Income before equity in loss of unconsolidated entities and loss on sale of investment property:	18,249	15,115	3,134	20.7%
Equity in loss of unconsolidated entities	(420)	(155)	(265)	NM
Loss on sale of investment property	(24)	—	(24)	NM
Net income	$17,805	$14,960	$2,845	19.0%
NM = Not Meaningful

Revenues

Total revenues increased $5.9 million, or 5.5%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $2.5 million, or 3.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Rental revenues increased $2.3 million from properties purchased in 2020 and $0.5 million due to additional rent collected from our three LifeCare properties compared to the prior year period. This was offset by a decrease of $0.4 million due to properties sold in 2021 and 2020.

Expense recoveries. Expense recoveries increased $2.7 million, or 10.8% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Expense recoveries increased due to a $2.0 million increase in reimbursable operating expenses from our existing portfolio and an additional $0.7 million of expense recoveries relates to properties acquired in 2020.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.7 million, or 15.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase is due to a higher outstanding real estate loans receivable balance resulting in additional interest income of $0.6 million, and additional income generated from property management services provided to our unconsolidated joint ventures resulted in $0.2 million.

Expenses

Total expenses increased $2.8 million, or 3.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $1.9 million, or 12.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease relates to a lower effective interest rate on our credit facility of $1.9 million, lower debt balances of $0.6 million, mortgage payoffs of $0.2 million, and lower credit facility fees of $0.1 million. Our weighted average effective interest rate on our credit facility was 1.1% and 2.8% for the three months ended March 31, 2021 and 2020, respectively. This is partially offset by increases on our interest rate swap contracts of $1.0 million.

General and administrative. General and administrative expenses increased $0.5 million, or 5.4%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase is due to additional payroll and benefits of $0.8 million, which includes an increase in non-cash compensation of $0.7 million, partially offset by a decrease in professional fees of $0.3 million.

Operating expenses. Operating expenses increased $3.0 million, or 9.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Properties acquired during 2020 resulted in additional operating expenses of $0.9 million. Operating expenses also increased due to an additional $0.8 million of maintenance costs, $0.6 million of insurance costs, and $0.6 million of additional real estate tax expense on the existing portfolio.

Depreciation and amortization. Depreciation and amortization increased $1.2 million, or 3.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. All of the increase is due to properties acquired in 2020.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to our December 11, 2020 investment in Davis Medical Investors, LLC.

Loss on sale of investment property. During the three months ended March 31, 2021, we sold one property located in Michigan for approximately $0.5 million, realizing an insignificant loss on the sale.

Cash Flows

Three months ended March 31, 2021 compared to the three months ended March 31, 2020 (in thousands).

	2021	2020
Cash provided by operating activities	$41,301	$34,858
Cash used in investing activities	(15,247)	(22,076)
Cash used in financing activities	(24,620)	(12,525)
Increase in cash and cash equivalents	$1,434	$257

Cash flows from operating activities. Cash flows provided by operating activities was $41.3 million during the three months ended March 31, 2021 compared to $34.9 million during the three months ended March 31, 2020, representing an increase of $6.4 million. The increase in cash flows provided by operating activities is primarily due to the timing of our payments on accounts payable and other liabilities.

Cash flows from investing activities. Cash flows used in investing activities was $15.2 million during the three months ended March 31, 2021 compared to cash flows used in investing activities of $22.1 million during the three months ended March 31, 2020, representing a change of $6.9 million. The change in cash used in investing activities is primarily due to the decrease in cash spent on acquisitions of investment properties of $10.7 million compared to the prior year. This is offset by an increase in capital expenditures of $1.9 million, additional net investment in real estate loan receivables of $1.4 million, and an increase in leasing commissions paid of $0.7 million.

Cash flows from financing activities. Cash flows used in financing activities was $24.6 million during the three months ended March 31, 2021 compared to $12.5 million during the three months ended March 31, 2020, representing an increase of $12.1 million. The change in cash used in financing activities is primarily due to a decrease in net proceeds from the sale of common shares pursuant to the ATM Program of $186.8 million. Further, $5.2 million of additional dividends were paid to shareholders, an additional $4.7 million was used to redeem the Series A Preferred Units, and there was an increase of $1.3 million related to taxes paid for stock based compensation. This was partially offset by a decrease in net paydowns under the credit facility of $169.0 million in 2021 compared to 2020, and a decrease of $17.1 million of principal payments on mortgage debt compared to the prior year.

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

FFO and Normalized FFO

We believe that information regarding FFO is helpful to shareholders and potential investors because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (Nareit). Nareit defines FFO as net income or loss (computed in accordance with GAAP) before noncontrolling interests of holders of OP units, excluding preferred distributions, gains (or losses) on sales of depreciable operating property, impairment write-downs on depreciable assets, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs). Our FFO computation includes our share of required adjustments from our unconsolidated joint ventures and may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the Nareit definition or that interpret the Nareit definition differently than we do. The GAAP measure that we believe to be most directly comparable to FFO, net income, includes depreciation and amortization expenses, gains or losses on property sales, impairments, and noncontrolling interests. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from the operations of our properties. To facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (determined in accordance with GAAP) as presented in our financial statements. FFO does not represent cash generated from operating activities in accordance with GAAP, should not be considered to be an alternative to net income or loss (determined in accordance with GAAP) as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to make cash distributions to shareholders.

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acceleration of deferred financing costs, net change in fair value of contingent consideration, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$17,805	$14,960
Earnings per share - diluted	$0.08	$0.07

Net income	$17,805	$14,960
Net income attributable to noncontrolling interests - partially owned properties	(152)	(142)
Preferred distributions	(13)	(317)
Depreciation and amortization expense	37,877	36,655
Depreciation and amortization expense - partially owned properties	(70)	(75)
Loss on sale of investment property	24	—
Proportionate share of unconsolidated joint venture adjustments	2,197	1,700
FFO applicable to common shares	$57,668	$52,781
Net change in fair value of derivative	—	(91)
Normalized FFO applicable to common shares	$57,668	$52,690

FFO per common share	$0.27	$0.26
Normalized FFO per common share	$0.27	$0.26

Weighted average number of common shares outstanding	217,322,425	202,842,340

Normalized Funds Available for Distribution (FAD)

We define Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash share compensation expense, straight-line rent adjustments, amortization of acquired above-market or below-market leases and assumed debt, amortization of lease inducements, amortization of deferred financing costs, and loan reserve adjustments, including our share of all required adjustments from unconsolidated joint ventures. We also adjust for recurring capital expenditures related to tenant improvements and leasing commissions, and cash payments from seller master leases and rent abatement payments, including our share of all required adjustments for unconsolidated joint ventures. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$17,805	$14,960
Normalized FFO applicable to common shares	$57,668	$52,690

Normalized FFO applicable to common shares	$57,668	$52,690
Non-cash share compensation expense	3,707	2,996
Straight-line rent adjustments	(2,725)	(3,731)
Amortization of acquired above/below-market leases/assumed debt	864	889
Amortization of lease inducements	264	290
Amortization of deferred financing costs	581	599
TI/LC and recurring capital expenditures	(5,638)	(3,060)
Loan reserve adjustments	(47)	—
Proportionate share of unconsolidated joint venture adjustments	(211)	(187)
Normalized FAD applicable to common shares	$54,463	$50,486

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$17,805	$14,960
General and administrative	9,465	8,977
Depreciation and amortization expense	37,976	36,747
Interest expense	13,715	15,626
Net change in the fair value of derivative	—	(91)
Loss on sale of investment property	24	—
Proportionate share of unconsolidated joint venture adjustments	3,511	2,454
NOI	$82,496	$78,673

NOI	$82,496	$78,673
Straight-line rent adjustments	(2,725)	(3,731)
Amortization of acquired above/below-market leases	880	905
Amortization of lease inducements	264	290
Loan reserve adjustments	(47)	—
Proportionate share of unconsolidated joint venture adjustments	(171)	(165)
Cash NOI	$80,697	$75,972

Cash NOI	$80,697	$75,972
Assets not held for all periods	(2,049)	(566)
LTACH & Hospital Cash NOI	(4,336)	(3,822)
Lease termination fees	—	(180)
Interest income on real estate loans	(4,107)	(3,487)
Joint ventures and other income	(3,270)	(2,573)
MOB Same-Store Cash NOI	$66,935	$65,344

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

We calculate EBITDAre in accordance with standards established by Nareit and define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, gain or loss on the sale of investment properties, and impairment loss, including our share of all required adjustments from unconsolidated joint ventures. We define Adjusted EBITDAre, which excludes from EBITDAre non-cash share compensation expense, non-cash changes in fair value, pursuit costs, non-cash intangible amortization, the pro forma impact of investment activity, and other normalizing items. We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$17,805	$14,960
Depreciation and amortization expense	37,976	36,747
Interest expense	13,715	15,626
Loss on sale of investment property	24	—
Proportionate share of unconsolidated joint venture adjustments	3,482	2,426
EBITDAre	$73,002	$69,759
Non-cash share compensation expense	3,707	2,996
Non-cash changes in fair value	—	(91)
Pursuit costs	20	—
Non-cash intangible amortization	1,128	1,453
Pro forma adjustments for investment activity	6	(35)
Adjusted EBITDAre	$77,863	$74,082

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

As of March 31, 2021, we had a total of $3.9 million of cash and cash equivalents and $694.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature.

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

Credit Facility

On August 7, 2018, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which extended the maturity date of the revolving credit facility under the Credit Agreement to September 18, 2022 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes an unsecured revolving credit facility of $850 million and contains a seven-year term loan feature of $250 million, bringing total borrowing capacity to $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion. The revolving credit facility under the Credit Agreement also includes a one-year extension option.

As of March 31, 2021, the Company had $156.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, $694.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of March 31, 2021, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

During the quarterly period ended March 31, 2021, the Trust sold 2,887,296 common shares pursuant to the ATM Program, at a weighted average price of $18.32 per share resulting in total net proceeds of approximately $52.4 million.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of March 31, 2021, the Company had issued 151,273 common shares under the DRIP since its inception.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the ASC, as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our 2020 Annual Report for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we have investments in three unconsolidated joint ventures with ownership interests of 49.0% in two of the joint ventures and 12.3% in the third. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $771.4 million (of which our proportionate share is approximately $136.2 million). See Note 2 (Summary of Significant Accounting Policies) of our 2020 Annual Report for the fiscal year ended December 31, 2020, filed with the SEC on April 9, 2021 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of five interest rate swaps. See Note 7 (Derivatives) in Part I, Item I of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2020 Annual Report for further detail on our interest rate swaps.

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

Fixed Interest Rate Debt

As of March 31, 2021, our consolidated fixed interest rate debt totaled $1.0 billion, which represented 71.2% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of March 31, 2021 of 2.07%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 88.7% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of March 31, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion and $1.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2021. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of March 31, 2021, our consolidated variable interest rate debt totaled $412.0 million, which represented 28.8% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 11.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of March 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $162.0 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of March 31, 2021 would change by approximately $1.6 million annually.

Derivative Instruments

As of March 31, 2021, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of March 31, 2021, we had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on our consolidated indebtedness was 3.49% (based on the 30-day LIBOR rate as of March 31, 2021, of 0.11%). As of March 31, 2021, we had approximately $162.0 million, or approximately 11.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of March 31, 2021.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2020 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2020 Annual Report.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	131,110	(1)	$17.96	N/A	N/A
February 1, 2021 - February 28, 2021	162,173	(2)	17.80	N/A	N/A
March 1, 2021 - March 31, 2021	64,809	(2)	17.14	N/A	N/A
Total	358,092		$17.74	—	—
(1)Represents OP Units redeemed by holders in exchange for cash and 116,110 Series A Preferred Units issued in connection with the January 9, 2018 Hazelwood Medical Commons Transaction that were redeemed on January 4, 2021. As a result of the redemption, there are no Series A Preferred Units outstanding as of March 31, 2021.
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

PHYSICIANS REALTY TRUST

Date: May 6, 2021	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2021	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)