Form 10-Q
period 2021-06-30
Physicians Realty Trust
filed 2021-08-05
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of Physicians Realty Trust’s common shares outstanding as of July 28, 2021 was 217,405,868.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2021

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the unknown duration and economic, operational, and financial impacts of the global outbreak of a novel strain of the coronavirus and its variants, including the Delta variant (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the COVID-19 pandemic on the Company’s business;

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

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data) (Unaudited)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$233,073	$231,621
Building and improvements	3,873,370	3,824,796
Tenant improvements	78,423	73,145
Acquired lease intangibles	409,156	406,935
	4,594,022	4,536,497
Accumulated depreciation	(759,163)	(687,554)
Net real estate property	3,834,859	3,848,943
Right-of-use lease assets, net	140,860	137,180
Real estate loans receivable, net	176,819	198,800
Investments in unconsolidated entities	73,406	77,755
Net real estate investments	4,225,944	4,262,678
Cash and cash equivalents	1,518	2,515
Tenant receivables, net	4,846	4,757
Other assets	125,359	144,000
Total assets	$4,357,667	$4,413,950
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$319,331	$412,322
Notes payable	969,087	968,653
Mortgage debt	50,498	57,875
Accounts payable	5,424	7,007
Dividends and distributions payable	53,852	52,116
Accrued expenses and other liabilities	84,605	91,929
Lease liabilities	78,615	74,116
Acquired lease intangibles, net	6,001	6,641
Total liabilities	1,567,413	1,670,659

Redeemable noncontrolling interests - Series A Preferred Units (2020) and partially owned properties	7,091	28,289

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 217,402,529 and 209,550,592 common shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,174	2,096
Additional paid-in capital	3,440,314	3,303,231
Accumulated deficit	(722,587)	(658,171)
Accumulated other comprehensive loss	(4,519)	(5,859)
Total shareholders’ equity	2,715,382	2,641,297
Noncontrolling interests:
Operating Partnership	67,349	73,302
Partially owned properties	432	403
Total noncontrolling interests	67,781	73,705
Total equity	2,783,163	2,715,002
Total liabilities and equity	$4,357,667	$4,413,950
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenues	$80,572	$79,801	$160,967	$157,671
Expense recoveries	27,176	24,952	54,736	49,828
Interest income on real estate loans and other	5,177	4,313	10,561	8,995
Total revenues	112,925	109,066	226,264	216,494
Expenses:
Interest expense	13,541	14,197	27,256	29,823
General and administrative	9,117	8,242	18,582	17,219
Operating expenses	33,456	31,029	67,390	61,992
Depreciation and amortization	38,105	37,045	76,081	73,792
Total expenses	94,219	90,513	189,309	182,826
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	18,706	18,553	36,955	33,668
Equity in loss of unconsolidated entities	(403)	(109)	(823)	(264)
Gain on sale of investment properties, net	378	—	354	—
Net income	18,681	18,444	36,486	33,404
Net income attributable to noncontrolling interests:
Operating Partnership	(417)	(476)	(876)	(880)
Partially owned properties (1)	(151)	(148)	(303)	(290)
Net income attributable to controlling interest	18,113	17,820	35,307	32,234
Preferred distributions	—	(317)	(13)	(634)
Net income attributable to common shareholders	$18,113	$17,503	$35,294	$31,600
Net income per share:
Basic	$0.08	$0.09	$0.17	$0.16
Diluted	$0.08	$0.09	$0.16	$0.16
Weighted average common shares:
Basic	215,837,520	203,692,604	213,198,272	199,952,166
Diluted	222,660,502	210,405,776	220,053,306	206,699,177

Dividends and distributions declared per common share	$0.23	$0.23	$0.46	$0.46
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$18,681	$18,444	$36,486	$33,404
Other comprehensive income (loss):
Change in fair value of interest rate swap agreements, net	543	(1,243)	1,340	(11,229)
Total other comprehensive income (loss)	543	(1,243)	1,340	(11,229)
Comprehensive income	19,224	17,201	37,826	22,175
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(428)	(450)	(908)	(582)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(151)	(148)	(303)	(290)
Comprehensive income attributable to common shareholders	$18,645	$16,603	$36,615	$21,303

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$2,096	$3,303,231	$(658,171)	$(5,859)	$2,641,297	$73,302	$403	$73,705	$2,715,002
Net proceeds from sale of common shares	28	52,404	—	—	52,432	—	—	—	52,432
Restricted share award grants, net	4	(333)	(664)	—	(993)	—	—	—	(993)
Purchase of OP Units	—	—	—	—	—	(269)	—	(269)	(269)
Dividends/distributions declared	—	—	(49,011)	—	(49,011)	(1,243)	—	(1,243)	(50,254)
Preferred distributions	—	—	(13)	—	(13)	—	—	—	(13)
Distributions	—	—	—	—	—	—	(73)	(73)	(73)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(23)	896	—	873	—	—	—	873
Change in fair value of interest rate swap agreements	—	—	—	797	797	—	—	—	797
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,136	—	—	1,136	(1,136)	—	(1,136)	—
Net income	—	—	17,194	—	17,194	459	76	535	17,729
Balance as of March 31, 2021	$2,128	$3,356,415	$(689,769)	$(5,062)	$2,663,712	$71,113	$406	$71,519	$2,735,231
Net proceeds from sale of common shares	46	82,781	—	—	82,827	—	—	—	82,827
Restricted share award grants, net	—	3,242	(482)	—	2,760	—	—	—	2,760
Purchase of OP Units	—	—	—	—	—	(5,063)	—	(5,063)	(5,063)
Dividends/distributions declared	—	—	(50,061)	—	(50,061)	(1,242)	—	(1,242)	(51,303)
Distributions	—	—	—	—	—	—	(50)	(50)	(50)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	—	(388)	—	(388)	—	—	—	(388)
Change in fair value of interest rate swap agreements	—	—	—	543	543	—	—	—	543
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,124)	—	—	(2,124)	2,124	—	2,124	—
Net income	—	—	18,113	—	18,113	417	76	493	18,606
Balance as of June 30, 2021	$2,174	$3,440,314	$(722,587)	$(4,519)	$2,715,382	$67,349	$432	$67,781	$2,783,163

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$36,486	$33,404
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	76,081	73,792
Amortization of deferred financing costs	1,163	1,194
Amortization of lease inducements and above/below-market lease intangibles	2,283	2,384
Straight-line rental revenue/expense	(5,105)	(7,006)
Amortization of discount on unsecured senior notes	324	311
Amortization of above market assumed debt	(31)	(31)
Gain on sale of investment properties, net	(354)	—
Equity in loss of unconsolidated entities	823	264
Distributions from unconsolidated entities	3,515	3,329
Change in fair value of derivative	—	14
Provision for bad debts	(161)	5
Non-cash share compensation	7,175	6,047
Change in operating assets and liabilities:
Tenant receivables	(1,354)	(738)
Other assets	5,501	(3,369)
Accounts payable	(1,583)	(2,503)
Accrued expenses and other liabilities	(2,418)	633
Net cash provided by operating activities	122,345	107,730
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	4,128	—
Acquisition of investment properties, net	(37,603)	(12,378)
Investment in unconsolidated entities	10	—
Escrowed cash - acquisition deposits/earnest deposits	189	(210)
Capital expenditures on investment properties	(13,509)	(11,803)
Investment in real estate loans receivable	(10,673)	(29,822)
Repayment of real estate loans receivable	18,602	944
Leasing commissions	(2,575)	(898)
Net cash used in investing activities	(41,431)	(54,167)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	135,259	338,737
Proceeds from credit facility borrowings	154,000	156,000
Repayment of credit facility borrowings	(248,000)	(425,000)
Principal payments on mortgage debt	(7,377)	(24,480)
Debt issuance costs	(13)	(13)
Dividends paid - shareholders	(98,417)	(90,854)
Distributions to noncontrolling interests - Operating Partnership	(2,549)	(2,550)
Preferred distributions paid - OP Unit holder	(303)	(634)
Distributions to noncontrolling interests - partially owned properties	(334)	(360)
Payments of employee taxes for withheld stock-based compensation shares	(4,184)	(2,713)
Purchase of Series A Preferred Units	(4,661)	—
Purchase of OP Units	(5,332)	(160)
Net cash used in financing activities	(81,911)	(52,027)
Net (decrease) increase in cash and cash equivalents	(997)	1,536
Cash and cash equivalents, beginning of period	2,515	2,355
Cash and cash equivalents, end of period	$1,518	$3,891
Supplemental disclosure of cash flow information - interest paid during the period	$26,028	$28,660
Supplemental disclosure of noncash activity — settlement of note receivable in exchange for Series A Preferred Units	$20,646	$—
Supplemental disclosure of noncash activity — change in fair value of interest rate swap agreements	$1,340	$(11,229)
Supplemental disclosure of noncash activity — Conversion of loan receivable in connection with the acquisition of investment property	$15,500	$—
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2021, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

ATM Program

In November 2019, the Trust and the Operating Partnership entered into separate At Market Issuance Sales Agreements (the “2019 Sales Agreements”) with each of KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated, in their capacity as agents and as forward sellers (the “2019 Agents”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million, through the 2019 Agents (the “2019 ATM Program”). The 2019 Sales Agreements contemplate that, in addition to the issuance and sale of the Trust’s common shares through the 2019 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of KeyBanc Capital Markets, Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated, or one of their respective affiliates.

In May 2021, the Trust and the Operating Partnership entered into an At Market Issuance Sales Agreement (the “2021 Sales Agreement”) with KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., and Raymond James & Associates, Inc. in their capacity as agents for the Company and/or forward sellers and Stifel, Nicolaus & Company, Incorporated in its capacity as sales agent for the Company (collectively, the “2021 Agents”) and Bank of Montreal, Credit Agricole Corporate and Investments Bank, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. as forward purchasers for the Company (the “Forward Purchasers”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million through the 2021 Agents (the “2021 ATM Program”). The 2021 Sales Agreement contemplates that, in addition to the issuance and sale of the Trust’s common shares through the 2021 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of the Forward Purchasers. Upon entry into the 2021 Sales Agreement, we terminated the 2019 ATM Program.

During the quarterly periods ended March 31, 2021 and June 30, 2021, the Trust’s issuance and sale of common shares pursuant to the ATM Programs is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2021	2,887,296	$18.32	$52,358
Quarterly period ended June 30, 2021	4,532,343	18.39	82,519
Year to date	7,419,639	$18.36	$134,877

As of June 30, 2021, the Trust has $465.3 million remaining available under the 2021 ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2021 and 2020 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2020 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of June 30, 2021, the Trust held a 97.6% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

In connection with the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons Transaction”) that occurred on January 9, 2018, the Company issued 116,110 Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). On January 4, 2021, these Series A Preferred Units were redeemed for a total value of $25.3 million and as a result of this redemption, there are no Series A Preferred Units outstanding as of June 30, 2021.

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

Dividends and Distributions

On June 18, 2021, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended June 30, 2021. The dividend was paid on July 16, 2021 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on July 2, 2021.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company did not record any impairment charges in the three and six month periods ended June 30, 2021 or 2020.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of 21 mezzanine loans, one construction loan, and three term loans as of June 30, 2021. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage of a related medical office building, and construction loans are secured by mortgages on the land and the improvements as constructed. In accordance with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”) on January 1, 2020, the Company adjusted the opening balance of retained earnings by $0.1 million. The reserve for loan losses was $0.1 million as of June 30, 2021.

Rental Revenue

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $91.9 million and $86.6 million as of June 30, 2021 and December 31, 2020, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was insignificant for the six months ended June 30, 2021. Bad debt recognized as an adjustment to rental revenues was $0.1 million for the six months ended June 30, 2020.

Rental revenue is adjusted by amortization of lease inducements and above-market or below-market rents on certain leases. Lease inducements and above-market or below-market rents are amortized on a straight-line basis over the remaining lease term.

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

The Company has certain single tenant properties with absolute net or triple net leases. Under these lease agreements, the tenant is responsible for operating expenses. For certain single tenant properties with absolute net or triple net leases, the Company does not recognize operating expense or expense recoveries. Bad debt recognized as an adjustment to expense recoveries was insignificant for the three and six months ended June 30, 2021 and 2020.

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

Note 3. Investment and Disposition Activity

During the six months ended June 30, 2021, the Company completed the acquisition of two medical office facilities and three medical condominium units for an aggregate investment of approximately $36.9 million, excluding the conversion of a previously outstanding construction loan of $15.5 million. The Company also funded two mezzanine loans for $6.7 million, and closed on a $10.5 million construction loan, funding $4.0 million as of June 30, 2021. Additionally, the Company paid $0.3 million of additional purchase consideration under an earn-out agreement resulting in total investment activity of approximately $47.9 million. As part of these investments, the Company incurred approximately $0.4 million of capitalized costs.

Investment activity for the three months ended June 30, 2021 included the acquisition of two health care properties and one medical condominium unit for an aggregate purchase price of approximately $36.2 million, excluding the conversion of a previously outstanding construction loan of $15.5 million. The Company also funded one mezzanine loan for $1.9 million and $1.4 million of previous construction loan commitments resulting in total investment activity of $39.5 million for the three months ended June 30, 2021.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed during the six months ended June 30, 2021, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$189	$2,655	$2,844
Building and improvements	917	44,743	45,660
In-place lease intangibles	29	4,442	4,471
Prepaid expenses	—	129	129
Net assets acquired	$1,135	$51,969	$53,104

Dispositions

During the six months ended June 30, 2021, the Company sold two medical office facilities and three adjacent parcels of vacant land for approximately $4.3 million and recognized an aggregate net gain of approximately $0.4 million.

The following table summarizes revenues and net income related to the disposed properties for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$50	$291	$284	$581

(Loss) income before net gain on sale of investment properties	$(28)	$112	$1	$203
Gain on sale of investment properties, net	378	—	354	—
Net income	$350	$112	$355	$203

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$365,058	$(188,549)	$176,509	$362,837	$(173,862)	$188,975
Above-market leases	$43,386	$(22,516)	$20,870	$43,386	$(20,670)	$22,716
Leasehold interest	$712	$(391)	$321	$712	$(361)	$351
Right-of-use lease assets	$146,372	$(5,512)	$140,860	$141,507	$(4,327)	$137,180
Liabilities
Below-market leases	$15,882	$(9,881)	$6,001	$15,882	$(9,241)	$6,641

The following is a summary of acquired lease intangible amortization for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense related to in-place leases	$8,173	$8,537	$16,487	$17,102
Decrease in rental income related to above-market leases	919	967	1,846	1,964
Decrease in rental income related to leasehold interest	15	15	30	30
Increase in rental income related to below-market leases	317	342	640	705
Decrease in operating expense related to above-market ground leases	35	35	70	70
Increase in operating expense related to below-market ground leases	309	309	618	616

Future aggregate net amortization of acquired lease intangibles as of June 30, 2021, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2021	$1,137	$16,942
2022	1,929	30,445
2023	1,622	27,566
2024	1,559	24,561
2025	1,562	21,004
Thereafter	7,381	118,236
Total	$15,190	$238,754

As of June 30, 2021, the weighted average remaining amortization period for asset lease intangibles and liability lease intangibles is 27 and 41 years, respectively.

Note 5. Other Assets

Other assets consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Straight line rent receivable, net	$91,942	$86,551
Leasing commissions, net	11,104	9,282
Lease inducements, net	8,897	9,396
Prepaid expenses	7,026	9,401
Escrows	1,343	1,507
Notes receivable, net	1,010	23,760
Other	4,037	4,103
Total	$125,359	$144,000

Note 6. Debt

The following is a summary of debt as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Fixed interest mortgage notes (1)	$44,757	$51,896
Variable interest mortgage note (2)	5,867	6,105
Total mortgage debt	50,624	58,001
$850 million unsecured revolving credit facility bearing variable interest of LIBOR plus 0.90%, due September 2022	72,000	166,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.07%, due June 2023 (3)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,347,624	1,449,001
Unamortized deferred financing costs	(4,219)	(5,369)
Unamortized discounts	(4,531)	(4,855)
Unamortized fair value adjustments	42	73
Total debt	$1,338,916	$1,438,850
(1)As of June 30, 2021, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2022 and 2024, with a weighted average interest rate of 4.79%. As of December 31, 2020, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2021, 2022, and 2024, with a weighted average interest rate of 4.78%. The notes are collateralized by three properties with a net book value of $97.6 million as of June 30, 2021 and four properties with a net book value of $110.3 million as of December 31, 2020.
(2)Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 2.84% and 2.90% as of June 30, 2021 and December 31, 2020, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.2 million as of June 30, 2021 and $8.3 million as of December 31, 2020.
(3)The Trust’s borrowings under the term loan feature of the Credit Agreement bears interest at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. The Trust has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

On August 7, 2018, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which extended the maturity date of the revolving credit facility under the Credit Agreement to September 18, 2022 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes an unsecured revolving credit facility of $850 million and contains a term loan feature of $250 million, bringing total borrowing capacity to $1.1 billion. The Credit Agreement also includes a swingline loan commitment for up to

10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.6 billion. The revolving credit facility under the Credit Agreement also includes a one-year extension option.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2021, the Trust had investment grade ratings of BBB from S&P, Baa3 from Moody’s, and BBB from Fitch. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.90%. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2021, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of June 30, 2021, the Company had $72.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $778.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of June 30, 2021, the Company had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of June 30, 2021, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of June 30, 2021, are as follows (in thousands):

2021	$919
2022	92,825
2023	266,008
2024	23,669
2025	25,476
Thereafter	938,727
Total Payments	$1,347,624

As of June 30, 2021, the Company had total consolidated indebtedness of approximately $1.3 billion. The weighted average interest rate on consolidated indebtedness was 3.65% (based on the 30-day LIBOR rate as of June 30, 2021, of 0.09%).

For the three month periods ended June 30, 2021 and 2020, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $13.0 million and $13.6 million, respectively. For the six month periods ending June 30, 2021 and 2020, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $26.1 million and $28.6 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2021, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. See Note 2 (Summary of Significant Accounting Policies) for a further discussion of our derivatives.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.07%
Effective date		7/7/2016
Maturity date		6/10/2023
Liability balance at June 30, 2021 (included in Accrued expenses and other liabilities)		$4,014
Liability balance at December 31, 2020 (included in Accrued expenses and other liabilities)		$5,317
(1)1.07% effective swap rate plus 1.00% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Prepaid rent	$21,587	$22,248
Real estate taxes payable	20,458	23,436
Accrued interest	15,979	16,009
Accrued expenses	4,940	5,721
Interest rate swap	4,014	5,317
Security deposits	3,798	3,714
Accrued incentive compensation	3,207	1,945
Tenant improvement allowances	1,915	1,917
Embedded derivative	—	4,944
Other	8,707	6,678
Total	$84,605	$91,929

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

In connection with the IPO, the Trust adopted the 2013 Equity Incentive Plan, which made shares available for awards for participants. On April 30, 2019, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved the Amended and Restated Physicians Realty Trust 2013 Equity Incentive Plan (“2013 Plan”). The amendment increased the number of common shares authorized for issuance under the 2013 Plan to a total of 7,000,000 common shares authorized for issuance. The 2013 Plan term was also extended to 2029.

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the six month period ended June 30, 2021, the Trust granted a total of 224,163 restricted common shares with a total value of $3.9 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2021 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	215,822	$18.73
Granted	224,163	17.42
Vested	(185,968)	18.94
Non-vested at June 30, 2021	254,017	$17.42

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending June 30, 2021 and 2020, the Company recognized non-cash share compensation of $0.9 million. For the six month periods ending June 30, 2021 and 2020, the Company recognized non-cash share compensation of $1.8 million and $1.7 million, respectively. Unrecognized compensation expense at June 30, 2021 was $3.3 million.

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

In March 2021, under the 2013 Plan, the Company granted restricted share units at a target level of 265,275 to its officers and certain of its employees and 43,582 to its trustees. Units granted to officers and certain employees under the Company’s 2013 Plan are subject to certain performance and market conditions and a three-year service period. Units granted to trustees are subject to certain timing conditions and a two-year service period. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 40% of the restricted share units issued to officers and certain employees under the Company’s 2013 Plan in 2021 vest based on two certain market conditions. The awards containing market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $27.53 and $30.82 per unit for the March 2021 grant using the following assumptions:

Volatility	33.3%
Dividend assumption	reinvested
Expected term in years	2.84 years
Risk-free rate	0.25%
Share price (per share)	$17.21

The remaining 60% of the restricted share units issued to officers and certain employees under the Company’s 2013 Plan, and 100% of other restricted share units issued to trustees vest based upon certain performance or timing conditions. With respect to the performance and timing conditions of the March 2021 grants, the grant date fair value of $17.21 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2021 restricted share units issued to officers and certain employees is $22.00 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2021:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	964,139		$21.17	59,820	$18.81
Granted	265,275		22.00	56,925	17.35
Vested	(252,844)	(1)	16.58	(40,394)	18.57
Non-vested at June 30, 2021	976,570		$22.59	76,351	$17.84
(1)Restricted units vested by Company executives in 2021 resulted in the issuance of 399,165 common shares, less 162,173 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending June 30, 2021 and 2020, the Company recognized non-cash share compensation expense of $2.5 million and $2.2 million, respectively. For the six month periods ending June 30, 2021 and 2020, the Company recognized non-cash share compensation of $5.3 million and $4.3 million, respectively. Unrecognized compensation expense at June 30, 2021 was $14.5 million.

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

The Company’s derivative instruments as of June 30, 2021 consist of five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2020 Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of June 30, 2021.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$176,819	$174,306	$198,800	$198,814
Notes receivable, net	$1,010	$1,010	$23,760	$23,760
Liabilities:
Credit facility	$(322,000)	$(322,000)	$(416,000)	$(416,000)
Notes payable	$(975,000)	$(1,067,434)	$(975,000)	$(1,063,367)
Mortgage debt	$(50,666)	$(51,674)	$(58,074)	$(59,651)
Derivative liabilities	$(4,014)	$(4,014)	$(10,261)	$(10,261)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2021 through 2039. As of June 30, 2021, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2021	$155,834
2022	306,557
2023	299,679
2024	287,652
2025	271,913
Thereafter	969,327
Total	$2,290,962

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

At the inception of a new lease, the Company establishes an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we calculate a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of June 30, 2021. There are no operating leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of June 30, 2021, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, were as follows (in thousands):

2021	$1,627
2022	3,701
2023	3,693
2024	3,676
2025	3,657
Thereafter	180,379
Total undiscounted lease payments	$196,733
Less: Interest	(118,118)
Present value of lease liabilities	$78,615

Lease costs consisted of the following for the six months ended June 30, 2021 (in thousands):

Operating lease cost	$1,223
Variable lease cost	501
Total lease cost	$1,724

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended June 30, 2021 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of June 30, 2021 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$17,591	5.6%
Northside Hospital	15,175	4.9%
UofL Health - Louisville, Inc.	12,526	4.0%
US Oncology	10,940	3.5%
Baylor Scott and White Health	8,156	2.6%
Remaining portfolio	247,684	79.4%
Total	$312,072	100.0%

ABR collected from the Company’s top five tenant relationships comprises 20.6% of its total ABR for the period ending June 30, 2021. Total ABR from CommonSpirit Health affiliated tenants totals 16.6%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of June 30, 2021 (in thousands):

State	Total ABR	Percent of ABR
Texas	$50,798	16.3%
Georgia	25,794	8.3%
Indiana	23,952	7.7%
Nebraska	18,892	6.1%
Kentucky	17,889	5.7%
Other	174,747	55.9%
Total	$312,072	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for earnings per share - basic:
Net income	$18,681	$18,444	$36,486	$33,404
Net income attributable to noncontrolling interests:
Operating Partnership	(417)	(476)	(876)	(880)
Partially owned properties	(151)	(148)	(303)	(290)
Preferred distributions	—	(317)	(13)	(634)
Numerator for earnings per share - basic	$18,113	$17,503	$35,294	$31,600
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$18,113	$17,503	$35,294	$31,600
Operating Partnership net income	417	476	876	880
Numerator for earnings per share - diluted	$18,530	$17,979	$36,170	$32,480
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	215,837,520	203,692,604	213,198,272	199,952,166
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,403,909	5,660,952	5,544,796	5,662,038
Restricted common shares	58,083	10,268	83,848	63,068
Restricted share units	1,360,990	1,041,952	1,226,390	1,021,905
Denominator for earnings per share - diluted:	222,660,502	210,405,776	220,053,306	206,699,177
Earnings per share - basic	$0.08	$0.09	$0.17	$0.16
Earnings per share - diluted	$0.08	$0.09	$0.16	$0.16

Note 15. Subsequent Events

On July 1, 2021, Moody's Investors Service (“Moody's”) upgraded each of the Company’s senior unsecured debt ratings to ‘Baa2’ with a stable outlook, from the previous rating of ‘Baa3’.

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

Company Highlights

•Reported second quarter 2021 total revenue of $112.9 million, an increase of 3.5% over the prior year period.
•Generated second quarter net income per share of $0.08 on a fully diluted basis.
•Generated second quarter Normalized Funds From Operations (Normalized FFO) of $0.26 per share on a fully diluted basis.
•New investments and construction loan commitments of $39.5 million during the second quarter, excluding the conversion of a previously outstanding construction loan of $15.5 million.
•Second quarter MOB Same-Store Cash Net Operating Income growth was 2.4% year-over-year.
•Declared a quarterly dividend of $0.23 per share and OP Unit for the second quarter 2021, paid July 16, 2021.
•Sold 4,532,343 common shares pursuant to the ATM program at a weighted average price of $18.39 during the second quarter 2021, resulting in net proceeds of approximately $82.5 million.
•Assigned a senior unsecured debt rating of 'BBB' from Standard and Poor’s Rating (“S&P”).
•Assigned a senior unsecured debt rating of 'Baa2' from Moody’s Investors Services (“Moody’s”).

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $4.9 billion as of June 30, 2021. As of June 30, 2021, our portfolio consisted of 263 health care properties located in 31 states with approximately 14,080,739 net leasable square feet, which were approximately 96% leased with a weighted average remaining lease term of approximately 6.6 years. As of June 30, 2021, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of June 30, 2021 are from absolute and triple-net leases pursuant to which the tenants are responsible for all operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 4% of the annualized base rent payments from our properties as of June 30, 2021 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 3.0%, with an annual weighted average rent escalator of approximately 2.4%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2021, leases representing 2.0%, 4.3%, and 4.9% of leased square feet will expire in 2021, 2022, and 2023, respectively.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of June 30, 2021, owned approximately 97.6% of the OP Units. As of July 28, 2021, there were 217,405,868 common shares outstanding.

Key Transactions in Second Quarter 2021

Investment Activity

During the three months ended June 30, 2021, the Company completed the acquisition of one medical condominium unit located in Georgia and two operating health care properties located in two states for an aggregate investment of approximately $36.2 million, excluding the conversion of a previously outstanding construction loan of $15.5 million.. The Company also funded one mezzanine loan for $1.9 million and also funded $1.4 million of previous loan commitments, resulting in total investment activity of approximately $39.5 million.

During the three months ended June 30, 2021, the Company sold one medical office building located in Alabama representing 19,800 square feet and three adjacent parcels of vacant land in Texas for approximately $3.8 million, realizing a net gain of approximately $0.4 million.

Recent Developments

Quarterly Distribution

On June 18, 2021, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended June 30, 2021. The dividend was paid on July 16, 2021 to common shareholders and OP Unit holders of record as of the close of business on July 2, 2021.

Credit Rating Upgrades

On May 13, 2021, Standard & Poor’s Ratings Services (“S&P”) upgraded each of the Company’s senior unsecured debt ratings to ‘BBB’ with a stable outlook, from the previous rating of ‘BBB-’.

On July 1, 2021, Moody's Investors Service (“Moody's”) upgraded each of the Company’s senior unsecured debt ratings to ‘Baa2’ with a stable outlook, from the previous rating of ‘Baa3’.

Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020.

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	2021	2020	Change	%
Revenues:
Rental revenues	$80,572	$79,801	$771	1.0%
Expense recoveries	27,176	24,952	2,224	8.9%
Interest income on real estate loans and other	5,177	4,313	864	20.0%
Total revenues	112,925	109,066	3,859	3.5%
Expenses:
Interest expense	13,541	14,197	(656)	(4.6)%
General and administrative	9,117	8,242	875	10.6%
Operating expenses	33,456	31,029	2,427	7.8%
Depreciation and amortization	38,105	37,045	1,060	2.9%
Total expenses	94,219	90,513	3,706	4.1%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	18,706	18,553	153	0.8%
Equity in loss of unconsolidated entities	(403)	(109)	(294)	NM
Gain on sale of investment properties, net	378	—	378	NM
Net income	$18,681	$18,444	$237	1.3%
NM = Not Meaningful

Revenues

Total revenues increased $3.9 million, or 3.5%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $0.8 million, or 1.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Rental revenues increased $0.5 million and $1.6 million from properties purchased in 2021 and 2020, respectively. Rental revenues also increased $0.3 million from our existing portfolio. This was partially offset by a decrease of $1.1 million due to additional rent collected from our three LifeCare properties in 2020, and by $0.5 million due to properties sold in 2021 and 2020.

Expense recoveries. Expense recoveries increased $2.2 million, or 8.9% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Expense recoveries increased due to a $1.9 million increase in reimbursable operating expenses from our existing portfolio, and an additional net $0.5 million of expense recoveries relates to properties acquired and sold in 2021 and 2020.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.9 million, or 20.0%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. An increase of $1.7 million was due to new loan activity since March 31, 2020, which was partially offset by $1.0 million of loans payoffs and conversions in 2021 and 2020.

Expenses

Total expenses increased $3.7 million, or 4.1%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $0.7 million, or 4.6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease is the result of a lower effective interest rate on our credit facility of $0.6 million, lower debt balances of $0.2 million, mortgage payoffs of $0.1 million, and lower credit facility fees of $0.1 million. Our weighted average effective interest rate on our credit facility was 1.1% and 1.7% for the three months ended June 30, 2021 and 2020, respectively. These decreases were partially offset by increases on our interest rate swap contracts of $0.3 million.

General and administrative. General and administrative expenses increased $0.9 million, or 10.6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due to additional marketing and environmental, social, and governmental (“ESG”) expenses of $0.4 million, additional payroll and benefits of $0.3 million, and travel expenses of $0.3 million.

Operating expenses. Operating expenses increased $2.4 million, or 7.8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Net operating expenses on properties purchased and sold in 2021 and 2020 increased by $0.7 million. Operating expenses on the remaining properties increased by $1.9 million, or 6.1% quarter over quarter, due to additional maintenance costs of $0.6 million, tenant service costs of $0.6 million, insurance costs of $0.4 million, and real estate taxes of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 2.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Depreciation and amortization increased $0.3 million and $0.9 million for properties purchased in 2021 and 2020, respectively. The increase was partially offset by a decrease of $0.2 million for properties sold during 2021 and 2020.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is primarily due to the timing of our December 11, 2020 investment in Davis Medical Investors, LLC.

Gain on sale of investment properties, net. During the three months ended June 30, 2021, we sold one property with 19,800 net leasable square feet located in Alabama and three parcels of vacant land in Texas for approximately $3.8 million, realizing a net gain of approximately $0.4 million.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	2021	2020	Change	%
Revenues:
Rental revenues	$160,967	$157,671	$3,296	2.1%
Expense recoveries	54,736	49,828	4,908	9.8%
Interest income on real estate loans and other	10,561	8,995	1,566	17.4%
Total revenues	226,264	216,494	9,770	4.5%
Expenses:
Interest expense	27,256	29,823	(2,567)	(8.6)%
General and administrative	18,582	17,219	1,363	7.9%
Operating expenses	67,390	61,992	5,398	8.7%
Depreciation and amortization	76,081	73,792	2,289	3.1%
Total expenses	189,309	182,826	6,483	3.5%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	36,955	33,668	3,287	9.8%
Equity in loss of unconsolidated entities	(823)	(264)	(559)	NM
Gain on sale of investment properties, net	354	—	354	NM
Net income	$36,486	$33,404	$3,082	9.2%

Revenues

Total revenues increased $9.8 million, or 4.5%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. An analysis of selected revenues follows.

Rental revenues. Rental revenues increased $3.3 million, or 2.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Rental revenues increased $0.5 million and $3.9 million from properties purchased in 2021 and 2020, respectively. The increase was partially offset by a decrease in rental revenue of $0.9 million associated with our properties sold during 2021 and 2020.

Expense recoveries. Expense recoveries increased $4.9 million, or 9.8%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Expense recoveries increased due to a $4.6 million increase in reimbursable operating expenses from our existing portfolio, and an additional net $0.6 million of expense recoveries related to properties acquired and sold in 2021 and 2020.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.6 million, or 17.4%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. An increase of $3.6 million was due to new loan activity since March 31, 2020, which was partially offset by $2.4 million due to loan payoffs and conversions in 2021 and 2020. Property management fees related to servicing our unconsolidated joint ventures also increased which resulted in an additional increase in other income of $0.2 million.

Expenses

Total expenses increased by $6.5 million, or 3.5%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $2.6 million, or 8.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was due to a lower effective interest rate on our credit facility of $2.4 million, lower debt balances of $0.7 million, mortgage payoffs of $0.2 million, and lower credit facility fees of $0.2 million. Our weighted average effective interest rate on our credit facility was 1.1% and 2.2% for the six months ended June 30, 2021 and 2020, respectively. This decrease was partially offset by increases on our interest rate swap contracts of $1.2 million.

General and administrative. General and administrative expenses increased $1.4 million, or 7.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to increased salaries and benefits of $1.0 million and travel expenses of $0.4 million.

Operating expenses. Operating expenses increased $5.4 million, or 8.7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Net operating expenses on properties purchased and sold in 2021 and 2020 increased by $0.8 million. Operating expenses on the remaining properties increased by $4.6 million, or 7.5% year over year, due to additional maintenance costs of $1.5 million, real estate taxes of $1.2 million, insurance costs of $1.1 million, and tenant service costs of $0.9 million..

Depreciation and amortization. Depreciation and amortization increased $2.3 million, or 3.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due to our 2021 and 2020 property acquisitions which resulted in additional depreciation and amortization of $0.3 million and $2.0 million, respectively.

Equity in income of unconsolidated entities. The change in equity in income from unconsolidated entities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the timing of our December 11, 2020 investment in Davis Medical Investors, LLC.

Gain on sale of investment properties, net. During the six months ended June 30, 2021 we sold two properties with 63,889 net leasable square feet and three parcels of vacant land in three states for approximately $4.3 million, recognizing a net gain of $0.4 million. During the six months ended June 30, 2020, we did not dispose of any properties.

Cash Flows

Six months ended June 30, 2021 compared to the six months ended June 30, 2020 (in thousands).

	2021	2020
Cash provided by operating activities	$122,345	$107,730
Cash used in investing activities	(41,431)	(54,167)
Cash used in financing activities	(81,911)	(52,027)
(Decrease) increase in cash and cash equivalents	$(997)	$1,536

Cash flows from operating activities. Cash flows provided by operating activities was $122.3 million during the six months ended June 30, 2021 compared to $107.7 million during the six months ended June 30, 2020, representing an increase of $14.6 million. Net cash provided by operating activities increased primarily due to the impact of our 2021 and 2020 acquisitions and contractual rent increases offset by our 2021 and 2020 dispositions.

Cash flows from investing activities. Cash flows used in investing activities was $41.4 million during the six months ended June 30, 2021 compared to cash flows used in investing activities of $54.2 million during the six months ended June 30, 2020, representing a change of $12.7 million. The decrease in cash flows used in investing activities was primarily due to a decrease in net investments in real estate loan receivables of $36.8 million, and an increase of $4.1 million from proceeds on sales of investment properties. The change in cash used in investing activities was partially offset by an increase in cash spent on acquisitions of investment properties of $25.2 million compared to the prior year, and an increase of $1.7 million in both capital expenditures and leasing commissions.

Cash flows from financing activities. Cash flows used in financing activities was $81.9 million during the six months ended June 30, 2021 compared to $52.0 million during the six months ended June 30, 2020, representing an increase of $29.9 million. The change in cash used in financing activities was primarily due to a decrease in net proceeds from the sale of common shares pursuant to the applicable ATM Program of $203.5 million. Further, $7.6 million of additional dividends were paid to shareholders in 2021 compared to 2020, an additional $5.2 million was used to redeem OP Units, an additional $4.7 million was used to redeem the Series A Preferred Units, and there was an increase of $1.5 million related to taxes paid for stock based compensation. This was partially offset by a decrease in net paydowns under the credit facility of $175.0 million in 2021 compared to 2020 and a decrease of $17.1 million of principal payments on mortgage debt compared to the prior year.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$18,681	$18,444	$36,486	$33,404
Earnings per share - diluted	$0.08	$0.09	$0.16	$0.16

Net income	$18,681	$18,444	$36,486	$33,404
Net income attributable to noncontrolling interests - partially owned properties	(151)	(148)	(303)	(290)
Preferred distributions	—	(317)	(13)	(634)
Depreciation and amortization expense	38,000	36,951	75,877	73,606
Depreciation and amortization expense - partially owned properties	(70)	(63)	(140)	(138)
Gain on sale of investment properties, net	(378)	—	(354)	—
Proportionate share of unconsolidated joint venture adjustments	2,141	1,656	4,338	3,356
FFO applicable to common shares	$58,223	$56,523	$115,891	$109,304
Net change in fair value of derivative	—	105	—	14
Normalized FFO applicable to common shares	$58,223	$56,628	$115,891	$109,318

FFO per common share	$0.26	$0.27	$0.53	$0.53
Normalized FFO per common share	$0.26	$0.27	$0.53	$0.53

Weighted average number of common shares outstanding	222,660,502	210,405,776	220,053,306	206,699,177

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$18,681	$18,444	$36,486	$33,404
Normalized FFO applicable to common shares	$58,223	$56,628	$115,891	$109,318

Normalized FFO applicable to common shares	$58,223	$56,628	$115,891	$109,318
Non-cash share compensation expense	3,468	3,051	7,175	6,047
Straight-line rent adjustments	(2,380)	(3,275)	(5,105)	(7,006)
Amortization of acquired above/below-market leases/assumed debt	860	884	1,724	1,773
Amortization of lease inducements	264	289	528	579
Amortization of deferred financing costs	582	595	1,163	1,194
TI/LC and recurring capital expenditures	(5,673)	(4,765)	(11,311)	(7,825)
Loan reserve adjustments	(84)	(35)	(131)	(35)
Proportionate share of unconsolidated joint venture adjustments	(214)	(255)	(425)	(442)
Normalized FAD applicable to common shares	$55,046	$53,117	$109,509	$103,603

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$18,681	$18,444	$36,486	$33,404
General and administrative	9,117	8,242	18,582	17,219
Depreciation and amortization expense	38,105	37,045	76,081	73,792
Interest expense	13,541	14,197	27,256	29,823
Net change in the fair value of derivative	—	105	—	14
Gain on sale of investment properties, net	(378)	—	(354)	—
Proportionate share of unconsolidated joint venture adjustments	3,561	2,461	7,072	4,915
NOI	$82,627	$80,494	$165,123	$159,167

NOI	$82,627	$80,494	$165,123	$159,167
Straight-line rent adjustments	(2,380)	(3,275)	(5,105)	(7,006)
Amortization of acquired above/below-market leases	875	899	1,755	1,804
Amortization of lease inducements	264	289	528	579
Loan reserve adjustments	(84)	(35)	(131)	(35)
Proportionate share of unconsolidated joint venture adjustments	(145)	(266)	(316)	(431)
Cash NOI	$81,157	$78,106	$161,854	$154,078

Cash NOI	$81,157	$78,106
Assets not held for all periods	(1,732)	(561)
LTACH & Hospital Cash NOI	(4,375)	(5,497)
Lease termination fees	(157)	(235)
Interest income on real estate loans	(3,907)	(3,061)
Joint ventures and other income	(3,241)	(2,568)
MOB Same-Store Cash NOI	$67,745	$66,184

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,
	2021	2020
Net income	$18,681	$18,444
Depreciation and amortization expense	38,105	37,045
Interest expense	13,541	14,197
Gain on sale of investment properties, net	(378)	—
Proportionate share of unconsolidated joint venture adjustments	3,498	2,437
EBITDAre	$73,447	$72,123
Non-cash share compensation expense	3,468	3,051
Non-cash changes in fair value	—	105
Pursuit costs	70	—
Non-cash intangible amortization	1,126	1,174
Pro forma adjustments for investment activity	125	—
Adjusted EBITDAre	$78,236	$76,453

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

As of June 30, 2021, we had a total of $1.5 million of cash and cash equivalents and $778.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature.

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

As of June 30, 2021, the Company had $72.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, $778.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of June 30, 2021, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

ATM Program

In November 2019, the Company entered into the 2019 Sales Agreements, pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million. In accordance with the 2019 Sales Agreements, the Trust may offer and sell its common shares through any of the 2019 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker.

In May 2021, the Company entered into the 2021 Sales Agreement, pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million. In accordance with the 2021 Sales Agreement, the Trust may offer and sell its common shares through the 2021 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. Upon entry into the 2021 Sales Agreement, the Company terminated the 2019 ATM Program.

During the quarterly periods ended March, 31, 2021 and June 30, 2021, the Trust’s issuance and sale of common shares pursuant to the ATM Programs is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2021	2,887,296	$18.32	$52,358
Quarterly period ended June 30, 2021	4,532,343	18.39	82,519
Year to date	7,419,639	$18.36	$134,877

As of June 30, 2021, the Trust has $465.3 million remaining available under the 2021 ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of June 30, 2021, the Company had issued 160,379 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we have investments in three unconsolidated joint ventures with ownership interests of 49.0% in two of the joint ventures and 12.3% in the third. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $773.4 million (of which our proportionate share is approximately $136.4 million). See Note 2 (Summary of Significant Accounting Policies) of our 2020 Annual Report for the fiscal year ended December 31, 2020, filed with the SEC on April 9, 2021 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

Fixed Interest Rate Debt

As of June 30, 2021, our consolidated fixed interest rate debt totaled $1.0 billion, which represented 75.7% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of June 30, 2021 of 2.07%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our fixed interest rate debt would represent 94.2% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of June 30, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion and $1.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2021. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of June 30, 2021, our consolidated variable interest rate debt totaled $327.9 million, which represented 24.3% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 5.8% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of June 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $77.9 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of June 30, 2021 would change by approximately $0.8 million annually.

Derivative Instruments

As of June 30, 2021, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of June 30, 2021, we had total consolidated indebtedness of approximately $1.3 billion. The weighted average interest rate on our consolidated indebtedness was 3.65% (based on the 30-day LIBOR rate as of June 30, 2021, of 0.09%). As of June 30, 2021, we had approximately $77.9 million, or approximately 5.8%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of June 30, 2021.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended June 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	281,714	(1)	$17.97	N/A	N/A
May 1, 2021 - May 31, 2021	—		—	N/A	N/A
June 1, 2021 - June 30, 2021	10,099	(2)	18.47	N/A	N/A
Total	291,813		$17.99	—	—
(1)Represents OP Units redeemed by holders in exchange for cash.
(2)Represents repurchased common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
22.1	List of Subsidiary Issuers and Guaranteed Securities**
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
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

PHYSICIANS REALTY TRUST

Date: August 5, 2021	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2021	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)