Form 10-Q
period 2021-09-30
Physicians Realty Trust
filed 2021-11-05
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of Physicians Realty Trust’s common shares outstanding as of October 29, 2021 was 220,289,484.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2021

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the unknown duration and economic, operational, and financial impacts of the global outbreak of a novel strain of the coronavirus and its variants, including the Delta variant and any future variants which may emerge, (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the COVID-19 pandemic on the Company’s business;

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

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data) (Unaudited)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$231,162	$231,621
Building and improvements	3,879,810	3,824,796
Tenant improvements	81,605	73,145
Acquired lease intangibles	409,048	406,935
	4,601,625	4,536,497
Accumulated depreciation	(779,910)	(687,554)
Net real estate property	3,821,715	3,848,943
Real estate held for sale	44,706	—
Right-of-use lease assets, net	141,967	137,180
Real estate loans receivable, net	181,125	198,800
Investments in unconsolidated entities	78,562	77,755
Net real estate investments	4,268,075	4,262,678
Cash and cash equivalents	5,366	2,515
Tenant receivables, net	5,545	4,757
Other assets	130,489	144,000
Total assets	$4,409,475	$4,413,950
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$401,548	$412,322
Notes payable	969,313	968,653
Mortgage debt	50,042	57,875
Accounts payable	5,760	7,007
Dividends and distributions payable	53,730	52,116
Accrued expenses and other liabilities	79,621	91,929
Lease liabilities	78,682	74,116
Acquired lease intangibles, net	5,829	6,641
Total liabilities	1,644,525	1,670,659

Redeemable noncontrolling interests - Series A Preferred Units (2020) and partially owned properties	7,039	28,289

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 217,409,035 and 209,550,592 common shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,174	2,096
Additional paid-in capital	3,443,748	3,303,231
Accumulated deficit	(751,150)	(658,171)
Accumulated other comprehensive loss	(4,054)	(5,859)
Total shareholders’ equity	2,690,718	2,641,297
Noncontrolling interests:
Operating Partnership	66,736	73,302
Partially owned properties	457	403
Total noncontrolling interests	67,193	73,705
Total equity	2,757,911	2,715,002
Total liabilities and equity	$4,409,475	$4,413,950
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and related revenues	$110,314	$104,362	$326,017	$311,861
Interest income on real estate loans and other	4,997	5,204	15,558	14,199
Total revenues	115,311	109,566	341,575	326,060
Expenses:
Interest expense	13,498	13,698	40,754	43,521
General and administrative	9,534	8,346	28,116	25,565
Operating expenses	35,679	32,503	103,069	94,495
Depreciation and amortization	38,582	37,952	114,663	111,744
Impairment loss	340	—	340	—
Total expenses	97,633	92,499	286,942	275,325
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	17,678	17,067	54,633	50,735
Equity in loss of unconsolidated entities	(390)	(592)	(1,213)	(856)
Gain on sale of investment properties, net	4,757	—	5,111	—
Net income	22,045	16,475	58,531	49,879
Net income attributable to noncontrolling interests:
Operating Partnership	(529)	(425)	(1,405)	(1,305)
Partially owned properties (1)	(152)	(151)	(455)	(441)
Net income attributable to controlling interest	21,364	15,899	56,671	48,133
Preferred distributions	—	(317)	(13)	(951)
Net income attributable to common shareholders	$21,364	$15,582	$56,658	$47,182
Net income per share:
Basic	$0.10	$0.07	$0.26	$0.23
Diluted	$0.10	$0.07	$0.26	$0.23
Weighted average common shares:
Basic	217,406,657	208,187,129	214,616,482	202,717,190
Diluted	223,992,049	215,129,968	221,399,649	209,555,060

Dividends and distributions declared per common share	$0.23	$0.23	$0.69	$0.69
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$22,045	$16,475	$58,531	$49,879
Other comprehensive income (loss):
Change in fair value of interest rate swap agreements, net	465	599	1,805	(10,630)
Total other comprehensive income (loss)	465	599	1,805	(10,630)
Comprehensive income	22,510	17,074	60,336	39,249
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(541)	(442)	(1,449)	(1,024)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(152)	(151)	(455)	(441)
Comprehensive income attributable to common shareholders	$21,817	$16,481	$58,432	$37,784

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$2,096	$3,303,231	$(658,171)	$(5,859)	$2,641,297	$73,302	$403	$73,705	$2,715,002
Net proceeds from sale of common shares	28	52,404	—	—	52,432	—	—	—	52,432
Restricted share award grants, net	4	(333)	(664)	—	(993)	—	—	—	(993)
Purchase of OP Units	—	—	—	—	—	(269)	—	(269)	(269)
Dividends/distributions declared	—	—	(49,011)	—	(49,011)	(1,243)	—	(1,243)	(50,254)
Preferred distributions	—	—	(13)	—	(13)	—	—	—	(13)
Distributions	—	—	—	—	—	—	(73)	(73)	(73)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(23)	896	—	873	—	—	—	873
Change in fair value of interest rate swap agreements	—	—	—	797	797	—	—	—	797
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,136	—	—	1,136	(1,136)	—	(1,136)	—
Net income	—	—	17,194	—	17,194	459	76	535	17,729
Balance as of March 31, 2021	$2,128	$3,356,415	$(689,769)	$(5,062)	$2,663,712	$71,113	$406	$71,519	$2,735,231
Net proceeds from sale of common shares	46	82,781	—	—	82,827	—	—	—	82,827
Restricted share award grants, net	—	3,242	(482)	—	2,760	—	—	—	2,760
Purchase of OP Units	—	—	—	—	—	(5,063)	—	(5,063)	(5,063)
Dividends/distributions declared	—	—	(50,061)	—	(50,061)	(1,242)	—	(1,242)	(51,303)
Distributions	—	—	—	—	—	—	(50)	(50)	(50)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	—	(388)	—	(388)	—	—	—	(388)
Change in fair value of interest rate swap agreements	—	—	—	543	543	—	—	—	543
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,124)	—	—	(2,124)	2,124	—	2,124	—
Net income	—	—	18,113	—	18,113	417	76	493	18,606
Balance as of June 30, 2021	$2,174	$3,440,314	$(722,587)	$(4,519)	$2,715,382	$67,349	$432	$67,781	$2,783,163
Net proceeds from sale of common shares	—	(117)	—	—	(117)	—	—	—	(117)
Restricted share award grants, net	—	3,642	113	—	3,755	—	—	—	3,755
Dividends/distributions declared	—	—	(50,062)	—	(50,062)	(1,233)	—	(1,233)	(51,295)
Distributions	—	—	—	—	—	—	(51)	(51)	(51)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	—	22	—	22	—	—	—	22
Change in fair value of interest rate swap agreements	—	—	—	465	465	—	—	—	465
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(91)	—	—	(91)	91	—	91	—
Net income	—	—	21,364	—	21,364	529	76	605	21,969
Balance as of September 30, 2021	$2,174	$3,443,748	$(751,150)	$(4,054)	$2,690,718	$66,736	$457	$67,193	$2,757,911

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$58,531	$49,879
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	114,663	111,744
Amortization of deferred financing costs	1,744	1,789
Amortization of lease inducements and above/below-market lease intangibles	3,526	3,504
Straight-line rental revenue/expense	(7,276)	(9,624)
Amortization of discount on unsecured senior notes	489	469
Amortization of above market assumed debt	(47)	(47)
Gain on sale of investment properties, net	(5,111)	—
Equity in loss of unconsolidated entities	1,213	856
Distributions from unconsolidated entities	5,261	4,305
Change in fair value of derivative	—	15
Provision for bad debts	(139)	512
Non-cash share compensation	10,840	9,161
Net change in fair value of contingent consideration	—	(715)
Impairment on investment property	340	—
Change in operating assets and liabilities:
Tenant receivables	(2,913)	626
Other assets	3,300	(6,777)
Accounts payable	(1,247)	1,774
Accrued expenses and other liabilities	(7,427)	(1,111)
Net cash provided by operating activities	175,747	166,360
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	31,093	—
Acquisition of investment properties, net	(120,617)	(34,529)
Investment in unconsolidated entities	(7,281)	—
Escrowed cash - acquisition deposits/earnest deposits	(1,154)	(150)
Capital expenditures on investment properties	(22,159)	(20,673)
Investment in real estate loans receivable	(14,406)	(32,630)
Repayment of real estate loans receivable	18,902	944
Leasing commissions	(3,343)	(1,887)
Net cash used in investing activities	(118,965)	(88,925)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	135,142	340,266
Proceeds from credit facility borrowings	304,000	235,000
Repayment of credit facility borrowings	(311,000)	(479,000)
Principal payments on mortgage debt	(7,833)	(24,974)
Debt issuance costs	(5,300)	(63)
Payments made on financing lease	(1,700)	—
Dividends paid - shareholders	(148,478)	(138,778)
Distributions to noncontrolling interests - Operating Partnership	(3,792)	(3,821)
Preferred distributions paid - OP Unit holder	(303)	(951)
Distributions to noncontrolling interests - partially owned properties	(491)	(437)
Payments of employee taxes for withheld stock-based compensation shares	(4,183)	(2,848)
Purchase of Series A Preferred Units	(4,661)	—
Purchase of OP Units	(5,332)	(515)
Net cash used in financing activities	(53,931)	(76,121)
Net increase in cash and cash equivalents	2,851	1,314
Cash and cash equivalents, beginning of period	2,515	2,355
Cash and cash equivalents, end of period	$5,366	$3,669
Supplemental disclosure of cash flow information - interest paid during the period	$49,160	$52,000
Supplemental disclosure of noncash activity—settlement of note receivable in exchange for Series A Preferred Units	$20,646	$—
Supplemental disclosure of noncash activity—change in fair value of interest rate swap agreements	$1,805	$(10,630)
Supplemental disclosure of noncash activity—Conversion of loan receivable in connection to the acquisition of investment property	$15,500	$—
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2021, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

In May 2021, the Trust and the Operating Partnership entered into an At Market Issuance Sales Agreement (the “2021 Sales Agreement”) with KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., and Raymond James & Associates, Inc. in their capacity as agents for the Company and/or forward sellers and Stifel, Nicolaus & Company, Incorporated in its capacity as sales agent for the Company (collectively, the “2021 Agents”) and Bank of Montreal, Credit Agricole Corporate and Investments Bank, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. as forward purchasers for the Company (the “Forward Purchasers”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million through the 2021 Agents (the “2021 ATM Program”). The 2021 Sales Agreement contemplates that, in addition to the issuance and sale of the Trust’s common shares through the 2021 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of the Forward Purchasers. Upon entry into the 2021 Sales Agreement, we terminated the 2019 ATM Program.

During the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021, the Trust’s issuance and sale of common shares pursuant to the ATM Programs is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2021	2,887,296	$18.32	$52,358
Quarterly period ended June 30, 2021	4,532,343	18.39	82,519
Quarterly period ended September 30, 2021	—	—	—
Year to date	7,419,639	$18.36	$134,877

As of September 30, 2021, the Trust has $465.3 million remaining available under the 2021 ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2021 and 2020 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2020 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of September 30, 2021, the Trust held a 97.6% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Series A Preferred Units and Partially Owned Properties

In connection with the acquisition of the HealthEast Clinic & Specialty Center (“Hazelwood Medical Commons Transaction”) that occurred on January 9, 2018, the Company issued 116,110 Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). On January 4, 2021, these Series A Preferred Units were redeemed for a total value of $25.3 million and as a result of this redemption, there are no Series A Preferred Units outstanding as of September 30, 2021.

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

Dividends and Distributions

On September 22, 2021, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarterly period ended September 30, 2021. The dividend was paid on October 15, 2021 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on October 4, 2021.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company recorded a $0.3 million impairment charge for the three and nine months ended September 30, 2021, and did not record an impairment charge for the three and nine months ended September 30, 2020.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met. The Company classifies a real estate property as held for sale when: (i) management has approved the disposition of the property, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposition plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded for the asset and the book value of the asset is written down to the lower of carrying value or fair market value, less cost to sell. As of September 30, 2021, the Company classified four properties as held for sale.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of 22 mezzanine loans, three term loans, and one construction loan as of September 30, 2021. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage of a related medical office building, and construction loans are secured by mortgages on the land and the improvements as constructed. In accordance with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”) on January 1, 2020, the Company adjusted the opening balance of retained earnings by $0.1 million. The reserve for loan losses was $0.1 million as of September 30, 2021.

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, are included in other assets and were approximately $93.7 million and $86.6 million as of September 30, 2021 and December 31, 2020, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental and related revenues was insignificant for the three and nine months ended September 30, 2021. Bad debt recognized as an adjustment to rental and related revenues was $0.4 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

Rental revenue is adjusted by the amortization of lease inducements and above-market or below-market rents on certain leases. Lease inducements and above-market or below-market rents are amortized on a straight-line basis over the remaining lease term. Rental and related revenues also include expense recoveries, which relate to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized in the period the applicable expenses are incurred. The reimbursements are recorded gross, as the Company is generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and bears the credit risk of tenant reimbursement.

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

Note 3. Investment and Disposition Activity

During the nine months ended September 30, 2021, the Company completed the acquisition of eight medical office facilities and three medical condominium units for an aggregate investment of approximately $122.7 million, excluding the conversion of a previously outstanding construction loan of $15.5 million. The Company also funded three mezzanine loans for $8.9 million and closed on a $10.5 million construction loan, funding $5.5 million as of September 30, 2021. Additionally, the Company acquired a membership interest in one joint venture for $7.3 million and paid $0.3 million of additional purchase consideration under an earn-out agreement, resulting in total investment activity of approximately $144.7 million. As part of these investments, the Company incurred approximately $1.6 million of capitalized costs.

Investment activity for the three months ended September 30, 2021 is summarized below:

Investment (1)		Location	Acquisition Date	Investment Amount (in thousands)
InterMed MOB - Davis Joint Venture	(2)	Portland, ME	August 18, 2021	$7,291
Atkins Portfolio (5 MOBs)		Various	August 30, 2021	54,090
HonorHealth - Sonoran MOB		Phoenix, AZ	September 23, 2021	31,750
Loan Investments		Various	Various	3,734
				$96,865
(1)“MOB” means medical office building
(2)The Company purchased a 49% membership interest in this property through the Davis Joint Venture.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed during the nine months ended September 30, 2021, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$189	$2,655	$8,054	$10,898
Building and improvements	917	44,743	66,652	112,312
In-place lease intangibles	29	4,442	8,216	12,687
Above market in-place lease intangibles	—	—	241	241
Below market in-place lease intangibles	—	—	(151)	(151)
Right-of-use asset	—	—	1,700	1,700
Prepaid expenses	—	129	—	129
Net assets acquired	$1,135	$51,969	$84,712	$137,816

Assets Held for Sale

As of September 30, 2021, the Company classified four assets as held for sale. In accordance with this classification, the following assets are classified as held for sale in the accompanying consolidated balance sheets at September 30, 2021 (in thousands).

Land and improvements	$7,660
Building and improvements	49,930
Tenant improvements	455
Acquired lease intangibles	3,141
Real estate held for sale before accumulated depreciation	61,186
Accumulated depreciation	(16,480)
Real estate held for sale	$44,706

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding assets classified as held for sale if applicable, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$364,750	$(193,231)	$171,519	$362,837	$(173,862)	$188,975
Above-market leases	$43,586	$(23,373)	$20,213	$43,386	$(20,670)	$22,716
Leasehold interest	$712	$(406)	$306	$712	$(361)	$351
Liabilities
Below-market leases	$15,980	$(10,151)	$5,829	$15,882	$(9,241)	$6,641

The following is a summary of acquired lease intangible amortization for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense related to in-place leases	$8,103	$9,088	$24,590	$26,190
Decrease in rental income related to above-market leases	897	954	2,744	2,918
Decrease in rental income related to leasehold interest	15	15	45	45
Increase in rental income related to below-market leases	324	397	963	1,102

Future aggregate net amortization of acquired lease intangibles, excluding four assets classified as held for sale, as of September 30, 2021, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2021	$547	$7,954
2022	1,963	29,276
2023	1,656	26,546
2024	1,589	23,350
2025	1,590	19,817
Thereafter	7,345	64,576
Total	$14,690	$171,519

As of September 30, 2021, the weighted average remaining amortization period is 8 years for in-place, above market tenant lease, and leasehold interest intangibles assets and 7 years for below market tenant lease intangibles.

Note 5. Other Assets

Other assets consisted of the following, excluding assets classified as held for sale if applicable, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Straight line rent receivable, net	$93,747	$86,551
Leasing commissions, net	11,441	9,282
Prepaid expenses	8,943	9,401
Lease inducements, net	8,518	9,396
Escrows	1,546	1,507
Notes receivable, net	1,045	23,760
Other	5,249	4,103
Total	$130,489	$144,000

Note 6. Debt

The following is a summary of debt as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Fixed interest mortgage notes (1)	$44,420	$51,896
Variable interest mortgage note (2)	5,748	6,105
Total mortgage debt	50,168	58,001
Unsecured revolving credit facility bearing variable interest (3)	159,000	166,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$250 million unsecured term borrowing bearing fixed interest of 2.07%, due June 2023 (4)	250,000	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,434,168	1,449,001
Unamortized deferred financing costs	(8,925)	(5,369)
Unamortized discounts	(4,366)	(4,855)
Unamortized fair value adjustments	26	73
Total debt	$1,420,903	$1,438,850
(1)As of September 30, 2021, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2022 and 2024, with a weighted average interest rate of 4.79%. As of December 31, 2020, fixed interest mortgage notes bear interest from 4.63% to 5.50%, due in 2021, 2022, and 2024, with a weighted average interest rate of 4.78%. The notes are collateralized by three properties with a net book value of $97.0 million as of September 30, 2021 and four properties with a net book value of $110.3 million as of December 31, 2020.
(2)Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 2.83% and 2.90% as of September 30, 2021 and December 31, 2020, respectively. The note is due in 2028 and is collateralized by one property with a net book value of $8.1 million as of September 30, 2021 and $8.3 million as of December 31, 2020.
(3)As of September 30, 2021, the amount of commitments under the revolving credit facility was $1.0 billion bearing variable interest of LIBOR plus 0.85%, due September 2025. As of December 31, 2020, the amount of commitments under the revolving credit facility was $850.0 million bearing variable interest of LIBOR plus 0.90%, due September 2022.

(4)The Operating Partnership’s borrowings under the term loan feature of the Credit Agreement bears interest at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. The Operating Partnership has entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

On September 24, 2021, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which extended the maturity date of the revolving credit facility under the Credit Agreement to September 24, 2025 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes an unsecured revolving credit facility of $1.0 billion and contains a term loan feature of $250.0 million, bringing total borrowing capacity to $1.3 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Operating Partnership to increase borrowing capacity by up to an additional $500.0 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.75 billion. The revolving credit facility under the Credit Agreement also includes two, six-month extension options.

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2021, the Trust had investment grade ratings of BBB from S&P, Baa2 from Moody’s, and BBB from Fitch. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.85%. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the Trust’s investment grade rating.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Pursuant to the Credit Agreement, borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. The Operating Partnership simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for a current all-in fixed rate of 2.07%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

Base Rate Loans, Adjusted LIBOR Rate Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the Trust’s investment grade rating as follows:

Credit Rating	Applicable Margin for Revolving Loans: LIBOR Rate Loans and Letter of Credit Fee	Applicable Margin for Revolving Loans: Base Rate Loans	Applicable Margin for Term Loans: LIBOR Rate Loans and Letter of Credit Fee	Applicable Margin for Term Loans: Base Rate Loans
At Least A- or A3	LIBOR + 0.725%	—%	LIBOR + 0.85%	—%
At Least BBB+ or Baa1	LIBOR + 0.775%	—%	LIBOR + 0.90%	—%
At Least BBB or Baa2	LIBOR + 0.85%	—%	LIBOR + 1.00%	—%
At Least BBB- or Baa3	LIBOR + 1.05%	0.05%	LIBOR + 1.25%	0.25%
Below BBB- or Baa3	LIBOR + 1.40%	0.40%	LIBOR + 1.65%	0.65%

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2021, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of September 30, 2021, the Company had $159.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250.0 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $841.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of September 30, 2021, the Company had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of September 30, 2021, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of September 30, 2021, are as follows (in thousands):

2021	$463
2022	20,825
2023	266,008
2024	23,669
2025	184,476
Thereafter	938,727
Total Payments	$1,434,168

As of September 30, 2021, the Company had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on consolidated indebtedness was 3.48% (based on the 30-day LIBOR rate as of September 30, 2021, of 0.08%).

For the three month periods ended September 30, 2021 and 2020, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $12.9 million and $13.1 million, respectively. For the nine month periods ending September 30, 2021 and 2020, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $39.0 million and $41.7 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2021, the Company had five outstanding interest rate swap contracts that are designated as cash flow hedges of interest rate risk. For presentational purposes, they are shown as one derivative due to the identical nature of their economic terms. See Note 2 (Summary of Significant Accounting Policies) of the 2020 Annual Report for a further discussion of our derivatives.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$250,000
Effective fixed interest rate	(1)	2.07%
Effective date		7/7/2016
Maturity date		6/10/2023
Liability balance at September 30, 2021 (included in Accrued expenses and other liabilities)		$3,567
Liability balance at December 31, 2020 (included in Accrued expenses and other liabilities)		$5,317
(1)1.07% effective swap rate plus 1.00% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Real estate taxes payable	$27,033	$23,436
Prepaid rent	18,606	22,248
Accrued interest	5,746	16,009
Accrued expenses	5,619	5,721
Accrued incentive compensation	4,950	1,945
Security deposits	3,885	3,714
Interest rate swap	3,567	5,317
Tenant improvement allowances	1,857	1,917
Embedded derivative	—	4,944
Other	8,358	6,678
Total	$79,621	$91,929

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the nine month period ended September 30, 2021, the Trust granted a total of 224,163 restricted common shares with a total value of $3.9 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2021 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	215,822	$18.73
Granted	224,163	17.42
Vested	(185,968)	18.94
Non-vested at September 30, 2021	254,017	$17.42

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending September 30, 2021 and 2020, the Company recognized non-cash share compensation of $1.0 million and $0.9 million, respectively. For the nine month periods ending September 30, 2021 and 2020, the Company recognized non-cash share compensation of $2.8 million and $2.6 million, respectively. Unrecognized compensation expense at September 30, 2021 was $2.4 million.

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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2021:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	964,139		$21.17	59,820	$18.81
Granted	265,275		22.00	56,925	17.35
Vested	(252,844)	(1)	16.58	(40,394)	18.57
Non-vested at September 30, 2021	976,570		$22.59	76,351	$17.84
(1)Restricted units vested by Company executives in 2021 resulted in the issuance of 399,165 common shares, less 162,173 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending September 30, 2021 and 2020, the Company recognized non-cash share compensation expense of $2.7 million and $2.2 million, respectively. For the nine month periods ending September 30, 2021 and 2020, the Company recognized non-cash share compensation of $8.0 million and $6.5 million, respectively. Unrecognized compensation expense at September 30, 2021 was $12.7 million.

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

The Company’s derivative instruments as of September 30, 2021 consist of five interest rate swaps. For presentational purposes, the Company’s interest rate swaps are shown as a single derivative due to the identical nature of their economic terms, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2020 Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There was one asset measured at fair value as of September 30, 2021 that had a previous carrying value of $2.3 million. During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0.3 million against the asset, a medical office building located in Michigan that is currently classified as held for sale.

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

As of September 30, 2021, the Company classified four properties, as held for sale. Upon classification as held for sale, the Company records the value of the assets at the lower of their carrying value or fair value, less costs to sell. Fair value is generally based on discounted cash flow analyses, which involves management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. As of September 30, 2021, the fair value exceeds the carrying value of the four assets classified as held for sale and therefore, are recorded at respective carrying value.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$181,125	$177,859	$198,800	$198,814
Notes receivable, net	$1,045	$1,045	$23,760	$23,760
Liabilities:
Credit facility	$(409,000)	$(409,000)	$(416,000)	$(416,000)
Notes payable	$(975,000)	$(1,066,869)	$(975,000)	$(1,063,367)
Mortgage debt	$(50,194)	$(51,458)	$(58,074)	$(59,651)
Derivative liabilities	$(3,567)	$(3,567)	$(10,261)	$(10,261)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2021 through 2043. As of September 30, 2021, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and minimum rental payments for the four assets classified as held for sale, were as follows (in thousands):

2021	$77,498
2022	305,188
2023	297,695
2024	285,362
2025	269,862
Thereafter	961,607
Total	$2,197,212
For the three month periods ending September 30, 2021 and 2020, we recognized $110.3 million and $104.4 million, respectively, of rental and other lease-related income related to our operating leases, of which $29.2 million and $26.3 million, respectively, were variable lease payments. For the nine month periods ending September 30, 2021 and 2020, we recognized $326.0 million and $311.9 million, respectively, of rental and other leased-related income related to our operating leases, of which $84.0 million and $76.1 million, respectively, were variable lease payments.

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air space above one property, and the land upon which 82 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company has nine corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 86 years remaining, excluding extension options, with a weighted average remaining term of 43 years.

At the inception of a new lease, the Company establishes an operating or finance lease asset and operating or finance lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we calculate a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of September 30, 2021. There are no operating or finance leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of September 30, 2021, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, exclusive of the four assets classified as held for sale, were as follows (in thousands):

2021	$849
2022	3,719
2023	3,693
2024	3,676
2025	3,657
Thereafter	180,378
Total undiscounted lease payments	$195,972
Less: Interest	(117,290)
Present value of lease liabilities	$78,682

Lease costs consisted of the following for the nine months ended September 30, 2021 (in thousands):

Fixed lease cost	$1,823
Variable lease cost	751
Total lease cost	$2,574

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended September 30, 2021 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of September 30, 2021, excluding the four assets classified as held for sale (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$17,656	5.7%
Northside Hospital	15,245	4.9%
UofL Health - Louisville, Inc.	12,526	4.1%
US Oncology	11,080	3.6%
Baylor Scott and White Health	8,156	2.6%
Remaining portfolio	244,512	79.1%
Total	$309,175	100.0%

ABR collected from the Company’s top five tenant relationships comprises 20.9% of its total ABR for the period ending September 30, 2021. Total ABR from CommonSpirit Health affiliated tenants totals 16.5%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of September 30, 2021, excluding the four assets classified as held for sale (in thousands):

State	Total ABR	Percent of ABR
Texas	$47,331	15.3%
Georgia	25,618	8.3%
Indiana	22,784	7.4%
Nebraska	18,993	6.1%
Minnesota	17,827	5.8%
Other	176,622	57.1%
Total	$309,175	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for earnings per share - basic:
Net income	$22,045	$16,475	$58,531	$49,879
Net income attributable to noncontrolling interests:
Operating Partnership	(529)	(425)	(1,405)	(1,305)
Partially owned properties	(152)	(151)	(455)	(441)
Preferred distributions	—	(317)	(13)	(951)
Numerator for earnings per share - basic	$21,364	$15,582	$56,658	$47,182
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$21,364	$15,582	$56,658	$47,182
Operating Partnership net income	529	425	1,405	1,305
Numerator for earnings per share - diluted	$21,893	$16,007	$58,063	$48,487
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	217,406,657	208,187,129	214,616,482	202,717,190
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,406,070	5,643,669	5,498,046	5,655,870
Restricted common shares	98,597	70,819	95,999	72,522
Restricted share units	1,080,725	1,228,351	1,189,122	1,109,478
Denominator for earnings per share - diluted:	223,992,049	215,129,968	221,399,649	209,555,060
Earnings per share - basic	$0.10	$0.07	$0.26	$0.23
Earnings per share - diluted	$0.10	$0.07	$0.26	$0.23

Note 15. Subsequent Events

Since September 30, 2021, the Company issued 2,877,988 shares pursuant to its 2021 ATM program at a weighted average price of $18.61 for net proceeds of $53.0 million.

On October 1, 2021, the Company entered into a master transaction agreement with Landmark Healthcare Companies LLC to acquire 15 medical office buildings located in eight states (the “Landmark Portfolio”) for an aggregate purchase price of $764.3 million, subject to closing prorations and other adjustments. Subject to the satisfaction of certain conditions to closing, the Company expects to complete the acquisition of the Landmark Portfolio in the fourth quarter of 2021. There can be no assurance that any or all of the conditions to closing will be satisfied or, if satisfied, that the Company will complete the acquisition of the Landmark Portfolio in a timely manner or at all.

On October 13, 2021, the Operating Partnership issued and sold $500.0 million aggregate principal amount of 2.625% senior notes, which will mature on November 1, 2031. The senior notes were sold at an issue price of 99.789% of their face value, before the underwriters’ discount. The Company’s net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $495.1 million.

On October 13, 2021, the Company used the proceeds from the senior notes to pay off the existing balance of the unsecured revolving credit facility and the term loan feature of the Credit Agreement for $168.0 million and $250.0 million, respectively. The Operating Partnership simultaneously terminated the existing pay-fixed receive-variable rate swaps associated with the full term loan borrowing of $250.0 million. As part of the termination, the Company made total cash payments of $3.3 million to the counterparties of the swap agreements.

On October 15, 2021, the Company completed the acquisition of the remaining 51% membership interest in MedCore Realty Eden Hill, LLC for approximately $33.2 million. This joint venture owns a 140,205 square foot medical office facility located in Dover, Delaware.

On October 27, 2021, the Company completed the acquisition of a newly completed 109,423 square foot medical office facility located in Scottsdale, Arizona for a purchase price of approximately $67.3 million.

On November 2, 2021, the Company sold the LifeCare portfolio, which included three long-term acute care hospital (“LTACH”) properties, for approximately $62.0 million and recognized a net gain on the sale of approximately $18.7 million. These assets were also classified as held for sale as of September 30, 2021.

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

Company Highlights

•Reported third quarter 2021 total revenue of $115.3 million, an increase of 5.2% over the prior year period.
•Generated third quarter net income per share of $0.10 on a fully diluted basis.
•Generated third quarter Normalized Funds From Operations (Normalized FFO) of $0.26 per share on a fully diluted basis.
•New investments of $96.9 million during the third quarter.
•Third quarter MOB Same-Store Cash Net Operating Income growth was 2.5% year-over-year.
•Declared a quarterly dividend of $0.23 per share and OP Unit for the third quarter 2021, paid October 15, 2021.
•Senior unsecured debt rating was upgraded to ‘Baa2’ from ‘Baa3’ by Moody’s Investors Service.
•Entered into a master transaction agreement on October 1, 2021 to acquire 15 medical office buildings comprising approximately 1,460,000 net leasable square feet for an aggregate purchase price of $764.3 million.
•Issued $500 million of public senior notes on October 13, 2021, with maturity of 10 years and a coupon rate of 2.625%.
•Earned a score of 75 and a Green Star designation in our inaugural submission to the GRESB 2021 Real Estate Assessment.
•Disposed of the three LifeCare LTACH properties on November 2, 2021 for $62.0 million and recognized a net gain on sale of approximately $18.7 million.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $5.0 billion as of September 30, 2021. As of September 30, 2021, our portfolio consisted of 263 health care properties (which excludes four assets, representing approximately 320,349 leasable square feet in three states, classified as held for sale) located in 32 states with approximately 13,905,687 net leasable square feet, which were approximately 95% leased with a weighted average remaining lease term of approximately 6.3 years. As of September 30, 2021, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of September 30, 2021, excluding our four assets held for sale, are from absolute and triple-net leases pursuant to which the tenants are responsible for operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 5% of the annualized base rent payments from our properties as of September 30, 2021, excluding our four assets held for sale, are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.3%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2021, leases representing 1.4%, 4.2%, and 5.2% of leased square feet will expire in 2021, 2022, and 2023, respectively.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of September 30, 2021, owned approximately 97.6% of the OP Units. As of October 29, 2021, there were 220,289,484 common shares outstanding.

Key Transactions in Third Quarter 2021

Investment Activity

During the three months ended September 30, 2021, the Company completed the acquisition of six operating health care properties located in five states for an aggregate investment of approximately $85.8 million. The Company also funded one mezzanine loan for $2.2 million and a previous loan commitment of $1.5 million. Additionally, the Company acquired membership interest in one joint venture for $7.3 million resulting in total investment activity of approximately $96.9 million.

During the three months ended September 30, 2021, the Company sold two medical office buildings located in Indiana representing 93,332 square feet for approximately $27.4 million, realizing a net gain of approximately $4.8 million.

Recent Developments

Quarterly Distribution

On September 22, 2021, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended September 30, 2021. The dividend was paid on October 15, 2021 to common shareholders and OP Unit holders of record as of the close of business on October 4, 2021.

Recent Events

On October 1, 2021, the Company entered into a master transaction agreement with Landmark Healthcare Companies LLC to acquire 15 medical office buildings located in eight states, comprising approximately 1,460,000 net leasable square feet for an aggregate purchase price of $764.3 million, subject to closing prorations and other adjustments. Subject to the satisfaction of certain conditions to closing, the Company expects to complete the acquisition of the Landmark Portfolio in the fourth quarter of 2021. There can be no assurance that any or all of the conditions to closing will be satisfied or, if satisfied, that the Company will complete the acquisition of the Landmark Portfolio in a timely manner or at all.

On October 13, 2021, the Operating Partnership issued and sold $500.0 million aggregate principal amount of 2.625% senior notes, which will mature on November 1, 2031. The senior notes were sold at an issue price of 99.789% of their face value, before the underwriters’ discount. The Company’s net proceeds from the issuance and sale, after deducting underwriting discounts and expenses, were approximately $495.1 million.

On October 13, 2021, the Company used the proceeds from the senior notes to pay off the existing balance of the unsecured revolving credit facility and the term loan feature of the Credit Agreement for $168.0 million and $250.0 million, respectively. The Operating Partnership simultaneously terminated the existing pay-fixed receive-variable rate swaps associated with the full term loan borrowing of $250.0 million. The Company made total cash payments of $3.3 million to the counterparties of the swap agreements in conjunction with their termination.

On November 2, 2021, the Company sold the LifeCare portfolio, which included three LTACH properties, for approximately $62.0 million and recognized a net gain on the sale of approximately $18.7 million. These assets were also classified as held for sale as of September 30, 2021.

Since September 30, 2021, the Company completed the acquisition of one medical office facility located in Arizona for an aggregate purchase price of approximately $67.3 million. The Company also completed the acquisition of the remaining 51% membership interest in MedCore Realty Eden Hill, LLC for approximately $33.2 million.

Since September 30, 2021, the Company issued 2,877,988 shares pursuant to its 2021 ATM program at a weighted average price of $18.61 for net proceeds of $53.0 million.

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020.

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	2021	2020	Change	%
Revenues:
Rental and related revenues	$110,314	$104,362	$5,952	5.7%
Interest income on real estate loans and other	4,997	5,204	(207)	(4.0)%
Total revenues	115,311	109,566	5,745	5.2%
Expenses:
Interest expense	13,498	13,698	(200)	(1.5)%
General and administrative	9,534	8,346	1,188	14.2%
Operating expenses	35,679	32,503	3,176	9.8%
Depreciation and amortization	38,582	37,952	630	1.7%
Impairment loss	340	—	340	NM
Total expenses	97,633	92,499	5,134	5.6%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	17,678	17,067	611	3.6%
Equity in loss of unconsolidated entities	(390)	(592)	202	34.1%
Gain on sale of investment properties, net	4,757	—	4,757	NM
Net income	$22,045	$16,475	$5,570	33.8%
NM = Not Meaningful

Revenues

Total revenues increased $5.7 million, or 5.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $6.0 million, or 5.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Rental and related revenues was comprised of the following based upon contractual billing terms (in thousands):

	2021	2020	Change	%
Rental revenues	$81,096	$78,091	$3,005	3.8%
Expense recoveries	29,218	26,271	2,947	11.2%
Rental and related revenues	$110,314	$104,362	$5,952	5.7%

Rental revenues increased $3.0 million, or 3.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Rental revenues increased $1.1 million and $1.5 million from properties purchased in 2021 and 2020, respectively. Rental revenues also increased $1.2 million from our existing portfolio. This was partially offset by a decrease of $0.8 million due to properties sold in 2021 and 2020.

Expense recoveries increased $2.9 million, or 11.2% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Expense recoveries increased due to a $2.3 million increase in reimbursable operating expenses from our existing portfolio, explained below, and an additional $0.8 million of expense recoveries relates to properties acquired in 2021 and 2020.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $0.2 million, or 4.0%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. A decrease of $0.7 million was due to earnout income recognized in the three months ended September 30, 2020. This decrease was partially offset by an increase of $0.6 million on interest income on real estate loans in 2021.

Expenses

Total expenses increased $5.1 million, or 5.6%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $0.2 million, or 1.5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease is the result of a lower effective interest rate on our credit facility of $0.2 million. Our weighted average effective interest rate on our credit facility was 1.1% and 1.3% for the three months ended September 30, 2021 and 2020, respectively.

General and administrative. General and administrative expenses increased $1.2 million, or 14.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due to additional non-cash compensation of $0.6 million, travel expenses of $0.4 million, and other expenses of $0.2 million.

Operating expenses. Operating expenses increased $3.2 million, or 9.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Net operating expenses on properties purchased and sold in 2021 and 2020 increased by $0.8 million. Operating expenses on the existing portfolio increased by $2.3 million, or 7.2% quarter over quarter, due to additional insurance costs of $0.8 million, real estate taxes of $0.7 million, utility charges of $0.5 million, property management costs of $0.2 million, and parking lot maintenance costs of $0.1 million.

Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 1.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Depreciation and amortization increased $0.9 million and $0.8 million for properties purchased in 2021 and 2020, respectively. The increase was partially offset by a decrease of $0.8 million on the existing portfolio and $0.3 million for properties sold during 2021 and 2020.

Impairment loss. During the three months ended September 30, 2021, the Company recorded an impairment charge of $0.3 million related to a medical office building in Traverse City, Michigan, that was designated as held for sale during the quarter. The Company did not record any impairment loss during the three months ended September 30, 2020.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to increased performance from joint ventures during the three months ended.

Gain on sale of investment properties, net. During the three months ended September 30, 2021, we sold two properties representing 93,332 net leasable square feet located in Indiana for approximately $27.4 million, realizing a net gain of approximately $4.8 million.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020	Change	%
Revenues:
Rental and related revenues	$326,017	$311,861	$14,156	4.5%
Interest income on real estate loans and other	15,558	14,199	1,359	9.6%
Total revenues	341,575	326,060	15,515	4.8%
Expenses:
Interest expense	40,754	43,521	(2,767)	(6.4)%
General and administrative	28,116	25,565	2,551	10.0%
Operating expenses	103,069	94,495	8,574	9.1%
Depreciation and amortization	114,663	111,744	2,919	2.6%
Impairment loss	340	—	340	NM
Total expenses	286,942	275,325	11,617	4.2%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	54,633	50,735	3,898	7.7%
Equity in loss of unconsolidated entities	(1,213)	(856)	(357)	(41.7)%
Gain on sale of investment properties, net	5,111	—	5,111	NM
Net income	$58,531	$49,879	$8,652	17.3%

Revenues

Total revenues increased $15.5 million, or 4.8%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $14.2 million, or 4.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Rental and related revenues was comprised of the following based on contractual billing terms (in thousands):

	2021	2020	Change	%
Rental revenues	$242,062	$235,762	$6,300	2.7%
Expense recoveries	83,955	76,099	7,856	10.3%
Rental and related revenues	$326,017	$311,861	$14,156	4.5%

Rental revenues increased $6.3 million, or 2.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Rental revenues increased $1.5 million and $5.4 million from properties purchased in 2021 and 2020, respectively. Rental revenues also increased $1.1 million from our existing portfolio. This was partially offset by a decrease of $1.7 million due to properties sold in 2021 and 2020.

Expense recoveries increased $7.9 million, or 10.3%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Expense recoveries increased due to a $6.8 million increase in reimbursable operating expenses from our existing portfolio, explained below, and an additional net $1.5 million of expense recoveries related to properties acquired and sold in 2021 and 2020.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.4 million, or 9.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. An increase of $2.1 million was due to interest income on real estate loans, which was partially offset by $0.7 million due to earnout income recognized in the nine months ended September 30, 2020.

Expenses

Total expenses increased by $11.6 million, or 4.2%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. An analysis of selected expenses follows.

Interest expense. Interest expense decreased $2.8 million, or 6.4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was due to a lower effective interest rate on our credit facility of $1.7 million, lower debt balances of $0.3 million, mortgage payoffs of $0.3 million, lower credit facility fees of $0.3 million, and lower mortgage balances of $0.1 million. Our weighted average effective interest rate on our credit facility was 1.1% and 1.9% for the nine months ended September 30, 2021 and 2020, respectively.

General and administrative. General and administrative expenses increased $2.6 million, or 10.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to increased non-cash compensation of $1.7 million and travel expenses of $0.8 million.

Operating expenses. Operating expenses increased $8.6 million, or 9.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Net operating expenses on properties purchased and sold in 2021 and 2020 increased by $1.6 million. Operating expenses on the remaining properties increased by $6.8 million, or 7.4% year over year, mainly due to additional real estate taxes of $1.9 million, insurance costs of $1.9 million, maintenance costs of $1.4 million, utility charges of $1.0 million, and property management costs of $0.4 million.

Depreciation and amortization. Depreciation and amortization increased $2.9 million, or 2.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due to our 2021 and 2020 property acquisitions which resulted in additional depreciation and amortization of $1.2 million and $2.8 million, respectively. This was partially offset by a decrease of $0.7 million due to properties sold in 2021 and 2020, and an additional decrease of $0.5 million from our existing portfolio.

Impairment Loss. During the nine months ended September 30, 2021, the Company recorded an impairment charge of $0.3 million related to a medical office building in Traverse City, Michigan. The Company did not record any impairment loss during the nine months ended September 30, 2020.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to the timing of our December 11, 2020 investment in Davis Medical Investors, LLC.

Gain on sale of investment properties, net. During the nine months ended September 30, 2021 we sold four properties with 157,221 net leasable square feet and three parcels of vacant land in four states for approximately $31.7 million, recognizing a net gain of $5.1 million. During the nine months ended September 30, 2020, we did not dispose of any properties.

Cash Flows

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (in thousands).

	2021	2020
Cash provided by operating activities	$175,747	$166,360
Cash used in investing activities	(118,965)	(88,925)
Cash used in financing activities	(53,931)	(76,121)
Increase in cash and cash equivalents	$2,851	$1,314

Cash flows from operating activities. Cash flows provided by operating activities was $175.7 million during the nine months ended September 30, 2021 compared to $166.4 million during the nine months ended September 30, 2020, representing an increase of $9.4 million. Net cash provided by operating activities increased primarily due to the impact of our 2021 and 2020 acquisitions and contractual rent increases offset by our 2021 and 2020 dispositions.

Cash flows from investing activities. Cash flows used in investing activities was $119.0 million during the nine months ended September 30, 2021 compared to cash flows used in investing activities of $88.9 million during the nine months ended September 30, 2020, representing a change of $30.0 million. The increase in cash flows used in investing activities was primarily due to an increase in cash spent on acquisitions of investment properties of $86.1 million and acquisitions of unconsolidated entities of $7.3 million compared to the prior year, and an increase of $1.5 million in both capital expenditures and leasing commissions. This was partially offset by a decrease in net investments in real estate loan receivables of $36.2 million, and an increase of $31.1 million from proceeds on sales of investment properties.

Cash flows from financing activities. Cash flows used in financing activities was $53.9 million during the nine months ended September 30, 2021 compared to $76.1 million during the nine months ended September 30, 2020, representing an decrease of $22.2 million. The change in cash used in financing activities was primarily due to a decrease in net proceeds from the sale of common shares pursuant to the applicable ATM Program of $205.1 million. Further, $9.7 million of additional dividends were paid to shareholders in 2021 compared to 2020, an additional $4.8 million was used to redeem OP Units, an additional $4.7 million was used to redeem the Series A Preferred Units, and there was an increase of $1.3 million related to taxes paid for stock based compensation and an increase of $5.2 million related to debt issuance costs. This was partially offset by a decrease in net paydowns under the credit facility of $237.0 million in 2021 compared to 2020 and a decrease of $17.1 million of principal payments on mortgage debt compared to the prior year.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$22,045	$16,475	$58,531	$49,879
Earnings per share - diluted	$0.10	$0.07	$0.26	$0.23

Net income	$22,045	$16,475	$58,531	$49,879
Net income attributable to noncontrolling interests - partially owned properties	(152)	(151)	(455)	(441)
Preferred distributions	—	(317)	(13)	(951)
Depreciation and amortization expense	38,463	37,855	114,340	111,461
Depreciation and amortization expense - partially owned properties	(70)	(69)	(210)	(207)
Gain on sale of investment properties, net	(4,757)	—	(5,111)	—
Impairment loss	340	—	340	—
Proportionate share of unconsolidated joint venture adjustments	2,226	1,876	6,564	5,232
FFO applicable to common shares	$58,095	$55,669	$173,986	$164,973
Net change in fair value of derivative	—	(14)	—	—
Net change in fair value of contingent consideration	—	(715)	—	(715)
Normalized FFO applicable to common shares	$58,095	$54,940	$173,986	$164,258

FFO per common share	$0.26	$0.26	$0.79	$0.79
Normalized FFO per common share	$0.26	$0.26	$0.79	$0.78

Weighted average number of common shares outstanding	223,992,049	215,129,968	221,399,649	209,555,060

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$22,045	$16,475	$58,531	$49,879
Normalized FFO applicable to common shares	$58,095	$54,940	$173,986	$164,258

Normalized FFO applicable to common shares	$58,095	$54,940	$173,986	$164,258
Non-cash share compensation expense	3,665	3,114	10,840	9,161
Straight-line rent adjustments	(2,171)	(2,618)	(7,276)	(9,624)
Amortization of acquired above/below-market leases/assumed debt	833	816	2,557	2,589
Amortization of lease inducements	394	289	922	868
Amortization of deferred financing costs	581	595	1,744	1,789
TI/LC and recurring capital expenditures	(6,673)	(5,345)	(17,984)	(13,170)
Loan reserve adjustments	20	138	(111)	103
Proportionate share of unconsolidated joint venture adjustments	(153)	(72)	(578)	(514)
Normalized FAD applicable to common shares	$54,591	$51,857	$164,100	$155,460

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$22,045	$16,475	$58,531	$49,879
General and administrative	9,534	8,346	28,116	25,565
Depreciation and amortization expense	38,582	37,952	114,663	111,744
Interest expense	13,498	13,698	40,754	43,521
Net change in the fair value of derivative	—	(14)	—	—
Gain on sale of investment properties, net	(4,757)	—	(5,111)	—
Impairment loss	340	—	340	—
Proportionate share of unconsolidated joint venture adjustments	3,653	2,753	10,725	7,668
NOI	$82,895	$79,210	$248,018	$238,377

NOI	$82,895	$79,210	$248,018	$238,377
Straight-line rent adjustments	(2,171)	(2,618)	(7,276)	(9,624)
Amortization of acquired above/below-market leases	849	832	2,604	2,636
Amortization of lease inducements	394	289	922	868
Loan reserve adjustments	20	138	(111)	103
Change in fair value of contingent consideration	—	(715)	—	(715)
Proportionate share of unconsolidated joint venture adjustments	(143)	(35)	(459)	(466)
Cash NOI	$81,844	$77,101	$243,698	$231,179

Cash NOI	$81,844	$77,101
Assets not held for all periods or held for sale	(3,801)	(2,198)
Hospital Cash NOI	(3,221)	(3,158)
Lease termination fees	(158)	(53)
Interest income on real estate loans	(3,797)	(3,190)
Joint ventures and other income	(3,350)	(2,650)
MOB Same-Store Cash NOI	$67,517	$65,852

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,
	2021	2020
Net income	$22,045	$16,475
Depreciation and amortization expense	38,582	37,952
Interest expense	13,498	13,698
Gain on sale of investment properties, net	(4,757)	—
Impairment loss	340	—
Proportionate share of unconsolidated joint venture adjustments	3,627	2,734
EBITDAre	$73,335	$70,859
Non-cash share compensation expense	3,665	3,114
Non-cash changes in fair value	—	(729)
Pursuit costs	75	35
Non-cash intangible amortization	1,227	1,105
Pro forma adjustments for investment activity	585	284
Adjusted EBITDAre	$78,887	$74,668

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

As of September 30, 2021, we had a total of $5.4 million of cash and cash equivalents and $841.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature.

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

Credit Facility

On September 24, 2021, the Operating Partnership, as borrower, and the Trust, as guarantor, executed the Credit Agreement which extended the maturity date of the revolving credit facility under the Credit Agreement to September 24, 2025 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes an unsecured revolving credit facility of $1.0 billion and contains a term loan feature of $250 million, bringing total borrowing capacity to $1.3 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.75 billion. The revolving credit facility under the Credit Agreement also includes two, six-month extension options.

As of September 30, 2021, the Company had $159.0 million of borrowings outstanding under its unsecured revolving credit facility, and $250 million of borrowings outstanding under the term loan feature of the Credit Agreement. As defined by the Credit Agreement, $841.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of September 30, 2021, we had $975.0 million aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $45.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

During the quarterly periods ended March, 31, 2021, June 30 2021, and September 30, 2021, the Trust’s issuance and sale of common shares pursuant to the ATM Programs is as follows (in thousands, except common shares and price):

	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31, 2021	2,887,296	$18.32	$52,358
Quarterly period ended June 30, 2021	4,532,343	18.39	82,519
Quarterly period ended September 30, 2021	—	—	—
Year to date	7,419,639	$18.36	$134,877

As of September 30, 2021, the Trust has $465.3 million remaining available under the 2021 ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of September 30, 2021, the Company had issued 169,075 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we have investments in three unconsolidated joint ventures with ownership interests of 49.0% in two of the joint ventures and 12.3% in the third. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $799.0 million (of which our proportionate share is approximately $148.6 million). See Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2020 Annual Report for the fiscal year ended December 31, 2020, filed with the SEC on April 9, 2021 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

Fixed Interest Rate Debt

As of September 30, 2021, our consolidated fixed interest rate debt totaled $1.0 billion, which represented 71.1% of our total consolidated debt, excluding the impact of interest rate swaps. On July 7, 2016, we entered into a pay-fixed receive-variable rate swap for the full $250.0 million borrowing amount of our term loan borrowings, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate as of September 30, 2021 of 2.07%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of June 10, 2023.

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

As of September 30, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.1 billion and $1.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2021. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of September 30, 2021, our consolidated variable interest rate debt totaled $414.7 million, which represented 28.9% of our total consolidated debt. Assuming the effects of the interest rate swap agreement we entered into on July 7, 2016 relating to our unsecured debt, our variable interest rate debt would represent 11.5% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of September 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $164.7 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR were to change by 100 basis points, interest expense on our variable rate debt as of September 30, 2021 would change by approximately $1.6 million annually.

Derivative Instruments

As of September 30, 2021, we had five outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $250.0 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swaps.

Indebtedness

As of September 30, 2021, we had total consolidated indebtedness of approximately $1.4 billion. The weighted average interest rate on our consolidated indebtedness was 3.48% (based on the 30-day LIBOR rate as of September 30, 2021, of 0.08%). As of September 30, 2021, we had approximately $164.7 million, or approximately 11.5%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of September 30, 2021.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended September 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	N/A	N/A
August 1, 2021 - August 31, 2021	—	—	N/A	N/A
September 1, 2021 - September 30, 2021	—	—	N/A	N/A
Total	—	$—	—	—

Item 5.                       Other Information

On November 4, 2021, the Company entered into Employment Agreements (collectively, the “New Agreements”) with each of John T. Thomas, President and Chief Executive Officer, Jeffrey N. Theiler, Executive Vice President and Chief Financial Officer, D. Deeni Taylor, Executive Vice President and Chief Investment Officer, Mark D. Theine, Executive Vice President of Asset Management, and Bradley D. Page, Senior Vice President and General Counsel (each, an “Executive” and collectively, the “Executives”), which by their terms replace the Company’s prior employment agreements with each of the Executives (collectively, the “Prior Agreements”). The New Agreements extend the initial term of the Prior Agreements to December 31, 2024, will automatically renew, subject to earlier termination as provided in the New Agreements, for two, successive one year periods, and will automatically terminate on December 31, 2026. The New Agreements contain certain other changes to the Prior Agreements.

Under the terms of the New Agreements, each of Mr. Thomas, Mr. Theiler, Mr. Taylor, Mr. Theine and Mr. Page, are entitled to an annual base salary for 2021 of $865,000, $512,000, $512,000, $412,000 and $358,000, respectively, subject to such annual increases as the Compensation Committee of the Board of Trustees (the “Compensation Committee”) may approve, reimbursement of up to $10,000 annually for reasonable professional expenses to receive personal advice from certain professional advisors, and other benefits and group insurance programs generally available to other employees and the Company’s other executives. Each Executive is also entitled to receive an annual cash bonus opportunity for each calendar year during his employment based upon performance goals that are established by the Board of Trustees or the Compensation Committee, as the case may be, in its sole discretion. Each Executive is also eligible to receive options, restricted shares or other awards under the Company’s 2013 Equity Incentive Plan at the discretion of the Compensation Committee.

In addition, each New Agreement provides that if the Executive’s employment is terminated by the Company without cause, by the Executive for good reason or under certain other circumstances as described in the New Agreements, the respective Executive would be entitled to, among other things, two times base salary and annual bonus and accelerated vesting of unvested equity awards. If the Executive’s employment is terminated under certain circumstances within 12 months of a change in control, the foregoing cash amounts would generally be payable to the Executive (except Mr. Thomas would receive three times the amount), and upon a change in control, unvested equity awards would vest if they are not continued, assumed or replaced by the surviving entity.

Each of the New Agreements contains non-competition and non-solicitation restrictive covenants which apply during the term of the New Agreement and for one year following an Executive’s termination, and a non-disparagement restrictive covenant that applies during and after the term of each Executive’s employment with the Company.

The foregoing description of each of the New Agreements is qualified in its entirety by reference to the terms of the respective New Agreements, copies of which are filed herewith as Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6, respectively.

On November 4, 2021, the Company entered into Employment Agreements (collectively, the “Employment Agreements”) with each of John W. Lucey, Chief Accounting and Administrative Officer, Daniel M. Klein, Senior Vice President and Deputy Chief Investment Officer, Laurie P. Becker, Senior Vice President, Controller, and Amy M. Hall, Senior Vice President, Leasing and Physician Strategy, which by their terms replace the Company’s prior employment agreements with each of these executives. The terms of these Employment Agreements are substantially similar to the New Agreements discussed above, except that Mr. Lucey’s base salary for 2021 is $375,000, Mr. Klein’s base salary for 2021 is $324,000, Ms. Becker’s base salary for 2021 is $324,000, Ms. Hall’s base salary for 2021 is $260,000 and Ms. Hall is entitled to an annual cash bonus opportunity discussed above, plus additional commissions.

The foregoing description of the Employment Agreements with each of Mr. Lucey, Mr. Klein, Ms. Becker and Ms. Hall is qualified in its entirety by reference to the terms of the respective agreements, copies of which are filed herewith as Exhibits 10.7, 10.8, 10.9 and 10.10, respectively.

Item 6.                                 Exhibits

Exhibit No.		Description
2.1	(1)	Master Transaction Agreement, dated October 1, 2021, between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
4.1	(2)	Third Supplemental Indenture, dated as of October 13, 2021, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee.
4.2	(2)	Form of 2.625% Senior Note due 2031 and the guarantee thereof (included in Exhibit 4.1).
10.1	(3)
Third Amended and Restated Credit Agreement, dated September 24, 2021, among Physicians Realty L.P., as Borrower, Physicians Realty Trust, as Guarantor, the Lenders party thereto, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets, Inc., BMO Capital Markets and Citizens Bank, N.A., as Lead Arrangers and Co-Bookrunners, and BMO Capital Markets and Citizens Bank, N.A., as Co-Syndication Agents.

10.2		Employment Agreement dated as of November 4, 2021 between the Trust and John T. Thomas**
10.3		Employment Agreement dated as of November 4, 2021 between the Trust and Jeffery N. Theiler**
10.4		Employment Agreement dated as of November 4, 2021 between the Trust and Del Mar Deeni Taylor**
10.5		Employment Agreement dated as of November 4, 2021 between the Trust and Mark D. Theine**
10.6		Employment Agreement dated as of November 4, 2021 between the Trust and Bradley D. Page**
10.7		Employment Agreement dated as of November 4, 2021 between the Trust and John W. Lucey**
10.8		Employment Agreement dated as of November 4, 2021 between the Trust and Daniel M. Klein**
10.9		Employment Agreement dated as of November 4, 2021 between the Trust and Laurie P. Becker**
10.10		Employment Agreement dated as of November 4, 2021 between the Trust and Amy M. Hall**
22.1		List of Subsidiary Issuers and Guaranteed Securities**
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
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

(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on October 6, 2021 (File No. 001-36007).
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on October 13, 2021 (File No. 001-36007).
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on September 28, 2021 (File No. 001-36007).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: November 5, 2021	/s/ John T. Thomas
John T. Thomas
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2021	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)