Form 10-K
period 2021-12-31
Physicians Realty Trust
filed 2022-02-24
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Physicians Realty Trust’s common shares held by non-affiliates as of June 30, 2021 was approximately $3,983,513,917 based upon the closing price reported for such date on the New York Stock Exchange.

As of February 15, 2022, there were 224,940,301 shares of Physicians Realty Trust’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 3, 2022, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

PHYSICIANS REALTY TRUST

Annual Report on Form 10-K for the Year Ended December 31, 2021

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the unknown duration and economic, operational, and financial impacts of the global outbreak of a novel strain of the coronavirus and its variants, including the Delta or Omicron variants and any future variants that may emerge (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the COVID-19 pandemic will have on the Company’s business;

•general economic conditions;

•adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•our failure to generate sufficient cash flows to service our indebtedness or to pay down or refinance our indebtedness;

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
◦the number of our common shares available for future issuance or sale;
◦our issuance of equity securities or the perception that such issuance might occur;
◦future debt;
◦failure of securities analysts to publish research or reports about us or our industry; and

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

Factors that may cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include, without limitation, those discussed in Item 1 - “Business,” Item 1A - “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and our other filings with the United States Securities and Exchange Commission (“SEC”).

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership and the consolidated subsidiary of the Trust through which we conduct our business.

PART I

ITEM 1. BUSINESS

Overview

Physicians Realty Trust, a Maryland real estate investment trust, and Physicians Realty L.P., a Delaware limited partnership, were organized in April 2013 to acquire, selectively develop, own, and manage health care properties that are leased to physicians, hospitals, and health care delivery systems. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company,” and “Physicians Realty” refer to the Trust, together with its consolidated subsidiaries, including the Operating Partnership. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. We completed our initial public offering (“IPO”) in July 2013. The Trust’s common shares are listed on the New York Stock Exchange (“NYSE”) and it is included in the MSCI US REIT Index and S&P MidCap 400.

We have grown our consolidated portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $5.7 billion as of December 31, 2021. As of December 31, 2021, our consolidated portfolio consisted of 279 health care properties (which excludes one asset classified as held for sale and our Corporate headquarters) located in 33 states with approximately 15,591,533 net leasable square feet, of which approximately 95% was leased with a weighted average remaining lease term of approximately 6.3 years. As of December 31, 2021, approximately 90% of the net leasable square footage of our consolidated portfolio was either on campus with a hospital or other health care facility or strategically affiliated with a hospital or other health care provider organization.

We receive a cash rental stream from health care providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of December 31, 2021, excluding our one asset held for sale, are from absolute net and triple net leases, pursuant to which the tenants are responsible for operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides relatively predictable cash flow. We seek to structure our leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. Certain of the Company’s leases include provisions indexing annual rent escalators to change in Consumer Price Index (“CPI”), often with a floor or ceiling. As of December 31, 2021, 6.2% of the Company’s annual rent escalators are determined by changes in CPI. Our operating results depend significantly on the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of December 31, 2021, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.9%
2022	3.8%
2023	5.2%
2024	6.6%
2025	6.6%
2026	22.9%
2027	10.2%
2028	10.5%
2029	5.8%
2030	5.0%
2031	6.6%
Thereafter	15.9%
Total	100.0%
(1)“MTM” means month-to-month. This line also includes eight leases which expired on December 31, 2021, representing 0.3% of leased square feet.

We invest in real estate that is integral to providing high quality health care services. Our properties are typically located on a campus with a hospital or other health care facilities or strategically affiliated with a hospital or other health care system. We believe the impact of government programs and continuing trends in the health care industry create attractive opportunities for us to invest in health care-related real estate. Our management team has significant health care real estate experience and has long established relationships with physicians, hospitals, and health care delivery system decision makers who we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings (“MOBs”), ambulatory surgery centers (“ASCs”), outpatient treatment facilities, and other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an umbrella partnership REIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of February 15, 2022, owned approximately 95% of the Operating Partnership Units (“OP Units”).

Our Objectives and Growth Strategy

Overview

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares.

Our primary strategy to achieve our business objective is to utilize our physician and hospital relationships nationwide to identify off-market opportunities in which to invest and own, to manage a diversified portfolio of high quality health care properties, and to understand our tenants’ real estate strategies, which we believe will drive high retention, high occupancy, and reliable, increasing rental revenue cash flow and growth.

We intend to grow our portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new health care facilities with premier health care real estate developers. Generally, we expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on MOBs, ASCs, outpatient treatment facilities, and other real estate integral to health care providers.

We may from time to time also make investments in other health care properties. We believe that trends such as shifting consumer preferences, limited space in hospitals, the desires of patients and health care providers to limit non-essential services provided in a hospital setting, and cost considerations continue to drive the industry towards performing more procedures in outpatient facilities instead of hospital settings. As these trends continue, we believe that demand for MOBs and similar health care properties away from hospital settings and in convenient locations to patients will continue to rise. We intend to exploit this trend and favor outpatient facilities consistent with our investment philosophy and strategies.

While not our focus, we may decide to invest opportunistically in life science facilities, senior housing properties, skilled nursing facilities, specialty hospitals, and treatment centers. Consistent with the Trust’s qualification as a REIT, we may also opportunistically invest in companies that provide health care services, and in joint ventures with operating partners structured to comply with the REIT Investment Diversification Act of 2007 (“RIDEA”).

As of December 31, 2021, we have grown our consolidated portfolio of gross real estate investments to approximately $5.7 billion while maintaining a conservative balance sheet. For short-term funding purposes, we may borrow from our unsecured credit facility. From time to time, we replace these borrowings with long-term capital such as senior unsecured notes, equity, and alternative securities. We may selectively utilize capital market transactions in furtherance of our investment strategy.

Business Strategy

We are focused on maintaining and expanding our portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers. Our strategy includes the following key attributes:

•We seek to invest in properties occupied by health care systems with dominant market shares and high credit quality, especially those who are investing capital in their facilities. In particular, we seek to acquire off-market or selectively marketed assets with attractive demographics, economic growth, and high barriers to entry. We seek to own well-occupied properties that we believe are critical to the delivery of health care by affiliated hospital providers in desirable locations.
•We emphasize ensuring an appropriate and balanced mix of tenants and practices to provide synergies within individual buildings and broader health system campuses. Our primary tenants are health care systems, academic medical centers, and leading physician groups, which typically have strong and stable financial performance. We believe this helps ensure stability in our rental income and tenant retention over time.
•We seek to maintain a core, critical portfolio of properties and to build our reputation as a leading dedicated MOB owner and operator.
•We seek to maintain or increase our average rental rates, actively lease our vacant space, and reduce leasing concessions.

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
•Closely monitor our existing debt maturities and average interest rates, and identify refinancing opportunities.

Sustainability Strategy

Since our founding in 2013, the Company has established a track record of environmental stewardship, value creation at the community level, and strong governance. We are also committed to increased transparency and accountability through public disclosure. We believe that sustainable investments are investments in a brighter future. We are committed to being a leader in Environmental, Social, and Governance (“ESG”) performance within the REIT industry. Our ESG Committee, formed in 2018, is overseen by our Executive Vice President of Asset Management, who reports to the Company’s President and CEO. The Nominating and Corporate Governance Committee of our Board of Trustees provides Board-level oversight of the ESG Committee. Company team members from every workgroup are represented on the ESG Committee. We began issuing our annual ESG Reports in June 2020.

As a result of our commitment to sustainability, we have been recognized with eight Institute of Real Estate Management Certified Sustainable Property (“IREM® CSP”) designations in 2019, ten IREM® CSP designations in 2020, and ten IREM® CSP designations in 2021. Approximately 18.6% of our portfolio square footage is certified under the IREM® CSP program. We also received a 2021 ENERGY STAR® Partner of the Year Award from the Environmental Protection Agency and the Department of Energy (“DOE”) and have been an ENERGY STAR® partner since 2014. In addition, in order to align our financial and energy commitments with our tenants, we have incorporated green lease provisions into nearly all of our new leases and renewals. A green lease is a lease that includes energy-aligned clauses that unlock mutually beneficial investments in energy efficiency and sustainability. As of December 31, 2021, 49% of our managed portfolio includes green lease language. These efforts resulted in recognition by the Institute for Market Transformation (“IMT”) and the DOE Better Buildings Alliance as a Green Lease Leader in 2020. Our portfolio also includes two LEED-certified properties.

In 2021, the Company completed its inaugural GRESB application. GRESB is a mission-driven and industry-led organization providing standardized and validated ESG data to financial markets. In its first year of submission to GRESB, the Company earned a score of 75 out of 100, outperforming the international average of 73 out of 100. In addition, the Company received a Green Star designation, awarded to participants achieving scores of 50+ on GRESB’s measurement of the management and performance sections.

We are committed to giving back to the communities we serve. In 2021, we provided more than $448,000 in philanthropic, fundraising, and in-kind donations to community and health care provider organizations, benefiting their research and mission initiatives, surpassing our 2021 goal of $350,000.

Under the Company’s “volunteer time off” employee benefit program and Company volunteerism efforts, our team members contributed approximately 695 hours of community service in 2021. Team members are encouraged to spend a day—with pay—volunteering for an organization in their home community. In addition, the Company organizes volunteer service opportunities as a corporate outing, benefiting charitable causes while building teamwork, leadership skills, and fostering our Company culture. For more details on our social responsibility strategies, see the discussion under this Item 1 - “Business” under “Human Capital Management.”

Sustainability Accounting Standards Board (“SASB”)

The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposes sustainability accounting metrics designed for disclosure in mandatory filings. SASB recommendations serve as the framework against which we have aligned our disclosures for sustainability information.

Energy and water data is collected from utility bills and submeters and assured by a third party. The recommended energy and water management activity metrics for the real estate industry include:

•energy consumption data coverage as a percentage of floor area (“Energy Use Intensity”);
•total energy consumed by portfolio area (“Total Energy Consumption”);
•water withdrawal as a percentage of total floor area (“Water Intensity”); and
•total water withdrawn by portfolio area (“Total Water Consumption”).

The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity, and Total Water Consumption for 2018 through 2020 for which data on occupied and actively managed properties was available. Total energy use is presented in gigajoules (GJ), and total water is presented per thousand cubic meters (M3). (1)

Energy Use
112.0
110.0
108.0
106.0
104.0
102.0
100.0
98.0
96.0
Energy Use Intensity (kBtu/SF)
530,000
520,000
510,000
500,000
490,000
480,000
470,000
460,000
Total Energy Consumption (GJ)
109.2
107.9
102.0
518,000
512,000
484,000
2018
2019
2020
Total Energy Use (GJ)
Energy Use Intensity (kBtu/SF)

Water Use
Water Use Intensity (gallons/SF)
120
115
110
105
100
95
90
85
80
Total Water Use (M^3)
500,000
480,000
460,000
440,000
420,000
400,000
380,000
360,000
115.8
116.0
97.0
489,000
490,000
410,000
2018
2019
2020
Total Water Use (M^3)
Water Use Intensity (gallons/SF)

(1)     Full 2021 calendar year energy and water data will not be available to be assured by a third party until the second quarter of 2022. 2020 is the most recent year for which complete energy and water data is available and assured by a third party. The charts reflect the performance of 4.5 million square feet, which is approximately 32% of our portfolio and approximately 44% of our actively managed portfolio. The energy scope includes energy produced from fuel, gas, district cooling, and electricity. The water scope includes irrigation and domestic water.

Energy Reduction Strategy

Energy reduction is a significant part of our capital improvement strategy as well as our property management training and engagement. We proactively track our assets to determine where capital upgrades, such as LED retrofits and building control systems optimizations, will maximize our efficiency impact.

Water Reduction Strategy

In 2020, the COVID-19 pandemic impacted the Company’s common area water usage through measures such as disabling public water fountains and reducing traffic to common area restrooms. Company water management policies, low-flow fixtures, irrigation controls, and tenant education are part of our long-term mitigation strategies.

Climate Change Adaptation

Approximately 229,100 square feet of the 4.5 million square feet referenced in the chart above, representing three of our medical office buildings, are located in 100-year flood zones designated by the U.S. Federal Emergency Management Agency (“FEMA”) as special flood hazard areas (“SFHA”). No other tracked properties are in a high hazard zone.

Climate Resilience

We are focused on climate preparedness as part of our sustainability strategy. As a long-term owner and active manager of our real estate assets, we proactively identify climate risks and implement preventive measures to combat these risks. Responsibility for these measures is distributed across several departments within the Company, including Executive Leadership, Asset Management, Construction and Project Management, Leasing, Marketing and Communications, and Property Management. In 2020, the Company implemented the recommendations of the Task Force on Climate-Related Financial Disclosure (“TCFD”) and expanded these efforts in 2021. By utilizing data provided by an independent third party expert, the team identified properties exposed to climate risks in seven key categories: flood, earthquake, heat stress, hurricane, sea-level rise, water stress, and wildfire. In addition, we identified the properties that held a “Red Flag” or “High” risk in any of the above categories and committed to creating a mitigation plan for each affected location. Our annual ESG Report is in alignment with TCFD, and includes details on these risks and subsequent mitigation plans.

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

$3.8 Trillion Health Care Industry Projected to Grow to $6.2 Trillion (and 19.4% of U.S. GDP) by 2028

According to the U.S. Centers for Medicare & Medicaid Services (“CMS”), health care spending accounted for 19.7% of U.S. gross domestic product (“GDP”) in 2020. The general aging of the population, driven by the Baby Boomer generation and advances in medical technology and services which increase life expectancy, are key drivers of the growth in health care expenditures. The anticipated continuing increase in demand for health care services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained health care providers to find cost effective solutions for their real estate needs.

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

Source: Centers for Medicare & Medicaid Services, Office of the Actuary

Aging Population

The aging of the U.S. population has a direct effect on the demand for health care as older persons generally utilize health care services at a rate well in excess of younger people. According to the U.S. Census Bureau, the U.S. population over 65 years of age is projected to more than double from 49.2 million to nearly 94.7 million, and the 85 and older population is expected to almost triple, from 6.4 million to 19.0 million, between 2016 and 2060. Also, according to the U.S. Census Bureau, the number of older Americans is growing as a percentage of the total U.S. population with the number of persons older than 65 estimated to comprise 15.2% of the total U.S. population in 2016 and projected to grow to more than 20% by 2030.

We believe that health care expenditures for the population over 65 years of age will continue to rise as a disproportionate share of health care dollars is spent on older Americans. To illustrate, in 2012 the elderly (65+ years old) represented only 14% of the population while accounting for 34% of all health care-related spending. We believe the older population group increasingly will require treatment and management of chronic and acute health ailments and that this increased demand for health care services will create a substantial need for additional medical office buildings and other facilities that serve the health care industry in many regions of the United States. Additionally, we believe there will likely be a focus on lowering the cost of outpatient care for the aging U.S. population, which will continue to support medical office and outpatient facility property demand in the long term. For example, beginning in 2019, CMS expanded the list of procedures that can be performed and reimbursed in outpatient surgery centers to include 12 cardiac catheterization diagnostic procedures and 5 ancillary procedures. CMS continues to expand the list of services for 2022, and has adopted a nomination process expected to begin in March 2022 to allow external parties to nominate surgical procedures to be added to the list of services that can be performed in a surgery center, with coverage expected to be effective January 1, 2023. We believe these trends will result in a substantial increase in the demand for health care space in our facilities and the number of properties meeting our investment criteria.

We believe advances in medical technology will continue to enable health care providers to identify and treat once fatal illnesses and improve the survival rate of critically ill and injured patients who will require continuing medical care in outpatient medical office buildings.

Source: U.S. Census Bureau

Affordable Care Act

The Affordable Care Act (as hereinafter defined) constituted a significant overhaul of many aspects of health care regulations and health insurance and created new features in the framework for health care services over the near term. It required every American to have health insurance or be subjected to a tax. Those who cannot afford health insurance are offered insurance subsidies or Medicaid coverage. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The United States Supreme Court dismissed the Texas case and upheld the Affordable Care Act in June 2021; however, we expect challenges to the Affordable Care Act may continue.

The U.S. Census Bureau estimated that approximately 50 million Americans did not have health care insurance in 2009, before the Affordable Care Act was enacted. The U.S. Census Bureau calculated that in 2020, approximately 28 million Americans did not have health insurance, continuing a trend after passage of the Affordable Care Act to reduce the number of uninsured. The Affordable Care Act and subsequent legislation, executive orders and events, as well as their potential impact on our business, are discussed more fully under Item 1 - Business, under the caption “Certain Government Regulations.”

We believe an increase in the number of Americans with access to health insurance would result in an increase in physician office visits and an overall rise in health care utilization which in turn will drive a need for expansion of medical, outpatient, and smaller specialty hospital facilities. We also believe the increased dissemination of health research through media outlets, marketing of health care products, and availability of advanced screening techniques and medical procedures have contributed to a more engaged population of health care users and has created increased demand for customized facilities providing specialized, preventive, and integrative health care services. With the growth of electronic health care information transmission, physician offices increasingly engage with patients through telehealth. Health care payors, including Medicare, are beginning to reimburse for telehealth services when medical information is transmitted and used between patients and physicians. Telehealth services have also expanded as a result of COVID-19 and the need for social distancing, a trend we expect to continue following the end of the COVID-19 public health emergency.

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

Clinical Care Continues to Shift to Outpatient Care

According to the American Hospital Association (the “AHA”), many procedures traditionally performed in hospitals, such as certain types of surgery, are increasingly moving to outpatient facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals, and lower costs in the outpatient environment. This continuing shift toward delivering health care services in an outpatient environment rather than a traditional hospital environment increases the need for additional outpatient facilities and smaller, more specialized and efficient hospitals. Studies by the Medicare Payment Advisory Commission and others have shown that health care is delivered more cost effectively and with higher patient satisfaction when it is provided on an outpatient basis. Increasingly, hospital admissions are reserved for the critically ill, and less critical patients are treated on an outpatient basis with recuperation in their own homes. We believe health care market trends toward outpatient care will continue to push health care services out of larger, older, inefficient hospitals and into newer, more efficient, and conveniently located outpatient facilities and smaller specialized hospitals. We believe that increased specialization within the medical field is also driving demand for medical facilities designed specifically for particular specialties and that physicians want to locate their practices in medical office space that is in or adjacent to these facilities.

Impact of BBA on Hospital Outpatient Care

Section 603 Assets: Section 603 of the Bipartisan Budget Act of 2015 (the “2015 BBA”) generally prohibits hospital outpatient departments (“HOPDs”) from receiving hospital outpatient department rates under the Medicare Outpatient Prospective Payment System (“OPPS”) for Medicare patients treated in “off-campus” locations that are not Emergency Departments on or after January 1, 2017, potentially impacting their profitability. These higher Medicare hospital outpatient rates are only permitted if the hospital provides HOPD services in a department within 250 yards of the hospital’s main inpatient building, or within 250 yards of a hospital’s remote location (second inpatient location off the main campus). A hospital HOPD can be grandfathered from the 2015 BBA payment changes even if the location is outside the 250 yard distance. Under the statutory authority, an off-campus HOPD facility that was furnishing outpatient services on or before November 2, 2015 can be “grandfathered” and can continue to be paid at the OPPS HOPD rates, if, among other things, the hospital was billing HOPD services in that location on a HOPD basis as of November 2, 2015 and continues to provide those services in that location. On November 21, 2018, the Secretary of Health and Human Services (the “Secretary”) issued a final rule, effective January 1, 2019, that eliminates the higher, OPPS reimbursement rate for evaluation and management (“E&M”) services provided by Grandfathered HOPD locations (the “Final Rule”). The Secretary, instead, will only reimburse for E&M services at the lower, Medicare Physician Fee Schedule rate that new non-grandfathered off-campus HOPD locations receive. The AHA and a number of hospitals have sued the Secretary in federal court to enforce the plain meaning of Section 603 of the 2015 BBA and restore the right to Grandfathered HOPD reimbursement rates. On September 17, 2019, a federal district judge ruled in favor of the AHA. The court stated that CMS did not have the authority to lower payments for off-campus hospital-based departments that were grandfathered under the 2015 BBA. CMS challenged this ruling and requested a stay in the decision, which the court denied on October 21, 2019. In its December 15, 2020 final rule for hospital OPPS rates, CMS continued its efforts to lower payment for certain HOPD services basing reductions on the principle of “site neutrality.” These lower payment levels were effective January 1, 2021, notwithstanding the CMS’ projections that overall payments under OPPS will increase by 2.4%. For 2022, CMS updated OPPS payment rates for hospitals that meet applicable quality reporting requirements by 2%. Further, CMS continued the payment rate reduction for E&M services furnished in all off-campus HOPDS in 2022. Hospitals with “grandfathered” locations providing HOPD services in our portfolio are referred to as 603 assets in our SEC reports and other public disclosures.

We own a number of assets that will continue to be reimbursed at hospital outpatient department (“OPPS”) rates, which we refer to as “603 assets” after the applicable section of the 2015 BBA. Rent derived from these 603 assets accounts for approximately 16% of our total consolidated portfolio annualized base rent as of December 31, 2021. Depending upon the implementation of the regulations and mix of procedures in an HOPD, the 2015 BBA may enhance the value of these 603 assets because existing HOPDs may lose their higher reimbursements rates should they choose to change locations, thus enhancing lease renewal probabilities and rent growth.

Portfolio Summary

Please see Item 2 - “Properties” for a table that summarizes our consolidated portfolio as of December 31, 2021.

Geographic Concentration

As of December 31, 2021, approximately 12.0% of our consolidated gross leasable area was derived from properties located in Texas.

As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in the Texas market, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected. See the discussion under Item 1A - “Risk Factors”, under the caption, “Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular Texas, and other areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations, and financial condition.”

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our health care properties, with our five largest tenants based upon rental revenue representing approximately $68.1 million, or 19.3%, of the annualized base rent from our consolidated properties as of December 31, 2021. No one tenant represents more than 5.0% of our total consolidated annualized base rent; however, 14.7% of our total consolidated annualized base rent as of December 31, 2021 is from tenants affiliated with CommonSpirit Health. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our business, financial position, or results of operations could be materially adversely affected if CommonSpirit Health were to experience a material adverse effect on its business, financial position, or results of operations.

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

Human Capital Management

Our Company is focused on human capital management, which our Board believes is vital to the health of the Company. We believe that the success of our business depends on a strong, talented, and committed workforce to ensure excellence on behalf of our clients and shareholders. Therefore, we prioritize the well-being of our team members and offer comprehensive benefits packages, opportunities for personal and group volunteer efforts, and paths for life-long learning to our employees. Our employees work with various business units across the Company to diversify their skill sets. Team members are offered challenging projects, stock ownership as a form of compensation, and a collaborative and inclusive environment with exposure to our top executives.

We are an equal opportunity employer, and we are committed to making employment decisions without regard to race, creed, color, religion, sex, age, ancestry, national origin, sexual preference, sexual orientation, marital status, disability, protected veteran status, minority groups, or any other legally protected status. As of December 31, 2021, we had 89 full-time employees, none of whom were subject to a collective bargaining agreement. We believe that relations with our employees are positive.

The Nominating and Corporate Governance Committee retains oversight over human capital matters, including diversity, equity, and inclusion policies and initiatives, and oversees the Company's DEI Council. Our Board receives regular reports from our CEO regarding annual employee engagement results conducted through an independent third party, and in 2021, the Company had 93% participation in this survey. In addition, our Board members periodically attend employee events, participate in our annual Management Summit event, and attend all-team holiday gatherings. Also, in 2021, Dr. William Ebinger, a member of our Board of Trustees, hosted an all-company meeting to discuss the COVID-19 crisis and answer vaccination questions.

Employee Engagement

In 2021, the Company offered team member training, including courses on leadership, freedom from harassment through a positive work environment, and unconscious bias, among other topics. Our team also routinely participates in training opportunities related to ESG and workplace best practices to pursue continued professional development. In addition, employees participate in an annual book club discussion and training events, including regular Company-wide “lunch and learn” discussions on leadership, wellness, mentorship, team-building, the REIT industry, and advanced computer skills.

We have a strong commitment to team involvement in the workplace. Employees lead committees focusing on social, environmental, philanthropic, and health and wellness topics that shape the Company’s policies. Annual engagement surveys are conducted by an independent third party to provide anonymous team member feedback, and in 2021, the response rate to this survey was approximately 93%. We believe that continuous improvement and investment in our team are the keys to our continued success.

Diversity, Equity, and Inclusion

To represent our commitment to DEI, we established a DEI Council in 2019 that sets ambitious, attainable, and authentic goals, develops educational platforms, and plans activities to promote DEI at all levels of our organization. We take a personalized approach, driven by a 16-member DEI Council that represents all workgroups within our Company. Strategies include promoting the inclusion of diverse candidates in recruitment efforts, providing enhanced career development support for underrepresented populations, and ensuring that we continue to offer benefits and compensation that attracts and retains diverse team members.

Our DEI Council, which meets monthly, operates under the direction and full support of our Senior Vice President and Deputy Chief of Investments, who reports on activities to our President and CEO. In addition, the DEI Council is overseen by the Nominating and Corporate Governance Committee and reports to the entire Board as needed. We feel that this level of visibility leads to high engagement, accountability, and fulfillment of our DEI goals.

2021 Successes

Internal Team: All five of the Company’s 2021 summer interns were diverse, representing those who identify as female, LGBTQ+, or BIPOC, supporting our efforts to build a young, diverse, and talented leadership pipeline. In addition, all internal and external candidate recruitment focuses on seeking diverse candidates, using organizations, resources, and job boards with diverse followings. The Company also committed to observing Martin Luther King, Jr. Day as a paid day off for team members for action and education. Finally, our executive performance reviews also now include a DEI element.

Culture: In 2021, the Company hosted Company-wide DEI town halls with topics including mental health, women in leadership, and working styles and recognition differences. Our annual management summit, which included over 300 team members and partner property management, leasing, and engineering professionals, featured a dedicated DEI keynote speaker.

Financial Investments: In coordination with NAIOP Wisconsin and the Marquette University Center for Real Estate, the Company supported the Real Estate Exchange (“REEX”) Summer Programs. This organization's mission is to expose diverse high school students to career opportunities in commercial real estate. We provided $11,000 in financial support and in-kind services for scholarships to diverse high school students interested in careers in commercial real estate.

Industry: Our President and CEO signed the CEO Action for Diversity & Inclusion pledge in July 2021, which aims to rally the business community from across industries and sectors to advance diversity, equity, and inclusion within the workplace. We are also proud of our representation on the national Nareit Social Responsibility Council in 2021, and our team members regularly attend continuing education on DEI matters through Nareit conferences.

Community Engagement: The Company continued its ongoing partnership with Year Up, a national organization whose mission connects talented young adults and top companies to launch careers, power businesses, and build communities. Our 2021 activities included virtual networking events and mock interviews that have fostered ongoing mentorships among our team members and recent program graduates.

2022: Looking Ahead

Our team has developed targeted DEI goals to make a tangible and meaningful impact on our Company, industry, and communities, ultimately advancing DEI principles and better business performance. Our forthcoming ESG Report will showcase our successes to date and 2022 roadmap in greater detail.

COVID-19 Response

Throughout the COVID-19 pandemic, we have prioritized the health and safety of our team members. For example, to encourage and support COVID-19 vaccination, the Company provided two paid “Wellness Days” in 2021 to assist our team members with the potential immediate side-effects from the vaccination, which could also be used for overall mental health wellness. The Company also facilitated communication and education related to mental health and wellness, including a Company-wide, team-led town hall discussion. In addition, we supported various COVID-19 relief efforts alongside our health care partners across the country. Our efforts have included donating supplies, allowing local government agencies to store personal protective equipment at our facilities, establishing a temporary COVID-19 vaccine site at one of our facilities available for lease, establishing and managing drive-through COVID-19 testing locations at our facilities, and coordinating COVID-19 screening at building entrances.

Compensation and Benefits

Our leadership has championed the importance of providing a robust benefits package. We offer competitive pay and compensation packages including an annual bonus, paid medical and dental insurance, paid time off benefits, paid holidays, yearly paid volunteer time off, immediate vesting in 401(k) with matching, Company-sponsored short- and long-term disability benefits, life insurance, and paid parental leave. We provide equity compensation after one year of employment. Through our employee stock purchase program and annual stock grant, our team members are also owners of the Company. The Company also offers a graduate degree sponsorship program and a health plan option with a health savings account, which to date, has included an annual company contribution.

In response to the COVID-19 pandemic, the Company has adopted a two-day-a-week work-from-home approach to meet the changing needs of our team. Additionally, the Company debuted a one-month “work from anywhere” policy per year.

Community and Philanthropy

In addition to volunteer activities, the Company provides monetary support to various nonprofit organizations. In 2021, the Company contributed over $448,000 in philanthropy, fundraising, and in-kind donations for causes and sponsorships nationwide, exceeding our 2021 goal of $350,000. Team members are actively involved in the Company’s philanthropic decisions through a team-led committee, an annual philanthropy survey, and quarterly “Jeans Week” drives with charitable recipients chosen from team-nominated organizations nationwide.

Environmental Matters

As an owner of real estate, we are subject to various federal, state, and local environmental laws, regulations, and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our properties even if we no longer own such properties. See the discussion under Item 1A, “Risk Factors,” under the caption “Environmental compliance costs and liabilities associated with owning, leasing, developing, and operating our properties may affect our results of operations.”

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

In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, health care providers, health insurers, patients, and others. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, reduces the Affordable Care Act’s individual mandate penalty to zero beginning in 2019. The elimination of the penalties does not remove the requirement to obtain health care coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. President Biden formally revoked President Trump’s Executive Order regarding the Affordable Care Act on January 28, 2021. The United States Supreme Court heard the Texas case following a series of appeals and dismissed the case and upheld the Affordable Care Act in June 2021. Despite action by the current administration and the Supreme Court’s decision to uphold the Affordable Care Act, it is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.

The US Department of Labor (“DOL”) issued a final rule on June 21, 2018 authorizing the creation of Association Health Plans (“AHP”). This rule was one of three components of a 2017 Executive Order to increase consumer health insurance options and also created short-term limited duration health insurance and health reimbursement arrangements. On March 28, 2019, the US District Court for the District of Columbia vacated the AHP. On April 26, 2019, the Department of Justice (“DOJ”) appealed that decision and the appeal is ongoing.
On June 24, 2019, President Trump signed an Executive Order on Improving Price and Quality Transparency in American Health Care to Put Patients First. The Order was intended to increase the availability of meaningful price and quality information for patients. CMS included in its final rule for Medicare hospital outpatient payment, the requirement that hospitals make public their standard charges, along with payer-specific negotiated rates, in a consumer-friendly format. This requirement was to be effective January 1, 2020. In 2019, the AHA and other hospital groups initiated litigation against DHHS/CMS to prevent implementation of this price transparency rule. The AHA was unsuccessful in challenging this rule which became effective January 1, 2021. The public availability of hospital charges may give patients information to select physician office-based care rather than in the hospital.
We cannot predict the effect of Trump or Biden Executive Orders, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or whether future attempts by Congress to challenge or change the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

No Surprises Act. Effective January 1, 2022, facilities and providers must comply with several new policies required by No Surprises Act (“NSA”). Specifically, the NSA prohibits “balance billing” for: (i) emergency services provided by an out-of-network provider; and (ii) non-emergency (e.g., scheduled) services provided by an out-of-network provider at an in-network facility. For such out-of-network services, health plans are prohibited from imposing higher cost-sharing amounts (i.e., copayment, coinsurance, or deductible) than the amount that would have applied had the service been provided by an in-network provider. The NSA allows the patient to waive their balance billing and cost-sharing protections in some scenarios, but this requires the out-of-network provider to comply with the patient notice and consent requirements under the Act, and does not apply to most ancillary physician services (e.g., emergency, radiology, anesthesiology, pathology, neonatology, and services provided by hospitalists, assistant surgeons, and intensivists). For purposes of compliance with the balance billing and patient cost-sharing protections, a “facility” is defined under the NSA to include hospitals, critical access hospitals, hospital outpatient departments, and ambulatory surgery centers.

The NSA also requires providers and facilities to provide a good faith estimate (“GFE”) of expected charges to uninsured and self-pay patients upon scheduling or upon request. Health and Human Services (“HHS”) has deferred enforcement of the GFE requirements for insured individuals who intend to submit a claim to the plan for scheduled items/services until future rulemaking is issued. While the balance billing and patient cost-sharing requirements (described above) do not apply to freestanding physician clinics, such freestanding clinics must comply with the GFE requirements under the NSA. The NSA requires providers and facilities to provide patients with disclosures of their new rights under the law.

The enforcement provisions under the NSA permit the Secretary of HHS to apply a civil monetary penalty against a provider/facility in an amount not to exceed $10,000 per violation of the NSA, including: (i) violations of the balance billing protections under the NSA (including all mandated disclosures and notices); and (ii) in circumstances where a provider/facility fails to provide a good faith estimate (“GFE”) of expected charges to uninsured/self-pay patients in violation of the NSA. Notably, the balance billing, patient cost sharing protections, and GFE requirements under NSA are in addition to any requirements under applicable state law. Many of our operators and tenants are now subject to these laws, and some of them may be subject to monetary penalties if they fail to comply with applicable laws.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing health care providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state health care programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of health care items or services and the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), an all-payor statute enacted in 2018 prohibiting kickbacks related to remuneration for referrals to recovery homes, clinical treatment facilities and laboratories,, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain health care services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of health care fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, and potential exclusion from Medicare, Medicaid, or other federal or state health care programs. These laws are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operators include, among other sources, governmental health care programs, such as the federal Medicare program, state Medicaid programs, and non-governmental payors, such as insurance payors, managed care organizations (“MCOs”), health maintenance organizations (“HMOs”), and Accountable Care Organizations (“ACOs”). As federal and state governments focus on health care reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

We cannot predict whether future Congressional action will reduce physician reimbursements. Efforts by other payors to reduce health care costs are likely to continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. Further, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement process or as a result of post-payment audits. For example, payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable, because additional documentation is necessary or because certain services were not covered or were not medically necessary. The Health Care Reform Laws and regulatory changes could impose further limitations on government and private payments to health care providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private health care insurance. In addition, the failure of any of our tenants to comply with various laws and regulations could lead to overpayments and resulting repayment obligations to, as well as jeopardize their ability to continue participating in Medicare, Medicaid, and other government sponsored payment programs. The financial impact on our tenants’ failure to comply with such laws and regulations could restrict their ability to make rent payments to us.

Health Care Licensure and Certificate of Need

Certain health care facilities in our portfolio are subject to extensive federal, state, and local licensure, certification and inspection laws, and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies and laboratories, handle radioactive materials, and operate equipment. Many states require certain health care providers to obtain a certificate of need, which requires prior approval for the construction, expansion, purchase of certain capital equipment, and closure of certain health care facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

COVID-19 Pandemic

COVID-19 Relief. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (2020) and the Coronavirus Response and Consolidated Appropriations Act (2021) (“CAA”) provided economic assistance for health care providers. The CAA continued many of these programs by adding new phases, new allocations, and new guidance to address issues related to the continuation of the COVID-19 pandemic. Through the CARES Act, the federal government authorized $175 billion in payments to be distributed through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). The CAA added another $3 billion in funding to the PRF program. The government has apportioned the PRF in several tranches, including (i) a $50 billion Phase 1 general distribution to Medicare providers, (ii) a $18 billion Phase 2 general distribution to Medicaid providers, (iii) a $24.5 billion Phase 3 general distribution based on financial losses and expenses attributable to COVID-19, and (iv) approximately $60 billion in targeted distributions to hospitals in high-impact areas and certain other specific providers.

Payments from the PRF are not loans and, therefore, they are generally not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and COVID-related expenses as defined by HHS, and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. Recipients of PRF payments must comply with reporting requirements described in the terms and conditions and specified in HHS reporting guidelines. HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General, auditing providers to ensure that recipients comply with the terms and conditions of the PRF program and to prevent fraud and abuse. Providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Noncompliance with applicable terms and conditions is grounds for HHS to recoup some or all of the payments made from the

PRF. Further, HHS has indicated that PRF payments that have not been expended for permitted uses by applicable deadlines must be returned to HHS.

HHS has released multiple updates and revisions on the reporting requirements for providers that accepted grants from the Provider Relief Fund, with the most recent update on June 11, 2021. The current reporting requirements impose deadlines on utilizing PRF funds for permitted uses and reporting time period for such PRF funds that are based on the applicable period in which the PRF funds were received. PRF funds received in each of the six month periods ending June 30, 2020, December 31, 2020, June 30, 2021, and December 31, 2021 have deadlines for using such funds of June 30, 2021, December 31, 2021, June 30, 2022, and December 31, 2022, respectively, and reporting time periods during three month period after each respective deadline. Due to the multiple ongoing changes and updates in HHS guidance, there continues to be areas of potential uncertainty and ambiguity around the reporting requirements for PRF funds and the extent to which any PRF funds may have to be returned or may be subject to recoupment by HHS based on such requirements.

More recently, on December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, extending the moratorium on the 2% Medicare sequestration until April 2022, then reducing the amount taken from payments to 1% for another three months. The law also prevents the statutory Pay-As-You-Go cuts to Medicare, which total 4% of Medicare payments, and certain rate cuts finalized in the Medicare Physician Fee Schedule final rule from November 2021. Additionally, the law will delay payment cuts for clinical laboratories and postpone the launch of the radiation oncology bundled payment model, which was slated to start in January 2022. These changes are intended to support the financial viability of physician practices and maintain access to outpatient care during the continuing public health emergency.

Based on the uncertainty around reporting of PRF funds and potential impacts of further updates to HHS guidance, we cannot provide any assurances as to whether any tenant or operator may be required to derecognize and return any portion of PRF funds it has recognized as income, or predict whether a tenant or operator may be eligible to receive any additional allocations of Provider Relief Funds in the future or whether it will be able to recognize such amounts as PRF grant income under HHS reporting requirements. There are also no assurances regarding the future of Medicare Physician Fee Schedule payments and scheduled reductions to payments thereunder. These ongoing risks will continue to create risk of non-payment of rent from our tenants.

Vaccine Mandates. On November 4, 2021, CMS released its Interim Final Rule (“IFR”) requiring COVID-19 vaccinations for individuals working in Medicare- and Medicaid-participating facilities, as well as individuals working in certain other settings involving face-to-face interactions with patients. On the same date, the Occupational Safety and Health Administration (“OSHA”) released its new Emergency Temporary Standard (“ETS”) requiring companies with 100 or more employees to mandate vaccination of their employees.

On January 13, 2022, the Supreme Court handed down a pair of decisions on the CMS vaccine mandate rule and the OSHA vaccine-or-test rule. In short, the Court ruled in its opinion that CMS is not prohibited from implementing its IFR. In a separate opinion, the Court held that OSHA may not enforce or implement its vaccine-or-ETS.

These quickly evolving (and at times, conflicting) regulatory requirements and court decisions will likely create legal and operational challenges for health care providers, including our tenants that are hospitals, surgery centers, and certain physician practices, and may exacerbate existing challenges around staffing, leading to increased costs for temporary or contract labor and potential business disruptions, any of which may adversely affect our tenants’ ability to pay us rent.

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

In addition, the Trust’s Board of Trustees has established a Code of Business Conduct and Ethics that applies to our officers, including our President and Chief Executive Officer, Chief Financial Officer, trustees, and employees. The Code of Business Conduct and Ethics provides a statement of the Company’s policies and procedures for conducting business legally and ethically. A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of our website (www.docreit.com) under the tab “Corporate Information - Governance Documents.” Any amendments to or waivers from the

Code of Business Conduct and Ethics will be disclosed on our website. Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business

•Our business and operations and those of our tenants have and may continue to be adversely affected by the COVID-19 pandemic.
•Our portfolio is concentrated in health care properties, making us dependent on the health care industry generally, and possibly more vulnerable economically than if our investments were diversified across different industries.
•Economic and other conditions that negatively affect geographic areas in which we conduct business could materially adversely affect our business, results of operations, financial condition.
•Our health care properties and tenants face competition and we may not realize the benefits that we anticipate from focusing on health care properties that are strategically aligned with a care delivery system and from the relationships established through such strategic alignments.
•We may not be successful in identifying and consummating suitable investment acquisitions or investment opportunities, which may impede our growth and negatively affect our business, financial condition, and results of operations.
•We have and may in the future make investments in development projects, which may not yield anticipated returns which could directly affect our operating results and reduce the amount of funds available for distributions.
•Environmental compliance costs and liabilities associated with owning, leasing, developing, and operating our properties may affect our results of operations.
•Cybersecurity incidents, attacks or other significant disruptions of our information technology systems or the information technology systems of our third party property managers could disrupt our business and result in the compromise of confidential information of ours and third parties, including our tenants.

Risks Related to the Health Care Industry

•The health care industry is heavily regulated, and new laws or regulations, changes to existing laws, regulations, health policies, or reimbursement levels from third-party payors, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.
•Changes to health care laws and regulations, including to government reimbursement programs such as Medicare and reimbursement rates applicable to our current and future tenants, could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to meet obligations to us.
•Our tenants and our company are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
•The COVID-19 pandemic is affecting operations and financial condition of tenants and operators and future results of operations could continue to be negatively impacted and, consequently, their ability to meet obligations to us.

Risks Related to the Real Estate Industry

•Our operating performance is subject to risks associated with the real estate industry, including vacancies or our inability to lease space on favorable terms, our inability to collect rent from tenants, changes in the demand for certain health care-related properties, and impacts from periods of economic slowdown or recession such as the recent U.S. economic downturn.
•We face risks associated with the potential impacts of severe weather events and climate change.
•Our investments in, or originations of, mezzanine and term loans will be subject to specific risks relating to the particular property or entity obligated to repay the loan, and our loans will involve greater risks of loss than senior loans secured by income-producing properties.

Risks Related to Financings

•Required payments of principal and interest on our indebtedness may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.
•We rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

Risks Related to Our Portfolio and Structure

•Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.
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

Risks Related to Our Qualification and Operation as a REIT

•If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that would substantially reduce funds available for distributions to our shareholders.
•Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

Risks Related To Our Business

Our business and operations have and may continue to be adversely affected by the global outbreak of the novel coronavirus and its variants, including the Delta variant, the Omicron variant, and any other variants that may emerge (the "COVID-19 pandemic”), and may be adversely affected by other outbreaks of pandemic disease.

The COVID-19 pandemic and the measures to prevent its spread have had, and could continue to have, and any other global outbreaks of pandemic disease could have, a material adverse effect on our business, results of operations, and financial condition. The extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, and results of operations, including liquidity, capital, and financing resources will depend on numerous evolving conditions that the Company cannot predict.

The COVID-19 pandemic has materially adversely impacted regional and global economies and financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 and new variants have continued to be identified in the United States, governmental authorities, including in many states and cities where we own properties, either directly or through joint ventures, where we have development projects, and where our principal place of business is located, have reacted by instituting measures to prevent its spread, including quarantines, social distancing mandates, face mask mandates, vaccine mandates and restrictions on travel. In addition, some states have imposed restrictions and mandates in the wake of increased COVID-19 cases due to new variants. For example, recent increases in COVID-19 cases in certain areas of the country have resulted or may result in the imposition of additional protocols or restrictions by state and local governments. We cannot predict if additional states and cities will implement similar restrictions or initiatives, when restrictions and initiatives currently in place will expire, if additional restrictions or initiatives will be imposed, or if these or other restrictions or initiatives will be imposed in the future and the impact on our business of any such restrictions or initiatives. Adverse economic conditions resulting from the COVID-19 pandemic, especially any downturns in the geographic areas in which we operate, and particularly in Texas and Georgia, or any downturn in the health care industry as a whole, may lower our occupancy levels and in certain cases, have required us to agree to rental concessions. In some cases, we have restructured some “tenants” long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

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

In light of health and safety concerns, certain of our employees are currently working remotely, while many others are on hybrid schedules spending a percentage of each week in the office and the remainder working from home. The effects of periods of remote work arrangements, could create increased vulnerability to cybersecurity breaches or incidents involving us or our third party managers, which could disrupt our business, compromise our confidential information and confidential information of our tenants and other third parties damage our reputation, and subject us to liability claims or regulatory penalties, any and all of which could have an adverse effect on our business, financial condition, and results of operations. In addition, we depend upon the performance of our property managers to effectively manage certain of our properties and real estate assets. Remote work arrangements and other effects of the COVID-19 pandemic could impair our property managers' abilities to effectively manage our properties, which could also adversely impact our business and results of operations.

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
•the reduced economic activity impacting our “tenants” businesses, including a suspension or a reduction in elective medical or surgical procedures that can be deferred, which may have a material adverse effect on our tenant's financial condition and liquidity and may cause one or more of our tenants to be unable to pay their rent to us in full, or at all, or to otherwise seek rental concessions or modifications of their monetary obligations under their leases;
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
•any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions or if a tenant at one of our properties fails to pay rent; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could impair our ability to perform critical functions and may cause a disruption in our business operations.

The extent to which the COVID-19 pandemic impacts, and will continue to impact, our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity, and duration of the pandemic including whether there are additional waves or other additional periods of increased COVID-19 cases, the further spread of the Delta variant and the Omicron variant or the emergence of other new or more contagious variants that may render vaccines ineffective or less effective, and the availability and effectiveness of vaccines or an effective treatment and the willingness of individuals to receive a vaccine or otherwise comply with various mandates, the actions taken to contain the pandemic or mitigate its impact including mandatory closures, shelter-in-place or social distancing measures, face mask measures, travel restrictions, or quarantine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes our ability to predict the full adverse impact of the COVID-19 pandemic. If we are unable to respond and manage the impact of these events, our business, financial condition, and results of operations including liquidity, capital, and financing resources may continue to be adversely affected.

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

As of December 31, 2021, approximately 1.9 million square feet of our gross leasable area and $47.8 million of our total consolidated annualized base rent was derived from properties located in Texas (12.0% of our gross leasable area and 13.5% of our total consolidated annualized base rent). As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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
•we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments; and
•our joint venture partners may be structured differently than us for tax purposes, which could create conflicts of interest and risks to our REIT status.

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

As part of our business strategy, we focus on health care properties that are strategically aligned with a health care delivery system by (i) seeking to acquire, own, manage, and develop health care properties that are located on medical campuses where the underlying land is owned by a health care delivery system or by us, or (ii) seeking to acquire, own, manage, and develop health care properties located in close proximity to a health care delivery system or strategically aligned with a health care delivery system through leasing or other arrangements. We may not realize the benefits that we anticipate as a result of these strategic relationships, such as increased rents and reduced tenant turnover rates as compared to health care properties that are not strategically aligned. Moreover, building a portfolio of health care properties that are strategically aligned does not assure the success of any given property. The associated health care delivery system may not be successful and the strategic alignment that we seek for our health care properties could dissolve, and we may not succeed in replacing them. In addition, our health care properties, the associated health care delivery systems with which our health care properties are strategically aligned, and our tenants may be unable to compete successfully with nearby hospitals, medical practices, other health care properties that provide comparable services, pharmacies, and other retailers, like CVS, Walmart, Walgreens, and others, that may initiate or expand health care clinic operations and services to compete with our tenants. Any of our properties may be materially and adversely affected if the health care delivery system with which it is strategically aligned is unable to compete successfully. If we do not realize the benefits that we anticipate from our business strategy and our strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results, and prospects may be adversely affected.

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

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2021, leases representing 3.8% and 5.2% of leased square feet at our consolidated properties will expire in 2022 and 2023, respectively, and leases representing 0.3% of leased square feet had expired as of December 31, 2021. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs, and maintenance expenses) to preserve or improve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership, or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized health care uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties, or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized spaces, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on us.

If the business, financial position, or results of operations of CommonSpirit Health or one or more of our CommonSpirit Health-affiliated tenants suffer or are adversely affected, it could have a material adverse effect on our business, financial position, or results of operations.

As of December 31, 2021, tenants affiliated with CommonSpirit Health (“CommonSpirit”), represented approximately 14.7% of our total consolidated annualized base rent. Although CommonSpirit is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to a master lease agreement we have with CommonSpirit tenants. Given this control, if CommonSpirit’s business, financial position or results of operations suffer or are adversely affected, it could adversely affect its ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CommonSpirit-affiliated tenants’ ability to pay rent to us. In addition, if CommonSpirit were to cause its subsidiaries or affiliates to terminate any of their leases, vacate the leased premises, or consolidate, downsize, or relocate their operations from any of our premises, or if the subsidiaries and affiliates do not comply with the health care regulations to which the leased properties and operations are subject, we may be required to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by CommonSpirit’s subsidiaries and affiliates. Additionally, if CommonSpirit’s business, financial position, or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from CommonSpirit-affiliated tenants and could cause our stock price to decline. Moreover, there can be no assurance that CommonSpirit’s subsidiaries and affiliates will have sufficient assets, income, and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of any of these subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position, or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CommonSpirit’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance, and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position, and results of operations. For these reasons, if CommonSpirit were to experience a material adverse effect on its business, financial position, or results of operations, our business, financial position, or results of operations could also be materially adversely affected.

We may not be successful in identifying and completing off-market acquisitions and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition, and results of operations.

An important component of our growth strategy is to acquire “off-market” properties before they are widely marketed by the owners. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of health care properties, including national, regional, and local operators, acquirers and developers of health care-related real estate properties, and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for health care-related real estate properties has increased the price that we must pay for health care properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties, or may have a more compatible operating philosophy. In particular, larger REITs that target health care properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration, and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition has increased demand for these assets and therefore increases prices paid for them. Those higher prices for health care properties or other assets may adversely affect our returns from our investments.

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

If our investments in development projects do not yield anticipated returns for any reason, including those set forth above, our business, financial condition, and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected.

Some of our existing properties are, and properties we acquire in the future may be, subject to ground leases with fixed lease terms, use restrictions, rights reserved by ground lessors, and restrictions on doing business with competitors.

Ninety-seven of our consolidated properties, representing approximately 51.1% of our total leasable square feet and 50.3% of our annualized revenue based on rental payments as of December 31, 2021, are subject to ground leases that contain certain fixed lease terms and use restrictions and rights reserved by ground lessors. As a lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration of the initial term, and any extension terms of the ground lease, or upon the earlier termination of the ground lease due to our breach of the ground lease. Our ground leases typically include restrictions on our ability to lease space to competitors and to other tenants who are not affiliated with, or on the staff of, the hospital or health system that owns the land underlying the MOB and limits the types of medical procedures that our tenants may perform in the MOB. Our ground leases also include rights reserved by the hospitals or health systems that own the underlying land, like purchase rights and rights of first offer and first refusal with respect to sales of the property. Our ground leases also restrict us from selling the property to competitors, usually within certain geographic limitations.

If we are required to accept lower rental rates than anticipated or if we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Our growth could be impeded if we are required to lease or re-lease space in our MOBs at lower than expected rental rates, including annual rent escalators. We may not be able to lease or re-lease space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly lease or re-lease space in our MOBs, if the rates upon such leasing or re-leasing are significantly lower than expected, or if we are required to undertake significant capital expenditures in connection with leasing or re-leasing the space in our MOBs, our business, financial condition and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

We maintain, and we require our tenants, property managers, and vendors to maintain when appropriate, desirable, or necessary, comprehensive liability property (including fire, flood, earthquake, wind as deemed necessary or as required by our lenders), extended coverage, builders risk, pollution, and business interruption and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to pandemics and other communicable diseases, riots, acts of war, or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a health care-related facility. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. We may determine not to insure some or all of our properties at levels considered customary in our industry, which would expose us to an increased risk of loss. As a result, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. In addition, compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur significant expenditures. For example, proposed legislation to address climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our existing properties. Failure to comply with these laws can result in penalties or other sanctions. If we incur substantial costs to comply with these environmental laws or we are held liable under these laws, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

Our business is at risk from and may be impacted by cybersecurity attacks, or other significant disruptions to the Company’s information technology systems involving us, our MOBs, our tenants, or any third party property managers, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches, including those resulting from human error or technology failures. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These cybersecurity risks may be heightened as a result of our tenants increased use of telehealth services. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. In the past, we have experienced cybersecurity breaches, which to date have not had a material impact on our operations, but there can be no assurance that any future breach or disruption will not have a material adverse effect on our business, financial condition or operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. Even well-protected information technology systems remain vulnerable, as techniques used in such attempted attacks continually evolve and in some cases are designed not to be detected and may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

In addition, we rely on third party property managers to manage certain of our properties and real estate assets. We face risks associated with cybersecurity attacks or breaches affecting such third party property managers. A cybersecurity attack or a security breach at any such third party could be perceived as a cybersecurity attack or a breach of our system. Cybersecurity incidents or other disruptions could disrupt our business, compromise confidential information of ours and third parties, including our tenants, damage our reputation, subject us to liability claims or regulatory penalties and could have an adverse effect on our business, financial condition, and results of operations.

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

In addition, the vesting of any restricted shares granted to trustees, executive officers, and other employees under our 2013 Equity Incentive Plan, the issuance of our common shares or OP Units in connection with future property, portfolio or business acquisitions, and other issuances of our common shares, including pursuant to our ATM programs, may cause dilution to our shareholders and could have an adverse effect on the per share market price of our common shares and may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

Increases in interest rates may increase our interest expense and adversely affect our cash flows, our ability to service our indebtedness and our ability to make distributions to our shareholders, and could cause our stock price to decline. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

One of the factors that influences the market price of our common shares is the dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates. In response to the global financial crisis, the U.S. Federal Reserve took actions which resulted in low interest rates prevailing in the marketplace for a historically long period of time. From 2015 to 2018, the U.S. Federal Reserve raised its benchmark interest rate. While the U.S. Federal Reserve decreased its benchmark interest rate in 2019 and again in 2020 in response to the impacts of the COVID-19 pandemic, they may increase the benchmark interest rate in 2022. Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decrease.

Additionally, as of December 31, 2021, we had approximately $379.6 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate. Certain indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2021 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes, that these arrangements may result in higher interest rates than we would otherwise have, and that a court could rule that such an agreement is not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

The income from certain of our properties is dependent on the ability of third party property managers to successfully manage those properties.

We depend upon the performance of third party property managers to effectively manage certain of our properties and real estate assets. Approximately 41.9% of our total portfolio gross leasable area is managed by third party property managers. We do not control third party property managers, and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities. The income we recognize from any properties managed by third party property managers is dependent on the ability of the property manager of such property to successfully manage the property, which such property management is not within our control. Property managers generally compete with other companies in the management of properties, with respect to the quality of care provided, reputation, physical appearance of the property, and price and location, among other attributes. A property manager’s inability to successfully compete with other companies on one or more of the foregoing aspects could adversely impact our business and results of operations. Additionally, because we do not control third party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents, or other adverse events may impact the income we recognize from properties managed by such third party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do not control third party property managers who provide property management services to us.

Risks Related to the Health Care Industry

The health care industry is heavily regulated, and new laws or regulations, changes to existing laws and regulations, health policies, reimbursement levels from third-party payors, loss of licensure, or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.

The health care industry is heavily regulated by U.S. federal, state, and local governmental authorities. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information, and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing, or effect of legislative or regulatory changes cannot be predicted.

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

On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, minimize the economic and regulatory impacts of the Affordable Care Act to the extent permitted by law. On December 22, 2017, the Tax Act was signed into law. The Tax Act, amongst other things, repeals the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the penalties does not remove the requirement to obtain health care coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. President Biden formally revoked President Trump’s Executive Order regarding the Affordable Care Act on January 28, 2021. The United States Supreme Court heard the Texas case following a series of appeals, and dismissed the case and upheld the Affordable Care Act in June 2021.

Despite action by the current administration and the Supreme Court’s decision to uphold the Affordable Care Act we cannot predict how the Affordable Care Act may be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. Both our tenants and we may be materially adversely affected by the law or its repeal, amendment, or replacement, and if the operations, cash flows, or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

Additionally, certain of our operators and tenants will be subject to the new requirements of the NSA, and at risk for civil monetary penalties for violations of its requirements. This could adversely affect their ability to pay us rent and accordingly, could have a material adverse effect on our financial condition and results of operations.

These quickly evolving (and at time conflicting) laws, regulations or other requirements and court decisions will likely create legal and operational challenges for health care providers, including our tenants that are hospitals, surgery centers, and certain physicians practices, and may exacerbate existing challenges around staffing, leading to increased costs for temporary or contract labor and potential business disruptions, any of which may adversely affect our tenant’s ability to pay us rent.

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
For example, our tenants are generally subject to laws and regulations covering, among other things, laws protecting consumers against deceptive practices, laws relating to the operation of properties and businesses, such as fire, health and safety, data security and privacy laws, laws affecting hospitals, clinics, and other health care providers that participate in Medicare and/or Medicaid that specify reimbursement rates, pricing, reimbursement procedures, payment policies, HOPD eligibility, quality of services and care, background checks, anti-kickback and physician referral laws, EKRA, the Americans with Disabilities Act of 1990 (“ADA”) and similar state and local laws, regulations established by the Occupational Safety and Health Administration (“OSHA”), requirements and regulations established by CMS, and other legislation such as the CARES Act and the CAA.

These laws, policies and regulations and any amendments or newly established laws or regulations may have an adverse financial impact on the net operating revenues and profitability of many of our tenants, including MOBs and other physician offices. This could adversely affect their ability to pay us rent and accordingly, could have a material adverse effect on our financial condition and results of operations.

Many states also regulate the establishment and construction of health care facilities and services, and the expansion of existing health care facilities and services through certificate of need, or CON, laws, which may include regulation of certain types of beds, medical equipment, and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If any of our tenants seeks to undertake a CON-regulated project, but are not authorized by the applicable regulatory body to proceed with the project, or encounter delays in approvals due to the ongoing COVID-19 pandemic, these tenants could be prevented or delayed from operating in their intended manner and could be materially adversely affected.

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
• staffing and supply chain challenges resulting from the COVID-19 pandemic; and
•increased scrutiny of control over release of confidential patient medical information.

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

Violations of these laws may result in criminal and/or significant civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. Further, the government has taken the position, and some courts have held, that violations of these and other laws, such as the Stark Law, can also be a violation of the False Claims Act. We expect government enforcement of federal fraud and abuse laws to continue.

Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our health care properties, which may have a material adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares. Further, we enter into leases and other financial relationships with health care delivery systems that are subject to or impacted by these laws. We also have other investors who are health care providers in certain of our subsidiaries that own our health care properties. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our health care provider investors may be subject to significant civil and/or criminal penalties.

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

The Health Insurance Portability and Accountability Act, commonly referred to as HIPAA, was established to set national standards for the confidentiality, security, and transmission of personal health information (“PHI”). Health care providers are required, under HIPAA and its implementing regulations, to protect and keep confidential any PHI. HIPAA also sets limits and conditions on use and disclosure of PHI without patient authorization. The law gives patients specific rights to their health information, including rights to obtain a copy of or request corrections to their medical records. The physician or the medical practice can be liable if there are improper disclosures of PHI, including from employee mishandling of PHI, medical records security breaches, lost or stolen electronic devices, hacking, social media breaches or failure to get patient authorizations. Violations could result in multi-million dollar penalties. Actual or potential violations of HIPAA could subject our tenants to government investigations, litigation or other enforcement actions which could adversely affect our tenants’ ability to pay rent and could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares.

The COVID-19 pandemic is affecting operations and financial condition of tenants and operators and future results of operations could continue to be negatively impacted and, consequently, their ability to meet obligations to us.

Increased demands for care put strain on resources and staff, which may require tenants and operators to utilize higher-cost temporary labor and to pay premiums above standard compensation for essential workers. Even with appropriate protective measures, exposure to COVID-19 increases the risk that physicians, nurses and other workers contract the virus, which could result in workforce disruptions and impact tenants’ ability to treat patients who seek care. Tenants and operators may be subject to lawsuits from patients, employees and others exposed to COVID-19 and/or related to vaccine requirements.

The COVID-19 pandemic could further impact the cost of medical supplies, and supply shortages and delays may impact tenants’ and operators’ ability to treat patients. The pandemic has placed additional stress on information technology systems, and the risk of cybersecurity threats or other disruption to these systems is elevated in the current environment. Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, may impact service volumes and revenues. Business closings and layoffs may lead to increases in the uninsured and underinsured populations and adversely affect demand for services, as well as the ability of patients to pay for services.

The CARES Act and related legislative and regulatory actions have provided relief measures intended to mitigate some of the economic disruption caused by the COVID-19 pandemic; however, interpretations of and regulations relating to these laws are subject to change in ways that may adversely affect tenants’ receipt of funding or eligibility to participate. federal, state, and local governments may consider additional stimulus and relief efforts, but we are unable to predict whether any such measures will be enacted or their impact on tenants’ operations. There can be no assurance that the amounts or benefits received under current or future relief measures related to the COVID-19 pandemic will be sufficient to offset negative impacts on the tenants or operators arising from the COVID-19 pandemic.

Trends in the methods of delivering health care services could reduce demand for medical office space.

The health care industry is experiencing, among other things, changes in the demand for and methods of delivering health care services such as telehealth, and telehealth services have also expanded rapidly in response to the COVID-19 pandemic and the need for social distancing. During the COVID-19 pandemic, both government and other third-party payors have incentivized physicians, providers, and patients to utilize technology for medical encounters by paying and reimbursing for such encounters as if they were in-office encounters, and CMS has made several changes in the manner in which Medicare will pay for telehealth visits. It is unclear whether these incentives and other changes will remain in place permanently or will be rolled-back following the COVID-19 pandemic, although the Company expects that the availability and popularity of patients using telehealth services will continue to increase from pre-COVID levels over time. While the revenues and efficiencies of telehealth services may increase the service offerings of our tenants, a long-term increase in telehealth services could reduce demand for medical office space, which could increase non-renewal of leases by our tenants and adversely impact our ability to maintain current rental and occupancy rates and could adversely affect our revenues, financial condition, and results of operations.

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

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our Executive Leadership and the Trust’s Board of Trustees may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our health care properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our health care properties, we may not be able to sell our properties at a profit in the future or at all. In addition, if we are unable to access the capital markets for financing in the future, we may need to sell some of our properties to raise capital. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell health care properties at inopportune times which could result in us selling the affected property at a substantial loss. Accordingly, the extent to which we will pay cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a health care property could adversely impact our ability to make debt payments and distributions to our shareholders.

We face risks associated with the potential impacts of severe weather events and climate change.

The impacts of climate change on our operations are highly uncertain and could have material adverse effects on our properties, operations, and business. To the extent that severe weather events or significant changes in climate occur in the geographic locations where our properties are located or cause damage to any of the properties, we may experience revenue loss, cost increase, construction delays, tenant disruption or displacement of their operations, and decreased demand for properties located in such geographic areas or affected by such changes. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. In addition, changes in federal and state laws and regulations intended to reduce the impacts of climate change could result in, among other things, increased capital expenditures to improve energy efficiency at our properties, increased costs of property insurance or render such insurance unavailable on terms acceptable to us, and increased costs of developing properties without corresponding increases in revenue.

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

Our investments in, or originations of, mezzanine and term loans will be subject to specific risks relating to the particular property or entity obligated to repay the loan, and our loans will involve greater risks of loss than senior loans secured by income-producing properties.

As of December 31, 2021, we have 12 mezzanine loans, two term loans, and one construction loan outstanding, and in the future, we may originate further loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business, and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan is in a subordinated position and there may not be sufficient proceeds remaining to repay the loan after foreclosure and sale of the property by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

As of December 31, 2021, we had approximately $181.0 million of mortgage debt on individual properties and approximately $274.0 million of borrowings outstanding under our unsecured credit facility. In addition, in January 2016, August 2016, March 2017, December 2017, and October 2021 we issued and sold $150.0 million, $75.0 million, $400.0 million, $350.0 million, and $500.0 million respectively, aggregate principal amount of senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

In addition, in July 2017, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. While our unsecured credit facility includes provisions for establishing alternative reference rates when LIBOR is no longer available, the consequences of the adoption of any such alternative reference rates cannot be predicted and could have an adverse impact on the amount of interest and commitment fees that we pay under the facility. It is unclear whether new methods of calculating LIBOR will be established after 2021. We are unable to predict the effect of any changes, any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms, or replacements relating to LIBOR could have a material adverse impact on the market for, or value of, any of our LIBOR-linked loans, derivatives, and other indebtedness or on our financial condition or results of operations.

As of December 31, 2021, we had approximately $274.0 million of borrowings outstanding under our unsecured credit facility. Since 2016, we have issued an aggregate of $1.5 billion of debt. All of these items are senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share market price of our common shares.

As of December 31, 2021, there were approximately $274.0 million of borrowings outstanding under our unsecured credit facility. Since 2016 we have issued $1.5 billion of aggregate principal amount of senior notes. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing the Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred shares. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share market price of our common shares and dilute their interest in us.

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

As of December 31, 2021, our indebtedness represented approximately 32% of our gross assets. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, to obtain additional financing, and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition, and results of operations, or credit ratings, our ability to make distributions to our shareholders, and the market price of our common shares.

We are subject to covenants in our debt agreements that may restrict or limit our operations and acquisitions and our failure to comply with the covenants in our debt agreements could have a material adverse impact on our business, results of operations, and financial condition.

The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining certain leverage and coverage ratios and minimum tangible net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. Any such default could have a material adverse impact on our business, results of operations, and financial condition, or our ability to make distributions to our shareholders.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of February 15, 2022, the Trust owned approximately 95% of the OP Units and apart from this ownership interest, the Trust does not have any independent operations. As a result, the Trust relies upon distributions from the Operating Partnership to pay any distributions that the Trust might declare on the Trust’s common shares. We also rely upon distributions from the Operating Partnership to the Trust to meet our obligations, including tax liability on taxable income allocated to the Trust from the Operating Partnership (which might make distributions to the Trust not equal to the tax on such allocated taxable income). Consequently, shareholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of bankruptcy, liquidation or reorganization of the Trust, claims of the Trust’s shareholders will be satisfied only after all of the Trust’s and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Thomas, our President and Chief Executive Officer, the rest of our executive leadership team, and other key employees. We do not maintain key person life insurance on any of our officers. Our ability to continue to acquire and develop health care properties depends upon the significant relationships that our senior management team has developed over many years.

Although the Trust has entered into employment agreements with our management team we cannot provide any assurance that any of them will remain employed by the Trust. Our ability to retain our leadership team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. Failure to attract, retain, and motivate highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge, an ineffective culture, or lack of certain skill sets, significantly impacting our future performance and adversely affecting our business. Competition for talented employees is intense, and we cannot guarantee that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future.

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

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our shareholders. If we fail to qualify as a REIT in any taxable year, we would face serious tax consequences that would substantially reduce the funds available for distribution to our shareholders because:

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

We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax to the extent that the actual amount that we pay out to our shareholders in a calendar year is less than a separate minimum amount specified under the Code.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (“TRSs”), and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. Further, debt instruments that do not otherwise qualify as real estate assets (because they are not secured by interests in real property or in certain entities that directly or indirectly own real property or because they are not issued by other publicly offered REITs) will generally not be treated as “securities” for purposes of the asset test, but no more than 25% of the value of our total assets may be represented by such debt instruments. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property other than “foreclosure property,” held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor from the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through any TRS that we may form, which would be subject to federal and state income taxation.

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

If leases of our properties are not respected as true leases for federal income tax purposes, we could fail to qualify as a REIT and could be subject to higher taxes and have less cash available for distribution to our shareholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to the Operating Partnership by third party lessees and any TRS lessee pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we could fail to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our consolidated properties are located and provides certain information regarding our consolidated portfolio’s geographic diversification/concentration, excluding one asset classified as held for sale, as of December 31, 2021:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	7	312,439	2.0%	$7,965	2.2%
Arizona	15	903,062	5.8%	21,003	5.9%
Arkansas	7	270,200	1.7%	4,690	1.3%
California	5	93,011	0.6%	2,203	0.6%
Colorado	5	134,331	0.9%	3,170	0.9%
Connecticut	4	166,196	1.1%	4,273	1.2%
Delaware	1	140,205	0.9%	3,131	0.9%
Florida	25	894,118	5.7%	24,490	6.9%
Georgia	8	1,071,093	6.9%	25,322	7.2%
Illinois	3	139,450	0.9%	2,755	0.8%
Indiana	22	1,042,071	6.7%	22,825	6.4%
Kentucky	12	980,639	6.3%	17,940	5.1%
Louisiana	4	249,832	1.6%	8,131	2.3%
Maine	1	44,677	0.3%	1,347	0.4%
Maryland	3	166,594	1.1%	4,375	1.2%
Michigan	9	661,544	4.2%	15,764	4.5%
Minnesota	19	828,008	5.3%	17,653	5.0%
Mississippi	3	261,480	1.7%	5,675	1.6%
Missouri	3	159,340	1.0%	4,699	1.3%
Montana	3	185,085	1.2%	5,618	1.6%
Nebraska	13	979,275	6.3%	19,091	5.4%
New Jersey	2	115,967	0.7%	4,280	1.2%
New Mexico	2	53,029	0.3%	1,493	0.4%
New York	13	613,520	3.9%	14,053	4.0%
North Dakota	8	434,215	2.8%	8,443	2.4%
Ohio	14	766,468	4.9%	15,247	4.3%
Oklahoma	1	52,000	0.3%	583	0.2%
Pennsylvania	13	400,657	2.6%	8,103	2.3%
Tennessee	8	706,805	4.5%	13,254	3.7%
Texas	29	1,863,733	12.0%	47,815	13.5%
Virginia	2	153,567	1.0%	3,753	1.1%
Washington	9	543,037	3.5%	10,159	2.9%
Wisconsin (3)	6	205,886	1.3%	4,777	1.3%
Total	279	15,591,534	100.0%	$354,080	100.0%
(1)“GLA” means gross leasable area.
(2)Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2021, by (b) 12.
(3)Excludes the Company’s 108,843 square foot corporate office building.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our consolidated properties, excluding the one asset classified as held for sale, as of December 31, 2021, for the periods indicated:

Expiration (1)	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (2)
2022	135	565,347	3.6%	$14,071	4.0%	$24.89
2023	136	766,646	4.9%	18,124	5.1%	23.64
2024	129	982,018	6.3%	23,477	6.6%	23.91
2025	148	983,864	6.3%	24,207	6.8%	24.60
2026	161	3,397,372	21.8%	76,449	21.6%	22.50
2027	111	1,508,784	9.7%	32,845	9.3%	21.77
2028	96	1,562,894	10.0%	35,249	10.0%	22.55
2029	48	864,640	5.5%	26,815	7.6%	31.01
2030	57	743,592	4.8%	17,526	4.9%	23.57
2031	41	977,290	6.3%	22,339	6.3%	22.86
Thereafter	102	2,381,695	15.3%	60,477	17.1%	25.39
Month to month (3)	69	123,257	0.8%	2,501	0.7%	20.29
Vacant	—	734,134	4.7%	—	—	—
Total / Weighted average	1,233	15,591,533	100.0%	$354,080	100.0%	$23.83
(1)Excludes leases related to the Company’s 108,843 square foot corporate office building.
(2) Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2021 by (b) square footage under executed leases as of December 31, 2021.
(3)Includes eight leases which expired on December 31, 2021, representing 0.3% of portfolio leasable square feet.

Tenants

As of December 31, 2021, our consolidated properties were approximately 95% leased. No single tenant accounted for more than 5.0% of our total annualized base rent or 5.5% of total base revenue as of December 31, 2021; however, 14.7% of our total annualized base rent as of December 31, 2021 was from tenants affiliated with CommonSpirit.

The following table sets forth certain information about the 10 largest tenants in our consolidated portfolio based on total annualized base rent as of December 31, 2021:

Tenant	# of Properties	Leased GLA	% Leased GLA	Annualized Base Rent (thousands)	% of Portfolio Annualized Base Rent
CommonSpirit - CHI - Nebraska	13	898,975	6.1%	$17,658	5.0%
Northside Hospital	7	676,889	4.6%	15,646	4.4%
UofL Health - Louisville, Inc.	9	617,157	4.2%	12,744	3.6%
US Oncology	10	403,751	2.7%	11,180	3.2%
HonorHealth	8	426,715	2.9%	10,896	3.1%
Baylor Scott and White Health	2	268,639	1.8%	8,156	2.3%
Ascension - St. Vincent's - Indianapolis	3	363,118	2.4%	7,907	2.2%
UF Health - Jacksonville	2	223,748	1.5%	7,778	2.2%
CommonSpirit - CHI - St. Alexius	7	359,209	2.4%	6,816	1.9%
UnitedHealth Group Incorporated	7	191,171	1.3%	5,801	1.6%
Total	68	4,429,372	29.9%	$104,582	29.5%

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

Ground and Air Space Leases

We lease the land upon which 97 of our consolidated properties are built and the air in which one property occupies, representing approximately 51.5% of our total leasable square feet and 50.7% of our annualized base revenue as of December 31, 2021. The ground and air leases subject these properties to certain restrictions. These restrictions may limit our ability to lease space in such facilities to tenants who are not affiliated with the health care delivery system that owns the underlying land and may limit the types of medical procedures that may be performed at the facilities. On-campus ground leases typically include purchase options, rights of first offer and rights of first refusal for the underlying health system or hospital owner, and restrictions from doing business with competitors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s common shares are traded on the NYSE under the symbol “DOC.” As of February 15, 2022, the Trust had 413 registered shareholders of record of the Trust’s common shares.

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

The graph below compares the cumulative total return of our common shares, the Standard & Poor’s MidCap 400, and the MSCI US REIT Index (RMS), from the date of our listing on the NYSE on July 19, 2013 through December 31, 2021. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we joined the MSCI US REIT Index in November 2014 and therefore we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Index
Period Ending	Physicians Realty Trust	Standard & Poor’s MidCap 400	MSCI US REIT (RMS)
7/19/2013	$100.00	$100.00	$100.00
12/31/2013	$112.34	$109.53	$91.70
12/31/2014	$156.36	$120.23	$119.56
12/31/2015	$167.72	$117.61	$122.57
12/31/2016	$197.82	$142.01	$133.11
12/31/2017	$196.89	$165.07	$139.86
12/31/2018	$185.68	$146.78	$133.47
12/31/2019	$234.20	$185.23	$167.96
12/31/2020	$229.91	$210.53	$155.24
12/31/2021	$256.17	$262.66	$222.09

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended December 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	49,830	(1)	$18.17	N/A	N/A
November 1, 2021 - November 30, 2021	—		—	N/A	N/A
December 1, 2021 - December 31, 2021	672,978	(2)	17.75	N/A	N/A
Total	722,808		$17.78	—	—
(1)Represents OP Units redeemed by holders in exchange for cash.
(2)Represents Series A Preferred Units redeemed in exchange for cash on December 28, 2021 in connection with the Landmark Portfolio. As a result of this redemption, there are no Series A Preferred Units outstanding as of December 31, 2021.

ITEM 6. [RESERVED]

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

Company Highlights

•Reported total revenue of $457.7 million for the year ended December 31, 2021, compared to total revenue of $437.5 million for the year ended December 31, 2020, an increase of 4.6%.
•Reported net income of $86.8 million for the year ended December 31, 2021, compared to net income of $68.5 million for the year ended December 31, 2020, an increase of 26.7%.
•Generated net income per share of $0.39 for the year ended December 31, 2021, on a fully diluted basis, compared to net income per share of $0.32 for the year ended December 31, 2020, on a fully diluted basis.
•Generated Normalized FFO of $1.04 per share for the year ended December 31, 2021, on a fully diluted basis, compared to Normalized FFO of $1.05 per share for the year ended December 31, 2020, on a fully diluted basis.
•Completed investments of $997.0 million during the year ended December 31, 2021.
•For the year ended December 31, 2021, the Company sold seven properties and five adjacent parcels of vacant land for approximately $94.4 million.
•Issued and sold 14,656,078 common shares at a weighted average price of $18.45 per share, resulting in net proceeds of approximately $267.7 million pursuant to the ATM Programs (as defined herein) during the year ended December 31, 2021.
•Issued $500 million of public senior notes on October 13, 2021, with maturity of 10 years and a coupon rate of 2.625%.

Overview

We are a self-managed health care real estate company organized in April 2013 to acquire, selectively develop, own, and manage health care properties that are leased to physicians, hospitals, and health care delivery systems. We invest in real estate that is integral to providing high quality health care services. Our properties are typically located on a campus with a hospital or other health care facilities or strategically affiliated with a hospital or other health care facilities. We believe the impact of government programs and continuing trends in the health care industry create attractive opportunities for us to invest in health care related real estate. In particular, we believe the demand for health care will continue to increase as a result of the aging population as older persons generally utilize health care services at a rate well in excess of younger people. Our management team has significant health care real estate experience and has long-established relationships with physicians, hospitals, and health care delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include MOBs, ASCs, outpatient treatment facilities, as well as other real estate integral to health care providers. In recent years, we have seen increased competition for health care properties and we expect this trend to continue. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

As of December 31, 2021, leases representing a percentage of our consolidated portfolio, excluding the one asset classified as held for sale, on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.9%
2022	3.8%
2023	5.2%
2024	6.6%
2025	6.6%
2026	22.9%
2027	10.2%
2028	10.5%
2029	5.8%
2030	5.0%
2031	6.6%
Thereafter	15.9%
Total	100.0%
(1)Includes eight leases which expired on December 31, 2021, representing 0.3% of portfolio occupied leasable square feet.

We receive a cash rental stream from these health care providers under our leases. Approximately 94% of the annualized base rent payments from our properties as of December 31, 2021 are from absolute net and triple net leases, pursuant to which the tenants are responsible for operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.

Approximately 4% of the annualized base rent payments from our properties as of December 31, 2021 are from modified gross leases which allow us to pass through certain increases in operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

We intend to grow our portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new health care facilities through joint venture or fee arrangements with health care real estate developers or health system development professionals. Generally, we only expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on MOBs and ambulatory surgery centers.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of December 31, 2021, owned approximately 95.0% of the OP Units. As of February 15, 2022, we have 224,940,301 common shares outstanding.

2021 Investment Activity

During 2021, the Company completed the acquisition of 24 operating health care properties, which includes the purchase of the remaining 51% membership interest in the Eden Hill Joint Venture (as defined herein), and three medical condominiums located in 14 states, for an aggregate purchase price of approximately $973.2 million, excluding the conversion of a previously outstanding construction loan of $15.5 million. The Company also paid $0.3 million of additional purchase consideration on one property under an earn-out agreement. Additionally, the Company funded three mezzanine loans for $8.9 million and closed on a $10.5 million construction loan, funding $7.3 million as of December 31, 2021. The Company also acquired membership interests in one joint venture property for approximately $7.3 million, resulting in total investments of $997.0 million.

During 2021, the Company sold seven properties and five adjacent parcels of vacant land located in five states for approximately $94.4 million and recognized a net gain of approximately $24.2 million.

Recent Developments

On December 22, 2021, the Trust’s Board of Trustees authorized and declared a cash distribution of $0.23 per common share and OP Unit for the quarterly period ended December 31, 2021. The distribution was paid on January 18, 2022 to common shareholders and OP Unit holders of record as of the close of business on January 4, 2022.

2022 Investment Activity

On January 12, 2022, the Company acquired a 49% membership interest in three properties through the Davis Joint Venture for an aggregate purchase price of approximately $21.5 million. This transaction was funded with $14.0 million of mortgage debt, $4.5 million of cash, and the conversion of $3.0 million of mezzanine loans.

On January 19, 2022, the Company sold one medical office building located in Michigan for approximately $2.0 million and recognized a net loss on the sale of approximately $0.2 million. This asset was classified as held for sale as of December 31, 2021. The Company recorded an impairment on this asset for $0.3 million during 2021.

Results of Operations

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020.

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020	Change	%
Revenues:
Rental and related revenues	$436,893	$418,190	$18,703	4.5%
Interest income on real estate loans and other	20,806	19,315	1,491	7.7%
Total revenues	457,699	437,505	20,194	4.6%
Expenses:
Interest expense	60,136	57,179	2,957	5.2%
General and administrative	37,757	33,763	3,994	11.8%
Operating expenses	137,408	128,198	9,210	7.2%
Depreciation and amortization	157,870	149,590	8,280	5.5%
Impairment loss	340	4,872	(4,532)	NM
Total expenses	393,511	373,602	19,909	5.3%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	64,188	63,903	285	0.4%
Equity in loss of unconsolidated entities	(1,570)	(1,257)	(313)	NM
Gain on sale of investment properties, net	24,165	5,842	18,323	313.6%
Net income	$86,783	$68,488	$18,295	26.7%
NM = Not Meaningful

Revenues

Total revenues increased $20.2 million, or 4.6%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $18.7 million, or 4.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Rental and related revenues was comprised of the following based upon contractual billing terms (in thousands):

	2021	2020	Change	%
Rental revenues	$324,839	$314,846	$9,993	3.2%
Expense recoveries	112,054	103,344	8,710	8.4%
Rental and related revenues	$436,893	$418,190	$18,703	4.5%

Rental revenues increased $10.0 million, or 3.2%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Our 2021 and 2020 acquisitions resulted in additional revenue of $6.0 million and $6.4 million, respectively. This increase was partially offset by a decrease in rental revenue of $2.6 million associated with properties sold during 2021.

Expense recoveries increased $8.7 million, or 8.4%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Expense recoveries increased due to a $4.7 million increase in reimbursable operating expenses from our existing portfolio, explained below, and an additional net $3.9 million of expense recoveries from properties purchased and sold in 2021 and 2020.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.5 million, or 7.7%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase is due to additional interest income of $2.0 million as a result of an increase in the Company’s outstanding real estate loans receivable and $0.4 million from tenant improvement income. The increase is offset by a decrease of $0.9 million related to interest income on our notes receivables.

Expenses

Total expenses increased by $19.9 million, or 5.3%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. An analysis of selected expenses follows.

Interest expense. Interest expense increased $3.0 million, or 5.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due to a loss on the extinguishment of debt for $4.0 million related to the October 2021 payoff of our credit facility term loan, $3.0 million related to our Senior Notes, and an $0.8 million increase related to interest rate swap contracts. The increase is partially offset by a lower effective interest rate on our credit facility of $3.1 million and lower average debt balances of $1.9 million. Our weighted average effective interest rate on our credit facility was 0.9% and 1.8% for the year ended December 31, 2021 and 2020, respectively.

General and administrative. General and administrative expenses increased $4.0 million, or 11.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is mainly attributable to increased salaries and benefits of $2.3 million, travel expenses of $1.1 million, and marketing expenses of $0.6 million. The increase in travel and marketing expenses were the result of resuming normal activities previously limited by the COVID-19 pandemic.

Operating expenses. Operating expenses increased $9.2 million, or 7.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The net impact on operating expenses on properties purchased and sold in 2021 and 2020 was an increase of $4.4 million. Operating expenses on the remaining properties increased by $4.7 million, or 3.8% year over year, mainly due to additional utility charges of $1.6 million, real estate taxes of $1.1 million, insurance costs of $1.1 million, maintenance costs of $0.6 million, and property management costs of $0.4 million.

Depreciation and amortization. Depreciation and amortization increased $8.3 million, or 5.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is due to our 2021 and 2020 property acquisitions which resulted in additional depreciation and amortization of $6.8 million and $3.3 million, respectively. This was offset by a reduction in depreciation and amortization of $1.7 million associated with our sold properties.

Impairment Loss. During the year ended December 31, 2021, the Company recorded an impairment charge of $0.3 million related to a medical office building in Traverse City, Michigan. In 2020, the Company recorded an impairment charge of $4.9 million related to a medical office building in Grand Rapids, Michigan, one of the Company’s original properties owned at the time of the IPO.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the year ended December 31, 2021 compared to the year ended December 31, 2020 is due to our additional investment of $7.3 million in the Davis Joint Venture in 2021.

Gain on sale of investment properties, net. In 2021 we sold seven properties and five adjacent parcels of vacant land for approximately $94.4 million and recognized a net gain of approximately $24.2 million. In 2020 we sold two properties for approximately $20.5 million, realizing a net gain of $5.8 million

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019.

A discussion of the results of operations for the year ended December 31, 2019 is found in Item 7 of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on April 9, 2021, which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Relations portion of our website (www.docreit.com).

Cash Flows

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020 (in thousands).

	2021	2020
Cash provided by operating activities	$247,555	$233,297
Cash used in investing activities	(603,220)	(201,913)
Cash provided by (used in) financing activities	363,026	(31,224)
Increase in cash and cash equivalents	$7,361	$160

Cash flows from operating activities. Cash flows provided by operating activities were $247.6 million during the year ended December 31, 2021 compared to $233.3 million during the year ended December 31, 2020, representing an increase of $14.3 million. Net cash provided by operating activities increased primarily due to the impact of our 2021 and 2020 acquisitions, partially offset by our 2021 and 2020 dispositions.

Cash flows from investing activities. Cash flows used in investing activities was $603.2 million during the year ended December 31, 2021 compared to cash flows used in investing activities of $201.9 million during the year ended December 31, 2020, representing a change of $401.3 million. The increase in cash flows used in investing activities was primarily attributable to a $645.1 million increase in cash spent on the acquisitions of investment properties and an increase in leasing commissions paid of $1.3 million. This was partially offset by an increase of $72.4 million from proceeds on the sale of investment properties and an increase of repayments of real estate loans receivable of $63.7 million. Additionally, real estate loans issued decreased $99.0 million in 2021 and there was a $9.3 million decrease in investment of unconsolidated entities.

Cash flows from financing activities. Cash flows provided by financing activities was $363.0 million during the year ended December 31, 2021 compared to cash flows used in financing activities of $31.2 million during the year ended December 31, 2020, representing a change of $394.3 million. This is primarily due the issuance of senior unsecured notes with net proceeds of $495.7 million, issuance of $136.1 million of mortgage debt, a decrease of $31.0 million of net paydowns to our credit facility in 2021, and a decrease of $12.5 million of principal payments on mortgage debt and was partially offset by repurchases of Series A Preferred Units of $151.2 million, a decrease of $96.3 million in sales of our common shares pursuant to the ATM Programs (as defined herein), and by an increase of $11.8 million of dividends paid to shareholders. Additionally, there was $8.3 million of payments made on a financing lease, $7.3 million of costs related to debt issuance, and repurchases of OP Units of $5.7 million.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019 (in thousands).

A discussion of cash flows for the year ended December 31, 2019 is found in Item 7 of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on April 9, 2021, which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Relations portion of our website (www.docreit.com).

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acceleration of deferred financing costs, net change in fair value of contingent consideration, and other normalizing items. However, our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income	$86,783	$68,488	$77,186
Earnings per share - diluted	$0.39	$0.32	$0.39

Net income	$86,783	$68,488	$77,186
Net income attributable to noncontrolling interests - partially owned properties	(607)	(574)	(548)
Preferred distributions	(13)	(1,241)	(1,209)
Depreciation and amortization expense	157,437	149,208	146,072
Depreciation and amortization expense - partially owned properties	(280)	(297)	(282)
Gain on sale of investment properties, net	(24,165)	(5,842)	(31,309)
Impairment loss	340	4,872	—
Proportionate share of unconsolidated joint venture adjustments	8,860	7,063	715
FFO applicable to common shares	$228,355	$221,677	$190,625
FFO per common share	$1.02	$1.05	$0.99
Net change in fair value of derivative	—	—	1
Loss on extinguishment of debt	4,025	—	—
Net change in fair value of contingent consideration	—	(715)	(37)
Normalized FFO applicable to common shares	$232,380	$220,962	$190,589
Normalized FFO per common share	$1.04	$1.05	$0.99

Weighted average number of common shares outstanding	223,060,556	211,145,917	191,626,320

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$86,783	$68,488	$77,186
Normalized FFO applicable to common shares	$232,380	$220,962	$190,589

Normalized FFO applicable to common shares	$232,380	$220,962	$190,589
Non-cash share compensation expense	15,032	12,486	10,115
Straight-line rent adjustments	(8,671)	(12,395)	(9,986)
Amortization of acquired above/below-market leases/assumed debt	3,459	3,462	3,485
Amortization of lease inducements	1,157	1,156	1,312
Amortization of deferred financing costs	2,325	2,372	2,416
TI/LC and recurring capital expenditures	(25,532)	(19,042)	(19,544)
Loan reserve adjustments	(133)	84	—
Proportionate share of unconsolidated joint venture adjustments	(998)	(624)	(36)
Normalized FAD applicable to common shares	$219,019	$208,461	$178,351

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$86,783	$68,488	$77,186
General and administrative	37,757	33,763	33,099
Depreciation and amortization	157,870	149,590	146,436
Interest expense	60,136	57,179	65,022
Net change in the fair value of derivative	—	—	1
Gain on sale of investment properties, net	(24,165)	(5,842)	(31,309)
Impairment loss	340	4,872	—
Proportionate share of unconsolidated joint venture adjustments	14,358	10,458	1,048
NOI	$333,079	$318,508	$291,483

NOI	$333,079	$318,508	$291,483
Straight-line rent adjustments	(8,671)	(12,395)	(9,986)
Amortization of acquired above/below-market leases	3,521	3,524	3,547
Amortization of lease inducements	1,157	1,156	1,312
Loan reserve adjustments	(133)	84	—
Change in fair value of contingent consideration	—	(715)	(37)
Proportionate share of unconsolidated joint venture adjustments	(690)	(581)	(36)
Cash NOI	$328,263	$309,581	$286,283

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

As of December 31, 2021, we had a total of $9.9 million of cash and cash equivalents and $726.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets or exercising our accordion feature. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the 12 months. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

Credit Facility

On September 24, 2021, the Operating Partnership, as borrower, and the Trust, as guarantor, executed the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which extended the maturity date of the revolving credit facility under the Credit Agreement to September 24, 2025 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes an unsecured revolving credit facility of $1.0 billion and contains a term loan feature of $250 million, bringing total borrowing capacity to $1.3 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.75 billion. The revolving credit facility under the Credit Agreement also includes two, six-month extension options.

As of December 31, 2021, the Company had $274.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, $726.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets or exercising our accordion feature. On October 13, 2021, the Company used the proceeds from the senior notes to pay off and extinguish the $250 million term loan feature of the Credit Agreement. The Operating Partnership simultaneously terminated the existing pay-fixed receive-variable rate swaps associated with the full term loan borrowing of $250.0 million. As defined by the Credit Agreement, the term loan feature is no longer available to the Company. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of December 31, 2021, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

On October 13, 2021, the Operating Partnership issued $500.0 million in aggregate principal amount of 2.625% Senior Notes due November 1, 2031 (the “2031 Senior Notes”) in a public offering (the “October Debt Offering”) through underwriters for whom J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc., and PNC Capital Markets LLC acted as representatives (the “Representatives”) pursuant to an underwriting agreement, dated October 7, 2021 (the “Underwriting Agreement”), among the Operating Partnership, the Trust, and the Representatives.

The 2031 Senior Notes were registered under the Securities Act on the Trust’s and the Operating Partnership’s automatic shelf registration statement on Form S-3ASR (File No. 333-236725), filed with the Commission on February 27, 2020.

The 2031 Senior Notes began accruing interest on October 13, 2021 and began paying interest semi-annually beginning May 1, 2022. The 2031 Senior Notes were sold at an issue price of 99.789% of their face value, before the underwriters’ discount. Our net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $495.1 million. We used the net proceeds of the October Debt Offering to pay off the existing balance of the unsecured revolving credit facility and the term loan feature of the Credit Agreement. The Operating Partnership simultaneously terminated each of the existing pay-fixed receive-variable rate swaps associated with the term loan borrowing.

The 2031 Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the 2031 Senior Notes

ATM Programs

During the fiscal year-ended December 31, 2021, we issued and sold pursuant to the ATM Programs (as defined herein) 14,656,078 common shares at a weighted average price of $18.45 per share, resulting in net proceeds to us of approximately $267.7 million. See to Note 1 (Organization and Business) to our accompanying consolidated financial statements for further detail.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of December 31, 2021, the Company had issued 177,451 common shares under the DRIP since its inception.

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

Revenues

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

Rental and related revenues also include expense recoveries, which relate to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized in the period the applicable expenses are incurred. The reimbursements are recorded gross, as these costs are incurred by the Company and reimbursed by the tenants. We have certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses and we do not recognize expense recoveries.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we have investments in two unconsolidated joint ventures with ownership interests of 49% and 12.3%. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $762.1 million (of which our proportionate share is approximately $129.6 million). See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Inflation

Historically, inflation has not had a significant impact on the operating performance of our properties. Some of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. As of December 31, 2021, 6.2% of the Company’s annual rent escalators are determined by changes in CPI or other measures. Most of our lease agreements also require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes, and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one interest rate swap. See Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives) to our consolidated financial statements included in Item 7 to this report for further detail on our interest rate swap.

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

Fixed Interest Rate Debt

As of December 31, 2021, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 78.5% of our total consolidated debt, excluding the impact of our interest rate swap. We entered into a pay-fixed receive-variable rate swap for $36.1 million of our mortgage debt, fixing the LIBOR component of the borrowing rate to 1.43%, for an all-in fixed rate as of December 31, 2021 of 3.33%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of October 31, 2024.

Assuming the effects of the interest rate swap agreement, our fixed interest rate debt would represent 80.3% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of December 31, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.6 billion. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2021. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of December 31, 2021, our consolidated variable interest rate debt totaled $415.7 million, which represented 21.5% of our total consolidated debt. Assuming the effects of the interest rate swap agreement, our variable interest rate debt would represent 19.7% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $379.6 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR and SOFR were to change by 100 basis points, interest expense on our variable rate debt as of December 31, 2021 would change by approximately $2.8 million and $1.0 million annually, respectively.

Derivative Instruments

As of December 31, 2021, we had one outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk, with a total notional amount of $36.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace this swap in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of December 31, 2021, we had total consolidated indebtedness of approximately $1.9 billion. The weighted average interest rate on our consolidated indebtedness was 3.20% (based on the 30-day LIBOR rate of 0.10% and a SOFR rate of 0.05% as of December 31, 2021). As of December 31, 2021, we had approximately $379.6 million, or approximately 19.7%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2021 (in thousands):

	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$274,000	Floating	LIBOR + 0.85%	9/24/2025
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
March 2017 Notes	400,000	Fixed	4.30%	3/15/2027
December 2017 Notes	350,000	Fixed	3.95%	1/15/2028
October 2021 Notes	500,000	Fixed	2.625%	11/1/2031
Mid Coast Hospital MOB (1)	5,629	Floating	LIBOR + 2.75%	11/13/2028
Eden Hill Medical Center (2)	36,050	Fixed	3.33%	10/31/2024
CareMount Medical - Lake Katrine MOB	24,234	Fixed	4.63%	11/6/2024
Gwinnett Physicians Center	15,111	Fixed	4.83%	12/1/2022
University of Florida Health North MOB	60,000	Floating	SOFR + 1.85%	12/20/2026
Jackson Baptist Medical Center - Belhaven	20,000	Floating	SOFR + 1.85%	12/16/2026
Old Bridge Medical Office Building	20,000	Floating	SOFR + 1.85%	12/20/2026
Total principal	1,930,024
Unamortized deferred financing costs	(9,694)
Unamortized discounts	(8,423)
Unamortized fair value adjustments	11
Total	$1,911,918
(1)We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.
(2)Our mortgage debt related to Eden Hill Medical Center bears interest at a rate equal to LIBOR + 1.90%. We have entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.43%, resulting in an effective interest rate of 3.33%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	66

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	68

Consolidated Balance Sheets at December 31, 2021 and 2020	69
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020, and 2019	70
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019	71
Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020, and 2019	72
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	73

Notes to Consolidated Financial Statements	74

The report of Physicians Realty Trust’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K at the page number referenced above. Their consent appears as Exhibit 23 of this form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of net real estate property for impairment

Description of the Matter
As of December 31, 2021, the Company’s consolidated balance sheet included net real estate property of $4.6 billion. As described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relation to its expected undiscounted future cash flows. The Company adjusts the net book value of long-lived assets to fair value if the sum of the expected future undiscounted cash flows is less than book value.

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

Purchases of Investment Property

Description of the Matter
During the year ended December 31, 2021, the Company acquired controlling interests in 24 operating health care properties for an aggregate purchase price of $972.5 million. The transactions were accounted for as asset acquisitions and the purchase prices were allocated based on the relative fair values of the tangible and identified intangible assets acquired and liabilities assumed. As more fully described in Note 2 to the consolidated financial statements, the estimates used in determining the relative fair values may be based on appraisals, internal analyses of recently acquired and existing comparable properties in the Company’s portfolio and other available market data.

Auditing the Company’s estimate of the fair value of the acquired tangible and identified intangible assets and liabilities is complex and requires a higher degree of auditor judgment due to the judgment used by management in selecting key assumptions based on recent comparable transactions or other market data, which are primarily unobservable inputs. The allocation of purchase price to the components of properties acquired could have an effect on the Company’s net income due to the varying useful lives applicable to each component and the recognition of the related depreciation or amortization expense in the Company’s consolidated statements of income and comprehensive income.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the fair value of acquired assets and liabilities and allocating purchase price to the various components, including controls over management’s determination and review of the significant assumptions used in the analyses and described above.

We evaluated the use of the key assumptions in the valuation models and recalculated the model’s results. To test the fair values of acquired tangible and intangible assets and liabilities used in the purchase price allocation, we performed procedures to evaluate the valuation methods and significant assumptions used by management. We evaluated the completeness and accuracy of the underlying data supporting the determination of the various inputs. We involved our real estate valuation specialists to assist us in evaluating the Company’s methodology and assumptions, including those related to land and building values, estimated replacement costs and market rental rates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Milwaukee, Wisconsin
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited Physicians Realty Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Physicians Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Physicians Realty Trust at December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included in the Index at Item 15 and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 24, 2022

Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
ASSETS	2021	2020
Investment properties:
Land and improvements	$235,453	$231,621
Building and improvements	4,612,561	3,824,796
Tenant improvements	86,018	73,145
Acquired lease intangibles	498,221	406,935
	5,432,253	4,536,497
Accumulated depreciation	(821,036)	(687,554)
Net real estate property	4,611,217	3,848,943
Real estate held for sale	1,964	—
Right-of-use lease assets, net	235,483	137,180
Real estate loans receivable, net	117,844	198,800
Investments in unconsolidated entities	69,793	77,755
Net real estate investments	5,036,301	4,262,678
Cash and cash equivalents	9,876	2,515
Tenant receivables, net	4,948	4,757
Other assets	131,584	144,000
Total assets	$5,182,709	$4,413,950
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$267,641	$412,322
Notes payable	1,464,008	968,653
Mortgage debt	180,269	57,875
Accounts payable	6,651	7,007
Dividends and distributions payable	57,246	52,116
Accrued expenses and other liabilities	86,254	91,929
Lease liabilities	104,957	74,116
Acquired lease intangibles, net	21,569	6,641
Total liabilities	2,188,595	1,670,659

Redeemable noncontrolling interests - Series A Preferred Units (2020) and partially owned properties	7,081	28,289

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 224,678,116 and 209,550,592 common shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,247	2,096
Additional paid-in capital	3,610,954	3,303,231
Accumulated deficit	(776,001)	(658,171)
Accumulated other comprehensive loss	(892)	(5,859)
Total shareholders’ equity	2,836,308	2,641,297
Noncontrolling interests:
Operating Partnership	150,241	73,302
Partially owned properties	484	403
Total noncontrolling interests	150,725	73,705
Total equity	2,987,033	2,715,002
Total liabilities and equity	$5,182,709	$4,413,950
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data)

	December 31,
	2021	2020	2019
Revenues:
Rental and related revenues	$436,893	$418,190	$404,379
Interest income on real estate loans and other	20,806	19,315	10,902
Total revenues	457,699	437,505	415,281
Expenses:
Interest expense	60,136	57,179	65,022
General and administrative	37,757	33,763	33,099
Operating expenses	137,408	128,198	124,819
Depreciation and amortization	157,870	149,590	146,436
Impairment loss	340	4,872	—
Total expenses	393,511	373,602	369,376
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	64,188	63,903	45,905
Equity in loss of unconsolidated entities	(1,570)	(1,257)	(28)
Gain on sale of investment properties, net	24,165	5,842	31,309
Net income	86,783	68,488	77,186
Net income attributable to noncontrolling interests:
Operating Partnership	(2,211)	(1,797)	(2,155)
Partially owned properties (1)	(607)	(574)	(548)
Net income attributable to controlling interest	83,965	66,117	74,483
Preferred distributions	(13)	(1,241)	(1,209)
Net income attributable to common shareholders	$83,952	$64,876	$73,274
Net income per share:
Basic	$0.39	$0.32	$0.39
Diluted	$0.39	$0.32	$0.39
Weighted average common shares:
Basic	216,135,385	204,243,768	185,770,251
Diluted	223,060,556	211,145,917	191,626,320
Dividends and distributions declared per common share	$0.92	$0.92	$0.92
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands)

	December 31,
	2021	2020	2019
Net income	$86,783	$68,488	$77,186
Other comprehensive income (loss):
Change in fair value of interest rate swap agreements, net	1,672	(10,180)	(10,112)
Reclassification of accumulated losses on interest rate swap to earnings	3,295	—	—
Total other comprehensive income (loss)	4,967	(10,180)	(10,112)
Comprehensive income	91,750	58,308	67,074
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(2,461)	(1,522)	(1,863)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(607)	(574)	(548)
Comprehensive income attributable to common shareholders	$88,682	$56,212	$64,663

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$1,824	$2,791,555	$(428,307)	$14,433	$2,379,505	$67,477	$678	$68,155	$2,447,660
Cumulative effect of changes in accounting standards	—	(239)	—	—	(239)	—	—	—	(239)
Net proceeds from sale of common shares	74	131,555	—	—	131,629	—	—	—	131,629
Restricted share award grants, net	2	7,918	(898)	—	7,022	—	—	—	7,022
Purchase of OP Units	—	—	—	—	—	(14,023)	—	(14,023)	(14,023)
Dividends/distributions declared	—	—	(172,324)	—	(172,324)	(4,947)	—	(4,947)	(177,271)
Preferred distributions	—	—	(1,209)	—	(1,209)	—	—	—	(1,209)
Issuance of OP Units in connection with acquisition	—	—	—	—	—	22,598	—	22,598	22,598
Contributions	—	—	—	—	—	—	572	572	572
Distributions	—	—	—	—	—	—	(174)	(174)	(174)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(309)	(939)	—	(1,248)	—	—	—	(1,248)
Buyout of Noncontrolling Interest - partially owned properties	—	(122)	—	—	(122)	—	(990)	(990)	(1,112)
Change in fair value of interest rate swap agreements	—	—	—	(10,112)	(10,112)	—	—	—	(10,112)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,563	—	—	1,563	(1,563)	—	(1,563)	—
Net income	—	—	74,483	—	74,483	2,155	253	2,408	76,891
Balance at December 31, 2019	1,900	2,931,921	(529,194)	4,321	2,408,948	71,697	339	72,036	2,480,984
Cumulative effect of changes in accounting standards	—	(147)	—	—	(147)	—	—	—	(147)
Net proceeds from sale of common shares	194	364,194	—	—	364,388	—	—	—	364,388
Restricted share award grants, net	2	9,510	(1,783)	—	7,729	—	—	—	7,729
Purchase of OP Units	—	—	—	—	—	(515)	—	(515)	(515)
Conversion of OP Units	—	41	—	—	41	(41)	—	(41)	—
Dividends/distributions declared	—	—	(190,751)	—	(190,751)	(5,123)	—	(5,123)	(195,874)
Preferred distributions	—	—	(1,241)	—	(1,241)	—	—	—	(1,241)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	3,067	—	3,067	3,067
Distributions	—	—	—	—	—	—	(210)	(210)	(210)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	132	(1,319)	—	(1,187)	—	—	—	(1,187)
Change in fair value of interest rate swap agreements	—	—	—	(10,180)	(10,180)	—	—	—	(10,180)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,420)	—	—	(2,420)	2,420	—	2,420	—
Net income	—	—	66,117	—	66,117	1,797	274	2,071	68,188
Balance at December 31, 2020	2,096	3,303,231	(658,171)	(5,859)	2,641,297	73,302	403	73,705	2,715,002
Net proceeds from sale of common shares	147	267,979	—	—	268,126	—	—	—	268,126
Restricted share award grants, net	4	10,722	(1,312)	—	9,414	—	—	—	9,414
Purchase of OP Units	—	—	—	—	—	(6,237)	—	(6,237)	(6,237)
Dividends/distributions declared	—	—	(200,926)	—	(200,926)	(6,457)	—	(6,457)	(207,383)
Preferred distributions	—	—	(13)	—	(13)	—	—	—	(13)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	116,467	—	116,467	116,467
Distributions	—	—	—	—	—	—	(224)	(224)	(224)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	(23)	456	—	433	—	—	—	433
Derecognition of cash flow hedge	—	—	—	3,295	3,295	—	—	—	3,295
Change in fair value of interest rate swap agreements	—	—	—	1,672	1,672	—	—	—	1,672
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	29,045	—	—	29,045	(29,045)	—	(29,045)	—
Net income	—	—	83,965	—	83,965	2,211	305	2,516	86,481
Balance as of December 31, 2021	$2,247	$3,610,954	$(776,001)	$(892)	$2,836,308	$150,241	$484	$150,725	$2,987,033
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$86,783	$68,488	$77,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	157,870	149,590	146,436
Amortization of deferred financing costs	2,325	2,372	2,416
Amortization of lease inducements and above/below-market lease intangibles	4,678	4,680	4,859
Straight-line rental revenue/expense	(8,671)	(12,395)	(9,986)
Amortization of discount on unsecured senior notes	737	629	603
Amortization of above market assumed debt	(62)	(62)	(62)
Derecognition of cash flow hedge	3,295	—	—
Loss on extinguishment of deferred financing costs	730	—	—
Gain on sale of investment properties, net	(24,165)	(5,842)	(31,309)
Equity in loss of unconsolidated entities	1,570	1,257	28
Distributions from unconsolidated entities	6,928	5,515	119
Change in fair value of derivatives	—	15	1
Provision for bad debts	(90)	513	2,206
Non-cash share compensation	15,032	12,486	10,115
Net change in fair value of contingent consideration	—	(715)	(37)
Impairment on investment properties	340	4,872	—
Change in operating assets and liabilities:
Tenant receivables	(2,863)	(1,404)	(5,902)
Other assets	4,185	(7,201)	(2,955)
Accounts payable	(356)	659	2,462
Accrued expenses and other liabilities	(711)	9,840	4,997
Net cash provided by operating activities	247,555	233,297	201,177
Cash Flows from Investing Activities:
Proceeds on sale of investment properties	92,711	20,269	20,934
Acquisition of investment properties, net	(718,179)	(73,040)	(113,081)
Investment in unconsolidated entities	(9,069)	(18,390)	(25,954)
Acquisition of noncontrolling interests	—	—	(1,112)
Escrowed cash - acquisition deposits/earnest deposits	(781)	(179)	(10)
Capital expenditures on investment properties	(32,566)	(33,887)	(40,137)
Issuances of real estate loans receivable	(16,213)	(115,220)	(100,744)
Repayments of real estate loans receivable	84,874	21,194	7,855
Leasing commissions	(3,997)	(2,660)	(3,057)
Lease inducements	—	—	(2)
Net cash used in investing activities	(603,220)	(201,913)	(255,308)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	268,126	364,388	131,629
Proceeds from credit facility borrowings	710,541	364,000	454,000
Repayments on credit facility borrowings	(852,541)	(537,000)	(330,000)
Proceeds from issuance of mortgage debt	136,050	—	—
Proceeds from issuance of senior unsecured notes	495,695	—	—
Principal payments on mortgage debt	(13,027)	(25,477)	(25,184)
Debt issuance costs	(7,380)	(63)	(117)
Payments made on financing lease	(8,300)	—	—
Dividends paid - shareholders	(198,541)	(186,721)	(170,880)
Distributions to noncontrolling interests - Operating Partnership	(5,024)	(5,092)	(4,838)
Preferred distributions paid - OP Unit holders	(303)	(1,268)	(1,176)
Contributions to noncontrolling interests	—	—	572
Distributions to noncontrolling interests - partially owned properties	(648)	(628)	(582)
Payments of employee taxes for withheld stock-based compensation shares	(4,183)	(2,848)	(2,076)
Purchases of Series A Preferred Units	(151,202)	—	—
Purchases of OP Units	(6,237)	(515)	(14,023)
Net cash provided (used in) by financing activities	363,026	(31,224)	37,325
Net increase (decrease) in cash and cash equivalents	7,361	160	(16,806)
Cash and cash equivalents, beginning of year	2,515	2,355	19,161
Cash and cash equivalents, end of year	$9,876	$2,515	$2,355
Supplemental disclosure of cash flow information - interest paid during the year	$50,814	$54,813	$62,633
Supplemental disclosure of noncash activity—settlement of note receivable in exchange for Series A Preferred Units	$20,646	$—	$—
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements and redeemable equity - property	$1,672	$(10,180)	$(10,112)
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$263,008	$3,067	$25,200
Supplemental disclosure of noncash activity—Conversion of loan receivable in connection to the acquisition of investment property	$15,500	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of December 31, 2021, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

ATM Programs

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

In May 2021, the Trust and the Operating Partnership entered into an At Market Issuance Sales Agreement (the “2021 Sales Agreement”) with KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., and Raymond James & Associates, Inc. in their capacity as agents for the Company and/or forward sellers and Stifel, Nicolaus & Company, Incorporated in its capacity as sales agent for the Company (collectively, the “2021 Agents”) and Bank of Montreal, Credit Agricole Corporate and Investments Bank, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. as forward purchasers for the Company (the “Forward Purchasers”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million through the 2021 Agents (the “2021 ATM Program” and, together with the 2019 ATM Program the “ATM Programs”). The 2021 Sales Agreement contemplates that, in addition to the issuance and sale of the Trust’s common shares through the 2021 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of the Forward Purchasers. Upon entry into the 2021 Sales Agreement, we terminated the 2019 ATM Program.

During 2021 and 2020, the Trust’s issuance and sale of common shares pursuant to the ATM Programs was as follows (in thousands, except common shares and price):

	2021			2020
	Common shares sold	Weighted average price	Net proceeds	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	2,887,296	$18.32	$52,358	12,352,700	$19.57	$239,337
Quarterly period ended June 30	4,532,343	18.39	82,519	5,543,066	18.07	99,138
Quarterly period ended September 30	—	—	—	78,194	18.52	1,433
Quarterly period ended December 31	7,236,439	18.54	132,824	1,306,531	18.44	23,848
Year ended December 31	14,656,078	$18.45	$267,701	19,280,491	$19.06	$363,756

As of February 15, 2022, the Trust had $326.3 million remaining available under the 2021 ATM Program.

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

During the year ended December 31, 2021, the Operating Partnership issued 6,561,521 OP Units valued at approximately $116.5 million on the date of issuance to partially fund the acquisition of a portfolio. The portfolio had a total aggregate purchase price of approximately $750.0 million.

During the year ended December 31, 2020, the Operating Partnership issued 167,779 OP Units valued at approximately $3.1 million on the date of issuance to partially fund one property acquisition. The acquisition had a total aggregate purchase price of approximately $32.4 million.

As of December 31, 2021 and 2020, the Trust held a 95.0% and 97.3% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the consolidated balance sheets for the portion of consolidated properties that are not wholly owned by the Company. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statements of income.

Redeemable Noncontrolling Interests-Series A Preferred Units and Partially Owned Properties

On February 5, 2015, the Company entered into a Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) which provides for the designation and issuance of the Series A Participating Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”). Series A Preferred Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. Holders of Series A Preferred Units are entitled to a 5% cumulative return and upon redemption, the receipt of one common share and $200. The holders of the Series A Preferred Units agree not to cause the Operating Partnership to redeem their Series A Preferred Units prior to one year from the issuance date. In addition, Series A Preferred Units are redeemable at the option of the holders which redemption obligation may be satisfied, at the Trust’s option, in cash or registered common shares. Instruments that require settlement in registered common shares may not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered common shares. Due to the redemption rights associated with the Series A Preferred Units, the Company classifies the Series A Preferred Units in the mezzanine section of its consolidated balance sheets.

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

On January 9, 2018, the Hazelwood Medical Commons Transaction was partially funded with the issuance of 104,172 Series A Preferred Units, with a value of $22.7 million. In connection with the Hazelwood Medical Commons Transaction, the Operating Partnership agreed to pay additional purchase consideration under an earn-out agreement with the seller if certain lease-up requirements were achieved before January 8, 2023. On June 19, 2019, the Operating Partnership funded, with the issuance of 8,529 Series A Preferred Units, an earn-out payment valued at $1.9 million on the date of issuance. On August 1, 2019, the Operating Partnership funded, with the issuance of 3,409 Series A Preferred Units, a second earn-out payment valued at $0.7 million on the date of issuance. Both of these earn-out payments were capitalized to the cost basis of the property. As of December 31, 2020, there were 116,110 Series A Preferred Units outstanding. On January 4, 2021, all of these Series A Preferred Units were redeemed for a total value of $25.3 million.

On December 20, 2021, the Company completed the acquisition of a 14 medical office building portfolio for an aggregate purchase price of approximately $750.0 million (the “Landmark Portfolio”). The Landmark Portfolio was partially funded through an aggregate 672,978 Series A Preferred Units valued at approximately $146.5 million on the date of issuance. On December 28, 2021, all of the Series A Preferred Units were redeemed for a total value of $146.5 million and as a result of this redemption, there are no Series A Preferred Units outstanding as of December 31, 2021.

In connection with the Company’s acquisitions of the medical office building, ambulatory surgery center, and hospital located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which may, at the holders’ option, be redeemed at any time after May 1, 2023. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheets. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. The value of the Company’s redeemable noncontrolling interests as of December 31, 2021 and December 31, 2020 is $7.1 million and $7.7 million, respectively.

Dividends and Distributions

Dividends and distributions for the years ended December 31, 2021, 2020, and 2019 are as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 22, 2021	January 4, 2022	January 18, 2022	$0.23
September 22, 2021	October 4, 2021	October 15, 2021	$0.23
June 18, 2021	July 2, 2021	July 16, 2021	$0.23
March 19, 2021	April 2, 2021	April 16, 2021	$0.23
December 18, 2020	January 5, 2021	January 20, 2021	$0.23
September 21, 2020	October 2, 2020	October 16, 2020	$0.23
June 18, 2020	July 2, 2020	July 17, 2020	$0.23
March 19, 2020	April 2, 2020	April 16, 2020	$0.23
December 20, 2019	January 3, 2020	January 17, 2020	$0.23
September 20, 2019	October 3, 2019	October 18, 2019	$0.23
June 21, 2019	July 3, 2019	July 18, 2019	$0.23
March 22, 2019	April 3, 2019	April 18, 2019	$0.23

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

The following table sets forth the federal income tax status of distributions per common share and OP Unit for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Per common share and OP Unit:
Ordinary dividends	$—	$—	$—
Section 199A Qualified REIT Dividend	0.4856	0.4798	0.4035
Qualified dividends	—	—	—
Capital gain distributions	—	—	0.0003
Non-dividend distributions	0.4344	0.4402	0.5162
Total	$0.9200	$0.9200	$0.9200

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

The Company recorded an impairment charge of $0.3 million on one medical office building in Traverse City, Michigan during the year ended December 31, 2021. The Company recorded an impairment charge of $4.9 million on one medical office building in Grand Rapids, Michigan during the year ended December 31, 2020. The Company did not record an impairment charge in the year ended December 31, 2019.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. One property was classified as held for sale as of December 31, 2021 and no properties were classified as held for sale as of December 31, 2020, and dispositions during the years ended December 31, 2021, 2020, and 2019 did not qualify as discontinued operations.

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

On October 31, 2019 the Company contributed an equity investment of $8.9 million for an aggregate investment of $26.5 million, which includes our pro-rata share of debt, to acquire a 49% membership interest in MedCore Realty Eden Hill, LLC (“Eden Hill Joint Venture”), which owns a 140,205 square foot medical office facility located in Dover, Delaware. On October 15, 2021, the Company completed the acquisition of the remaining 51% membership interest for approximately $33.2 million.

On November 22, 2019 the Company contributed two properties valued at $39.0 million and paid additional consideration of $17.0 million for a 12.3% equity interest in the PMAK MOB JV REOC, LLC (“PMAK Joint Venture”). As of December 31, 2021 this joint venture owns 60 medical office facilities located in 19 states.

On December 11, 2020 and August 18, 2021 the Company contributed $18.3 million and $7.3 million, respectively, to acquire a membership interest in Davis Medical Investors, LLC (“Davis Joint Venture”). As of December 31, 2021, the Company holds a 49% membership interest in the Davis Joint Venture, which owns nine medical office facilities located in five states.

Real Estate Loans Receivable

Real estate loans receivable consists of 12 mezzanine loans, one construction loan, and two term loans as of December 31, 2021. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loan is secured by a mortgage on the land and improvements as constructed. Interest income on loans is recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. For the year ended December 31, 2021, the Company’s loan loss reserves are $0.1 million. For the year ended December 31, 2020 the Company’s loan loss reserves are $0.2 million.

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

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, are included in other assets and were approximately $95.4 million and $86.6 million as of December 31, 2021 and December 31, 2020, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASU 2016-02, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $0.4 million, $0.5 million, and $9.8 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

Rental revenue is adjusted by the amortization of lease inducements and above-market or below-market rents on certain leases. Lease inducements and above-market or below-market rents are amortized on a straight-line basis over the remaining lease term. Rental and related revenues also include expense recoveries, which relate to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized in the period the applicable expenses are incurred. The reimbursements are recorded gross, as these costs are incurred by the Company and reimbursed by the tenants. We have certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses and we do not recognize expense recoveries.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2021, the Company had one outstanding interest rate swap, designated as a cash flow hedge of interest rate risk. Further detail is provided in Note 7 (Derivatives).

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

Commitments

Certain of the Company’s acquisitions provide for additional consideration to the seller in the form of an earn-out associated with lease-up contingencies. The Company recognizes the earn-out related to asset acquisitions only if certain parameters or other substantive contingencies are met, at which time the consideration becomes payable.

Certain of the Company’s leases also provide for consideration available to tenants as a tenant improvement allowance. Based on existing leases as of December 31, 2021, committed but unspent tenant related obligations were $77.7 million.

Related Parties

The Company recognized rental revenues totaling $7.9 million in 2021, $7.5 million in 2020, and $8.0 million in 2019 from Baylor Scott and White Health. The Company recognized rental revenues totaling $0.6 million in 2021, 2020, and 2019 from Advocate Aurora Health. Both are health care systems affiliated with certain members of the Trust’s Board of Trustees.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides optional relief to applying reference rate reform to changing reference rates, contracts, hedging relationships, and other transactions that reference LIBOR, which has been discontinued at the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company will continue to use published LIBOR rates through June of 2023 at which time the Company does not expect the replacement benchmark to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2022, with no material effect on its consolidated financial statements.

Note 3. Investment and Disposition Activity

During 2021, the Company completed the acquisition of 24 operating health care properties, which includes the remaining 51% membership interest in the Eden Hill Joint Venture, and three medical condominium units located in 14 states, for an aggregate purchase price of approximately $973.2 million, excluding the conversion of a previously outstanding construction loan of $15.5 million. The Company also paid $0.3 million of additional purchase consideration on one property under an earn-out agreement. Additionally, the Company funded three mezzanine loans for $8.9 million, and closed on a $10.5 million construction loan, funding $7.3 million as of December 31, 2021. The Company also acquired membership interests in one joint venture for approximately $7.3 million, resulting in total investment activity of approximately $997.0 million. As part of these investments, the Company incurred approximately $5.9 million of capitalized transaction costs.

Investment activity for the year ending December 31, 2021 is summarized below:

Investment		Location	Acquisition Date	Investment Amount (in thousands)
Earnout - TOPA Fort Worth MOB		Fort Worth, TX	January 11, 2021	$298
AdventHealth Wesley Chapel MOB II		Wesley Chapel, FL	April 21, 2021	35,251
TOPA Denton	(1)	Denton, TX	June 11, 2021	—
InterMed MOB - Davis Joint Venture	(2)	Portland, ME	August 18, 2021	7,291
Atkins Portfolio (5 MOBs)		Various	August 30, 2021	54,090
HonorHealth - Sonoran MOB		Phoenix, AZ	September 23, 2021	31,750
Eden Hill Medical Center	(3)	Dover, DE	October 15, 2021	33,180
HonorHealth - Neuroscience Institute		Scottsdale, AZ	October 27, 2021	67,250
Landmark Portfolio (14 MOBs)	(4)	Various	December 20, 2021	750,000
Atlanta Medical Condominium Investment		Atlanta, GA	Various	1,653
Loan Investments		Various	Various	16,214
				$996,977
(1)The Company funded this investment through the conversion and satisfaction of a previously outstanding construction loan of $15.5 million.
(2)The Company purchased a 49% membership interest in this property through the Davis Joint Venture.
(3)The Company purchased the remaining 51% membership interest in the MedCore Realty Eden Hill, LLC joint venture, and as of December 31, 2021 owns 100% of this property.
(4)This portfolio was funded through an aggregate 6,561,521 OP Units and 672,978 Series A Preferred Units issued by the Operating Partnership valued at approximately $116.5 million and $146.5 million, respectively, on the date of issuance. The Company also financed an aggregate $100.0 million through three new mortgages and paid $386.3 million of cash. On December 28, 2021, all of the Series A Preferred Units were redeemed for a total value of $146.5 million and as a result of this redemption, there are no Series A Preferred Units outstanding.

During 2021, the Company recorded revenues and net loss of $8.7 million and $1.3 million, respectively, from its 2021 acquisitions.

During 2020, the Company completed acquisitions of seven operating health care properties located in six states, for an aggregate purchase price of approximately $74.5 million, excluding the conversion of a previously outstanding term loan of $47.0 million and the satisfaction of one construction loan of $29.1 million. The Company also paid $1.1 million of additional purchase consideration on two properties under earn-out agreements and acquired one land parcel through the conversion and satisfaction of a previously outstanding term loan for $0.2 million. Additionally, the Company funded twelve mezzanine loans for $79.6 million, one term loan for $10.0 million, $25.4 million of previous construction loan commitments, which includes the final funding on the Denton and Sacred Heart ASC construction loans, and an additional $0.3 million to an existing term loan. The Company also acquired a membership interest in one joint venture for approximately $18.3 million, resulting in total investment activity of approximately $209.3 million. As part of these investments, we incurred approximately $1.3 million of capitalized costs.

Investment activity for the year ending December 31, 2020 is summarized below:

Investment		Location	Acquisition Date	Purchase Price (in thousands)
El Paso, Texas Land	(1)	El Paso, TX	January 17, 2020	$215
Westerville MOB		Westerville, OH	February 28, 2020	10,683
TOPA Fort Worth	(2)	Fort Worth, TX	March 16, 2020	1,500
Ascension St. Vincent Cancer Center		Newburgh, IN	September 11, 2020	21,085
Health Center at Easton		Easton, PA	November 23, 2020	15,775
Hartford HealthCare Cancer Center		Manchester, CT	December 8, 2020	16,855
Davis Joint Venture	(3)	Various	December 11, 2020	18,252
Sacred Heart Summit Medical Office and ASC	(4)	Pensacola, FL	December 18, 2020	3,264
Westerville II MOB		Westerville, OH	December 23, 2020	5,350
Landmark Mezzanine Loan Portfolio		Various	Various	54,250
Loan Investments		Various	Various	60,971
Earn-out Investments	(5)	Various	Various	1,136
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

For 2020, the Company recorded revenues and net income of $5.3 million and $0.7 million, respectively, from its 2020 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2021	December 31, 2020
Land	$15,497	$8,841
Building and improvements	840,591	128,594
In-place lease intangibles	90,336	18,165
Above market in-place lease intangibles	13,804	118
Below market in-place lease intangibles	(16,326)	(1,962)
Right-of-use asset	100,589	444
Receivables	—	140
Prepaid expenses	129	(771)
Lease liability	(39,400)	—
Net assets acquired (1)	$1,005,220	$153,569
Issuance of Series A Preferred Units	(146,541)	—
Issuance of OP Units	(116,467)	(3,067)
Satisfaction of real estate loans receivable and conversion of JV interest	(24,033)	(77,462)
Cash used in acquisition of investment property	$718,179	$73,040
(1) Net assets acquired does not include acquisition credits of $6.8 million for the year ended December 31, 2021 and $1.0 million for the year ended December 31, 2020, which consist primarily of future tenant improvements and capital expenditure commitments received as credits at the time of acquisition.

Dispositions

For the year ended December 31, 2021, the Company sold seven properties and five adjacent parcels of vacant land located in five states for approximately $94.4 million and recognized a net gain of approximately $24.2 million.

For the year ended December 31, 2020, the Company sold two medical office buildings for approximately $20.5 million and recognized a net gain on the sales of approximately $5.8 million.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding the asset classified as held for sale, as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$441,072	$(201,885)	$239,187	$362,837	$(173,862)	$188,975
Above-market leases	57,149	(24,437)	32,712	43,386	(20,670)	22,716
Liabilities
Below-market lease	$32,155	$(10,585)	$21,570	$15,882	$(9,241)	$6,641

The following is a summary of the Company’s acquired lease intangible amortization for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	December 31,
	2021	2020	2019
Amortization expense related to in-place leases	$34,570	$34,691	$35,984
Decrease of rental income related to above-market leases	3,808	3,846	4,354
Increase of rental income related to below-market leases	1,398	1,417	1,886

For the year ended December 31, 2021, the Company wrote off in-place lease assets of approximately $1.3 million with accumulated amortization of $0.9 million, for a net loss of approximately $0.4 million.

Future aggregate net amortization of the Company’s acquired lease intangibles, excluding one asset classified as held for sale, as of December 31, 2021, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2022	$2,846	$43,256
2023	2,426	39,434
2024	2,231	34,011
2025	1,701	28,248
2026	565	21,342
Thereafter	1,373	72,896
Total	$11,142	$239,187

For the year ended December 31, 2021, the weighted average amortization periods for asset lease intangibles and liability lease intangibles are 8 years and 9 years, respectively. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

Note 5. Other Assets

Other assets consisted of the following, excluding the asset classified as held for sale if applicable, as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Straight-line rent receivable, net	$95,443	$86,551
Leasing commissions, net	11,627	9,282
Prepaid expenses	8,910	9,401
Lease inducements, net	8,293	9,396
Escrows	1,780	1,507
Notes receivable, net	1,097	23,760
Other	4,434	4,103
Total	$131,584	$144,000

Note 6. Debt

The following is a summary of debt as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Fixed interest mortgage notes (1)	$75,395	$51,896
Variable interest mortgage note (2)	105,629	6,105
Total mortgage debt	181,024	58,001
$1.0 billion unsecured revolving credit facility bearing variable interest, due September 2025 (3)	274,000	166,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	—
$250 million unsecured term borrowing bearing fixed interest, due June 2023 (4)	—	250,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,930,024	1,449,001
Unamortized deferred financing costs	(9,694)	(5,369)
Unamortized discounts	(8,423)	(4,855)
Unamortized fair value adjustments	11	73
Total debt	$1,911,918	$1,438,850
(1)As of December 31, 2021, fixed interest mortgage notes bear interest from 3.33% to 4.83%, due in 2022 and 2024, with a weighted average interest rate of 4.05%. As of December 31, 2020, fixed interest mortgage notes bear interest from 4.63% and 5.50%, due in 2021, 2022, and 2024, with a weighted average interest rate of 4.78%. The notes are collateralized by three properties with a net book value of $151.9 million as of December 31, 2021 and four properties with a net book value of $110.3 million as of December 31, 2020. As of December 31, 2021, one mortgage bears interest at LIBOR + 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.43%.
(2)Variable interest mortgage notes bear variable interest of LIBOR plus 2.75% and SOFR plus 1.85% for a weighted average interest rate of 1.95% as of December 31, 2021. Variable interest mortgage note bears variable interest of LIBOR plus 2.75%, for an interest rate of 2.90% as of December 31, 2020. The notes are collateralized by four properties with a net book value of $307.2 million as of December 31, 2021 and one property with a net book value of $8.3 million as of December 31, 2020.
(3)As of December 31, 2021, the unsecured revolving credit facility bears variable interest of LIBOR plus 0.85%. As of December 31, 2020, the unsecured revolving credit facility had a variable interest rate of LIBOR plus 0.90%.
(4)As of December 31, 2020, the term loan feature of the Credit Agreement bears interest at a rate equal to LIBOR + 1.00%. The Trust had entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.07%.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2021, the Trust had investment grade ratings of Baa2 from Moody’s, BBB from S&P, and BBB from Fitch. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.85%. The Credit Agreement includes a facility fee equal to 0.20% per annum as of December 31, 2021, which is also determined by the Trust’s investment grade rating.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Pursuant to the credit agreement, borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for a current all-in fixed rate of 2.07%. Both the borrowing and pay-fixed receive-variable swap had a maturity date of June 10, 2023.

On October 13, 2021, the Company used the proceeds from the senior notes to pay off the $250.0 million term loan feature of the Credit Agreement. As defined by the Credit Agreement, the term loan feature is no longer available to the Company. The Operating Partnership simultaneously terminated the existing pay-fixed receive-variable rate swaps associated with the full term loan borrowing of $250.0 million. As part of the termination, the Company made total cash payments of $3.3 million to the counterparties of the swap agreements.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2021, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of December 31, 2021, the Company had $274.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, the unencumbered borrowing base as of December 31, 2021 allows the Company to borrow an additional $726.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets or exercising our accordion feature.

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

On October 13, 2021, the Operating Partnership issued and sold $500.0 million aggregate principal amount of 2.625% Senior Notes which will mature on November 1, 2031. The Senior Notes were sold at an issue price of 99.79% of their face value, before the underwriters’ discount. The Company’s net proceeds from the offering, after deducting underwriting discounts and expenses, were approximately $495.1 million.

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2021, the Trust was in compliance with all senior notes and mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2021, are as follows (in thousands):

2022	$16,094
2023	16,008
2024	59,719
2025	299,476
2026	170,476
Thereafter	1,368,251
Total Payments	$1,930,024

As of December 31, 2021 and 2020, the Company had total consolidated indebtedness of approximately $1.9 billion and $1.4 billion, respectively. The weighted average interest rate on consolidated indebtedness was 3.20% as of December 31, 2021 (based on the 30-day LIBOR rate of 0.10% and a SOFR rate of 0.05% as of December 31, 2021). The weighted average interest rate on consolidated indebtedness was 3.49% as of December 31, 2020 (based on the 30-day LIBOR rate as of December 31, 2020 of 0.15%).

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2021, the Company had one outstanding interest rate swap contract designated as a cash flow hedge of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) for a further discussion of the Company’s derivatives.

The following table summarizes the location and aggregate fair value of the interest rate swap on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$36,050
Effective fixed interest rate	(1)	3.33%
Effective date		10/31/2019
Maturity date		10/31/2024
Liability balance at December 31, 2021 (included in Accrued expenses and other liabilities)		$452
Liability balance at December 31, 2020 (included in Accrued expenses and other liabilities)		$—
(1)1.43% effective swap rate plus 1.90% spread per the loan agreement.

As of December 31, 2020, the Company had five outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk. For presentational purposes, they were shown as one derivative due to the identical nature of their economic terms. The five outstanding interest rate swaps had an aggregate fair value of $5.3 million and were shown in Accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2020. On October 13, 2021, the Company terminated the interest rate swap contracts, de-designated them as hedging instruments, and reclassified the balance to earnings.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Real estate taxes payable	$23,487	$23,436
Prepaid rent	22,714	22,248
Accrued interest	18,799	16,009
Accrued expenses	5,960	5,721
Security deposits	4,234	3,714
Tenant improvement allowances	1,857	1,917
Accrued incentive compensation	1,784	1,945
Interest rate swap	452	5,317
Embedded derivative	—	4,944
Other	6,967	6,678
Total	$86,254	$91,929

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

Restricted Common Shares:

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. During 2019, the Trust granted a total of 194,413 restricted common shares with a total value of $3.5 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2020, the Trust granted a total of 190,418 restricted common shares with a total value of $3.6 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2021, the Trust granted a total of 224,163 restricted common shares with a total value of $3.9 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients.

The following is summary of the status of the Trust’s non-vested restricted common shares during 2021, 2020, and 2019:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	225,139	$15.29
Granted	194,413	17.80
Vested	(200,104)	15.13
Forfeited	(2,571)	16.96
Non-vested at December 31, 2019	216,877	17.67
Granted	190,418	19.00
Vested	(189,642)	17.81
Forfeited	(1,831)	16.80
Non-vested at December 31, 2020	215,822	18.73
Granted	224,163	17.42
Vested	(185,968)	18.94
Forfeited	(6,570)	18.05
Non-vested at December 31, 2021	247,447	$17.41

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the years ended December 31, 2021, 2020, and 2019 the Company recognized non-cash share compensation of $3.7 million, $3.5 million, and $3.3 million, respectively. Unrecognized compensation expense at December 31, 2021, 2020, and 2019 was $1.4 million, $1.3 million, and $1.1 million, respectively.

Restricted Share Units:

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

In March 2021, March 2020, and March 2019 under the Trust’s 2013 Plan, the Trust granted (i) restricted share units at a target level of 265,275, 223,579, and 229,884 respectively, to the Trust’s management, which are subject to certain performance and market conditions and a three-year service periods and (ii) 43,582, 38,858, and 41,925 restricted share units, respectively, to the members of the Board of Trustees, which are subject to certain timing conditions and a two-year vesting period. In March 2020, 259,067 units were also granted to an officer subject to certain timing conditions and a five-year service period. Each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 40%, 40%, and 50% of the restricted share units issued to the Trust’s management in 2021, 2020, and 2019, respectively, vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $29.18 in 2021, $31.95 in 2020, and $32.65 in 2019 per unit, respectively, using the following assumptions:

	2021	2020	2019
Volatility	33.3%	20.1%	21.8%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	2.8 years	2.8 years	2.8 years
Risk-free rate	0.25%	0.84%	2.53%
Stock price (per share)	$17.21	$19.30	$17.89

 The remaining 60% of the restricted share units issued to the Trust’s management in 2021, 60% issued to the Trust’s management and 100% of the restricted share units issued to an officer in 2020, and 50% issued to the Trust’s management in 2019, vest based upon certain performance or timing conditions. With respect to the performance conditions of the March 2021 grant, the grant date fair value of $17.21 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2021 restricted share units issued to management is $22.00 per unit. With respect to the performance and timing conditions of the March 2020 grant issued to the Trust’s management, the grant date fair value of $19.30 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2020 restricted share units issued to management is $24.36 per unit. With respect to the performance conditions of the March 2019 grant, the grant date fair value of $17.89 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2019 restricted share units issued to officers is $25.27 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2021, 2020, and 2019:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	533,155		$22.66	67,158	$16.01
Granted	229,884		25.27	41,925	17.89
Vested	(104,553)	(1)	26.33	(41,786)	16.75
Forfeited	(3,734)		23.08	—	—
Non-vested at December 31, 2019	654,752		22.99	67,297	16.72
Granted	482,646		21.64	38,858	19.30
Vested	(173,259)	(2)	29.34	(46,335)	16.19
Non-vested at December 31, 2020	964,139		21.17	59,820	18.81
Granted	265,275		22.00	56,925	17.35
Vested	(252,844)	(3)	16.58	(53,737)	18.38
Non-vested at December 31, 2021	976,570		$22.59	63,008	$17.85
(1)Restricted units vested by Company management in 2019 resulted in the issuance of 87,805 common shares, less 35,265 common shares withheld to cover minimum withholding tax obligations, for multiple employees.
(2)Restricted units vested by Company management in 2020 resulted in the issuance of 147,765 common shares, less 65,513 common shares withheld to cover minimum withholding tax obligations, for multiple employees.
(3)Restricted units vested by Company management in 2021 resulted in the issuance of 399,165 common shares, less 162,173 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

The Company recognized $11.2 million, $8.9 million, and $6.7 million of non-cash share unit compensation expense for the years ended December 31, 2021, 2020, and 2019, respectively. Unrecognized compensation expense at December 31, 2021, 2020, and 2019 was $12.0 million, $11.5 million, and $5.8 million, respectively.

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

The Company’s derivative instruments as of December 31, 2021 consist of one interest rate swap, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

The interest rate swap is not traded on an exchange. The Company’s derivative assets and liabilities are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis. The fair values are based on Level 2 inputs described above. The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivatives.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There was one asset measured at fair value as of December 31, 2021 that had a previous carrying value of $2.3 million. During the year ended December 31, 2021, the Company recorded an impairment charge of $0.3 million related to a medical office building in Traverse City, Michigan. There was one asset measured at fair value as of December 31, 2020 that had a previous carrying value of $5.4 million. During the year ended December 31, 2020, the Company recorded an impairment charge of $4.9 million related to a medical office building in Grand Rapids, Michigan, one of the Company’s original properties at the time of the IPO.

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

As of December 31, 2021, the Company classified one property as held for sale. Upon classification as held for sale, the Company records the value of the asset at the lower of its carrying value or fair value, less costs to sell. Fair value is generally based on discounted cash flow analyses, which involves management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. During 2021, the Company determined that the property’s carrying value exceeded its fair value and therefore recorded an impairment for $0.3 million. As such, the one property classified as held for sale is carried at fair value as of December 31, 2021.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$117,844	$115,385	$198,800	$198,814
Notes receivable, net	$1,097	$1,097	$23,760	$23,760
Liabilities:
Credit facility	$(274,000)	$(274,000)	$(416,000)	$(416,000)
Notes payable	$(1,475,000)	$(1,554,802)	$(975,000)	$(1,063,367)
Mortgage debt	$(181,035)	$(182,189)	$(58,074)	$(59,651)
Derivative liabilities	$(452)	$(452)	$(10,261)	$(10,261)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2022 through 2043. As of December 31, 2021, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and minimum rental payments and for the asset classified as held for sale, were as follows (in thousands):

2022	$352,428
2023	345,261
2024	330,713
2025	310,611
2026	252,900
Thereafter	904,910
Total	$2,496,823

The following presents rental and related revenues for the years ended 2021, 2020, and 2019, of which expense recoveries represent our variable lease payments:

	2021	2020	2019
Rental revenues	$324,839	$314,846	$303,264
Expense recoveries	112,054	103,344	101,115
Rental and related revenues	$436,893	$418,190	$404,379

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air in which one property occupies, and the land upon which 97 of its properties are located from third party landowners pursuant to separate leases. In addition, the Company has 10 corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 93 years remaining, excluding extension options, with a weighted average remaining term of 45 years.

Effective January 1, 2019, the Company adopted ASC 842, Leases which requires the operating leases mentioned above to be included in right-of-use lease assets, net on the Company’s December 31, 2021 and 2020 consolidated balance sheets, which represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make the lease payments are included in lease liabilities on the Company’s December 31, 2021 and 2020 consolidated balance sheets. As of December 31, 2021, total right-of-use assets and operating lease liabilities, net of accumulated amortization, were approximately $235.5 million and $105.0 million, respectively. The Company has entered into various short-term operating leases, primarily for office spaces, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheets.

At the inception of a new lease, the Company establishes an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As the Company’s leases do not provide an implicit rate, the Company calculates a discount rate that approximates the Company’s incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of December 31, 2021. There are no operating leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of December 31, 2021, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, exclusive of the one asset classified as held for sale, were as follows (in thousands):

2022	$4,713
2023	4,694
2024	4,688
2025	4,685
2026	4,733
Thereafter	242,464
Total undiscounted lease payments	$265,977
Less: Interest	(161,020)
Present value of lease liabilities	$104,957

Lease costs consisted of the following for the year ended December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Operating lease cost	$2,467	$2,190
Variable lease cost	1,009	995
Total lease cost	$3,476	$3,185

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended December 31, 2021 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of December 31, 2021, excluding one asset classified as held for sale (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$17,658	5.0%
Northside Hospital	15,646	4.4%
UofL Health - Louisville, Inc.	12,744	3.6%
US Oncology	11,180	3.2%
HonorHealth	10,896	3.1%
Remaining portfolio	285,956	80.7%
Total	$354,080	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.3% of its total ABR for the period ending December 31, 2021. Total ABR from CommonSpirit Health affiliated tenants totals 14.7%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of December 31, 2021, excluding one asset classified as held for sale (in thousands):

State	Total ABR	Percent of ABR
Texas	$47,815	13.5%
Georgia	25,322	7.2%
Florida	24,490	6.9%
Indiana	22,825	6.5%
Arizona	21,003	5.9%
Other	212,625	60.0%
Total	$354,080	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator for earnings per share - basic:
Net income	$86,783	$68,488	$77,186
Net income attributable to noncontrolling interests:
Operating Partnership	(2,211)	(1,797)	(2,155)
Partially owned properties	(607)	(574)	(548)
Preferred distributions	(13)	(1,241)	(1,209)
Numerator for earnings per share - basic:	$83,952	$64,876	$73,274
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	83,952	64,876	73,274
Operating Partnership net income	2,211	1,797	2,155
Numerator for earnings per share - diluted	$86,163	$66,673	$75,429
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	216,135,385	204,243,768	185,770,251
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	5,693,333	5,659,325	5,466,010
Restricted common shares	113,438	88,131	103,293
Restricted share units	1,118,400	1,154,693	286,766
Denominator for earnings per share - diluted	223,060,556	211,145,917	191,626,320
Earnings per share - basic	$0.39	$0.32	$0.39
Earnings per share - diluted	$0.39	$0.32	$0.39

Note 15. Subsequent Events

On January 12, 2022, the Company acquired 49% membership interest in three properties through the Davis Joint Venture for an aggregate purchase price of approximately $21.5 million. This transaction was funded with $14.0 million of mortgage debt, $4.5 million of cash, and the conversion of $3.0 million of mezzanine loans.

On January 19, 2022, the Company sold one medical office building located in Michigan for approximately $2.0 million and recognized a net loss on the sale of approximately $0.2 million. This asset was classified as held for sale as of December 31, 2021. As previously disclosed, the Company recorded an impairment on this asset for $0.3 million during 2021.

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Del Sol Medical Center MOB	El Paso, TX	$—	$860	$2,866	$699	$860	$3,565	$4,425	$(2,446)	1987	8/24/2006	21
MeadowView Professional	Kingsport, TN	—	2,270	11,344	1,017	2,270	12,361	14,631	(5,717)	2005	5/10/2007	30
Firehouse Square	Milwaukee, WI	—	1,120	2,768	10	1,120	2,778	3,898	(1,332)	2002	8/15/2007	30
Valley West Hospital MOB	Chicago, IL	—	—	6,275	785	—	7,060	7,060	(3,290)	2007	11/1/2007	30
New Albany MOB	Columbus, OH	—	237	2,767	738	237	3,505	3,742	(1,344)	2000	1/4/2008	42
Mid Coast Hospital MOB	Portland, ME	5,629	—	11,247	499	—	11,746	11,746	(5,233)	2008	5/1/2008	42
Arrowhead Commons	Phoenix, AZ	—	740	2,551	764	740	3,315	4,055	(1,086)	2004	5/31/2008	46
Remington Medical Commons	Chicago, IL	—	895	6,499	1,369	895	7,868	8,763	(3,369)	2008	6/1/2008	30
Aurora MOB - Shawano	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(368)	2010	4/15/2010	50
East El Paso Physicians Medical Center	El Paso, TX	—	710	4,500	351	710	4,851	5,561	(1,088)	2004	8/30/2013	35
Crescent City Surgical Centre	New Orleans, LA	—	—	34,208	—	—	34,208	34,208	(5,880)	2010	9/30/2013	48
Foundation Surgical Affiliates MOB	Oklahoma City, OK	—	1,300	12,724	239	1,300	12,963	14,263	(2,465)	2004	9/30/2013	43
Eastwind Surgical Center	Columbus, OH	—	981	7,620	145	981	7,765	8,746	(1,401)	2007	11/27/2013	44
Great Falls ASC	Great Falls, MT	—	203	3,224	1,317	203	4,541	4,744	(825)	1999	12/11/2013	33
Foundation Surgical Hospital of San Antonio	San Antonio, TX	—	2,230	23,346	43	2,230	23,389	25,619	(5,967)	2007	2/19/2014	35
21st Century Radiation Oncology - Sarasota	Sarasota, FL	—	633	6,557	67	633	6,624	7,257	(1,986)	1975	2/26/2014	27
21st Century Radiation Oncology - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(745)	1987	2/26/2014	35
21st Century Radiation Oncology - Englewood	Englewood, FL	—	350	1,878	—	350	1,878	2,228	(427)	1992	2/26/2014	38
Foundation Healthplex of San Antonio	San Antonio, TX	—	911	4,189	—	911	4,189	5,100	(981)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	—	—	52,481	2,133	—	54,614	54,614	(14,897)	1987	2/28/2014	25
Pinnacle Health MOB - Wormleysburg	Harrisburg, PA	—	795	4,601	31	795	4,632	5,427	(1,533)	1990	4/22/2014	25
Pinnacle Health MOB - Carlisle	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(533)	2002	4/22/2014	35
South Bend Orthopaedics MOB	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(2,498)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	449	185	6,269	6,454	(1,883)	1975	4/30/2014	30
Mississippi Sports Medicine & Orthopedics	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(3,525)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	450	—	4,367	4,367	(1,323)	1993	5/28/2014	25
Renaissance ASC	Oshkosh, WI	—	228	7,658	17	228	7,675	7,903	(1,500)	2007	6/30/2014	40
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(1,228)	1996	6/30/2014	30
IU Health - 500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(792)	2000	7/1/2014	35
IU Health - 550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(3,398)	2000	7/1/2014	35
IU Health - 574 Landmark	Bloomington, IN	—	418	1,493	—	418	1,493	1,911	(341)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	—	412	3,962	4,374	(687)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(1,431)	2010	7/28/2014	35
Oaks Medical Building	Lady Lake, FL	—	1,065	8,642	8	1,065	8,650	9,715	(1,542)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(1,137)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(2,494)	1995	9/5/2014	35
Zangmeister Cancer Center	Columbus, OH	—	1,610	31,120	249	1,610	31,369	32,979	(5,909)	2007	9/30/2014	40
Orthopedic One - Columbus	Columbus, OH	—	—	16,234	59	—	16,293	16,293	(2,925)	2009	9/30/2014	45
Orthopedic One - Westerville	Columbus, OH	—	362	3,944	—	362	3,944	4,306	(732)	2007	9/30/2014	43
South Point Medical Center	Columbus, OH	—	—	5,950	195	—	6,145	6,145	(1,267)	2007	9/30/2014	38
3100 Lee Trevino Drive	El Paso, TX	—	2,294	11,316	1,535	2,294	12,851	15,145	(3,193)	1983	9/30/2014	30
1755 Curie	El Paso, TX	—	2,283	24,543	3,432	2,283	27,975	30,258	(6,763)	1970	9/30/2014	30
9999 Kenworthy	El Paso, TX	—	728	2,178	673	728	2,851	3,579	(666)	1983	9/30/2014	35
32 Northeast MOB	Harrisburg, PA	—	408	3,232	223	408	3,455	3,863	(823)	1994	10/29/2014	33
4518 Union Deposit MOB	Harrisburg, PA	—	617	7,305	41	617	7,346	7,963	(1,823)	2000	10/29/2014	31
4520 Union Deposit MOB	Harrisburg, PA	—	169	2,055	429	169	2,484	2,653	(574)	1997	10/29/2014	28
240 Grandview MOB	Harrisburg, PA	—	321	4,242	218	321	4,460	4,781	(952)	1980	10/29/2014	35
Market Place Way MOB	Harrisburg, PA	—	808	2,383	57	808	2,440	3,248	(641)	2004	10/29/2014	35
Middletown Medical - Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(2,089)	1988	11/28/2014	35
Middletown Medical - Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(625)	1992	11/28/2014	35
Napoleon MOB	New Orleans, LA	—	1,202	7,412	4,505	1,202	11,917	13,119	(2,741)	1974	12/19/2014	25
West Tennessee ASC	Jackson, TN	—	1,661	2,960	7,116	1,661	10,076	11,737	(1,786)	1991	12/30/2014	44
Southdale Place	Edina MN	—	504	10,006	2,200	504	12,206	12,710	(3,680)	1979	1/22/2015	24
Crystal MOB	Crystal, MN	—	945	11,862	51	945	11,913	12,858	(2,013)	2012	1/22/2015	47
Savage MOB	Savage, MN	—	1,281	10,021	78	1,281	10,099	11,380	(1,827)	2011	1/22/2015	48
Dell MOB	Chanhassen, MN	—	800	4,520	188	800	4,708	5,508	(917)	2008	1/22/2015	43
Methodist Sports	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(1,884)	2008	1/28/2015	33
Vadnais Heights MOB	Vadnais Heights, MN	—	2,751	12,233	27	2,751	12,260	15,011	(2,374)	2013	1/29/2015	43
Minnetonka MOB	Minnetonka, MN	—	1,770	19,797	139	1,770	19,936	21,706	(3,459)	2014	2/5/2015	49
Jamestown	Jamestown, ND	—	656	9,440	387	656	9,827	10,483	(2,070)	2013	2/5/2015	43

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Indiana American 3	Greenwood, IN	—	862	6,901	1,330	862	8,231	9,093	(1,961)	2008	2/13/2015	38
Indiana American 2	Greenwood, IN	—	741	1,846	875	741	2,721	3,462	(737)	2001	2/13/2015	31
Indiana American 4	Greenwood, IN	—	771	1,928	307	771	2,235	3,006	(649)	2001	2/13/2015	31
8920 Southpointe	Indianapolis, IN	—	563	1,741	806	563	2,547	3,110	(944)	1993	2/13/2015	27
Minnesota Eye MOB	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(1,423)	2014	2/17/2015	44
Baylor Cancer Center- Carrollton	Dallas, TX	—	855	6,007	91	855	6,098	6,953	(1,043)	2001	2/27/2015	43
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	965	1,397	11,400	12,797	(2,330)	2004	2/27/2015	35
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	7,149	1,379	11,331	12,710	(3,947)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	858	534	11,022	11,556	(2,591)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	58	210	3,375	3,585	(807)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	288	372	6,933	7,305	(1,362)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	440	353	8,666	9,019	(1,765)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	145	282	7,219	7,501	(1,456)	2008	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(917)	2013	4/10/2015	43
Baton Rouge Surgery Center	Baton Rouge, LA	—	711	7,720	51	711	7,771	8,482	(1,566)	2003	4/15/2015	35
Healthpark Surgery Center	Grand Blanc, MI	—	—	17,624	172	—	17,796	17,796	(3,608)	2006	4/30/2015	36
University of Michigan Center for Specialty Care	Livonia, MI	—	2,200	8,627	205	2,200	8,832	11,032	(2,097)	1988	5/29/2015	30
Coon Rapids Medical Center	Coon Rapids, MN	—	607	5,857	583	607	6,440	7,047	(1,272)	2007	6/1/2015	35
Premier RPM	Bloomington, IN	—	872	10,537	—	942	10,537	11,479	(1,860)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(1,318)	2003	6/26/2015	40
Hillside Medical Center	Hanover, PA	—	812	13,217	388	812	13,605	14,417	(2,708)	2003	6/30/2015	35
Randall Road MOB	Elgin, IL	—	1,124	15,404	1,660	1,124	17,064	18,188	(2,897)	2006	6/30/2015	38
JFK Medical Center MOB	Atlantis, FL	—	—	7,560	6	—	7,566	7,566	(1,437)	2002	7/24/2015	37
Grove City Health Center	Grove City, OH	—	1,363	8,516	20	1,363	8,536	9,899	(1,691)	2001	7/31/2015	37
Trios Health MOB	Kennewick, WA	—	1,492	55,178	3,795	1,492	58,973	60,465	(8,558)	2015	7/31/2015	45
Abrazo Scottsdale MOB	Phoenix, AZ	—	—	25,893	1,019	—	26,912	26,912	(4,446)	2004	8/14/2015	43
Avondale MOB	Avondale, AZ	—	1,818	18,108	435	1,818	18,543	20,361	(2,790)	2006	8/19/2015	45
Palm Valley MOB	Goodyear, AZ	—	2,666	28,655	913	2,666	29,568	32,234	(4,687)	2006	8/19/2015	43
North Mountain MOB	Phoenix, AZ	—	—	42,877	3,267	—	46,144	46,144	(6,797)	2008	8/31/2015	47
Katy Medical Complex	Katy, TX	—	822	6,797	97	822	6,894	7,716	(1,202)	2005	9/1/2015	39
Katy Medical Complex Surgery Center	Katy, TX	—	1,560	25,601	281	1,560	25,882	27,442	(4,327)	2006	9/1/2015	40
New Albany Medical Center	New Albany, OH	—	1,600	8,505	1,524	1,600	10,029	11,629	(2,078)	2005	9/9/2015	37
Fountain Hills Medical Campus	Fountain Hills, AZ	—	2,593	7,635	1,010	2,593	8,645	11,238	(1,524)	1995	9/30/2015	39
Fairhope MOB	Fairhope, AL	—	640	5,227	1,575	640	6,802	7,442	(1,282)	2005	10/13/2015	38
Foley MOB	Foley, AL	—	365	732	—	365	732	1,097	(133)	1997	10/13/2015	40
Foley Venture	Foley, AL	—	420	1,118	339	420	1,457	1,877	(287)	2002	10/13/2015	38
North Okaloosa MOB	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(169)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	—	380	1,237	1,617	(209)	2009	10/13/2015	41
Sorrento Road MOB	Pensacola, FL	—	170	894	5	170	899	1,069	(153)	2010	10/13/2015	41
Panama City Beach MOB	Panama City, FL	—	—	739	26	—	765	765	(120)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(191)	2010	10/13/2015	41
Ft. Walton Beach MOB	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(175)	1979	10/13/2015	35
Panama City MOB	Panama City, FL	—	—	661	39	—	700	700	(130)	2003	10/13/2015	38
Pensacola MOB	Pensacola, FL	—	220	1,685	78	220	1,763	1,983	(297)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(959)	2013	10/19/2015	45
Cambridge Professional Center	Waldorf, MD	—	590	8,520	804	590	9,324	9,914	(1,798)	1999	10/30/2015	35
HonorHealth - 44th Street MOB	Phoenix, AZ	—	515	3,884	1,354	515	5,238	5,753	(1,362)	1988	11/13/2015	28
Mercy Medical Center	Fenton, MO	—	1,201	6,778	—	1,201	6,778	7,979	(1,135)	1999	12/1/2015	40
8 C1TY Blvd	Nashville, TN	—	1,555	39,713	348	1,555	40,061	41,616	(5,414)	2015	12/17/2015	45
Great Falls Clinic	Great Falls, MT	—	1,687	27,402	441	1,687	27,843	29,530	(4,527)	2004	12/29/2015	40
Great Falls Hospital	Great Falls, MT	—	1,026	25,262	1,118	1,026	26,380	27,406	(3,965)	2015	1/25/2016	40
Treasure Coast Center for Surgery	Stuart, FL	—	380	5,064	1	380	5,065	5,445	(740)	2013	2/1/2016	42
Park Nicollet Clinic	Chanhassen, MN	—	1,941	14,555	133	1,941	14,688	16,629	(2,341)	2005	2/8/2016	40
HEB Cancer Center	Bedford, TX	—	—	11,839	11	—	11,850	11,850	(1,692)	2014	2/12/2016	44
Riverview Medical Center	Lancaster, OH	—	1,313	10,243	1,148	1,313	11,391	12,704	(2,141)	1997	2/26/2016	33
St. Luke's Cornwall MOB	Cornwall, NY	—	—	13,017	105	—	13,122	13,122	(2,360)	2006	2/26/2016	35
HonorHealth - Glendale	Glendale, AZ	—	1,770	8,089	—	1,770	8,089	9,859	(1,121)	2015	3/15/2016	45
Columbia MOB	Hudson, NY	—	—	16,550	47	—	16,597	16,597	(2,767)	2006	3/21/2016	35
St Vincent POB 1	Birmingham, AL	—	—	10,172	799	—	10,971	10,971	(4,283)	1975	3/23/2016	15
Emerson Medical Building	Creve Coeur, MO	—	1,590	9,853	323	1,590	10,176	11,766	(1,806)	1989	3/24/2016	35
Eye Associates of NM - Santa Fe	Santa Fe, NM	—	900	6,604	—	900	6,604	7,504	(1,164)	2002	3/31/2016	35
Eye Associates of NM - Albuquerque	Albuquerque, NM	—	1,020	7,832	13	1,020	7,845	8,865	(1,230)	2007	3/31/2016	40
Gardendale Surgery Center	Gardendale, AL	—	200	5,732	—	200	5,732	5,932	(822)	2011	4/11/2016	42

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
M Health Fairview - Curve Crest	Stillwater, MN	—	409	3,279	—	409	3,279	3,688	(486)	2011	4/14/2016	43
M Health Fairview - Victor Gardens	Hugo, MN	—	572	4,400	69	572	4,469	5,041	(705)	2008	4/14/2016	41
Cardwell Professional Building	Lufkin, TX	—	—	8,348	321	—	8,669	8,669	(1,296)	1999	5/11/2016	42
Dacono Neighborhood Health Clinic	Dacono, CO	—	2,258	2,911	20	2,258	2,931	5,189	(594)	2014	5/11/2016	44
Grand Island Specialty Clinic	Grand Island, NE	—	102	2,802	167	102	2,969	3,071	(499)	1978	5/11/2016	42
Hot Springs Village Office Building	Hot Springs Village, AR	—	305	3,309	95	305	3,404	3,709	(737)	1988	5/11/2016	30
UofL Health - East	Louisville, KY	—	—	81,248	236	—	81,484	81,484	(10,730)	2003	5/11/2016	45
UofL Health - South	Shepherdsville, KY	—	—	15,861	235	—	16,096	16,096	(2,730)	2005	5/11/2016	39
UofL Health - Plaza I	Louisville, KY	—	—	8,808	707	—	9,515	9,515	(1,704)	1970	5/11/2016	35
UofL Health - Plaza II	Louisville, KY	—	—	5,216	2,282	—	7,498	7,498	(2,284)	1964	5/11/2016	15
UofL Health - OCC	Louisville, KY	—	—	35,703	2,113	—	37,816	37,816	(6,111)	1985	5/11/2016	34
Lexington Surgery Center	Lexington, KY	—	1,229	18,914	508	1,229	19,422	20,651	(3,758)	2000	5/11/2016	30
Medical Arts Pavilion	Lufkin, TX	—	—	6,215	776	—	6,991	6,991	(1,360)	2004	5/11/2016	33
Memorial Outpatient Therapy Center	Lufkin, TX	—	—	4,808	100	—	4,908	4,908	(717)	1990	5/11/2016	45
Midlands Two Professional Center	Papillion, NE	—	—	587	681	—	1,268	1,268	(696)	1976	5/11/2016	5
Parkview MOB	Little Rock, AR	—	705	4,343	76	705	4,419	5,124	(805)	1988	5/11/2016	35
Peak One ASC	Frisco, CO	—	—	5,763	317	—	6,080	6,080	(857)	2006	5/11/2016	44
Physicians Medical Center	Tacoma, WA	—	—	5,862	3,215	—	9,077	9,077	(1,578)	1977	5/11/2016	27
St. Alexius - Minot Medical Plaza	Minot, ND	—	—	26,078	50	—	26,128	26,128	(3,488)	2015	5/11/2016	49
St. Clare Medical Pavilion	Lakewood, WA	—	—	9,005	356	—	9,361	9,361	(1,860)	1989	5/11/2016	33
St. Joseph Medical Pavilion	Tacoma, WA	—	—	11,497	108	—	11,605	11,605	(2,035)	1989	5/11/2016	35
St. Joseph Office Park	Lexington, KY	—	3,722	12,675	5,061	3,722	17,736	21,458	(6,208)	1992	5/11/2016	14
UofL Health - Mary & Elizabeth MOB II	Louisville, KY	—	—	5,587	305	—	5,892	5,892	(997)	1979	5/11/2016	34
UofL Health - Mary & Elizabeth MOB III	Louisville, KY	—	—	383	399	—	782	782	(547)	1974	5/11/2016	2
Thornton Neighborhood Health Clinic	Thornton, CO	—	1,609	2,287	1,661	1,609	3,948	5,557	(567)	2014	5/11/2016	43
St. Francis MOB	Federal Way, WA	—	—	12,817	74	—	12,891	12,891	(2,186)	1987	6/2/2016	38
Children's Wisconsin - Brookfield	Milwaukee, WI	—	476	4,897	—	476	4,897	5,373	(694)	2016	6/3/2016	45
UofL Health - South MOB	Shepherdsville, KY	—	27	3,827	29	27	3,856	3,883	(540)	2006	6/8/2016	40
Good Samaritan North Annex Building	Kearney, NE	—	—	2,734	—	—	2,734	2,734	(476)	1984	6/28/2016	37
NE Heart Institute Medical Building	Lincoln, NE	—	—	19,738	199	—	19,937	19,937	(2,329)	2004	6/28/2016	47
St. Vincent West MOB	Little Rock, AR	—	—	13,453	—	—	13,453	13,453	(1,640)	2012	6/29/2016	49
Meridan	Englewood, CO	—	1,608	15,774	137	1,608	15,911	17,519	(2,657)	2002	6/29/2016	38
UofL Health - Mary & Elizabeth MOB I	Louisville, KY	—	—	8,774	792	—	9,566	9,566	(2,101)	1991	6/29/2016	25
St. Alexius - Medical Arts Pavilion	Bismarck, ND	—	—	12,902	703	—	13,605	13,605	(2,346)	1974	6/29/2016	32
St. Alexius - Mandan Clinic	Mandan, ND	—	708	7,700	263	708	7,963	8,671	(1,142)	2014	6/29/2016	43
St. Alexius - Orthopaedic Center	Bismarck, ND	—	—	13,881	904	—	14,785	14,785	(2,191)	1997	6/29/2016	39
St. Alexius - Rehab Center	Bismarck, ND	—	—	5,920	259	—	6,179	6,179	(1,434)	1997	6/29/2016	25
St. Alexius - Tech & Ed	Bismarck, ND	—	—	16,688	342	—	17,030	17,030	(2,522)	2011	6/29/2016	38
Good Samaritan MOB	Kearney, NE	—	—	24,154	1,802	—	25,956	25,956	(3,236)	1999	6/29/2016	45
Lakeside Two Professional Center	Omaha, NE	—	—	13,358	1,447	—	14,805	14,805	(2,167)	2000	6/29/2016	38
Lakeside Wellness Center	Omaha, NE	—	—	10,177	438	—	10,615	10,615	(1,540)	2000	6/29/2016	39
McAuley Center	Omaha, NE	—	1,427	17,020	978	1,427	17,998	19,425	(3,500)	1988	6/29/2016	30
Memorial Health Center	Grand Island, NE	—	—	33,967	3,062	—	37,029	37,029	(5,825)	1955	6/29/2016	35
Missionary Ridge MOB	Chattanooga, TN	—	—	7,223	3,515	—	10,738	10,738	(4,633)	1976	6/29/2016	10
Pilot Medical Center	Birmingham, AL	—	1,419	14,528	55	1,419	14,583	16,002	(2,444)	2005	6/29/2016	35
St. Joseph Medical Clinic	Tacoma, WA	—	—	16,427	72	—	16,499	16,499	(3,058)	1991	6/30/2016	30
Woodlands Medical Arts Center	The Woodlands, TX	—	—	19,168	2,664	—	21,832	21,832	(3,821)	2001	6/30/2016	35
FESC MOB	Tacoma, WA	—	—	12,702	324	—	13,026	13,026	(3,588)	1980	6/30/2016	22
PrairieCare MOB	Maplewood, MN	—	525	3,099	—	525	3,099	3,624	(416)	2016	7/6/2016	45
Springwoods MOB	Spring, TX	—	3,821	14,830	4,995	3,821	19,825	23,646	(4,099)	2015	7/21/2016	44
Unity ASC, Imaging & MOB	West Lafayette, IN	—	960	9,991	—	960	9,991	10,951	(1,642)	2001	8/8/2016	35
Unity Medical Pavilion	West Lafayette, IN	—	1,070	12,454	—	1,070	12,454	13,524	(2,045)	2001	8/8/2016	35
Unity Faith, Hope & Love	West Lafayette, IN	—	280	1,862	—	280	1,862	2,142	(307)	2001	8/8/2016	35
Unity Immediate Care and OCC	West Lafayette, IN	—	300	1,833	—	300	1,833	2,133	(289)	2004	8/8/2016	37
Medical Village at Maitland	Orlando, FL	—	2,393	18,543	356	2,393	18,899	21,292	(2,483)	2006	8/23/2016	44
Tri-State Orthopaedics MOB	Evansville, IN	—	1,580	14,162	—	1,580	14,162	15,742	(2,212)	2004	8/30/2016	37
Maury Regional Health Complex	Spring Hill, TN	—	—	15,619	335	—	15,954	15,954	(2,235)	2012	9/30/2016	41
Spring Ridge Medical Center	Wyomissing, PA	—	28	4,943	—	28	4,943	4,971	(745)	2002	9/30/2016	37
Doctors Community Hospital POB	Lanham, MD	—	—	23,034	114	—	23,148	23,148	(2,542)	2009	9/30/2016	48
Gig Harbor Medical Pavilion	Gig Harbor, WA	—	—	4,791	2,245	—	7,036	7,036	(1,451)	1991	9/30/2016	30
Midlands One Professional Center	Papillion, NE	—	—	14,922	72	—	14,994	14,994	(2,130)	2010	9/30/2016	37
Northwest Michigan Surgery Center	Traverse City, MI	—	2,748	30,005	—	2,748	30,005	32,753	(4,026)	2004	10/28/2016	40

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Northeast Medical Center	Fayetteville, NY	—	4,011	25,564	996	4,011	26,560	30,571	(4,937)	1998	11/23/2016	33
North Medical Center	Liverpool, NY	—	1,337	18,680	1,012	1,337	19,692	21,029	(3,206)	1989	11/23/2016	35
Cincinnati Eye Institute	Cincinnati, OH	—	2,050	32,546	—	2,050	32,546	34,596	(5,018)	1985	11/23/2016	35
HonorHealth - Scottsdale MOB	Scottsdale, AZ	—	3,340	4,288	5,811	3,340	10,099	13,439	(1,396)	2000	12/2/2016	45
Fox Valley Hematology & Oncology	Appleton, WI	—	1,590	26,666	—	1,590	26,666	28,256	(3,244)	2015	12/8/2016	44
Northern Vision Eye Center	Traverse City, MI	—	490	2,132	(268)	418	1,864	2,282	(318)	2006	12/15/2016	35
Flower Mound MOB	Flower Mound, TX	—	1,945	8,312	67	1,945	8,379	10,324	(1,080)	2011	12/16/2016	43
Carrollton MOB	Flower Mound, TX	—	2,183	10,461	95	2,183	10,556	12,739	(1,451)	2002	12/16/2016	40
HonorHealth - Scottsdale IRF	Scottsdale, AZ	—	—	19,331	—	—	19,331	19,331	(2,407)	2000	12/22/2016	42
Orthopedic Associates	Flower Mound, TX	—	2,915	12,791	150	2,915	12,941	15,856	(1,599)	2011	1/5/2017	43
Medical Arts Center at Hartford	Plainville, CT	—	1,499	24,627	932	1,499	25,559	27,058	(3,115)	2015	1/11/2017	44
CareMount Medical - Lake Katrine MOB	Lake Katrine, NY	24,234	1,941	27,434	—	1,941	27,434	29,375	(3,412)	2013	2/14/2017	42
CareMount Medical - Rhinebeck MOB	Rhinebeck, NY	—	869	12,220	—	869	12,220	13,089	(1,585)	1965	2/14/2017	41
Monterey Medical Center	Stuart, FL	—	2,292	13,376	628	2,292	14,004	16,296	(1,893)	2003	3/7/2017	37
Creighton University Medical Center	Omaha, NE	—	—	32,487	—	—	32,487	32,487	(3,337)	2017	3/28/2017	49
Strictly Pediatrics Specialty Center	Austin, TX	—	4,457	62,527	904	4,457	63,431	67,888	(7,872)	2006	3/31/2017	40
MedStar Stephen's Crossing	Brandywine, MD	—	1,975	14,810	64	1,975	14,874	16,849	(1,714)	2015	6/16/2017	43
Health Clinic Building	Omaha, NE	—	—	50,177	16	—	50,193	50,193	(4,659)	2017	6/29/2017	49
Family Medical Center	Little Falls, MN	—	—	4,944	9,608	—	14,552	14,552	(1,408)	1990	6/29/2017	30
Craven-Hagan Clinic	Williston, ND	—	—	8,739	1,704	—	10,443	10,443	(1,192)	1984	6/29/2017	40
Chattanooga Heart Institute	Chattanooga, TN	—	—	18,639	1,111	—	19,750	19,750	(2,516)	1993	6/29/2017	37
St. Vincent Mercy Heart and Vascular Center	Hot Springs, AR	—	—	11,688	6	—	11,694	11,694	(1,308)	1998	6/29/2017	45
South Campus MOB	Hot Springs, AR	—	—	13,369	564	—	13,933	13,933	(1,563)	2009	6/29/2017	42
St. Vincent Mercy Cancer Center	Hot Springs, AR	—	—	5,090	116	—	5,206	5,206	(668)	2001	6/29/2017	39
St. Joseph Professional Office Building	Bryan, TX	—	—	11,169	248	—	11,417	11,417	(1,196)	1996	6/29/2017	46
St. Vincent Carmel Women's Center	Carmel, IN	—	—	31,720	554	—	32,274	32,274	(3,160)	2014	6/29/2017	48
St. Vincent Fishers Medical Center	Fishers, IN	—	—	62,870	698	—	63,568	63,568	(6,791)	2008	6/29/2017	45
Baylor Charles A. Sammons Cancer Center	Dallas, TX	—	—	256,886	2,434	—	259,320	259,320	(27,615)	2011	6/30/2017	43
Orthopedic & Sports Institute of the Fox Valley	Appleton, WI	—	2,003	26,394	100	2,003	26,494	28,497	(3,192)	2005	6/30/2017	40
Clearview Cancer Institute	Huntsville, AL	—	2,736	43,220	99	2,736	43,319	46,055	(5,871)	2006	8/4/2017	34
Northside Cherokee-Town Lake MOB	Atlanta, GA	—	—	30,627	1,667	—	32,294	32,294	(3,785)	2013	8/15/2017	46
HonorHealth - Mesa	Mesa, AZ	—	362	3,059	8	362	3,067	3,429	(344)	2013	8/15/2017	43
Little Falls Orthopedics	Little Falls, MN	—	246	1,977	146	246	2,123	2,369	(537)	1999	8/24/2017	28
Unity Specialty Center	Little Falls, MN	—	—	2,885	998	—	3,883	3,883	(1,155)	1959	8/24/2017	15
Immanuel One Professional Center	Omaha, NE	—	—	16,598	984	—	17,582	17,582	(2,371)	1993	8/24/2017	35
SJRHC Cancer Center	Bryan, TX	—	—	5,065	776	—	5,841	5,841	(734)	1997	8/24/2017	40
St. Vincent Women's Center	Hot Springs, AR	—	—	4,789	225	—	5,014	5,014	(597)	2001	8/31/2017	40
Legends Park MOB & ASC	Midland, TX	—	1,658	24,178	—	1,658	24,178	25,836	(2,525)	2003	9/27/2017	44
Franklin MOB & ASC	Franklin, TN	—	1,001	7,902	—	1,001	7,902	8,903	(829)	2014	10/12/2017	42
Eagle Point MOB	Lake Elmo, MN	—	1,011	9,009	10	1,011	9,019	10,030	(899)	2015	10/31/2017	48
Edina East MOB	Edina, MN	—	2,360	4,135	646	2,360	4,781	7,141	(783)	1962	10/31/2017	30
Northside Center Pointe	Atlanta, GA	—	—	118,430	8,461	—	126,891	126,891	(16,862)	2009	11/10/2017	31
Gwinnett 500 Building	Lawrenceville, GA	—	—	22,753	860	—	23,613	23,613	(2,346)	1995	11/17/2017	45
Hudgens Professional Building	Duluth, GA	—	—	21,779	779	—	22,558	22,558	(2,546)	1994	11/17/2017	40
St. Vincent Building	Indianapolis, IN	—	5,854	42,382	5,718	5,854	48,100	53,954	(6,170)	2007	11/17/2017	45
Gwinnett Physicians Center	Lawrenceville, GA	15,111	—	48,304	1,253	—	49,557	49,557	(4,517)	2010	12/1/2017	47
Apple Valley Medical Center	Apple Valley, MN	—	1,587	14,929	2,717	1,587	17,646	19,233	(2,683)	1974	12/18/2017	33
Desert Cove MOB	Scottsdale, AZ	—	1,689	5,207	—	1,689	5,207	6,896	(594)	1991	12/18/2017	38
Westgate MOB	Glendale, AZ	—	—	13,379	2,101	—	15,480	15,480	(1,907)	2016	12/21/2017	45
M Health Fairview Clinics and Specialty Center - Maplewood	Maplewood, MN	—	3,292	57,390	3,737	3,292	61,127	64,419	(5,692)	2017	1/9/2018	45
Lee's Hill Medical Plaza	Fredericksburg, VA	—	1,052	24,790	78	1,052	24,868	25,920	(2,621)	2006	1/23/2018	40
HMG Medical Plaza	Kingsport, TN	—	—	64,204	—	—	64,204	64,204	(6,302)	2010	4/3/2018	40
Jacksonville MedPlex (Building B)	Jacksonville, FL	—	3,259	5,988	571	3,259	6,559	9,818	(688)	2010	7/26/2018	37
Jacksonville MedPlex (Building C)	Jacksonville, FL	—	2,168	6,467	21	2,168	6,488	8,656	(613)	2010	7/26/2018	40
Northside Medical Midtown	Atlanta, GA	—	—	55,483	8,678	—	64,161	64,161	(4,624)	2018	9/14/2018	50
Doctors United ASC	Pasadena, TX	—	1,603	11,827	—	1,603	11,827	13,430	(718)	2018	4/4/2019	54
Atlanta Medical Condominium Investments	Atlanta, GA	—	4,474	2,201	1,269	4,474	3,470	7,944	(500)	1986	6/28/2019	30
Rockwall II MOB	Rockwall, TX	—	—	19,904	1,190	—	21,094	21,094	(1,284)	2017	7/26/2019	44
Shell Ridge Plaza - Bldg 106	Walnut Creek, CA	—	1,296	9,007	16	1,296	9,023	10,319	(749)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 108	Walnut Creek, CA	—	1,105	2,600	19	1,105	2,619	3,724	(222)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 110	Walnut Creek, CA	—	1,105	2,786	—	1,105	2,786	3,891	(236)	1984	9/27/2019	30

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Shell Ridge Plaza - Bldg 112	Walnut Creek, CA	—	3,097	9,639	—	3,097	9,639	12,736	(953)	1984	9/27/2019	25
Shell Ridge Plaza - Bldg 114	Walnut Creek, CA	—	1,392	4,624	—	1,392	4,624	6,016	(300)	1984	9/27/2019	40
ProHealth MOB	Manchester, CT	—	1,032	9,418	2	1,032	9,420	10,452	(594)	2012	10/15/2019	38
Murdock Surgery Center	Port Charlotte, FL	—	1,643	9,527	4	1,643	9,531	11,174	(597)	2006	12/2/2019	35
Westerville MOB	Westerville, OH	—	995	7,713	2,430	995	10,143	11,138	(717)	2003	2/28/2020	35
TOPA Fort Worth	Fort Worth, TX	—	—	42,753	1,486	—	44,239	44,239	(2,103)	2017	3/16/2020	39
Ascension St. Vincent Cancer Center	Newburgh, IN	—	1,031	16,319	—	1,031	16,319	17,350	(639)	2008	9/11/2020	36
Health Center at Easton	Easton, PA	—	952	13,375	80	952	13,455	14,407	(450)	2017	11/23/2020	38
Hartford HealthCare Cancer Center	Manchester, CT	—	1,603	14,487	—	1,603	14,487	16,090	(430)	2017	12/8/2020	39
Sacred Heart Summit Medical Office and ASC	Pensacola, FL	—	2,119	27,334	27	2,119	27,361	29,480	(783)	2020	12/18/2020	40
Westerville II MOB	Westerville, OH	—	606	4,133	25	606	4,158	4,764	(173)	2003	12/23/2020	31
AdventHealth Wesley Chapel MOB II	Wesley Chapel, FL	—	—	32,958	209	—	33,167	33,167	(644)	2021	4/21/2021	40
TOPA Denton	Denton, TX	—	2,256	11,211	—	2,256	11,211	13,467	(185)	2019	6/11/2021	38
Allegheny West Mifflin Medical Building	West Mifflin, PA	—	967	5,930	—	967	5,930	6,897	(99)	1992	8/30/2021	27
Forsgate Cancer Center	Monroe Township, NJ	—	1,986	8,170	—	1,986	8,170	10,156	(128)	1992	8/30/2021	28
Mill Run Medical Center I	Hilliard, OH	—	812	4,597	—	812	4,597	5,409	(67)	1998	8/30/2021	31
Mill Run Medical Center II	Hilliard, OH	—	2,802	15,288	—	2,802	15,288	18,090	(223)	1998	8/30/2021	31
New Britain Medical Building	Plainville, CT	—	1,209	6,798	—	1,209	6,798	8,007	(102)	1998	8/30/2021	29
HonorHealth - Sonoran MOB	Phoenix, AZ	—	—	26,347	—	—	26,347	26,347	(230)	2020	9/23/2021	40
Eden Hill Medical Center	Dover, DE	36,050	—	48,686	—	—	48,686	48,686	(559)	2008	10/15/2021	25
HonorHealth - Neuroscience Institute	Scottsdale, AZ	—	—	53,452	—	—	53,452	53,452	(346)	2021	10/27/2021	40
University of Florida Health North MOB	Jacksonville, FL	60,000	—	148,419	—	—	148,419	148,419	(338)	2015	12/20/2021	38
TGH Brandon Healthplex	Tampa, FL	—	—	66,864	—	—	66,864	66,864	(151)	2017	12/20/2021	38
Yulee MOB	Yulee, FL	—	—	17,286	—	—	17,286	17,286	(38)	2020	12/20/2021	39
James Devin Moncus Medical Building	Lafayette, LA	—	—	28,739	—	—	28,739	28,739	(72)	2010	12/20/2021	36
Bay City MOB	Bay City, MI	—	—	31,649	—	—	31,649	31,649	(76)	2016	12/20/2021	36
Beaumont Grosse Pointe MOB	Grosse Pointe, MI	—	—	21,883	—	—	21,883	21,883	(52)	2016	12/20/2021	38
Burns POB	Petoskey, MI	—	—	44,152	—	—	44,152	44,152	(119)	1993	12/20/2021	32
Beaumont Health and Wellness Center	Rochester Hills, MI	—	—	40,849	—	—	40,849	40,849	(101)	2011	12/20/2021	36
Beaumont POB	Sterling Heights, MI	—	—	39,501	—	—	39,501	39,501	(105)	2009	12/20/2021	36
Hospital Hill MOB I	Kansas City, MO	—	—	—	—	—	—	—	—	2015	12/20/2021	0
Jackson Baptist Medical Center - Belhaven	Jackson, MS	20,000	—	56,424	—	—	56,424	56,424	(139)	2013	12/20/2021	37
Old Bridge Medical Office Building	Old Bridge, NJ	20,000	—	65,290	—	—	65,290	65,290	(157)	2014	12/20/2021	36
Saint Vincent MOB	Erie, PA	—	—	39,833	—	—	39,833	39,833	(93)	2007	12/20/2021	36
Riverside MOB	Hampton, VA	—	4,808	24,502	—	4,808	24,502	29,310	(79)	2007	12/20/2021	29
		$181,024	$235,873	$4,508,517	$191,926	$235,871	$4,700,443	$4,936,314	$(595,032)

Real estate held for sale		—	(490)	(2,132)	268	(418)	(1,864)	(2,282)	318
		$—	$(490)	$(2,132)	$268	$(418)	$(1,864)	$(2,282)	$318

Total		$181,024	$235,383	$4,506,385	$192,194	$235,453	$4,698,579	$4,934,032	$(594,714)
(1) Excludes acquired lease intangibles.

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021

The aggregate cost for federal income tax purposes of the real estate as of December 31, 2021 is $5.2 billion, with accumulated tax depreciation of $0.1 billion. The cost, net of accumulated depreciation, is approximately $5.0 billion (unaudited).

The cost capitalized subsequent to acquisition is net of dispositions.

The changes in total real estate for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of the beginning of the year	$4,129,562	$3,979,481	$3,871,712
Acquisitions	856,088	137,434	126,407
Additions	31,731	33,701	35,531
Impairment	(340)	(4,860)	—
Real estate held for sale	(2,282)	—	—
Dispositions	(80,727)	(16,194)	(54,169)
Balance as of the end of the year	$4,934,032	$4,129,562	$3,979,481

The changes in accumulated depreciation for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance as of the beginning of the year	$492,660	$382,833	$283,495
Depreciation	119,901	113,146	109,030
Real estate held for sale	318	—	—
Dispositions	(18,165)	(3,319)	(9,692)
Balance as of the end of the year	$594,714	$492,660	$382,833

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP (“EY”), an independent registered public accounting firm, as stated in their report included in Part II, Item 7 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Corporate Governance - Proposal 1: Election of Trustees”, “Corporate Governance - Board Composition - Trustee Nominees”, “Delinquent Section 16(a) Reports”, “Corporate Governance - Board Composition - Trustee Nomination Procedure”, “Corporate Governance - Our Board and Committees - Committee Membership and Structure - Audit Committee” and, “Executive Officers” to be included in the Trust’s 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2021.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in Part I, Item 1 - Business “Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Executive Compensation”, “Corporate Governance - Non-Employee Trustee Compensation”, and “Executive Compensation - Compensation Committee Report” to be included in the Trust’s 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Stock Ownership - Beneficial Ownership of the Company’s Securities” and “Stock Ownership - Equity Compensation Plan Information” to be included in the Trust’s 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Stock Ownership - Certain Relationships and Related Party Transactions” and “Corporate Governance - Board Composition - Trustee Independence” to be included in the Trust’s 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is “Audit Committee Matters - Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm”, “Audit Committee Matters - Audit Committee Pre-Approval Policies and Procedures”, and “Audit Committee Matters - Fees Paid to Independent Registered Public Accounting Firm” to be included in the Trust’s 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	97

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

The report of Physicians Realty Trust’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K at the page number referenced above. Their consent appears as Exhibit 23 of this form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY TRUST

Dated:	February 24, 2022	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 24, 2022
John T. Thomas	President and Trustee (Principal Executive Officer)

/s/ JEFFREY N. THEILER	Executive Vice President and	February 24, 2022
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. LUCEY	Chief Accounting and Administrative Officer	February 24, 2022
John W. Lucey	(Principal Accounting Officer)

/s/ STANTON D. ANDERSON	Trustee	February 24, 2022
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	February 24, 2022
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	February 24, 2022
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	February 24, 2022
William A. Ebinger, M.D.

/s/ PAMELA J. KESSLER	Trustee	February 24, 2022
Pamela J. Kessler

/s/ TOMMY G. THOMPSON	Chairman	February 24, 2022
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee	February 24, 2022
Richard A. Weiss

EXHIBIT INDEX

Exhibit No.		Title
2.1	(21)	Master Transaction Agreement, dated October 1, 2021, between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
2.2	(22)	First Amendment to Master Purchase Agreement, dated as of December 3, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC
2.3	(22)	Second Amendment to Master Purchase Agreement, dated as of December 8, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
2.4	(22)	Letter Agreement dated December 20, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
4.2	(4)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.3	(4)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(4)	Form of 4.300% Senior Notes due 2027 and guarantee thereof (included in Exhibit 4.3)
4.5	(5)	Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.6	(5)	Form of 3.950% Senior Notes due 2028 and guarantee thereof (included in Exhibit 4.5)
4.7	(6)	Third Supplemental Indenture, dated as of October 13, 2021, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.8	(6)	Form of 2.625% Senior Note due 2031 and the guarantee thereof (included in Exhibit 4.7)
4.9		Description of Securities*
10.1	(7)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(8)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and John T. Thomas**
10.5	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Jeffrey N. Theiler**
10.6	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and John W. Lucey**
10.7	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Mark D. Theine**
10.8	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Del Mar Deeni Taylor**
10.9	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Bradley D. Page**
10.10	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Daniel M. Klein**
10.11	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Laurie P. Becker**
10.12	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Amy M. Hall**
10.13	(10)	Physicians Realty Trust Incentive Bonus Plan**
10.14	(10)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.15	(10)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.16	(11)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended and restated effective April 30, 2019**
10.17	(12)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.18	(12)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.19	(19)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.20	(20)	Form of Restricted Share Unit Award Agreement for Executives (Time Vesting)**
10.21	(18)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.22	(20)	Form of Restricted Share Unit Award Agreement (Performance Units)* **
10.23	(14)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.24	(14)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.22)

Exhibit No.		Title
10.25	(14)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.22)
10.26	(14)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.22)
10.27	(14)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.22)
10.28	(15)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.29	(15)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.27)
10.30	(15)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.27)
10.31	(15)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.27)
10.32	(15)	First Amendment, dated as of August 11, 2016, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders, party thereto
10.33	(17)	Second Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.34	(17)	First Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.35	(16)
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
(3)Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 17, 2015 (File No. 333-205034).
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2017 (File No. 001-36007).

(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (File No. 001-36007).
(6)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on October 13, 2021 (File No. 001-36007).
(7)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2015.
(8)Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 20, 2013 (File No. 333-188862).
(9)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021 (File No. 001-36007).
(10)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014 (File No. 001-36007).
(11)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2019 (File No. 001-36007).
(12)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).
(13)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 001-36007).
(14)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007).
(15)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2016 (File No. 001-36007).
(16)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on September 28, 2021 (File No. 001-36007).
(17)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2019 (File No. 001-36007).
(18)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020 (File No. 001-36007).
(19)Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on February 28, 2018 (File No. 001-36007).
(20)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-36007).
(21)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on October 6, 2021 (File No. 001-36007).
(22)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on December 21, 2021 (File No. 001-36007).