Form 10-Q
period 2022-03-31
Physicians Realty Trust
filed 2022-05-05
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of Physicians Realty Trust’s common shares outstanding as of April 27, 2022 was 225,296,089.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2022

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the unknown duration and economic, operational, and financial impacts of the global outbreak of a novel strain of the coronavirus and its variants, including the Delta or Omicron variants and any future variants that may emerge, (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the COVID-19 pandemic will have on the Company’s business;

•general economic conditions, including inflation;

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “Commission”) on February 24, 2022 (the “2021 Annual Report”).

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership and the consolidated subsidiary of the Trust through which we conduct our business.

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$235,216	$235,453
Building and improvements	4,612,574	4,612,561
Tenant improvements	89,768	86,018
Acquired lease intangibles	498,221	498,221
	5,435,779	5,432,253
Accumulated depreciation	(867,799)	(821,036)
Net real estate property	4,567,980	4,611,217
Real estate held for sale	2,113	1,964
Right-of-use lease assets, net	234,345	235,483
Real estate loans receivable, net	93,176	117,844
Investments in unconsolidated entities	75,669	69,793
Net real estate investments	4,973,283	5,036,301
Cash and cash equivalents	2,729	9,876
Tenant receivables, net	5,783	4,948
Other assets	134,248	131,584
Total assets	$5,116,043	$5,182,709
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$249,075	$267,641
Notes payable	1,464,358	1,464,008
Mortgage debt	179,886	180,269
Accounts payable	1,399	6,651
Dividends and distributions payable	56,689	57,246
Accrued expenses and other liabilities	79,013	86,254
Lease liabilities	104,739	104,957
Acquired lease intangibles, net	21,111	21,569
Total liabilities	2,156,270	2,188,595

Redeemable noncontrolling interests - partially owned properties	6,335	7,081

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 225,293,058 and 224,678,116 common shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,253	2,247
Additional paid-in capital	3,615,884	3,610,954
Accumulated deficit	(814,492)	(776,001)
Accumulated other comprehensive income (loss)	487	(892)
Total shareholders’ equity	2,804,132	2,836,308
Noncontrolling interests:
Operating Partnership	148,226	150,241
Partially owned properties	1,080	484
Total noncontrolling interests	149,306	150,725
Total equity	2,953,438	2,987,033
Total liabilities and equity	$5,116,043	$5,182,709
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and related revenues	$126,676	$107,955
Interest income on real estate loans and other	3,714	5,384
Total revenues	130,390	113,339
Expenses:
Interest expense	16,823	13,715
General and administrative	10,293	9,465
Operating expenses	41,752	33,934
Depreciation and amortization	47,260	37,976
Total expenses	116,128	95,090
Income before equity in loss of unconsolidated entities and loss on sale of investment properties, net:	14,262	18,249
Equity in loss of unconsolidated entities	(166)	(420)
Loss on sale of investment properties, net	(153)	(24)
Net income	13,943	17,805
Net income attributable to noncontrolling interests:
Operating Partnership	(692)	(459)
Partially owned properties (1)	(159)	(152)
Net income attributable to controlling interest	13,092	17,194
Preferred distributions	—	(13)
Net income attributable to common shareholders	$13,092	$17,181
Net income per share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
Weighted average common shares:
Basic	225,069,208	210,529,698
Diluted	238,340,243	217,322,425

Dividends and distributions declared per common share	$0.23	$0.23
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$13,943	$17,805
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	1,379	797
Total other comprehensive income	1,379	797
Comprehensive income	15,322	18,602
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(761)	(480)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(159)	(152)
Comprehensive income attributable to common shareholders	$14,402	$17,970

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$2,247	$3,610,954	$(776,001)	$(892)	$2,836,308	$150,241	$484	$150,725	$2,987,033
Net proceeds from sale of common shares	3	5,029	—	—	5,032	—	—	—	5,032
Restricted share award grants, net	3	118	(421)	—	(300)	—	—	—	(300)
Purchase of OP Units	—	—	—	—	—	(184)	—	(184)	(184)
Dividends/distributions declared	—	—	(51,879)	—	(51,879)	(2,740)	—	(2,740)	(54,619)
Contributions	—	—	—	—	—	—	569	569	569
Distributions	—	—	—	—	—	—	(55)	(55)	(55)
Change in market value of Redeemable Noncontrolling Interest in Operating Partnership	—	—	717	—	717	—	—	—	717
Change in fair value of interest rate swap agreement	—	—	—	1,379	1,379	—	—	—	1,379
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(217)	—	—	(217)	217	—	217	—
Net income	—	—	13,092	—	13,092	692	82	774	13,866
Balance as of March 31, 2022	$2,253	$3,615,884	$(814,492)	$487	$2,804,132	$148,226	$1,080	$149,306	$2,953,438

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,943	$17,805
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	47,260	37,976
Amortization of deferred financing costs	579	581
Amortization of lease inducements and above/below-market lease intangibles	1,575	1,143
Straight-line rental revenue/expense	(2,154)	(2,725)
Amortization of discount on unsecured senior notes	262	161
Amortization of above market assumed debt	(10)	(15)
Loss on sale of investment properties, net	153	24
Equity in loss of unconsolidated entities	166	420
Distributions from unconsolidated entities	2,002	1,761
Provision for bad debts	87	(49)
Non-cash share compensation	4,253	3,707
Change in operating assets and liabilities:
Tenant receivables	(791)	(1,937)
Other assets	(266)	2,766
Accounts payable	(5,252)	(4,349)
Accrued expenses and other liabilities	(7,272)	(15,968)
Net cash provided by operating activities	54,535	41,301
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	1,804	436
Acquisition of investment properties, net	(10)	(1,135)
Investment in unconsolidated entities	(5,045)	37
Escrowed cash - acquisition deposits/earnest deposits	90	(311)
Capital expenditures on investment properties	(5,491)	(6,139)
Investment in real estate loans receivable	(904)	(7,398)
Repayment of real estate loans receivable	22,441	307
Leasing commissions	(704)	(1,044)
Net cash provided by (used in) investing activities	12,181	(15,247)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	5,032	52,432
Proceeds from credit facility borrowings	64,000	78,000
Repayment of credit facility borrowings	(83,000)	(88,000)
Principal payments on mortgage debt	(420)	(6,925)
Debt issuance costs	(10)	(7)
Dividends paid - shareholders	(52,858)	(49,406)
Distributions to noncontrolling interests - Operating Partnership	(2,739)	(1,307)
Preferred distributions paid - OP Unit holder	—	(303)
Contributions from noncontrolling interest	569	—
Distributions to noncontrolling interests - partially owned properties	(161)	(178)
Payments of employee taxes for withheld stock-based compensation shares	(4,092)	(3,996)
Purchase of Series A Preferred Units	—	(4,661)
Purchase of OP Units	(184)	(269)
Net cash used in financing activities	(73,863)	(24,620)
Net (decrease) increase in cash and cash equivalents	(7,147)	1,434
Cash and cash equivalents, beginning of period	9,876	2,515
Cash and cash equivalents, end of period	$2,729	$3,949
Supplemental disclosure of cash flow information—interest paid during the period	$23,123	$23,335
Supplemental disclosure of noncash activity—settlement of note receivable in exchange for Series A Preferred Units	$—	$20,646
Supplemental disclosure of noncash activity—change in fair value of interest rate swap agreements	$1,379	$797
Supplemental disclosure of noncash activity—conversion of loan receivable in connection to the acquisition of investment property	$3,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of March 31, 2022, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

ATM Program

In May 2021, the Trust and the Operating Partnership entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., and Raymond James & Associates, Inc. in their capacity as agents for the Company and/or forward sellers and Stifel, Nicolaus & Company, Incorporated in its capacity as sales agent for the Company (collectively, the “Agents”) and Bank of Montreal, Credit Agricole Corporate and Investments Bank, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. as forward purchasers for the Company (the “Forward Purchasers”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million through the Agents (the “ATM Program”). The Sales Agreement contemplates that, in addition to the issuance and sale of the Trust’s common shares through the Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of the Forward Purchasers.

During the quarter ended March 31, 2022, the Trust sold 259,977 common shares pursuant to the ATM Program, at a weighted average price of $18.93 per share, resulting in total net proceeds of approximately $4.9 million. As of March 31, 2022, the Trust has $326.3 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2022 and 2021 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2021 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of March 31, 2022, the Trust held a 95.0% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Partially Owned Properties

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

Dividends and Distributions

On March 18, 2022, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarter ended March 31, 2022. The dividend was paid on April 14, 2022 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on March 31, 2022.

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

The Company has elected taxable REIT subsidiary (“TRS”) status for certain of its corporate subsidiaries and, as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses. To date, these income taxes have been de minimis.

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company did not record an impairment charge for the three months ended March 31, 2022 or 2021.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met. The Company classifies a real estate property as held for sale when: (i) management has approved the disposition of the property, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposition plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded for the asset and the book value of the asset is written down to the lower of carrying value or fair market value, less cost to sell. As of March 31, 2022, the Company classified one property as held for sale.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of nine mezzanine loans, two term loans, and one construction loan as of March 31, 2022. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage of a related medical office building, and construction loans are secured by mortgages on the land and the improvements as constructed. The reserve for loan losses was $0.1 million as of March 31, 2022.

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, are included in other assets and were approximately $97.9 million and $95.4 million as of March 31, 2022 and December 31, 2021, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental and related revenues was $0.1 million for the three months ended March 31, 2022 and 2021.

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

New Accounting Pronouncements

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

Note 3. Investment and Disposition Activity

During the three months ended March 31, 2022, the Company acquired a 49% membership interest in three properties through the Davis Joint Venture for an aggregate purchase price of $8.0 million. The Company also funded $0.9 million of previous construction loan commitments, resulting in total investment activity of approximately $8.9 million as of March 31, 2022.

Dispositions

During the three months ended March 31, 2022, the Company sold one medical office building representing 9,997 square feet for approximately $2.0 million, realizing a net loss of approximately $0.2 million.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding assets classified as held for sale if applicable, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$441,072	$(212,925)	$228,147	$441,072	$(201,885)	$239,187
Above-market leases	$57,149	$(25,939)	$31,210	$57,149	$(24,437)	$32,712
Liabilities
Below-market leases	$32,155	$(11,044)	$21,111	$32,155	$(10,585)	$21,570

The following is a summary of acquired lease intangible amortization for the three month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense related to in-place leases	$11,040	$8,314
Decrease in rental income related to above-market leases	1,502	927
Increase in rental income related to below-market leases	459	322

Future aggregate net amortization of acquired lease intangibles, excluding one asset classified as held for sale, as of March 31, 2022, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2022	$2,585	$31,535
2023	3,157	38,805
2024	2,961	33,382
2025	2,431	27,935
2026	1,281	21,818
Thereafter	(2,316)	74,672
Total	$10,099	$228,147

As of March 31, 2022, the weighted average remaining amortization period is 8 years for in-place, above market tenant lease, and leasehold interest intangibles assets and 16 years for below market tenant lease intangibles.

Note 5. Other Assets

Other assets consisted of the following, excluding assets classified as held for sale if applicable, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Straight line rent receivable, net	$97,925	$95,443
Leasing commissions, net	11,877	11,627
Prepaid expenses	8,446	8,910
Lease inducements, net	8,068	8,293
Escrows	1,517	1,780
Notes receivable, net	1,211	1,097
Interest rate swap	908	—
Other	4,296	4,434
Total	$134,248	$131,584

Note 6. Debt

The following is a summary of debt as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Fixed interest mortgage notes (1)	$75,094	$75,395
Variable interest mortgage note (2)	105,510	105,629
Total mortgage debt	180,604	181,024
$1.0 billion unsecured revolving credit facility bearing variable interest of LIBOR plus 0.85%, due September 2025	255,000	274,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	500,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,910,604	1,930,024
Unamortized deferred financing costs	(9,124)	(9,694)
Unamortized discounts	(8,161)	(8,423)
Unamortized fair value adjustments	—	11
Total debt	$1,893,319	$1,911,918
(1)As of March 31, 2022, fixed interest mortgage notes bear interest from 3.33% to 4.83%, due in 2022 and 2024, with a weighted average interest rate of 4.05%. As of December 31, 2021, fixed interest mortgage notes bear interest from 3.33% to 4.83%, due in 2022 and 2024, with a weighted average interest rate of 4.05%. One mortgage bears interest at LIBOR + 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.43%. The notes are collateralized by three properties with a net book value of $145.4 million as of March 31, 2022 and $151.9 million as of December 31, 2021.
(2)Variable interest mortgage notes bear variable interest of LIBOR + 2.75% and SOFR + 1.85% for a weighted average interest rate of 2.19% and 1.95% as of March 31, 2022 and December 31, 2021, respectively. The notes are due in 2026 and 2028 and collateralized by four properties with a net book value of $303.1 million as of March 31, 2022 and $307.2 million as of December 31, 2021.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of March 31, 2022, the Trust had investment grade ratings of BBB from S&P, Baa2 from Moody’s, and BBB from Fitch. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.85%. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the Trust’s investment grade rating.

On October 13, 2021, the Operating Partnership issued $500.0 million in aggregate principle amount of 2.625% Senior Notes due November 1, 2031 (the “2031 Senior Notes”) in a public offering and the Company used the proceeds from the 2031 Senior Notes to pay off a $250.0 million term loan feature of the Credit Agreement. The Operating Partnership simultaneously terminated the existing pay-fixed receive-variable rate swaps associated with the full term loan borrowing of $250.0 million. As part of the termination, the Company made total cash payments of $3.3 million to the counterparties of the swap agreements. As defined by the Credit Agreement, the term loan feature is no longer available to the Company.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2022, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of March 31, 2022, the Company had $255.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $745.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of March 31, 2022, the Company had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of March 31, 2022, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of March 31, 2022, are as follows (in thousands):

2022	$15,674
2023	16,008
2024	59,719
2025	280,476
2026	170,476
Thereafter	1,368,251
Total Payments	$1,910,604

As of March 31, 2022, the Company had total consolidated indebtedness of approximately $1.9 billion. The weighted average interest rate on consolidated indebtedness was 3.28% (based on the 30-day LIBOR rate of 0.40% and a SOFR rate of 0.29% as of March 31, 2022).

For the three month periods ending March 31, 2022 and 2021, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $16.2 million and $13.1 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2022, the Company had one outstanding interest rate swap contract designated as a cash flow hedge of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) of the 2021 Annual Report for a further discussion of our derivatives.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$36,050
Effective fixed interest rate	(1)	3.33%
Effective date		10/31/2019
Maturity date		10/31/2024
Asset balance at March 31, 2022 (included in Other assets)		$908
Liability balance at December 31, 2021 (included in Accrued expenses and other liabilities)		$452
(1)1.43% effective swap rate plus 1.90% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Prepaid rent	$24,919	$22,714
Real estate taxes payable	17,968	23,487
Accrued interest	11,814	18,799
Accrued expenses	9,137	5,960
Security deposits	4,278	4,234
Tenant improvement allowances	1,857	1,857
Accrued incentive compensation	1,458	1,784
Interest rate swap	—	452
Other	7,582	6,967
Total	$79,013	$86,254

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the three month period ended March 31, 2022, the Trust granted a total of 210,380 restricted common shares with a total value of $3.4 million to its officers and certain of its employees, which have a vesting period of one year.

A summary of the status of the Trust’s non-vested restricted common shares as of March 31, 2022 and changes during the three month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	247,447	$17.41
Granted	210,380	16.37
Vested	(187,262)	17.21
Forfeited	(3,868)	17.98
Non-vested at March 31, 2022	266,697	$16.72

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three month periods ending March 31, 2022 and 2021, the Company recognized non-cash share compensation of $0.9 million. Unrecognized compensation expense at March 31, 2022 was $3.8 million.

Restricted Share Units

In January 2022, under the 2013 Plan, the Company granted 7,800 restricted share units to certain of its trustees in lieu of all or a portion of such trustee’s 2022 cash retainer. These units are subject to certain timing conditions and a one-year service period. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend. With respect to the performance and timing conditions of the January 2022 grants, the grant date fair value of $18.83 per unit was based on the share price at the date of grant.

In March 2022, under the 2013 Plan, the Company granted restricted share units at a target level of 299,019 to its officers and certain of its employees and 56,204 to its trustees. Units granted to officers and certain employees under the Company’s 2013 Plan are subject to certain performance and market conditions and a three-year service period. Units granted to trustees are subject to certain timing conditions and a two-year service period for full vesting. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 30% of the restricted share units issued to officers and certain employees under the Company’s 2013 Plan in 2022 vest based on one certain market condition. The awards containing a market condition were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $30.17 per unit for the March 2022 grant using the following assumptions:

Volatility	33.9%
Dividend assumption	reinvested
Expected term in years	2.84 years
Risk-free rate	1.44%
Share price (per share)	$16.37

The remaining 70% of the restricted share units issued to officers and certain employees under the Company’s 2013 Plan, and 100% of other restricted share units issued to trustees vest based upon certain performance or timing conditions. With respect to the performance and timing conditions of the March 2022 grants, the grant date fair value of $16.37 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2022 restricted share units issued to officers and certain employees is $20.51 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2022:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	976,570		$22.59	63,008	$17.85
Granted	299,019		20.51	64,004	16.67
Vested	(228,649)	(1)	25.27	(41,220)	18.20
Non-vested at March 31, 2022	1,046,940		$21.41	85,792	$16.81
(1)Restricted units vested by Company executives in 2022 resulted in the issuance of 361,679 common shares, less 160,573 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three month periods ending March 31, 2022 and 2021, the Company recognized non-cash share compensation of $3.3 million and $2.8 million, respectively. Unrecognized compensation expense at March 31, 2022 was $18.0 million.

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

The Company’s derivative instruments as of March 31, 2022 consist of one interest rate swap, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2021 Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There was no asset measured at fair value as of March 31, 2022.

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

As of March 31, 2022, the Company classified one property as held for sale. Upon classification as held for sale, the Company records the value of the assets at the lower of their carrying value or fair value, less costs to sell. Fair value is generally based on discounted cash flow analyses, which involves management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. As of March 31, 2022, the fair value exceeds the carrying value of the one asset classified as held for sale and therefore, is recorded at respective carrying value.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$93,176	$90,592	$117,844	$115,385
Notes receivable, net	$1,211	$1,211	$1,097	$1,097
Derivative assets	$908	$908	$—	$—
Liabilities:
Credit facility	$(255,000)	$(255,000)	$(274,000)	$(274,000)
Notes payable	$(1,475,000)	$(1,436,801)	$(1,475,000)	$(1,554,802)
Mortgage debt	$(180,604)	$(179,267)	$(181,035)	$(182,189)
Derivative liabilities	$—	$—	$(452)	$(452)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2022 through 2043. As of March 31, 2022, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and minimum rental payments for the one asset classified as held for sale, were as follows (in thousands):

2022	$266,659
2023	350,838
2024	336,326
2025	315,578
2026	257,972
Thereafter	913,892
Total	$2,441,265
For the three month periods ending March 31, 2022 and 2021, we recognized $126.7 million and $108.0 million, respectively, of rental and other lease-related income related to our operating leases, of which $35.1 million and $27.6 million, respectively, were variable lease payments.

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air space above one property, and the land upon which 97 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company has ten corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 93 years remaining, excluding extension options, with a weighted average remaining term of 44 years.

At the inception of a new lease, the Company establishes an operating or finance lease asset and operating or finance lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we calculate a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of March 31, 2022. There are no operating or finance leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of March 31, 2022, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, exclusive of the one asset classified as held for sale, were as follows (in thousands):

2022	$3,466
2023	4,717
2024	4,707
2025	4,704
2026	4,752
Thereafter	243,277
Total undiscounted lease payments	$265,623
Less: Interest	(160,884)
Present value of lease liabilities	$104,739

Lease costs consisted of the following for the three months ended March 31, 2022 (in thousands):

Fixed lease cost	$834
Variable lease cost	319
Total lease cost	$1,153

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended March 31, 2022 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of March 31, 2022, excluding the one asset classified as held for sale (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$17,739	5.0%
Northside Hospital	15,703	4.4%
UofL Health - Louisville, Inc.	12,750	3.6%
HonorHealth	11,143	3.1%
US Oncology	11,059	3.1%
Remaining portfolio	287,543	80.8%
Total	$355,937	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.2% of its total ABR for the period ending March 31, 2022. Total ABR from CommonSpirit Health affiliated tenants totals 14.6%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of March 31, 2022, excluding the one asset classified as held for sale (in thousands):

State	Total ABR	Percent of ABR
Texas	$48,186	13.5%
Georgia	25,763	7.2%
Florida	25,009	7.0%
Indiana	22,776	6.4%
Arizona	20,887	5.9%
Other	213,316	60.0%
Total	$355,937	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator for earnings per share - basic:
Net income	$13,943	$17,805
Net income attributable to noncontrolling interests:
Operating Partnership	(692)	(459)
Partially owned properties	(159)	(152)
Preferred distributions	—	(13)
Numerator for earnings per share - basic	$13,092	$17,181
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$13,092	$17,181
Noncontrolling interest - Operating Partnership income	692	459
Numerator for earnings per share - diluted	$13,784	$17,640
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	225,069,208	210,529,698
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	11,912,099	5,687,247
Restricted common shares	104,910	87,124
Restricted share units	1,254,026	1,018,356
Denominator for earnings per share - diluted:	238,340,243	217,322,425
Earnings per share - basic	$0.06	$0.08
Earnings per share - diluted	$0.06	$0.08

Note 15. Subsequent Events

On April 22, 2022 the Company disposed of a 17,213 square foot medical office building for $6.4 million and recognized a net gain on the sale of approximately $3.7 million. This asset was classified as held for sale as of March 31, 2022.

On April 26, 2022, the Company purchased a medical office facility comprising of 59,233 square feet in New Albany, Ohio for $27.7 million.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2021 Annual Report.

Company Highlights

•Reported first quarter 2022 total revenue of $130.4 million, an increase of 15.0% over the prior year period.
•Generated first quarter net income per share of $0.06 on a fully diluted basis.
•Generated first quarter Normalized Funds From Operations (Normalized FFO) of $0.27 per share on a fully diluted basis.
•Completed investments of $8.9 million during the first quarter.
•First quarter MOB Same-Store Cash Net Operating Income growth was 2.0% year-over-year.
•Declared a quarterly dividend of $0.23 per share and OP Unit for the first quarter 2022, paid on April 14, 2022.
•Disposed of one property for $2.0 million and recognized a net loss on the sale of approximately $0.2 million.
•Sold 259,977 common shares pursuant to the ATM program at a weighted average price of $18.93 during the first quarter, resulting in net proceeds of $4.9 million.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $5.7 billion as of March 31, 2022. As of March 31, 2022, our consolidated portfolio consisted of 278 health care properties (which excludes one asset, representing approximately 17,213 leasable square feet, classified as held for sale) located in 33 states with approximately 15,576,392 net leasable square feet, which were approximately 95% leased with a weighted average remaining lease term of approximately 6.2 years. As of March 31, 2022, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 95% of the annualized base rent payments from our properties as of March 31, 2022, excluding our one asset held for sale, are from absolute and triple-net leases pursuant to which the tenants are responsible for operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 4% of the annualized base rent payments from our properties as of March 31, 2022, excluding our one asset held for sale, are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2022, leases representing 2.7%, 5.1%, and 6.6% of leased square feet will expire in 2022, 2023, and 2024, respectively.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of March 31, 2022, owned approximately 95.0% of the OP Units. As of April 27, 2022, there were 225,296,089 common shares outstanding.

Key Transactions in First Quarter 2022

Investment Activity

During the three months ended March 31, 2022, the Company contributed $8.0 million to acquire a 49% membership interest in three properties through the Davis Joint Venture and funded $0.9 million of previous a construction loan commitment, resulting in total investment activity of approximately $8.9 million.

During the three months ended March 31, 2022, the Company sold one medical office building representing 9,997 square feet for approximately $2.0 million, realizing a net loss of approximately $0.2 million.

Recent Developments

Quarterly Distribution

On March 18, 2022, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended March 31, 2022. The dividend was paid on April 14, 2022 to common shareholders and OP Unit holders of record as of the close of business on March 31, 2022.

Recent Events

On April 22, 2022 the Company disposed of a 17,213 square foot medical office building for $6.4 million and recognized a net gain on the sale of approximately $3.7 million. This asset was classified as held for sale as of March 31, 2022.

On April 26, 2022, the Company purchased a medical office facility comprising of 59,233 square feet in New Albany, Ohio for $27.7 million.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021.

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021	Change	%
Revenues:
Rental and related revenues	$126,676	$107,955	$18,721	17.3%
Interest income on real estate loans and other	3,714	5,384	(1,670)	(31.0)%
Total revenues	130,390	113,339	17,051	15.0%
Expenses:
Interest expense	16,823	13,715	3,108	22.7%
General and administrative	10,293	9,465	828	8.7%
Operating expenses	41,752	33,934	7,818	23.0%
Depreciation and amortization	47,260	37,976	9,284	24.4%
Total expenses	116,128	95,090	21,038	22.1%
Income before equity in loss of unconsolidated entities and loss on sale of investment properties, net:	14,262	18,249	(3,987)	(21.8)%
Equity in loss of unconsolidated entities	(166)	(420)	254	60.5%
Loss on sale of investment properties, net	(153)	(24)	(129)	NM
Net income	$13,943	$17,805	$(3,862)	(21.7)%
NM = Not Meaningful

Revenues

Total revenues increased $17.1 million, or 15.0%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $18.7 million, or 17.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Rental and related revenues were comprised of the following based upon contractual billing terms (in thousands):

	2022	2021	Change	%
Rental revenues	$91,550	$80,395	$11,155	13.9%
Expense recoveries	35,126	27,560	7,566	27.5%
Rental and related revenues	$126,676	$107,955	$18,721	17.3%

Rental revenues increased $11.2 million, or 13.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Rental revenues increased $13.1 million from properties acquired in 2021, including $9.4 million related to the Landmark Portfolio, and were partially offset by a decrease of $1.9 million due to properties sold in 2022 and 2021.

Expense recoveries increased $7.6 million, or 27.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Expense recoveries increased $6.2 million from properties acquired in 2021, including $4.3 million related to the Landmark Portfolio, and $1.2 million due to an increase in reimbursable operating expenses from our existing portfolio, explained below.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $1.7 million, or 31.0%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Interest income on real estate loans and other decreased $1.9 million due to lower average real estate loan balances.

Expenses

Total expenses increased $21.0 million, or 22.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. An analysis of selected expenses follows.

Interest expense. Interest expense increased $3.1 million, or 22.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The issuance of the 2031 Senior Notes resulted in an increase of $3.4 million and the issuance of new mortgage debt resulted an increase of $0.9 million. This was partially offset the October 2021 pay off and extinguishment of our $250.0 million term loan feature of the Credit Agreement and the associated pay-fixed receive-variable rate swaps which resulted in a decrease of $1.2 million.

General and administrative. General and administrative expenses increased $0.8 million, or 8.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due to higher non-cash compensation of $0.5 million and increased travel and marketing costs of $0.5 million and was partially offset by a decrease in other expenses of $0.1 million.

Operating expenses. Operating expenses increased $7.8 million, or 23.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Net operating expenses on properties purchased and sold in 2022 and 2021 increased by $6.6 million. Operating expenses on the existing portfolio increased by $1.2 million, or 3.6% quarter over quarter, due to additional utilities costs of $1.0 million and building maintenance costs of $0.4 million, partially offset by a decrease in insurance costs of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased $9.3 million, or 24.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Depreciation and amortization increased $10.6 million for properties purchased in 2021 and was partially offset by $0.8 million for properties sold during 2022 and 2021 and a decrease of $0.5 million on the existing portfolio.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to improved performance from joint ventures during the three months ended.

Loss on sale of investment properties, net. During the three months ended March 31, 2022, we sold one property representing 9,997 net leasable square feet located in Michigan for approximately $2.0 million, realizing a net loss of approximately $0.2 million. During the three months ended March 31, 2021, we sold one property representing 44,089 net leasable square feet located in Michigan for approximately $0.5 million, realizing an insignificant net loss.

Cash Flows

Three months ended March 31, 2022 compared to the three months ended March 31, 2021 (in thousands).

	2022	2021
Cash provided by operating activities	$54,535	$41,301
Cash provided by (used in) investing activities	12,181	(15,247)
Cash used in financing activities	(73,863)	(24,620)
(Decrease) increase in cash and cash equivalents	$(7,147)	$1,434

Cash flows from operating activities. Cash flows provided by operating activities was $54.5 million during the three months ended March 31, 2022 compared to $41.3 million during the three months ended March 31, 2021, representing an increase of $13.2 million. Net cash provided by operating activities increased primarily due to the impact of our 2022 and 2021 acquisitions, including the Landmark Portfolio acquired on December 20, 2021, and contractual rent increases offset by our 2022 and 2021 dispositions.

Cash flows from investing activities. Cash flows provided by investing activities was $12.2 million during the three months ended March 31, 2022 compared to cash flows used in investing activities of $15.2 million during the three months ended March 31, 2021, representing a change of $27.4 million. The increase in cash flows provided by investing activities was primarily due to higher real estate loan repayments and lower new real estate loans for a net increase in cash of $28.6 million. Proceeds on sales of investment properties also increased cash by $1.4 million, and cash spent on capital expenditures and leasing commissions decreased by $1.0 million. Cash flows provided by investing activities were partially offset by an increase in net cash spent on acquisitions of investment properties and unconsolidated entities of $3.6 million.

Cash flows from financing activities. Cash flows used in financing activities was $73.9 million during the three months ended March 31, 2022 compared to $24.6 million during the three months ended March 31, 2021, representing an increase of $49.2 million. The change in cash used in financing activities was primarily due to a decrease in net proceeds from the sale of common shares pursuant to the applicable ATM Program of $47.4 million, and an increase in net paydowns under the credit facility of $9.0 million in 2022 compared to 2021. Further, $3.5 million of additional dividends were paid to shareholders in 2022 compared to 2021, and $1.4 million of additional distributions were paid to noncontrolling interests of the operating partnership. Cash flows used in financing activities were partially offset by $6.5 million of additional principal payments on mortgage debt in 2021 compared to 2022. Additionally, Series A Preferred Units redeemed in 2021 used $4.7 million while no such redemptions were made in 2022.

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acceleration of deferred financing costs, net change in fair value of contingent consideration, and other normalizing items. Our Normalized FFO computation includes our share of required adjustments from our unconsolidated joint ventures and our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$13,943	$17,805
Earnings per share - diluted	$0.06	$0.08

Net income	$13,943	$17,805
Net income attributable to noncontrolling interests - partially owned properties	(159)	(152)
Preferred distributions	—	(13)
Depreciation and amortization expense	47,149	37,877
Depreciation and amortization expense - partially owned properties	(70)	(70)
Loss on sale of investment properties, net	153	24
Proportionate share of unconsolidated joint venture adjustments	2,383	2,197
FFO applicable to common shares	$63,399	$57,668
Proportionate share of unconsolidated joint venture adjustments	(8)	—
Normalized FFO applicable to common shares	$63,391	$57,668

FFO per common share	$0.27	$0.27
Normalized FFO per common share	$0.27	$0.27

Weighted average number of common shares outstanding	238,340,243	217,322,425

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$13,943	$17,805
Normalized FFO applicable to common shares	$63,391	$57,668

Normalized FFO applicable to common shares	$63,391	$57,668
Non-cash share compensation expense	4,253	3,707
Straight-line rent adjustments	(2,154)	(2,725)
Amortization of acquired above/below-market leases/assumed debt	1,339	864
Amortization of lease inducements	225	264
Amortization of deferred financing costs	579	581
TI/LC and recurring capital expenditures	(5,663)	(5,638)
Loan reserve adjustments	3	(47)
Proportionate share of unconsolidated joint venture adjustments	(431)	(211)
Normalized FAD applicable to common shares	$61,542	$54,463

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$13,943	$17,805
General and administrative	10,293	9,465
Depreciation and amortization expense	47,260	37,976
Interest expense	16,823	13,715
Loss on sale of investment properties, net	153	24
Proportionate share of unconsolidated joint venture adjustments	3,422	3,511
NOI	$91,894	$82,496

NOI	$91,894	$82,496
Straight-line rent adjustments	(2,154)	(2,725)
Amortization of acquired above/below-market leases	1,349	880
Amortization of lease inducements	225	264
Loan reserve adjustments	3	(47)
Proportionate share of unconsolidated joint venture adjustments	(71)	(171)
Cash NOI	$91,246	$80,697

Cash NOI	$91,246	$80,697
Assets not held for all periods or held for sale	(12,353)	(1,822)
Hospital Cash NOI	(3,478)	(3,139)
Lease termination fees	(5)	—
Interest income on real estate loans	(2,199)	(4,107)
Joint venture and other income	(3,509)	(3,271)
MOB Same-Store Cash NOI	$69,702	$68,358

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$13,943	$17,805
Depreciation and amortization expense	47,260	37,976
Interest expense	16,823	13,715
Loss on sale of investment properties, net	153	24
Proportionate share of unconsolidated joint venture adjustments	3,420	3,482
EBITDAre	$81,599	$73,002
Non-cash share compensation expense	4,253	3,707
Pursuit costs	74	20
Non-cash intangible amortization	1,575	1,128
Proportionate share of unconsolidated joint venture adjustments	(8)	—
Pro forma adjustments for investment activity	68	6
Adjusted EBITDAre	$87,561	$77,863

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

As of March 31, 2022, we had a total of $2.7 million of cash and cash equivalents and $745.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature.

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

On October 13, 2021, the Company used the proceeds from the 2031 Senior Notes to pay off a $250.0 million term loan feature of the Credit Agreement. The Operating Partnership simultaneously terminated the existing pay-fixed receive-variable rate swaps associated with the full term loan borrowing of $250.0 million. As part of the termination, the Company made total cash payments of $3.3 million to the counterparties of the swap agreements. As defined by the Credit Agreement, the term loan feature is no longer available to the Company.

As of March 31, 2022, the Company had $255.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, $745.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of March 31, 2022, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

ATM Program

In May 2021, the Company entered into the Sales Agreement, pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million. In accordance with the Sales Agreement, the Trust may offer and sell its common shares through the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker.

During the quarterly period ended March 31, 2022, the Trust sold 259,977 common shares pursuant to the ATM Program, at a weighted average price of $18.93 per share resulting in total net proceeds of approximately $4.9 million. As of March 31, 2022, the Trust has $326.3 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of March 31, 2022, the Company had issued 187,510 common shares under the DRIP since its inception.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the ASC, as published by the Financial Accounting Standards Board, which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our 2021 Annual Report for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we have investments in two unconsolidated joint ventures with ownership interests of 49.0% and 12.3%, respectively. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $792.3 million (of which our proportionate share is approximately $143.8 million). See Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2021 Annual Report for the fiscal year ended December 31, 2021 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one interest rate swap. See Note 7 (Derivatives) in Part I, Item I of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2021 Annual Report for further detail on our interest rate swap.

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

Fixed Interest Rate Debt

As of March 31, 2022, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 79.2% of our total consolidated debt, excluding the impact of the interest rate swap. We entered into a pay-fixed receive-variable rate swap for $36.1 million of our mortgage debt, fixing the LIBOR component of the borrowing rate to 1.43%, for an all-in fixed rate as of March 31, 2022 of 3.33%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of October 31, 2024.

Assuming the effects of our interest rate swap agreement, our fixed interest rate debt would represent 81.1% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of March 31, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.5 billion and $1.6 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2022. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of March 31, 2022, our consolidated variable interest rate debt totaled $396.6 million, which represented 20.8% of our total consolidated debt. Assuming the effects of our interest rate swap agreement, our variable interest rate debt would represent 18.9% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of March 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $360.5 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR and SOFR were to change by 100 basis points, interest expense on our variable rate debt as of March 31, 2022 would change by approximately $2.6 million and $1.0 million annually, respectively.

Derivative Instruments

As of March 31, 2022, we had one outstanding interest rate swap that was designated as cash flow hedges of interest rate risk, with a total notional amount of $36.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreement in the event of non-performance under the terms of the agreements. If we were not able to replace the swap in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of March 31, 2022, we had total consolidated indebtedness of approximately $1.9 billion. The weighted average interest rate on our consolidated indebtedness was 3.28% (based on the 30-day LIBOR rate of 0.40% and a SOFR rate of 0.29% as of March 31, 2022). As of March 31, 2022, we had approximately $360.5 million, or approximately 18.9%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of March 31, 2022.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2021 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2021 Annual Report.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended March 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	10,000	(1)	$18.44	N/A	N/A
February 1, 2022 - February 28, 2022	160,573	(2)	17.07	N/A	N/A
March 1, 2022 - March 31, 2022	82,475	(2)	16.37	N/A	N/A
Total	253,048		$16.90	—	—
(1)Represents OP Units redeemed by holders in exchange for cash.
(2)Represents repurchased common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated as of March 1, 2022 between the Trust and William Mark Dukes**
22.1	List of Subsidiary Issuers and Guaranteed Securities**
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
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

PHYSICIANS REALTY TRUST

Date: May 5, 2022	/s/ John T. Thomas
John T. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)