Form 10-Q
period 2022-06-30
Physicians Realty Trust
filed 2022-08-05
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of Physicians Realty Trust’s common shares outstanding as of July 27, 2022 was 226,320,806.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2022

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the unknown duration and economic, operational, and financial impacts of the global outbreak of a novel strain of the coronavirus and any variants that have emerged or that may emerge in the future, (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the COVID-19 pandemic will have on the Company’s business;

•general economic conditions, including inflation and recession;

•adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•our failure to generate sufficient cash flows to service our indebtedness or to pay down or refinance our indebtedness;

•fluctuations and increases in interest rates and operating costs;

•the availability, terms, and deployment of debt and equity capital, including our unsecured revolving credit facility;

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

•the impact of our investments in joint ventures we have made and may make in the future;

•the financial condition and liquidity of, or disputes with, any joint venture and development partners with whom we may make co-investments in the future;

•the disruption of our business and the compromise of confidential information resulting from cybersecurity attacks, breaches, and other incidents;

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

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$233,699	$235,453
Building and improvements	4,588,319	4,612,561
Tenant improvements	87,162	86,018
Acquired lease intangibles	493,149	498,221
	5,402,329	5,432,253
Accumulated depreciation	(901,526)	(821,036)
Net real estate property	4,500,803	4,611,217
Real estate held for sale	65,798	1,964
Right-of-use lease assets, net	233,281	235,483
Real estate loans receivable, net	104,716	117,844
Investments in unconsolidated entities	80,590	69,793
Net real estate investments	4,985,188	5,036,301
Cash and cash equivalents	401	9,876
Tenant receivables, net	6,135	4,948
Other assets	134,617	131,584
Total assets	$5,126,341	$5,182,709
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$258,509	$267,641
Notes payable	1,464,713	1,464,008
Mortgage debt	179,516	180,269
Accounts payable	5,336	6,651
Dividends and distributions payable	57,809	57,246
Accrued expenses and other liabilities	88,311	86,254
Lease liabilities	104,591	104,957
Acquired lease intangibles, net	20,603	21,569
Total liabilities	2,179,388	2,188,595

Redeemable noncontrolling interests - partially owned properties	5,776	7,081

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 226,316,998 and 224,678,116 common shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,263	2,247
Additional paid-in capital	3,637,459	3,610,954
Accumulated deficit	(850,101)	(776,001)
Accumulated other comprehensive income (loss)	3,570	(892)
Total shareholders’ equity	2,793,191	2,836,308
Noncontrolling interests:
Operating Partnership	146,888	150,241
Partially owned properties	1,098	484
Total noncontrolling interests	147,986	150,725
Total equity	2,941,177	2,987,033
Total liabilities and equity	$5,126,341	$5,182,709
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and related revenues	$127,728	$107,748	$254,404	$215,703
Interest income on real estate loans and other	4,439	5,177	8,153	10,561
Total revenues	132,167	112,925	262,557	226,264
Expenses:
Interest expense	17,234	13,541	34,057	27,256
General and administrative	10,028	9,117	20,321	18,582
Operating expenses	42,681	33,456	84,433	67,390
Depreciation and amortization	47,702	38,105	94,962	76,081
Total expenses	117,645	94,219	233,773	189,309
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	14,522	18,706	28,784	36,955
Equity in loss of unconsolidated entities	(224)	(403)	(390)	(823)
Gain on sale of investment properties, net	3,634	378	3,481	354
Net income	17,932	18,681	31,875	36,486
Net income attributable to noncontrolling interests:
Operating Partnership	(886)	(417)	(1,578)	(876)
Partially owned properties (1)	(155)	(151)	(314)	(303)
Net income attributable to controlling interest	16,891	18,113	29,983	35,307
Preferred distributions	—	—	—	(13)
Net income attributable to common shareholders	$16,891	$18,113	$29,983	$35,294
Net income per share:
Basic	$0.07	$0.08	$0.13	$0.17
Diluted	$0.07	$0.08	$0.13	$0.16
Weighted average common shares:
Basic	225,617,275	215,837,520	225,344,756	213,198,272
Diluted	239,006,973	222,660,502	238,738,465	220,053,306

Dividends and distributions declared per common share	$0.23	$0.23	$0.46	$0.46
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$17,932	$18,681	$31,875	$36,486
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	3,083	543	4,462	1,340
Total other comprehensive income	3,083	543	4,462	1,340
Comprehensive income	21,015	19,224	36,337	37,826
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(1,040)	(428)	(1,801)	(908)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(155)	(151)	(314)	(303)
Comprehensive income attributable to common shareholders	$19,820	$18,645	$34,222	$36,615

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$2,247	$3,610,954	$(776,001)	$(892)	$2,836,308	$150,241	$484	$150,725	$2,987,033
Net proceeds from sale of common shares	3	5,029	—	—	5,032	—	—	—	5,032
Restricted share award grants, net	3	118	(421)	—	(300)	—	—	—	(300)
Purchase of OP Units	—	—	—	—	—	(184)	—	(184)	(184)
Dividends/distributions declared	—	—	(51,879)	—	(51,879)	(2,740)	—	(2,740)	(54,619)
Contributions	—	—	—	—	—	—	569	569	569
Distributions	—	—	—	—	—	—	(55)	(55)	(55)
Change in market value of Redeemable Noncontrolling Interest in partially owned properties	—	—	717	—	717	—	—	—	717
Change in fair value of interest rate swap agreement	—	—	—	1,379	1,379	—	—	—	1,379
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(217)	—	—	(217)	217	—	217	—
Net income	—	—	13,092	—	13,092	692	82	774	13,866
Balance as of March 31, 2022	$2,253	$3,615,884	$(814,492)	$487	$2,804,132	$148,226	$1,080	$149,306	$2,953,438
Net proceeds from sale of common shares	9	18,475	—	—	18,484	—	—	—	18,484
Restricted share award grants, net	1	3,588	(911)	—	2,678	—	—	—	2,678
Dividends/distributions declared	—	—	(52,116)	—	(52,116)	(2,712)	—	(2,712)	(54,828)
Distributions	—	—	—	—	—	—	(61)	(61)	(61)
Change in market value of Redeemable Noncontrolling Interest in partially owned properties	—	—	527	—	527	—	—	—	527
Change in fair value of interest rate swap agreement	—	—	—	3,083	3,083	—	—	—	3,083
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(488)	—	—	(488)	488	—	488	—
Net income	—	—	16,891	—	16,891	886	79	965	17,856
Balance as of June 30, 2022	$2,263	$3,637,459	$(850,101)	$3,570	$2,793,191	$146,888	$1,098	$147,986	$2,941,177

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$2,096	$3,303,231	$(658,171)	$(5,859)	$2,641,297	$73,302	$403	$73,705	$2,715,002
Net proceeds from sale of common shares	28	52,404	—	—	52,432	—	—	—	52,432
Restricted share award grants, net	4	(333)	(664)	—	(993)	—	—	—	(993)
Purchase of OP Units	—	—	—	—	—	(269)	—	(269)	(269)
Dividends/distributions declared	—	—	(49,011)	—	(49,011)	(1,243)	—	(1,243)	(50,254)
Preferred distributions	—	—	(13)	—	(13)	—	—	—	(13)
Distributions	—	—	—	—	—	—	(73)	(73)	(73)
Change in market value of Redeemable Noncontrolling Interests	—	(23)	896	—	873	—	—	—	873
Change in fair value of interest rate swap agreements	—	—	—	797	797	—	—	—	797
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,136	—	—	1,136	(1,136)	—	(1,136)	—
Net income	—	—	17,194	—	17,194	459	76	535	17,729
Balance as of March 31, 2021	$2,128	$3,356,415	$(689,769)	$(5,062)	$2,663,712	$71,113	$406	$71,519	$2,735,231
Net proceeds from sale of common shares	46	82,781	—	—	82,827	—	—	—	82,827
Restricted share award grants, net	—	3,242	(482)	—	2,760	—	—	—	2,760
Purchase of OP Units	—	—	—	—	—	(5,063)	—	(5,063)	(5,063)
Dividends/distributions declared	—	—	(50,061)	—	(50,061)	(1,242)	—	(1,242)	(51,303)
Distributions	—	—	—	—	—	—	(50)	(50)	(50)
Change in market value of Redeemable Noncontrolling Interests	—	—	(388)	—	(388)	—	—	—	(388)
Change in fair value of interest rate swap agreements	—	—	—	543	543	—	—	—	543
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,124)	—	—	(2,124)	2,124	—	2,124	—
Net income	—	—	18,113	—	18,113	417	76	493	18,606
Balance as of June 30, 2021	$2,174	$3,440,314	$(722,587)	$(4,519)	$2,715,382	$67,349	$432	$67,781	$2,783,163

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$31,875	$36,486
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	94,962	76,081
Amortization of deferred financing costs	1,158	1,163
Amortization of lease inducements and above/below-market lease intangibles	3,100	2,283
Straight-line rental revenue/expense	(3,881)	(5,105)
Amortization of discount on unsecured senior notes	527	324
Amortization of above market assumed debt	(10)	(31)
Gain on sale of investment properties, net	(3,481)	(354)
Equity in loss of unconsolidated entities	390	823
Distributions from unconsolidated entities	3,932	3,515
Provision for bad debts	95	(161)
Non-cash share compensation	8,051	7,175
Change in operating assets and liabilities:
Tenant receivables	(1,672)	(1,354)
Other assets	3,650	5,501
Accounts payable	(1,315)	(1,583)
Accrued expenses and other liabilities	2,117	(2,418)
Net cash provided by operating activities	139,498	122,345
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	7,900	4,128
Acquisition of investment properties, net	(27,325)	(37,603)
Investment in unconsolidated entities	(12,119)	10
Escrowed cash - acquisition deposits/earnest deposits	360	189
Capital expenditures on investment properties	(21,515)	(13,509)
Investment in real estate loans receivable	(14,611)	(10,673)
Repayment of real estate loans receivable	22,441	18,602
Leasing commissions	(1,842)	(2,575)
Lease inducements	(500)	—
Net cash used in investing activities	(47,211)	(41,431)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	23,516	135,259
Proceeds from credit facility borrowings	147,000	154,000
Repayment of credit facility borrowings	(157,000)	(248,000)
Principal payments on mortgage debt	(838)	(7,377)
Debt issuance costs	(17)	(13)
Dividends paid - shareholders	(104,737)	(98,417)
Distributions to noncontrolling interests - Operating Partnership	(5,479)	(2,549)
Preferred distributions paid - OP Unit holder	—	(303)
Contributions from noncontrolling interest	569	—
Distributions to noncontrolling interests - partially owned properties	(331)	(334)
Payments of employee taxes for withheld stock-based compensation shares	(4,261)	(4,184)
Purchase of Series A Preferred Units	—	(4,661)
Purchase of OP Units	(184)	(5,332)
Net cash used in financing activities	(101,762)	(81,911)
Net decrease in cash and cash equivalents	(9,475)	(997)
Cash and cash equivalents, beginning of period	9,876	2,515
Cash and cash equivalents, end of period	$401	$1,518
Supplemental disclosure of cash flow information—interest paid during the period	$32,405	$26,028
Supplemental disclosure of noncash activity—settlement of note receivable in exchange for Series A Preferred Units	$—	$20,646
Supplemental disclosure of noncash activity—change in fair value of interest rate swap agreements	$4,462	$1,340
Supplemental disclosure of noncash activity—conversion of loan receivable in connection to the acquisition of investment property	$5,700	$15,500
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2022, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarters ended March 31, 2022 and June 30, 2022, the Trust issued and sold common shares through the ATM Program as follows (net proceeds in thousands):

	Common shares sold	Weighted average price	Net proceeds
Quarter ended March 31, 2022	259,977	$18.93	$4,871
Quarter ended June 30, 2022	977,800	18.61	18,020
Year to date	1,237,777	$18.68	$22,891

As of June 30, 2022, the Trust has $308.1 million of common shares remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2022 and 2021 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2021 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of June 30, 2022, the Trust held a 95.0% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Partially Owned Properties

In connection with the Company’s acquisitions of the medical office building, ambulatory surgery center, and hospital located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which may, at the holders’ option, be redeemed at any time after May 1, 2023. Due to the redemption provision, which is outside of the control of the Trust, the Trust classifies the investment in the mezzanine section of its consolidated balance sheets. The Trust records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value. As of June 30, 2022, the redeemable noncontrolling interests were recorded at the carrying value of $5.8 million, and the Company classified these three properties as held for sale. See Note 15 for additional details.

Dividends and Distributions

On June 17, 2022, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarter ended June 30, 2022. The dividend was paid on July 19, 2022 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on July 5, 2022.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company did not record impairment charges for the three and six months ended June 30, 2022 and 2021.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met. The Company classifies a real estate property as held for sale when: (i) management has approved the disposition of the property, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposition plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded for the asset and the book value of the asset is written down to the lower of carrying value or fair market value, less cost to sell. As of June 30, 2022, the Company classified three properties as held for sale.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of nine mezzanine loans, three term loans, and one construction loan as of June 30, 2022. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage on a related medical office building, and construction loans are secured by mortgages on the land and the improvements as constructed. The reserve for loan losses was $0.1 million as of June 30, 2022.

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, are included in other assets and were approximately $97.7 million and $95.4 million as of June 30, 2022 and December 31, 2021, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental and related revenues was $0.2 million for the six months ended June 30, 2022 and insignificant for the six months ended June 30, 2021.

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

Note 3. Investment and Disposition Activity

During the six months ended June 30, 2022, the Company completed the acquisition of one medical office facility for a purchase price of $27.7 million and acquired a 49% membership interest in three properties through Davis Medical Investors, LLC (the “Davis Joint Venture”) for an aggregate purchase price of $8.0 million. The Company also paid $1.1 million of additional purchase consideration under an earn-out agreement and funded one mezzanine loan for $5.8 million, one term loan for $7.5 million, and $1.3 million of previous construction loan commitments. Additionally, the Company invested $4.4 million in funds managed by a real estate technology private equity fund, resulting in total investment activity of approximately $55.8 million as of June 30, 2022. As part of these investments, the Company incurred approximately $0.2 million of capitalized costs.

Investment activity for the three months ended June 30, 2022, included the acquisition of one medical office facility for a purchase price of $27.7 million, and the funding of one mezzanine loan for $5.8 million, one term loan for $7.5 million and $0.4 million of previous construction loan commitments. The Company also paid $1.1 million of additional purchase consideration under an earn-out agreement and invested $4.4 million in funds managed by a real estate technology private equity fund, resulting in total investment activity of approximately $46.9 million as of June 30, 2022.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, as well as follow-on capitalized costs during the six months ended June 30, 2022, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$—	$1,400	$1,400
Building and improvements	—	25,119	25,119
In-place lease intangibles	—	2,839	2,839
Above market in-place lease intangibles	—	588	588
Leasehold Interest	—	79	79
Net assets acquired	$—	$30,025	$30,025
Satisfaction of Real Estate Loans Receivable	—	(2,700)	(2,700)
Cash used in acquisition of investment property	$—	$27,325	$27,325

Dispositions

During the six months ended June 30, 2022, the Company sold two medical office buildings representing 27,210 square feet for approximately $8.4 million, realizing an aggregate net gain of approximately $3.5 million.

Assets Held for Sale

As of June 30, 2022, the Company classified three properties representing 185,085 square feet as held for sale. In accordance with this classification, the following assets are classified as held for sale in the accompanying consolidated balance sheets at June 30, 2022:

Land and improvements	$2,916
Building and improvements	55,954
Tenant improvements	10,306
In-place lease intangibles	6,971
Other assets	2,138
Real estate held for sale before accumulated depreciation	78,285
Accumulated depreciation	(12,487)
Real estate held for sale	$65,798

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding assets classified as held for sale if applicable, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$435,578	$(220,301)	$215,277	$441,072	$(201,885)	$239,187
Above-market leases	$57,571	$(27,277)	$30,294	$57,149	$(24,437)	$32,712
Liabilities
Below-market leases	$32,154	$(11,551)	$20,603	$32,155	$(10,585)	$21,570

The following is a summary of acquired lease intangible amortization for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense related to in-place leases	$11,145	$8,173	$22,185	$16,487
Decrease in rental income related to above-market leases	1,503	919	3,006	1,846
Increase in rental income related to below-market leases	508	317	966	640

Future aggregate net amortization of acquired lease intangibles, excluding three assets classified as held for sale, as of June 30, 2022, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2022	$1,695	$20,664
2023	3,192	38,747
2024	2,997	33,328
2025	2,467	27,935
2026	1,318	21,838
Thereafter	(1,978)	72,765
Total	$9,691	$215,277

As of June 30, 2022, the weighted average remaining amortization period is 8 years for in-place and above-market lease intangibles assets and 16 years for below-market lease intangibles.

Note 5. Other Assets

Other assets consisted of the following, excluding assets classified as held for sale if applicable, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Straight line rent receivable, net	$97,693	$95,443
Leasing commissions, net	12,466	11,627
Lease inducements, net	8,343	8,293
Prepaid expenses	6,862	8,910
Escrows	1,716	1,780
Interest rate swap	1,302	—
Notes receivable, net	1,269	1,097
Other	4,966	4,434
Total	$134,617	$131,584

Note 6. Debt

The following is a summary of debt as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Fixed interest mortgage notes (1)	$74,795	$75,395
Variable interest mortgage notes (2)	105,391	105,629
Total mortgage debt	180,186	181,024
$1.0 billion unsecured revolving credit facility bearing variable interest of LIBOR plus 0.85%, due September 2025	264,000	274,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	500,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,919,186	1,930,024
Unamortized deferred financing costs	(8,552)	(9,694)
Unamortized discounts	(7,896)	(8,423)
Unamortized fair value adjustments	—	11
Total debt	$1,902,738	$1,911,918
(1)As of June 30, 2022, fixed interest mortgage notes bear interest from 3.33% to 4.83%, due in 2022 and 2024, with a weighted average interest rate of 4.04%. As of December 31, 2021, fixed interest mortgage notes bear interest from 3.33% to 4.83%, due in 2022 and 2024, with a weighted average interest rate of 4.05%. The notes are collateralized by three properties with a net book value of $143.5 million as of June 30, 2022 and $151.9 million as of December 31, 2021. One mortgage bears interest at LIBOR + 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.43%.
(2)Variable interest mortgage notes bear variable interest of LIBOR + 2.75% and SOFR + 1.85% for a weighted average interest rate of 3.39% and 1.95% as of June 30, 2022 and December 31, 2021, respectively. The notes are due in 2026 and 2028 and collateralized by four properties with a net book value of $300.9 million as of June 30, 2022 and $307.2 million as of December 31, 2021.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of June 30, 2022, the Trust had investment grade ratings of BBB from S&P, Baa2 from Moody’s, and BBB from Fitch. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.85%. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2022, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of June 30, 2022, the Company had $264.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $736.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of June 30, 2022, the Company had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of June 30, 2022, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of June 30, 2022 are as follows (in thousands):

2022	$15,256
2023	16,008
2024	59,719
2025	289,476
2026	170,476
Thereafter	1,368,251
Total Payments	$1,919,186

As of June 30, 2022, the Company had total consolidated indebtedness of approximately $1.9 billion. The weighted average interest rate on consolidated indebtedness was 3.48% (based on the 30-day LIBOR rate of 1.45% and a SOFR rate of 1.50% as of June 30, 2022).

For the three months ended June 30, 2022 and 2021, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $16.7 million and $13.0 million, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $32.9 million and $26.1 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2022, the Company had one outstanding interest rate swap contract designated as a cash flow hedge of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) of the 2021 Annual Report for a further discussion of our derivatives. In addition, the Company recognizes its share of other comprehensive income (loss) related to derivative instruments held by unconsolidated entities.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$36,050
Effective fixed interest rate	(1)	3.33%
Effective date		10/31/2019
Maturity date		10/31/2024
Asset balance at June 30, 2022 (included in Other assets)		$1,302
Liability balance at December 31, 2021 (included in Accrued expenses and other liabilities)		$452
(1)1.43% effective swap rate plus 1.90% spread per Credit Agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Prepaid rent	$25,096	$22,714
Real estate taxes payable	20,068	23,487
Accrued interest	19,151	18,799
Accrued expenses	6,952	5,960
Security deposits	4,244	4,234
Accrued incentive compensation	3,329	1,784
Tenant improvement allowances	1,831	1,857
Interest rate swap	—	452
Other	7,640	6,967
Total	$88,311	$86,254

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the six month period ended June 30, 2022, the Trust granted a total of 247,579 restricted common shares with a total value of $4.1 million to its officers and certain of its employees, which have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2022 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	247,447	$17.41
Granted	247,579	16.53
Vested	(213,572)	17.29
Forfeited	(4,763)	18.03
Non-vested at June 30, 2022	276,691	$16.71

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three months ended June 30, 2022 and 2021, the Company recognized non-cash share compensation of $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized non-cash share compensation of $1.9 million and $1.8 million, respectively. Unrecognized compensation expense at June 30, 2022 was $3.5 million.

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

Approximately 30% of the restricted share units issued to officers and certain employees under the Company’s 2013 Plan in 2022 vest based on a certain market condition. The awards containing the market condition were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $30.17 per unit for the March 2022 grant using the following assumptions:

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

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2022:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	976,570		$22.59	63,008	$17.85
Granted	299,019		20.51	64,004	16.67
Vested	(228,649)	(1)	25.27	(41,220)	18.20
Non-vested at June 30, 2022	1,046,940		$21.41	85,792	$16.81
(1)Restricted units vested by Company executives in 2022 resulted in the issuance of 361,679 common shares, less 160,573 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

For the three months ended June 30, 2022 and 2021, the Company recognized non-cash share compensation of $2.8 million and $2.5 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized non-cash share compensation of $6.1 million and $5.3 million, respectively. Unrecognized compensation expense at June 30, 2022 was $15.5 million.

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

The Company’s derivative instruments as of June 30, 2022 consist of one interest rate swap, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2021 Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of June 30, 2022.

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

As of June 30, 2022, the Company classified three properties as held for sale. Upon classification as held for sale, the Company records the value of the assets at the lower of their carrying value or fair value, less costs to sell. Fair value is generally based on discounted cash flow analyses, which involves management’s best estimate of market participants’ holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods, and capital requirements. As of June 30, 2022, the fair values exceed the carrying values of each of the three assets classified as held for sale and therefore the values of the assets are recorded at respective carrying values.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$104,716	$102,224	$117,844	$115,385
Notes receivable, net	$1,269	$1,269	$1,097	$1,097
Derivative assets	$1,302	$1,302	$—	$—
Liabilities:
Credit facility	$(264,000)	$(264,000)	$(274,000)	$(274,000)
Notes payable	$(1,475,000)	$(1,350,072)	$(1,475,000)	$(1,554,802)
Mortgage debt	$(180,186)	$(176,795)	$(181,035)	$(182,189)
Derivative liabilities	$—	$—	$(452)	$(452)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2022 through 2042. As of June 30, 2022, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and minimum rental payments for the three assets classified as held for sale, were as follows (in thousands):

2022	$176,124
2023	349,539
2024	335,636
2025	314,952
2026	257,364
Thereafter	874,873
Total	$2,308,488
For the three months ended June 30, 2022 and 2021, we recognized $127.7 million and $107.7 million, respectively, of rental and other lease-related income related to our operating leases, of which $35.8 million and $27.2 million, respectively, were variable lease payments. For the six months ended June 30, 2022 and 2021, we recognized $254.4 million and $215.7 million, respectively, of rental and other lease-related income related to our operating leases, of which $71.0 million and $54.7 million, respectively, were variable lease payments.

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

At the inception of a new lease, the Company establishes an operating or finance lease asset and operating or finance lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we calculate a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of June 30, 2022. There are no operating or finance leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of June 30, 2022, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases, exclusive of the three assets classified as held for sale, were as follows (in thousands):

2022	$2,140
2023	4,717
2024	4,707
2025	4,704
2026	4,752
Thereafter	243,544
Total undiscounted lease payments	$264,564
Less: Interest	(159,973)
Present value of lease liabilities	$104,591

Lease costs consisted of the following for the six months ended June 30, 2022 (in thousands):

Fixed lease cost	$1,663
Variable lease cost	635
Total lease cost	$2,298

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended June 30, 2022 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of June 30, 2022, excluding the three assets classified as held for sale (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$18,054	5.1%
Northside Hospital	15,875	4.5%
UofL Health - Louisville, Inc.	13,040	3.7%
US Oncology	11,407	3.2%
HonorHealth	10,987	3.1%
Remaining portfolio	284,357	80.4%
Total	$353,720	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.6% of its total ABR as of June 30, 2022. Total ABR from CommonSpirit Health affiliated tenants totals 15.0%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of June 30, 2022, excluding the three assets classified as held for sale (in thousands):

State	Total ABR	Percent of ABR
Texas	$48,695	13.8%
Georgia	25,977	7.3%
Florida	24,983	7.1%
Indiana	22,773	6.4%
Arizona	20,973	5.9%
Other	210,319	59.5%
Total	$353,720	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for earnings per share - basic:
Net income	$17,932	$18,681	$31,875	$36,486
Net income attributable to noncontrolling interests:
Operating Partnership	(886)	(417)	(1,578)	(876)
Partially owned properties	(155)	(151)	(314)	(303)
Preferred distributions	—	—	—	(13)
Numerator for earnings per share - basic	$16,891	$18,113	$29,983	$35,294
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$16,891	$18,113	$29,983	$35,294
Noncontrolling interest - Operating Partnership income	886	417	1,578	876
Numerator for earnings per share - diluted	$17,777	$18,530	$31,561	$36,170
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	225,617,275	215,837,520	225,344,756	213,198,272
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	11,914,523	5,403,909	11,913,318	5,544,796
Restricted common shares	52,843	58,083	102,651	83,848
Restricted share units	1,422,332	1,360,990	1,377,740	1,226,390
Denominator for earnings per share - diluted:	239,006,973	222,660,502	238,738,465	220,053,306
Earnings per share - basic	$0.07	$0.08	$0.13	$0.17
Earnings per share - diluted	$0.07	$0.08	$0.13	$0.16

Note 15. Subsequent Events

Since the quarter ended June 30, 2022, the Company funded a $4.1 million term loan and disposed of three related facilities in Great Falls, Montana including two medical office buildings and one hospital that were classified as held for sale as of June 30, 2022 for approximately $116.3 million. The Company recognized a net gain on the sale of approximately $53.9 million.

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

Company Highlights

•Reported second quarter 2022 total revenue of $132.2 million, an increase of 17.0% over the prior year period.
•Generated second quarter net income per share of $0.07 on a fully diluted basis.
•Generated second quarter Normalized Funds From Operations (Normalized FFO) of $0.27 per share on a fully diluted basis compared to $0.26 per share for the same period last year.
•Completed $46.9 million of investments and previous construction loan commitments during the second quarter.
•Second quarter MOB Same-Store Cash Net Operating Income growth was 1.9% year-over-year.
•Declared a quarterly dividend of $0.23 per share and OP Unit for the second quarter 2022, paid on July 19, 2022.
•Disposed of one property for $6.4 million and recognized a net gain on the sale of approximately $3.7 million.
•Sold 977,800 common shares pursuant to the ATM program at a weighted average price of $18.61 during the second quarter, resulting in net proceeds of $18.0 million.

Subsequent Event Highlights:

•Disposed of three related facilities in Great Falls, Montana on July 14, 2022 which included two medical office buildings and one hospital for $116.3 million and recognized a net gain on the sale of approximately $53.9 million. These assets were classified as held for sale as of June 30, 2022.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $5.8 billion as of June 30, 2022. As of June 30, 2022, our consolidated portfolio consisted of 276 health care properties (which excludes three assets, representing approximately 185,085 leasable square feet, classified as held for sale) located in 32 states with approximately 15,451,325 net leasable square feet, which were approximately 95% leased with a weighted average remaining lease term of approximately 5.9 years. As of June 30, 2022, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 95% of the annualized base rent payments from our properties as of June 30, 2022, excluding our three assets held for sale, are from absolute and triple-net leases pursuant to which the tenants are responsible for operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 4% of the annualized base rent payments from our properties as of June 30, 2022, excluding our three assets held for sale, are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. Certain of the Company’s leases include provisions indexing annual rent escalators to changes in Consumer Price Index (“CPI”), often with a floor or ceiling. As of June 30, 2022, approximately 6.5% of the Company’s annual rent escalators have CPI provisions. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2022, leases representing approximately 1.9%, 4.8%, and 6.8% of leased square feet will expire in 2022, 2023, and 2024, respectively.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of June 30, 2022, owned approximately 95.0% of the OP Units. As of July 27, 2022, there were 226,320,806 common shares outstanding.

Key Transactions in Second Quarter 2022

Investment Activity

During the three months ended June 30, 2022, the Company completed the acquisition of one medical office facility for a purchase price of $27.7 million, and funded one mezzanine loan for $5.8 million, one term loan for $7.5 million, and $0.4 million of previous construction loan commitments. The Company also paid $1.1 million of additional purchase consideration under an earn-out agreement and invested $4.4 million in funds managed by a real estate technology private equity fund, resulting in total investment activity of approximately $46.9 million.

During the three months ended June 30, 2022, the Company sold one medical office building representing 17,213 square feet for approximately $6.4 million, realizing a net gain of approximately $3.7 million.

Recent Developments

Quarterly Distribution

On June 17, 2022, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended June 30, 2022. The dividend was paid on July 19, 2022 to common shareholders and OP Unit holders of record as of the close of business on July 5, 2022.

Recent Events

Since June 30, 2022, the Company funded a $4.1 million term loan and disposed of three related facilities in Great Falls, Montana including two medical office buildings and one hospital classified as held for sale as of June 30, 2022 for approximately $116.3 million. The Company recognized a net gain on the sale of approximately $53.9 million.

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021.

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	2022	2021	Change	%
Revenues:
Rental and related revenues	$127,728	$107,748	$19,980	18.5%
Interest income on real estate loans and other	4,439	5,177	(738)	(14.3)%
Total revenues	132,167	112,925	19,242	17.0%
Expenses:
Interest expense	17,234	13,541	3,693	27.3%
General and administrative	10,028	9,117	911	10.0%
Operating expenses	42,681	33,456	9,225	27.6%
Depreciation and amortization	47,702	38,105	9,597	25.2%
Total expenses	117,645	94,219	23,426	24.9%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	14,522	18,706	(4,184)	(22.4)%
Equity in loss of unconsolidated entities	(224)	(403)	179	44.4%
Gain on sale of investment properties, net	3,634	378	3,256	NM
Net income	$17,932	$18,681	$(749)	(4.0)%
NM = Not Meaningful

Revenues

Total revenues increased $19.2 million, or 17.0%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $20.0 million, or 18.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Rental and related revenues were comprised of the following based upon contractual billing terms (in thousands):

	2022	2021	Change	%
Rental revenues	$91,892	$80,572	$11,320	14.0%
Expense recoveries	35,836	27,176	8,660	31.9%
Rental and related revenues	$127,728	$107,748	$19,980	18.5%

Rental revenues increased $11.3 million, or 14.0%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Rental revenues increased $13.0 million from properties acquired in 2022 and 2021, including

$9.5 million related to the 14 medical office buildings acquired on December 20, 2021 from Landmark Healthcare Facilities LLC (the “Landmark Portfolio”). These increases were partially offset by a decrease of $1.8 million related to properties sold in 2022 and 2021.

Expense recoveries increased $8.7 million, or 31.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Expense recoveries increased $6.4 million from properties acquired in 2022 and 2021, including $4.8 million related to the Landmark Portfolio in 2021, and $2.6 million due to an increase in reimbursable operating expenses from our existing portfolio, explained below. These increases were partially offset by a decrease of $0.1 million related to properties sold in 2022 and 2021.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $0.7 million, or 14.3%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Interest income on real estate loans and other decreased due to lower average real estate loan balances in 2022 compared to 2021.

Expenses

Total expenses increased $23.4 million, or 24.9%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. An analysis of selected expenses follows.

Interest expense. Interest expense increased $3.7 million, or 27.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The issuance of the 2031 Senior Notes resulted in an increase of $3.4 million, new mortgage debt resulted in an increase of $0.9 million, and increased borrowings on our credit facility resulted in an increase of $0.6 million. These increases were partially offset by the October 2021 pay off and extinguishment of our $250.0 million term loan feature of the Credit Agreement and the associated pay-fixed receive-variable rate swaps which resulted in a decrease of $0.7 million and $0.5 million, respectively.

General and administrative. General and administrative expenses increased $0.9 million, or 10.0%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to higher travel and administrative costs of $0.5 million and non-cash compensation of $0.3 million.

Operating expenses. Operating expenses increased $9.2 million, or 27.6%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Net operating expenses from properties acquired in 2022 and 2021 increased by $6.8 million, including $5.2 million related to the Landmark Portfolio in 2021. Operating expenses on the existing portfolio increased by $2.6 million, or 7.9% quarter over quarter, mainly due to additional building maintenance costs of $0.9 million, utilities costs of $0.6 million, property management costs of $0.3 million, taxes of $0.3 million, and insurance costs of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased $9.6 million, or 25.2%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Depreciation and amortization increased $10.6 million for properties purchased in 2022 and 2021, including $7.7 million related to the Landmark Portfolio in 2021. These increases were partially offset by $0.8 million related to properties sold during 2022 and 2021.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is primarily due to our additional investments in the Davis Joint Venture.

Gain on sale of investment properties, net. During the three months ended June 30, 2022, we sold one property representing 17,213 net leasable square feet located in Ohio for approximately $6.4 million, realizing a net gain of approximately $3.7 million. During the three months ended June 30, 2021, we sold one property representing 19,800 net leasable square feet located in Alabama and three parcels of vacant land in Texas for approximately $3.8 million, realizing a net gain of approximately $0.4 million.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021	Change	%
Revenues:
Rental and related revenues	$254,404	$215,703	$38,701	17.9%
Interest income on real estate loans and other	8,153	10,561	(2,408)	(22.8)%
Total revenues	262,557	226,264	36,293	16.0%
Expenses:
Interest expense	34,057	27,256	6,801	25.0%
General and administrative	20,321	18,582	1,739	9.4%
Operating expenses	84,433	67,390	17,043	25.3%
Depreciation and amortization	94,962	76,081	18,881	24.8%
Total expenses	233,773	189,309	44,464	23.5%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	28,784	36,955	(8,171)	(22.1)%
Equity in loss of unconsolidated entities	(390)	(823)	433	52.6%
Gain on sale of investment properties, net	3,481	354	3,127	NM
Net income	$31,875	$36,486	$(4,611)	(12.6)%

Revenues

Total revenues increased $36.3 million, or 16.0%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $38.7 million, or 17.9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Rental and related revenues were comprised of the following based on contractual billing terms (in thousands):

	2022	2021	Change	%
Rental revenues	$183,442	$160,967	$22,475	14.0%
Expense recoveries	70,962	54,736	16,226	29.6%
Rental and related revenues	$254,404	$215,703	$38,701	17.9%

Rental revenues increased $22.5 million, or 14.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Rental revenues increased $26.1 million from properties acquired in 2022 and 2021, including $18.9 million related to the Landmark Portfolio in 2021. This increase was partially offset by a decrease of $3.7 million related to properties sold in 2022 and 2021.

Expense recoveries increased $16.2 million, or 29.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Expense recoveries increased $12.6 million from properties acquired in 2022 and 2021, including $9.1 million related to the Landmark Portfolio in 2021, and $3.8 million due to an increase in reimbursable operating expenses from our existing portfolio, explained below.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $2.4 million, or 22.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Interest income on real estate loans and other decreased due to lower average real estate loan balances in 2022 compared to 2021.

Expenses

Total expenses increased by $44.5 million, or 23.5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. An analysis of selected expenses follows.

Interest expense. Interest expense increased $6.8 million, or 25.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to the issuance of the 2031 Senior Notes which resulted in an increase of $6.8 million.

General and administrative. General and administrative expenses increased $1.7 million, or 9.4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to increased non-cash compensation of $0.9 million and higher travel and marketing costs of $0.9 million.

Operating expenses. Operating expenses increased $17.0 million, or 25.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Net operating expenses from properties acquired in 2022 and 2021 increased by $13.5 million, including $10.0 million related to the Landmark Portfolio in 2021. Operating expenses on the existing portfolio increased by $3.8 million, or 5.7% year over year, mainly due to additional utility charges of $1.6 million, building maintenance costs of $1.5 million, and property management costs of $0.5 million.

Depreciation and amortization. Depreciation and amortization increased $18.9 million, or 24.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Depreciation and amortization increased $21.2 million for properties purchased in 2022 and 2021, including $15.4 million related to the Landmark Portfolio in 2021. These increases were partially offset by $1.6 million from properties sold during 2022 and 2021, and an additional decrease of $0.7 million from our existing portfolio.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to our additional investments in the Davis Joint Venture.

Gain on sale of investment properties, net. During the six months ended June 30, 2022 we sold two properties representing 27,210 net leasable square feet located in two states for approximately $8.4 million, realizing a net gain of approximately $3.5 million. During the six months ended June 30, 2021, across three states we sold two properties with 63,889 net leasable square feet and three parcels of vacant land for approximately $4.3 million, recognizing a net gain of $0.4 million.

Cash Flows

Six months ended June 30, 2022 compared to the six months ended June 30, 2021 (in thousands).

	2022	2021
Cash provided by operating activities	$139,498	$122,345
Cash used in investing activities	(47,211)	(41,431)
Cash used in financing activities	(101,762)	(81,911)
Decrease in cash and cash equivalents	$(9,475)	$(997)

Cash flows from operating activities. Cash flows provided by operating activities was $139.5 million during the six months ended June 30, 2022 compared to $122.3 million during the six months ended June 30, 2021, representing an increase of $17.2 million. Net cash provided by operating activities increased primarily due to the impact of our 2022 and 2021 acquisitions, including the Landmark Portfolio, and contractual rent increases. These increases were partially offset by the impact of our 2022 and 2021 dispositions.

Cash flows from investing activities. Cash flows used in investing activities was $47.2 million during the six months ended June 30, 2022 compared to cash flows used in investing activities of $41.4 million during the six months ended June 30, 2021, representing a change of $5.8 million. The increase in cash flows used in investing activities was primarily due to cash spent on capital expenditures which increased by $8.0 million and net increase of $1.7 million of cash spent on the acquisitions of investment properties and unconsolidated entities. This was partially offset by proceeds on sales of investment properties which increased cash by $3.8 million.

Cash flows from financing activities. Cash flows used in financing activities was $101.8 million during the six months ended June 30, 2022 compared to $81.9 million during the six months ended June 30, 2021, representing an increase of $19.9 million. The change in cash used in financing activities was primarily due to a decrease in net proceeds from the sale of common shares pursuant to the applicable ATM Program of $111.7 million. Further, $6.3 million of additional dividends were paid to shareholders in 2022 compared to 2021, and $2.9 million of additional distributions were paid to noncontrolling interests of the operating partnership. These fluctuations were partially offset by a decrease in net paydowns under the credit facility of $84.0 million in 2022 compared to 2021 and a decrease in additional principal payments on mortgage debt of $6.5 million. Further, cash used in the redemption of Series A Preferred Units decreased $4.7 million because no redemptions were made in 2022, and cash used in the redemption of OP Units decreased by $5.1 million.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$17,932	$18,681	$31,875	$36,486
Earnings per share - diluted	$0.07	$0.08	$0.13	$0.16

Net income	$17,932	$18,681	$31,875	$36,486
Net income attributable to noncontrolling interests - partially owned properties	(155)	(151)	(314)	(303)
Preferred distributions	—	—	—	(13)
Depreciation and amortization expense	47,589	38,000	94,738	75,877
Depreciation and amortization expense - partially owned properties	(70)	(70)	(140)	(140)
Gain on sale of investment properties, net	(3,634)	(378)	(3,481)	(354)
Proportionate share of unconsolidated joint venture adjustments	2,350	2,141	4,733	4,338
FFO applicable to common shares	$64,012	$58,223	$127,411	$115,891
Proportionate share of unconsolidated joint venture adjustments	(270)	—	(278)	—
Normalized FFO applicable to common shares	$63,742	$58,223	$127,133	$115,891

FFO per common share - diluted	$0.27	$0.26	$0.53	$0.53
Normalized FFO per common share - diluted	$0.27	$0.26	$0.53	$0.53

Weighted average common shares outstanding - diluted	239,006,973	222,660,502	238,738,465	220,053,306

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$17,932	$18,681	$31,875	$36,486
Normalized FFO applicable to common shares	$63,742	$58,223	$127,133	$115,891

Normalized FFO applicable to common shares	$63,742	$58,223	$127,133	$115,891
Non-cash share compensation expense	3,798	3,468	8,051	7,175
Straight-line rent adjustments	(1,727)	(2,380)	(3,881)	(5,105)
Amortization of acquired above/below-market leases/assumed debt	1,301	860	2,640	1,724
Amortization of lease inducements	225	264	450	528
Amortization of deferred financing costs	579	582	1,158	1,163
TI/LC and recurring capital expenditures	(6,868)	(5,673)	(12,531)	(11,311)
Loan reserve adjustments	4	(84)	7	(131)
Proportionate share of unconsolidated joint venture adjustments	(66)	(214)	(497)	(425)
Normalized FAD applicable to common shares	$60,988	$55,046	$122,530	$109,509

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$17,932	$18,681	$31,875	$36,486
General and administrative	10,028	9,117	20,321	18,582
Depreciation and amortization expense	47,702	38,105	94,962	76,081
Interest expense	17,234	13,541	34,057	27,256
Gain on sale of investment properties, net	(3,634)	(378)	(3,481)	(354)
Proportionate share of unconsolidated joint venture adjustments	3,404	3,561	6,826	7,072
NOI	$92,666	$82,627	$184,560	$165,123

NOI	$92,666	$82,627	$184,560	$165,123
Straight-line rent adjustments	(1,727)	(2,380)	(3,881)	(5,105)
Amortization of acquired above/below-market leases	1,301	875	2,650	1,755
Amortization of lease inducements	225	264	450	528
Loan reserve adjustments	4	(84)	7	(131)
Proportionate share of unconsolidated joint venture adjustments	(99)	(145)	(170)	(316)
Cash NOI	$92,370	$81,157	$183,616	$161,854

Cash NOI	$92,370	$81,157
Assets not held for all periods or held for sale	(14,396)	(3,552)
Hospital Cash NOI	(2,850)	(2,474)
Lease termination fees	(182)	(157)
Interest income on real estate loans	(2,248)	(3,907)
Joint venture and other income	(3,566)	(3,241)
MOB Same-Store Cash NOI	$69,128	$67,826

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,
	2022	2021
Net income	$17,932	$18,681
Depreciation and amortization expense	47,702	38,105
Interest expense	17,234	13,541
Gain on sale of investment properties, net	(3,634)	(378)
Proportionate share of unconsolidated joint venture adjustments	3,674	3,498
EBITDAre	$82,908	$73,447
Non-cash share compensation expense	3,798	3,468
Pursuit costs	93	70
Non-cash intangible amortization	1,525	1,126
Proportionate share of unconsolidated joint venture adjustments	(270)	—
Pro forma adjustments for investment activity	280	125
Adjusted EBITDAre	$88,334	$78,236

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

As of June 30, 2022, we had a total of $0.4 million of cash and cash equivalents and $736.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature.

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

Credit Facility

On September 24, 2021, the Operating Partnership, as borrower, and the Trust, as guarantor, executed the Credit Agreement which extended the maturity date of the revolving credit facility under the Credit Agreement to September 24, 2025 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes an unsecured revolving credit facility of $1.0 billion and contains a term loan feature of $250 million, bringing total borrowing capacity to $1.3 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.75 billion. The revolving credit facility under the Credit Agreement also includes two six-month extension options.

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

As of June 30, 2022, the Company had $264.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, $736.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of June 30, 2022, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

During the quarters ended March 31, 2022 and June 30, 2022, the Trust issued and sold common shares through the ATM Program as follows (net proceeds in thousands):

	Common shares sold	Weighted average price	Net proceeds
Quarter ended March 31, 2022	259,977	$18.93	$4,871
Quarter ended June 30, 2022	977,800	18.61	18,020
Year to date	1,237,777	$18.68	$22,891

As of June 30, 2022, the Trust has $308.1 million of common shares remaining available under the ATM Program.

Dividend Reinvestment and Share Purchase Plan

In December 2014, the Company adopted a Dividend Reinvestment and Share Purchase Plan (“DRIP”). Under the DRIP:

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of June 30, 2022, the Company had issued 195,803 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we have investments in two unconsolidated joint ventures with ownership interests of 49.0% and 12.3%, respectively. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $793.7 million (of which our proportionate share is approximately $144.0 million). See Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2021 Annual Report for the fiscal year ended December 31, 2021 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

Fixed Interest Rate Debt

As of June 30, 2022, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 78.9% of our total consolidated debt, excluding the impact of the interest rate swap. We entered into a pay-fixed receive-variable rate swap for $36.1 million of our mortgage debt, fixing the LIBOR component of the borrowing rate to 1.43%, for an all-in fixed rate as of June 30, 2022 of 3.33%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of October 31, 2024.

Assuming the effects of our interest rate swap agreement, our fixed interest rate debt would represent 80.8% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of June 30, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.4 billion and $1.5 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2022. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of June 30, 2022, our consolidated variable interest rate debt totaled $405.4 million, which represented 21.1% of our total consolidated debt. Assuming the effects of our interest rate swap agreement, our variable interest rate debt would represent 19.2% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of June 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $369.4 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR and SOFR were to change by 100 basis points, interest expense on our variable rate debt as of June 30, 2022 would change by approximately $2.7 million and $1.0 million annually, respectively.

Derivative Instruments

As of June 30, 2022, we had one outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk, with a total notional amount of $36.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreement in the event of non-performance under the terms of the agreements. If we were not able to replace the swap in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of June 30, 2022, we had total consolidated indebtedness of approximately $1.9 billion. The weighted average interest rate on our consolidated indebtedness was 3.48% (based on the 30-day LIBOR rate of 1.45% and a SOFR rate of 1.50% as of June 30, 2022). As of June 30, 2022, we had approximately $369.4 million, or approximately 19.2%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of June 30, 2022.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended June 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—		$—	N/A	N/A
May 1, 2022 - May 31, 2022	—		—	N/A	N/A
June 1, 2022 - June 30, 2022	9,523	(1)	17.45	N/A	N/A
Total	9,523		$17.45	—	—
(1)Represents repurchased common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.	Description
22.1	List of Subsidiary Issuers and Guaranteed Securities**
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
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

PHYSICIANS REALTY TRUST

Date: August 5, 2022	/s/ John T. Thomas
John T. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)