Form 10-Q
period 2022-09-30
Physicians Realty Trust
filed 2022-11-04
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of Physicians Realty Trust’s common shares outstanding as of October 26, 2022 was 228,260,860.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2022

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

•the potential impact of severe weather events and climate change;

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

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$241,385	$235,453
Building and improvements	4,666,085	4,612,561
Tenant improvements	90,318	86,018
Acquired lease intangibles	505,335	498,221
	5,503,123	5,432,253
Accumulated depreciation	(948,883)	(821,036)
Net real estate property	4,554,240	4,611,217
Real estate held for sale	—	1,964
Right-of-use lease assets, net	232,320	235,483
Real estate loans receivable, net	120,576	117,844
Investments in unconsolidated entities	79,613	69,793
Net real estate investments	4,986,749	5,036,301
Cash and cash equivalents	2,512	9,876
Tenant receivables, net	9,644	4,948
Other assets	143,569	131,584
Total assets	$5,142,474	$5,182,709
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$256,893	$267,641
Notes payable	1,465,078	1,464,008
Mortgage debt	164,556	180,269
Accounts payable	6,526	6,651
Dividends and distributions payable	58,382	57,246
Accrued expenses and other liabilities	92,494	86,254
Lease liabilities	104,905	104,957
Acquired lease intangibles, net	24,970	21,569
Total liabilities	2,173,804	2,188,595

Redeemable noncontrolling interests - partially owned properties	3,288	7,081

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 226,763,146 and 224,678,116 common shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,268	2,247
Additional paid-in capital	3,648,983	3,610,954
Accumulated deficit	(838,729)	(776,001)
Accumulated other comprehensive income (loss)	5,323	(892)
Total shareholders’ equity	2,817,845	2,836,308
Noncontrolling interests:
Operating Partnership	146,426	150,241
Partially owned properties	1,111	484
Total noncontrolling interests	147,537	150,725
Total equity	2,965,382	2,987,033
Total liabilities and equity	$5,142,474	$5,182,709
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and related revenues	$127,381	$110,314	$381,785	$326,017
Interest income on real estate loans and other	4,132	4,997	12,285	15,558
Total revenues	131,513	115,311	394,070	341,575
Expenses:
Interest expense	18,299	13,498	52,356	40,754
General and administrative	10,079	9,534	30,400	28,116
Operating expenses	43,647	35,679	128,080	103,069
Depreciation and amortization	47,040	38,582	142,002	114,663
Impairment loss	—	340	—	340
Total expenses	119,065	97,633	352,838	286,942
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	12,448	17,678	41,232	54,633
Equity in loss of unconsolidated entities	(62)	(390)	(452)	(1,213)
Gain on sale of investment properties, net	53,894	4,757	57,375	5,111
Net income	66,280	22,045	98,155	58,531
Net income attributable to noncontrolling interests:
Operating Partnership	(3,252)	(529)	(4,830)	(1,405)
Partially owned properties (1)	(70)	(152)	(384)	(455)
Net income attributable to controlling interest	62,958	21,364	92,941	56,671
Preferred distributions	—	—	—	(13)
Net income attributable to common shareholders	$62,958	$21,364	$92,941	$56,658
Net income per share:
Basic	$0.28	$0.10	$0.41	$0.26
Diluted	$0.28	$0.10	$0.41	$0.26
Weighted average common shares:
Basic	226,529,041	217,406,657	225,743,856	214,616,482
Diluted	239,898,462	223,992,049	239,145,383	221,399,649

Dividends and distributions declared per common share	$0.23	$0.23	$0.69	$0.69
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$66,280	$22,045	$98,155	$58,531
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	1,753	465	6,215	1,805
Total other comprehensive income	1,753	465	6,215	1,805
Comprehensive income	68,033	22,510	104,370	60,336
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(3,336)	(541)	(5,137)	(1,449)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(70)	(152)	(384)	(455)
Comprehensive income attributable to common shareholders	$64,627	$21,817	$98,849	$58,432

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$2,247	$3,610,954	$(776,001)	$(892)	$2,836,308	$150,241	$484	$150,725	$2,987,033
Net proceeds from sale of common shares	3	5,029	—	—	5,032	—	—	—	5,032
Restricted share award grants, net	3	118	(421)	—	(300)	—	—	—	(300)
Purchase of OP Units	—	—	—	—	—	(184)	—	(184)	(184)
Dividends/distributions declared	—	—	(51,879)	—	(51,879)	(2,740)	—	(2,740)	(54,619)
Contributions	—	—	—	—	—	—	569	569	569
Distributions	—	—	—	—	—	—	(55)	(55)	(55)
Change in market value of Redeemable Noncontrolling Interest in partially owned properties	—	—	717	—	717	—	—	—	717
Change in fair value of interest rate swap agreement	—	—	—	1,379	1,379	—	—	—	1,379
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(217)	—	—	(217)	217	—	217	—
Net income	—	—	13,092	—	13,092	692	82	774	13,866
Balance as of March 31, 2022	$2,253	$3,615,884	$(814,492)	$487	$2,804,132	$148,226	$1,080	$149,306	$2,953,438
Net proceeds from sale of common shares	9	18,475	—	—	18,484	—	—	—	18,484
Restricted share award grants, net	1	3,588	(911)	—	2,678	—	—	—	2,678
Dividends/distributions declared	—	—	(52,116)	—	(52,116)	(2,712)	—	(2,712)	(54,828)
Distributions	—	—	—	—	—	—	(61)	(61)	(61)
Change in market value of Redeemable Noncontrolling Interest in partially owned properties	—	—	527	—	527	—	—	—	527
Change in fair value of interest rate swap agreement	—	—	—	3,083	3,083	—	—	—	3,083
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(488)	—	—	(488)	488	—	488	—
Net income	—	—	16,891	—	16,891	886	79	965	17,856
Balance as of June 30, 2022	$2,263	$3,637,459	$(850,101)	$3,570	$2,793,191	$146,888	$1,098	$147,986	$2,941,177
Net proceeds from sale of common shares	5	7,925	—	—	7,930	—	—	—	7,930
Restricted share award grants, net	—	4,326	(536)	—	3,790	—	—	—	3,790
Purchase of OP Units	—	—	—	—	—	(2,139)	—	(2,139)	(2,139)
Dividends/distributions declared	—	—	(52,563)	—	(52,563)	(2,302)	—	(2,302)	(54,865)
Distributions	—	—	—	—	—	—	(61)	(61)	(61)
Change in market value of Redeemable Noncontrolling Interest in partially owned properties	—	—	1,513	—	1,513	—	—	—	1,513
Change in fair value of interest rate swap agreement	—	—	—	1,753	1,753	—	—	—	1,753
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(727)	—	—	(727)	727	—	727	—
Net income	—	—	62,958	—	62,958	3,252	74	3,326	66,284
Balance as of September 30, 2022	$2,268	$3,648,983	$(838,729)	$5,323	$2,817,845	$146,426	$1,111	$147,537	$2,965,382

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$2,096	$3,303,231	$(658,171)	$(5,859)	$2,641,297	$73,302	$403	$73,705	$2,715,002
Net proceeds from sale of common shares	28	52,404	—	—	52,432	—	—	—	52,432
Restricted share award grants, net	4	(333)	(664)	—	(993)	—	—	—	(993)
Purchase of OP Units	—	—	—	—	—	(269)	—	(269)	(269)
Dividends/distributions declared	—	—	(49,011)	—	(49,011)	(1,243)	—	(1,243)	(50,254)
Preferred distributions	—	—	(13)	—	(13)	—	—	—	(13)
Distributions	—	—	—	—	—	—	(73)	(73)	(73)
Change in market value of Redeemable Noncontrolling Interests	—	(23)	896	—	873	—	—	—	873
Change in fair value of interest rate swap agreements	—	—	—	797	797	—	—	—	797
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	1,136	—	—	1,136	(1,136)	—	(1,136)	—
Net income	—	—	17,194	—	17,194	459	76	535	17,729
Balance as of March 31, 2021	$2,128	$3,356,415	$(689,769)	$(5,062)	$2,663,712	$71,113	$406	$71,519	$2,735,231
Net proceeds from sale of common shares	46	82,781	—	—	82,827	—	—	—	82,827
Restricted share award grants, net	—	3,242	(482)	—	2,760	—	—	—	2,760
Purchase of OP Units	—	—	—	—	—	(5,063)	—	(5,063)	(5,063)
Dividends/distributions declared	—	—	(50,061)	—	(50,061)	(1,242)	—	(1,242)	(51,303)
Distributions	—	—	—	—	—	—	(50)	(50)	(50)
Change in market value of Redeemable Noncontrolling Interests	—	—	(388)	—	(388)	—	—	—	(388)
Change in fair value of interest rate swap agreements	—	—	—	543	543	—	—	—	543
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,124)	—	—	(2,124)	2,124	—	2,124	—
Net income	—	—	18,113	—	18,113	417	76	493	18,606
Balance as of June 30, 2021	$2,174	$3,440,314	$(722,587)	$(4,519)	$2,715,382	$67,349	$432	$67,781	$2,783,163
Net proceeds from sale of common shares	—	(117)	—	—	(117)	—	—	—	(117)
Restricted share award grants, net	—	3,642	113	—	3,755	—	—	—	3,755
Dividends/distributions declared	—	—	(50,062)	—	(50,062)	(1,233)	—	(1,233)	(51,295)
Distributions	—	—	—	—	—	—	(51)	(51)	(51)
Change in market value of Redeemable Noncontrolling Interests	—	—	22	—	22	—	—	—	22
Change in fair value of interest rate swap agreements	—	—	—	465	465	—	—	—	465
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(91)	—	—	(91)	91	—	91	—
Net income	—	—	21,364	—	21,364	529	76	605	21,969
Balance as of September 30, 2021	$2,174	$3,443,748	$(751,150)	$(4,054)	$2,690,718	$66,736	$457	$67,193	$2,757,911

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$98,155	$58,531
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	142,002	114,663
Amortization of deferred financing costs	1,739	1,744
Amortization of lease inducements and above/below-market lease intangibles	4,458	3,526
Straight-line rental revenue/expense	(5,359)	(7,276)
Amortization of discount on unsecured senior notes	794	489
Amortization of above market assumed debt	(10)	(47)
Gain on sale of investment properties, net	(57,375)	(5,111)
Equity in loss of unconsolidated entities	452	1,213
Distributions from unconsolidated entities	6,077	5,261
Provision for bad debts	269	(139)
Non-cash share compensation	12,400	10,840
Impairment on investment property	—	340
Change in operating assets and liabilities:
Tenant receivables	(5,927)	(2,913)
Other assets	(1,455)	3,300
Accounts payable	(125)	(1,247)
Accrued expenses and other liabilities	6,258	(7,427)
Net cash provided by operating activities	202,353	175,747
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	123,179	31,093
Acquisition of investment properties, net	(111,587)	(120,617)
Investment in unconsolidated entities	(13,349)	(7,281)
Escrowed cash - acquisition deposits/earnest deposits	360	(1,154)
Capital expenditures on investment properties	(29,840)	(22,159)
Investment in real estate loans receivable	(29,618)	(14,406)
Repayment of real estate loans receivable	22,441	18,902
Leasing commissions	(2,766)	(3,343)
Lease inducements	(500)	—
Net cash used in investing activities	(41,680)	(118,965)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	31,446	135,142
Proceeds from credit facility borrowings	239,000	304,000
Repayment of credit facility borrowings	(251,000)	(311,000)
Principal payments on mortgage debt	(15,845)	(7,833)
Debt issuance costs	(67)	(5,300)
Payments made on financing lease	—	(1,700)
Dividends paid - shareholders	(156,854)	(148,478)
Distributions to noncontrolling interests - Operating Partnership	(8,191)	(3,792)
Preferred distributions paid - OP Unit holder	—	(303)
Contributions from noncontrolling interest	569	—
Distributions to noncontrolling interests - partially owned properties	(517)	(491)
Payments of employee taxes for withheld stock-based compensation shares	(4,255)	(4,183)
Purchase of Series A Preferred Units	—	(4,661)
Purchase of OP Units	(2,323)	(5,332)
Net cash used in financing activities	(168,037)	(53,931)
Net (decrease) increase in cash and cash equivalents	(7,364)	2,851
Cash and cash equivalents, beginning of period	9,876	2,515
Cash and cash equivalents, end of period	$2,512	$5,366
Supplemental disclosure of cash flow information—interest paid during the period	$57,977	$49,160
Supplemental disclosure of noncash activity—settlement of note receivable in exchange for Series A Preferred Units	$—	$20,646
Supplemental disclosure of noncash activity—change in fair value of interest rate swap agreements	$6,215	$1,805
Supplemental disclosure of noncash activity—conversion of loan receivable in connection to the acquisition of investment property	$5,700	$15,500
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2022, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, the Trust issued and sold common shares through the ATM Program as follows (net proceeds in thousands):

	Common shares sold	Weighted average price	Net proceeds
Quarter ended March 31, 2022	259,977	$18.93	$4,871
Quarter ended June 30, 2022	977,800	18.61	18,020
Quarter ended September 30, 2022	440,400	18.15	7,913
Year to date	1,678,177	$18.54	$30,804

As of September 30, 2022, the Trust has $300.1 million of common shares remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2022 and 2021 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2021 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

As of September 30, 2022, the Trust held a 95.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

Redeemable Noncontrolling Interests - Partially Owned Properties

In connection with the Company’s acquisitions of the medical office building, ambulatory surgery center, and hospital located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which were, at the holders’ option, able to be redeemed at any time after May 1, 2023. Due to the redemption provision, which was outside of the control of the Trust, the Trust classified the investment in the mezzanine section of its consolidated balance sheets. On July 14, 2022, the Company disposed of these three properties and removed the related redeemable noncontrolling interest from its consolidated balance sheets.

Through a consolidated joint venture with MedProperties Realty Advisors, LLC (“MedProperties”), the Company acquired Calko Medical Center in Brooklyn, New York. As part of the joint venture, MedProperties can redeem its interest, at their option, at any time after September 9, 2025. Due to the redemption provision, which is outside of the control of the Company, the Company classifies the noncontrolling interests in the mezzanine section of its consolidated balance sheets. The Company records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

On September 23, 2022, the Trust announced that its Board of Trustees authorized and the Trust declared a cash dividend of $0.23 per common share for the quarter ended September 30, 2022. The dividend was paid on October 14, 2022 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on October 4, 2022.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. The Company did not record impairment charges for the three and nine months ended September 30, 2022. The Company recorded an impairment charge of $0.3 million for the three and nine months ended September 30, 2021.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met. The Company classifies a real estate property as held for sale when: (i) management has approved the disposition of the property, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposition plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded for the asset and the book value of the asset is written down to the lower of carrying value or fair market value, less cost to sell. As of September 30, 2022, the Company did not classify any properties as held for sale.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of nine mezzanine loans, five term loans, and one construction loan as of September 30, 2022. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage on a related medical office building, and construction loans are secured by mortgages on the land and the improvements as constructed. The reserve for loan losses was $0.3 million as of September 30, 2022.

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants, excluding assets classified as held for sale, are included in other assets and were approximately $99.5 million and $95.4 million as of September 30, 2022 and December 31, 2021, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental and related revenues was $0.2 million for the nine months ended September 30, 2022 and insignificant for the nine months ended September 30, 2021.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides optional relief to applying reference rate reform to changing reference rates, contracts, hedging relationships, and other transactions that reference LIBOR, which has been discontinued at the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022, though in October 2022, the FASB extended this date through December 31, 2024. The Company will continue to use published LIBOR rates through June of 2023 at which time the Company does not expect the replacement benchmark to have a material impact on the Company’s consolidated financial statements.

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

Note 3. Investment and Disposition Activity

During the nine months ended September 30, 2022, the Company completed the acquisition of two medical office facilities for an investment of $109.2 million and acquired a 49% membership interest in three properties through Davis Medical Investors, LLC (the “Davis Joint Venture”) for an aggregate purchase price of $8.0 million. The Company also paid $6.0 million of additional purchase consideration under three earn-out agreements and funded one mezzanine loan for $5.8 million, three term loans for $22.2 million, and $1.7 million of previous construction loan commitments. Additionally, the Company invested $4.7 million in funds managed by a real estate technology private equity fund, resulting in total investment activity of approximately $157.6 million as of September 30, 2022. As part of these investments, the Company incurred approximately $2.2 million of capitalized costs.

Investment activity for the three months ended September 30, 2022, included the acquisition of one medical office facility for a purchase price of $81.5 million and the funding of two term loans for $14.1 million, $0.6 million of a previously announced term loan, and $0.4 million of previous construction loan commitments. The Company also paid $5.0 million of additional purchase consideration under two earn-out agreements and invested $0.3 million in funds managed by a real estate technology private equity fund, resulting in total investment activity of approximately $101.7 million as of September 30, 2022.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition of the two medical office facilities, as well as follow-on capitalized costs during the nine months ended September 30, 2022, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$—	$1,400	$7,685	$9,085
Building and improvements	—	25,119	72,621	97,740
In-place lease intangibles	—	2,839	10,006	12,845
Above market in-place lease intangibles	—	588	2,180	2,768
Below market in-place lease intangibles	—	—	(4,923)	(4,923)
Right-of-use asset	—	79	—	79
Net assets acquired	$—	$30,025	$87,569	$117,594
Satisfaction of real estate loans receivable	—	(2,700)	—	(2,700)
NCI-redeemable	—	—	(3,307)	(3,307)
Cash used in acquisition of investment property	$—	$27,325	$84,262	$111,587

Dispositions

During the nine months ended September 30, 2022, the Company sold five medical facilities, which included four medical office buildings and one hospital, representing 212,295 square feet for approximately $124.7 million, realizing an aggregate net gain of approximately $57.4 million.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities, excluding assets classified as held for sale if applicable, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$445,583	$(230,930)	$214,653	$441,072	$(201,885)	$239,187
Above-market leases	$59,752	$(28,662)	$31,090	$57,149	$(24,437)	$32,712
Liabilities
Below-market leases	$37,002	$(12,032)	$24,970	$32,155	$(10,585)	$21,570

The following is a summary of acquired lease intangible amortization for the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense related to in-place leases	$10,629	$8,103	$32,814	$24,590
Decrease in rental income related to above-market leases	1,384	897	4,390	2,744
Increase in rental income related to below-market leases	556	324	1,522	963

Future aggregate net amortization of acquired lease intangibles as of September 30, 2022, is as follows (in thousands):

	Net Decrease in Revenue	Net Increase in Expenses
2022	$845	$10,712
2023	3,191	40,616
2024	2,929	34,718
2025	2,357	29,208
2026	1,203	23,095
Thereafter	(4,405)	76,304
Total	$6,120	$214,653

As of September 30, 2022, the weighted average remaining amortization period is 7 years for in-place and above-market lease intangibles assets and 16 years for below-market lease intangibles.

Note 5. Other Assets

Other assets consisted of the following, excluding assets classified as held for sale, if applicable, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Straight line rent receivable, net	$99,494	$95,443
Prepaid expenses	13,866	8,910
Leasing commissions, net	12,887	11,627
Lease inducements, net	8,119	8,293
Interest rate swap	2,071	—
Escrows	1,434	1,780
Notes receivable, net	1,326	1,097
Other	4,372	4,434
Total	$143,569	$131,584

Note 6. Debt

The following is a summary of debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Fixed interest mortgage notes (1)	$59,906	$75,395
Variable interest mortgage notes (2)	105,272	105,629
Total mortgage debt	165,178	181,024
$1.0 billion unsecured revolving credit facility bearing variable interest of LIBOR plus 0.85%, due September 2025	262,000	274,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	500,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,902,178	1,930,024
Unamortized deferred financing costs	(8,022)	(9,694)
Unamortized discounts	(7,629)	(8,423)
Unamortized fair value adjustments	—	11
Total debt	$1,886,527	$1,911,918
(1)As of September 30, 2022, fixed interest mortgage notes bear interest from 3.33% to 4.63%, due in 2024, with a weighted average interest rate of 3.85%. As of December 31, 2021, fixed interest mortgage notes bear interest from 3.33% to 4.83%, due in 2022 and 2024, with a weighted average interest rate of 4.05%. The notes are collateralized by two properties with a net book value of $95.7 million as of September 30, 2022 and three properties with a net book value of $151.9 million as of December 31, 2021. One mortgage bears interest at LIBOR + 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.43%.
(2)Variable interest mortgage notes bear variable interest of LIBOR + 2.75% and SOFR + 1.85% for a weighted average interest rate of 4.87% and 1.95% as of September 30, 2022 and December 31, 2021, respectively. The notes are due in 2026 and 2028 and collateralized by four properties with a net book value of $297.7 million as of September 30, 2022 and $307.2 million as of December 31, 2021.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of September 30, 2022, the Trust had investment grade ratings of BBB from S&P and Baa2 from Moody’s. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.85%. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the Trust’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2022, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of September 30, 2022, the Company had $262.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $738.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of September 30, 2022, the Company had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of September 30, 2022, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of September 30, 2022 are as follows (in thousands):

2022	$248
2023	16,008
2024	59,719
2025	287,476
2026	170,476
Thereafter	1,368,251
Total Payments	$1,902,178

As of September 30, 2022, the Company had total consolidated indebtedness of approximately $1.9 billion. The weighted average interest rate on consolidated indebtedness was 3.75% (based on the 30-day LIBOR rate of 2.92% and a SOFR rate of 2.98% as of September 30, 2022).

For the three months ended September 30, 2022 and 2021, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $17.7 million and $12.9 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $50.6 million and $39.0 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2022, the Company had one outstanding interest rate swap contract designated as a cash flow hedge of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) of the 2021 Annual Report for a further discussion of our derivatives. In addition, the Company recognizes its share of other comprehensive income (loss) related to derivative instruments held by unconsolidated entities.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$36,050
Effective fixed interest rate	(1)	3.33%
Effective date		10/31/2019
Maturity date		10/31/2024
Asset balance at September 30, 2022 (included in Other assets)		$2,071
Liability balance at December 31, 2021 (included in Accrued expenses and other liabilities)		$452
(1)1.43% effective swap rate plus 1.90% spread per hedging agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Real estate taxes payable	$29,173	$23,487
Prepaid rent	24,556	22,714
Accrued interest	11,208	18,799
Accrued expenses	8,694	5,960
Accrued incentive compensation	5,166	1,784
Security deposits	4,451	4,234
Tenant improvement allowances	1,831	1,857
Interest rate swap	—	452
Other	7,415	6,967
Total	$92,494	$86,254

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the nine month period ended September 30, 2022, the Trust granted a total of 247,579 restricted common shares with a total value of $4.1 million to its officers and certain of its employees. These awards have a vesting period of one to three years.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2022 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	247,447	$17.41
Granted	247,579	16.53
Vested	(213,572)	17.29
Forfeited	(5,356)	18.01
Non-vested at September 30, 2022	276,098	$16.70

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three months ended September 30, 2022 and 2021, the Company recognized non-cash share compensation of $1.0 million. For the nine months ended September 30, 2022 and 2021, the Company recognized non-cash share compensation of $2.9 million and $2.8 million, respectively. Unrecognized compensation expense at September 30, 2022 was $2.5 million.

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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2022:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	976,570		$22.59	63,008	$17.85
Granted	299,019		20.51	64,004	16.67
Vested	(228,649)	(1)	25.27	(41,220)	18.20
Non-vested at September 30, 2022	1,046,940		$21.41	85,792	$16.81
(1)Restricted units vested by Company executives in 2022 resulted in the issuance of 361,679 common shares, less 160,573 common shares withheld to cover minimum withholding tax obligations.

For the three months ended September 30, 2022 and 2021, the Company recognized non-cash share compensation of $3.3 million and $2.7 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized non-cash share compensation of $9.4 million and $8.0 million, respectively. Unrecognized compensation expense at September 30, 2022 was $14.1 million.

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

The Company’s derivative instruments as of September 30, 2022 consist of one interest rate swap, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2021 Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of September 30, 2022.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$120,432	$116,406	$117,844	$115,385
Notes receivable, net	$1,326	$1,326	$1,097	$1,097
Derivative assets	$2,071	$2,071	$—	$—
Liabilities:
Credit facility	$(262,000)	$(262,000)	$(274,000)	$(274,000)
Notes payable	$(1,475,000)	$(1,282,653)	$(1,475,000)	$(1,554,802)
Mortgage debt	$(165,178)	$(163,111)	$(181,035)	$(182,189)
Derivative liabilities	$—	$—	$(452)	$(452)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2022 through 2042. As of September 30, 2022, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and minimum rental payments for assets classified as held for sale, if applicable, were as follows (in thousands):

2022	$89,516
2023	356,202
2024	342,641
2025	321,991
2026	264,367
Thereafter	896,326
Total	$2,271,043
For the three months ended September 30, 2022 and 2021, the Company recognized $127.4 million and $110.3 million, respectively, of rental and other lease-related income related to our operating leases, of which $36.6 million and $29.2 million, respectively, were variable lease payments. For the nine months ended September 30, 2022 and 2021, the Company recognized $381.8 million and $326.0 million, respectively, of rental and other lease-related income related to our operating leases, of which $107.5 million and $84.0 million, respectively, were variable lease payments.

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air space above one property, and the land upon which 97 of its properties are located from third party land owners pursuant to separate leases. In addition, the Company has nine corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 92 years remaining, excluding extension options, with a weighted average remaining term of 44 years.

At the inception of a new lease, the Company establishes an operating or finance lease asset and operating or finance lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we calculate a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of September 30, 2022. There are no operating or finance leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of September 30, 2022, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases were as follows (in thousands):

2022	$1,160
2023	4,798
2024	4,770
2025	4,751
2026	4,752
Thereafter	243,544
Total undiscounted lease payments	$263,775
Less: Interest	(158,870)
Present value of lease liabilities	$104,905

Lease costs consisted of the following for the nine months ended September 30, 2022 (in thousands):

Fixed lease cost	$2,476
Variable lease cost	959
Total lease cost	$3,435

Note 13. Credit Concentration

The Company uses gross leasable area (“GLA”) as its credit concentration metric. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of September 30, 2022:

Tenant	Total Leased GLA	Percent of Leased GLA
CommonSpirit - CHI - Nebraska	899,928	6.1%
Northside Hospital	684,941	4.6%
UofL Health - Louisville, Inc.	617,157	4.2%
HonorHealth	415,791	2.8%
US Oncology	403,751	2.7%
Remaining portfolio	11,735,241	79.6%
Total	14,756,809	100.0%

GLA from the Company’s top five tenant relationships comprises 20.4% of its total leased GLA as of September 30, 2022. Total GLA from CommonSpirit Health affiliated tenants totals 18.8%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of September 30, 2022:

State	Total GLA	Percent of GLA
Texas	1,863,733	12.0%
Georgia	1,071,182	6.9%
Indiana	1,042,071	6.7%
Nebraska	981,490	6.3%
Kentucky	980,639	6.3%
Other	9,594,439	61.8%
Total	15,533,554	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for earnings per share - basic:
Net income	$66,280	$22,045	$98,155	$58,531
Net income attributable to noncontrolling interests:
Operating Partnership	(3,252)	(529)	(4,830)	(1,405)
Partially owned properties	(70)	(152)	(384)	(455)
Preferred distributions	—	—	—	(13)
Numerator for earnings per share - basic	$62,958	$21,364	$92,941	$56,658
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$62,958	$21,364	$92,941	$56,658
Noncontrolling interest - Operating Partnership income	3,252	529	4,830	1,405
Numerator for earnings per share - diluted	$66,210	$21,893	$97,771	$58,063
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	226,529,041	217,406,657	225,743,856	214,616,482
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	11,791,685	5,406,070	11,872,328	5,498,046
Restricted common shares	100,790	98,597	105,170	95,999
Restricted share units	1,476,946	1,080,725	1,424,029	1,189,122
Denominator for earnings per share - diluted:	239,898,462	223,992,049	239,145,383	221,399,649
Earnings per share - basic	$0.28	$0.10	$0.41	$0.26
Earnings per share - diluted	$0.28	$0.10	$0.41	$0.26

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

Third Quarter Highlights:

•Reported third quarter 2022 total revenue of $131.5 million, an increase of 14.1% over the prior year period.
•Generated third quarter net income per share of $0.28 on a fully diluted basis, compared to net income per share of $0.10 for the same period last year.
•Generated third quarter Normalized Funds From Operations (Normalized FFO) of $0.26 per share on a fully diluted basis, consistent with the same period last year.
•Completed $101.7 million of investments, including the funding of previous construction loan commitments during the third quarter.
•Third quarter MOB Same-Store Cash Net Operating Income growth was 1.1% year-over-year.
•Declared a quarterly dividend of $0.23 per share and OP Unit for the third quarter 2022, paid on October 14, 2022.
•Disposed of three related properties in Great Falls, Montana for $116.3 million and recognized a net gain on the sale of approximately $53.9 million.
•Sold 440,400 common shares pursuant to the ATM program at a weighted average price of $18.15 during the third quarter, resulting in net proceeds of $7.9 million.

Subsequent Event Highlights:

•Earned a score of 75 out of 100 and a Green Star designation in the 2022 GRESB Real Estate Assessment and a score of 98 out of 100 and an “A” rating for its GRESB Public Disclosure Level.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $5.8 billion as of September 30, 2022. As of September 30, 2022, our consolidated portfolio consisted of 277 health care properties located in 32 states with approximately 15,533,554 net leasable square feet, which were approximately 95% leased with a weighted average remaining lease term of approximately 5.7 years. As of September 30, 2022, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 95% of the annualized base rent payments from our properties as of September 30, 2022 are from absolute and triple-net leases pursuant to which the tenants are responsible for operating expenses relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 4% of the annualized base rent payments from our properties as of September 30, 2022 are from modified gross base stop leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. Certain of the Company’s leases include provisions indexing annual rent escalators to changes in Consumer Price Index (“CPI”), often with a floor or ceiling. As of September 30, 2022, approximately 5.6% of the Company’s annual rent escalators have CPI provisions. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2022, leases representing approximately 1.0%, 4.7%, and 6.2% of leased square feet will expire in 2022, 2023, and 2024, respectively.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of September 30, 2022, owned approximately 95.1% of the OP Units. As of October 26, 2022, there were 228,260,860 common shares outstanding.

Key Transactions in Third Quarter 2022

Investment Activity

During the three months ended September 30, 2022, the Company completed the acquisition of one medical office facility for purchase price of $81.5 million and the funding of two term loans for $14.1 million, $0.6 million of a previously announced term loan, and $0.4 million of previous construction loan commitments. The Company also paid $5.0 million of additional purchase consideration under two earn-out agreements and invested $0.3 million in funds managed by a real estate technology private equity fund, resulting in total investment activity of approximately $101.7 million as of September 30, 2022.

During the three months ended September 30, 2022, the Company sold three related facilities, which included two medical office buildings and one hospital, representing 185,085 square feet for approximately $116.3 million, realizing an aggregate net gain of approximately $53.9 million.

Recent Developments

Quarterly Distribution

On September 23, 2022, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended September 30, 2022. The dividend was paid on October 14, 2022 to common shareholders and OP Unit holders of record as of the close of business on October 4, 2022.

Recent Events

The Company did not suffer any material losses related to Hurricane Ian. We own 12 properties, representing approximately 673,000 square feet, in the path of the storm and experienced minimal operational disruptions with no impact on rent collection from any of our tenants.

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021.

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	2022	2021	Change	%
Revenues:
Rental and related revenues	$127,381	$110,314	$17,067	15.5%
Interest income on real estate loans and other	4,132	4,997	(865)	(17.3)%
Total revenues	131,513	115,311	16,202	14.1%
Expenses:
Interest expense	18,299	13,498	4,801	35.6%
General and administrative	10,079	9,534	545	5.7%
Operating expenses	43,647	35,679	7,968	22.3%
Depreciation and amortization	47,040	38,582	8,458	21.9%
Impairment loss	—	340	(340)	NM
Total expenses	119,065	97,633	21,432	22.0%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	12,448	17,678	(5,230)	(29.6)%
Equity in loss of unconsolidated entities	(62)	(390)	328	84.1%
Gain on sale of investment properties, net	53,894	4,757	49,137	NM
Net income	$66,280	$22,045	$44,235	200.7%
NM = Not Meaningful

Revenues

Total revenues increased $16.2 million, or 14.1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $17.1 million, or 15.5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Rental and related revenues were comprised of the following based upon contractual billing terms (in thousands):

	2022	2021	Change	%
Rental revenues	$90,818	$81,096	$9,722	12.0%
Expense recoveries	36,563	29,218	7,345	25.1%
Rental and related revenues	$127,381	$110,314	$17,067	15.5%

Rental revenues increased $9.7 million, or 12.0%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Rental revenues increased $13.0 million from properties acquired in 2022 and 2021, including $9.6 million related to the 14 medical office buildings acquired on December 20, 2021 from Landmark Healthcare Facilities LLC (the “Landmark Portfolio”). These increases were partially offset by a decrease of $2.7 million related to properties sold in 2022 and 2021 and $0.5 million related to net decreases on our existing portfolio due to move outs.

Expense recoveries increased $7.3 million, or 25.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Expense recoveries increased $7.0 million from properties acquired in 2022 and 2021, including $5.4 million related to the Landmark Portfolio in 2021, and $0.7 million due to an increase in reimbursable operating expenses from our existing portfolio, explained below. These increases were partially offset by a decrease of $0.1 million related to properties sold in 2022 and 2021.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $0.9 million, or 17.3%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest income on real estate loans and other decreased $1.3 million due to lower average real estate loan balances in 2022 compared to 2021. This was offset by an increase in income due to tenant improvement and capital expenditures of $0.4 million.

Expenses

Total expenses increased $21.4 million, or 22.0%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. An analysis of selected expenses follows.

Interest expense. Interest expense increased $4.8 million, or 35.6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The issuance of the 2031 Senior Notes resulted in an increase of $3.4 million, new mortgage debt resulted in an increase of $1.4 million, a higher effective interest rate on our credit facility resulted in an increase of $1.1 million, and higher debt balances resulted in an increase of $0.3 million. Our weighted average effective interest rate on our credit facility was 3.0% and 1.0% for three months ended September 30, 2022 and 2021, respectively. These increases were partially offset by the October 2021 pay off and extinguishment of our $250.0 million term loan feature of the Credit Agreement and the associated pay-fixed receive-variable rate swaps, which resulted in a decrease of $0.7 million and $0.7 million, respectively.

General and administrative. General and administrative expenses increased $0.5 million, or 5.7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to higher non-cash compensation of $0.7 million. These increases were partially offset by lower marketing costs of $0.1 million.

Operating expenses. Operating expenses increased $8.0 million, or 22.3%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Net operating expenses from properties acquired in 2022 and 2021 increased by $7.4 million, including $5.8 million related to the Landmark Portfolio in 2021. Operating expenses on the existing portfolio increased by $0.7 million, or 2.0% quarter over quarter, mainly due to higher utility costs of $1.4 million and maintenance costs of $0.4 million, which were partially offset by lower real estate taxes of $0.9 million and lower insurance costs of $0.3 million.

Depreciation and amortization. Depreciation and amortization increased $8.5 million, or 21.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Depreciation and amortization increased $10.2 million for properties purchased in 2022 and 2021, including $7.6 million related to the Landmark Portfolio in 2021. These increases were partially offset by $1.2 million related to properties sold during 2022 and 2021 and $0.6 million related to our existing portfolio due to fully amortized lease intangibles.

Impairment loss. During the three months ended September 30, 2021, the Company recorded an impairment charge of $0.3 million related to a medical office building in Traverse City, Michigan. The Company did not record any impairment loss during the three months ended September 30, 2022.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is primarily due to our additional investments in the Davis Joint Venture.

Gain on sale of investment properties, net. During the three months ended September 30, 2022, we sold three related facilities, which included two medical office buildings and one hospital in Great Falls, Montana, representing 185,085 square feet for approximately $116.3 million, realizing an aggregate net gain of approximately $53.9 million. During the three months ended September 30, 2021, we sold two properties representing 93,332 net leasable square feet located in Indiana for approximately $27.4 million, realizing a net gain of approximately $4.8 million.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021	Change	%
Revenues:
Rental and related revenues	$381,785	$326,017	$55,768	17.1%
Interest income on real estate loans and other	12,285	15,558	(3,273)	(21.0)%
Total revenues	394,070	341,575	52,495	15.4%
Expenses:
Interest expense	52,356	40,754	11,602	28.5%
General and administrative	30,400	28,116	2,284	8.1%
Operating expenses	128,080	103,069	25,011	24.3%
Depreciation and amortization	142,002	114,663	27,339	23.8%
Impairment loss	—	340	(340)	NM
Total expenses	352,838	286,942	65,896	23.0%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	41,232	54,633	(13,401)	(24.5)%
Equity in loss of unconsolidated entities	(452)	(1,213)	761	62.7%
Gain on sale of investment properties, net	57,375	5,111	52,264	NM
Net income	$98,155	$58,531	$39,624	67.7%

Revenues

Total revenues increased $52.5 million, or 15.4%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $55.8 million, or 17.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Rental and related revenues were comprised of the following based on contractual billing terms (in thousands):

	2022	2021	Change	%
Rental revenues	$274,260	$242,062	$32,198	13.3%
Expense recoveries	107,525	83,955	23,570	28.1%
Rental and related revenues	$381,785	$326,017	$55,768	17.1%

Rental revenues increased $32.2 million, or 13.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Rental revenues increased $39.1 million from properties acquired in 2022 and 2021, including $28.5 million related to the Landmark Portfolio in 2021. This increase was partially offset by a decrease of $6.4 million related to properties sold in 2022 and 2021 and $0.5 million related to net decreases on our existing portfolio due to move outs.

Expense recoveries increased $23.6 million, or 28.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Expense recoveries increased $19.5 million from properties acquired in 2022 and 2021, including $14.6 million related to the Landmark Portfolio in 2021, and $4.5 million due to an increase in reimbursable operating expenses from our existing portfolio, explained below. These increases were partially offset by $0.2 million related to properties sold in 2022 and 2021.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $3.3 million, or 21.0%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Interest income on real estate loans and other decreased $4.8 million due to lower average real estate loan balances in 2022 compared to 2021. This was offset by an increase in income due to tenant improvement and capital expenditures of $1.6 million.

Expenses

Total expenses increased by $65.9 million, or 23.0%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. An analysis of selected expenses follows.

Interest expense. Interest expense increased $11.6 million, or 28.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The issuance of the 2031 Senior Notes resulted in an increase of $10.2 million, new mortgage debt resulted in an increase of $3.2 million, and increased borrowings on our credit facility resulted in an increase of $1.9 million. These increases were partially offset by the October 2021 pay off and extinguishment of our $250.0 million term loan feature of the Credit Agreement and the associated pay-fixed receive-variable rate swaps, which resulted in a decrease of $2.1 million and $1.7 million, respectively.

General and administrative. General and administrative expenses increased $2.3 million, or 8.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to increased non-cash compensation of $1.6 million and higher travel and marketing costs of $0.7 million.

Operating expenses. Operating expenses increased $25.0 million, or 24.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Net operating expenses from properties acquired in 2022 and 2021 increased by $20.9 million, including $15.8 million related to the Landmark Portfolio in 2021. Operating expenses on the existing portfolio increased by $4.5 million, or 4.5% year over year, mainly due to additional utility charges of $3.0 million and building maintenance costs of $1.8 million, partially offset by insurance expense decreases of $0.3 million.

Depreciation and amortization. Depreciation and amortization increased $27.3 million, or 23.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Depreciation and amortization increased $31.4 million for properties purchased in 2022 and 2021, including $23.0 million related to the Landmark Portfolio in 2021. These increases were partially offset by $2.8 million from properties sold during 2022 and 2021 and an additional decrease of $1.2 million from our existing portfolio due to fully amortized lease intangibles.

Impairment loss. During the nine months ended September 30, 2021, the Company recorded an impairment charge of $0.3 million related to a medical office building in Traverse City, Michigan. The Company did not record any impairment loss during the nine months ended September 30, 2022.

Equity in loss of unconsolidated entities. The $0.8 million change in equity in loss of unconsolidated entities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to our additional investments in the Davis Joint Venture.

Gain on sale of investment properties, net. During the nine months ended September 30, 2022 we sold five properties representing 212,295 net leasable square feet located in three states for approximately $124.7 million, realizing a net gain of approximately $57.4 million. During the nine months ended September 30, 2021, across four states we sold four properties with 157,221 net leasable square feet and three parcels of vacant land for approximately $31.7 million, recognizing a net gain of $5.1 million.

Cash Flows

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (in thousands).

	2022	2021
Cash provided by operating activities	$202,353	$175,747
Cash used in investing activities	(41,680)	(118,965)
Cash used in financing activities	(168,037)	(53,931)
(Decrease) increase in cash and cash equivalents	$(7,364)	$2,851

Cash flows from operating activities. Cash flows provided by operating activities was $202.4 million during the nine months ended September 30, 2022 compared to $175.7 million during the nine months ended September 30, 2021, representing an increase of $26.6 million. Net cash provided by operating activities increased primarily due to the impact of our 2022 and 2021 acquisitions, including the Landmark Portfolio, and contractual rent increases. These increases were partially offset by the impact of our 2022 and 2021 dispositions.

Cash flows from investing activities. Cash flows used in investing activities was $41.7 million during the nine months ended September 30, 2022 compared to cash flows used in investing activities of $119.0 million during the nine months ended September 30, 2021, representing a change of $77.3 million. The decrease in cash flows used in investing activities was primarily due to proceeds on sales of investment properties which increased cash by $92.1 million and a net decrease of $4.5 million of cash spent on the acquisitions of investment properties and unconsolidated entities. This was partially offset by an increase in net investments in real estate loan receivables of $11.7 million and cash spent on capital expenditures which increased by $7.7 million.

Cash flows from financing activities. Cash flows used in financing activities was $168.0 million during the nine months ended September 30, 2022 compared to $53.9 million during the nine months ended September 30, 2021, representing an increase of $114.1 million. The change in cash used in financing activities was primarily due to a decrease in net proceeds from the sale of common shares pursuant to the ATM Program of $103.7 million, an increase of dividends paid to shareholders of $8.4 million in 2022 compared to 2021, and $8.0 million of additional principal payments made on mortgage debt. Further, $4.4 million of additional distributions were paid to noncontrolling interests of the operating partnership and net paydowns under the credit facility increased by $5.0 million. These increases were partially offset by a decrease of $5.2 million related to debt issuance costs and a decrease in cash used in the redemption of Series A Preferred Units of $4.7 million, as no redemptions were made in 2022. Further, cash used in the redemption of OP Units decreased $3.0 million, payments made on financing leases decreased $1.7 million, and preferred distributions made to OP unit holders decreased $0.3 million.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$66,280	$22,045	$98,155	$58,531
Earnings per share - diluted	$0.28	$0.10	$0.41	$0.26

Net income	$66,280	$22,045	$98,155	$58,531
Net income attributable to noncontrolling interests - partially owned properties	(70)	(152)	(384)	(455)
Preferred distributions	—	—	—	(13)
Depreciation and amortization expense	46,939	38,463	141,677	114,340
Depreciation and amortization expense - partially owned properties	(101)	(70)	(241)	(210)
Gain on sale of investment properties, net	(53,894)	(4,757)	(57,375)	(5,111)
Impairment loss	—	340	—	340
Proportionate share of unconsolidated joint venture adjustments	2,298	2,226	7,031	6,564
FFO applicable to common shares	$61,452	$58,095	$188,863	$173,986
Proportionate share of unconsolidated joint venture adjustments	(82)	—	(360)	—
Normalized FFO applicable to common shares	$61,370	$58,095	$188,503	$173,986

FFO per common share - diluted	$0.26	$0.26	$0.79	$0.79
Normalized FFO per common share - diluted	$0.26	$0.26	$0.79	$0.79

Weighted average common shares outstanding - diluted	239,898,462	223,992,049	239,145,383	221,399,649

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$66,280	$22,045	$98,155	$58,531
Normalized FFO applicable to common shares	$61,370	$58,095	$188,503	$173,986

Normalized FFO applicable to common shares	$61,370	$58,095	$188,503	$173,986
Non-cash share compensation expense	4,349	3,665	12,400	10,840
Straight-line rent adjustments	(1,478)	(2,171)	(5,359)	(7,276)
Amortization of acquired above/below-market leases/assumed debt	1,133	833	3,773	2,557
Amortization of lease inducements	225	394	675	922
Amortization of deferred financing costs	581	581	1,739	1,744
TI/LC and recurring capital expenditures	(4,129)	(6,673)	(16,660)	(17,984)
Loan reserve adjustments	152	20	159	(111)
Proportionate share of unconsolidated joint venture adjustments	(403)	(153)	(900)	(578)
Normalized FAD applicable to common shares	$61,800	$54,591	$184,330	$164,100

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$66,280	$22,045	$98,155	$58,531
General and administrative	10,079	9,534	30,400	28,116
Depreciation and amortization expense	47,040	38,582	142,002	114,663
Interest expense	18,299	13,498	52,356	40,754
Gain on sale of investment properties, net	(53,894)	(4,757)	(57,375)	(5,111)
Impairment loss	—	340	—	340
Proportionate share of unconsolidated joint venture adjustments	3,463	3,653	10,289	10,725
NOI	$91,267	$82,895	$275,827	$248,018

NOI	$91,267	$82,895	$275,827	$248,018
Straight-line rent adjustments	(1,478)	(2,171)	(5,359)	(7,276)
Amortization of acquired above/below-market leases	1,133	849	3,783	2,604
Amortization of lease inducements	225	394	675	922
Loan reserve adjustments	152	20	159	(111)
Proportionate share of unconsolidated joint venture adjustments	(176)	(143)	(346)	(459)
Cash NOI	$91,123	$81,844	$274,739	$243,698

Cash NOI	$91,123	$81,844
Assets not held for all periods or held for sale	(12,785)	(3,304)
Hospital Cash NOI	(2,775)	(2,519)
Lease termination fees	—	(158)
Interest income on real estate loans	(2,517)	(3,797)
Joint venture and other income	(3,595)	(3,350)
MOB Same-Store Cash NOI	$69,451	$68,716

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,
	2022	2021
Net income	$66,280	$22,045
Depreciation and amortization expense	47,040	38,582
Interest expense	18,299	13,498
Gain on sale of investment properties, net	(53,894)	(4,757)
Impairment loss	—	340
Proportionate share of unconsolidated joint venture adjustments	3,545	3,627
EBITDAre	$81,270	$73,335
Non-cash share compensation expense	4,349	3,665
Pursuit costs	149	75
Non-cash intangible amortization	1,358	1,227
Proportionate share of unconsolidated joint venture adjustments	(82)	—
Pro forma adjustments for investment activity	871	585
Adjusted EBITDAre	$87,915	$78,887

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

As of September 30, 2022, we had a total of $2.5 million of cash and cash equivalents and $738.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature.

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

As of September 30, 2022, the Company had $262.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, $738.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of September 30, 2022, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

During the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, the Trust issued and sold common shares through the ATM Program as follows (net proceeds in thousands):

	Common shares sold	Weighted average price	Net proceeds
Quarter ended March 31, 2022	259,977	$18.93	$4,871
Quarter ended June 30, 2022	977,800	18.61	18,020
Quarter ended September 30, 2022	440,400	18.15	7,913
Year to date	1,678,177	$18.54	$30,804

As of September 30, 2022, the Trust has $300.1 million of common shares remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of September 30, 2022, the Company had issued 202,460 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we have investments in two unconsolidated joint ventures with ownership interests of 49.0% and 12.3%, respectively. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $795.4 million (of which our proportionate share is approximately $144.2 million). See Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2021 Annual Report for the fiscal year ended December 31, 2021 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

Fixed Interest Rate Debt

As of September 30, 2022, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 78.8% of our total consolidated debt, excluding the impact of the interest rate swap. We entered into a pay-fixed receive-variable rate swap for $36.1 million of our mortgage debt, fixing the LIBOR component of the borrowing rate to 1.43%, for an all-in fixed rate as of September 30, 2022 of 3.33%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of October 31, 2024.

Assuming the effects of our interest rate swap agreement, our fixed interest rate debt would represent 80.7% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of September 30, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.3 billion and $1.5 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2022. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of September 30, 2022, our consolidated variable interest rate debt totaled $403.3 million, which represented 21.2% of our total consolidated debt. Assuming the effects of our interest rate swap agreement, our variable interest rate debt would represent 19.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of September 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $367.3 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR and SOFR were to change by 100 basis points, interest expense on our variable rate debt as of September 30, 2022 would change by approximately $2.7 million and $1.0 million annually, respectively.

Derivative Instruments

As of September 30, 2022, we had one outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk, with a total notional amount of $36.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreement in the event of non-performance under the terms of the agreements. If we were not able to replace the swap in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of September 30, 2022, we had total consolidated indebtedness of approximately $1.9 billion. The weighted average interest rate on our consolidated indebtedness was 3.75% (based on the 30-day LIBOR rate of 2.92% and a SOFR rate of 2.98% as of September 30, 2022). As of September 30, 2022, we had approximately $367.3 million, or approximately 19.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of September 30, 2022.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	123,903	(1)	$17.26	N/A	N/A
August 1, 2022 - August 31, 2022	—		—	N/A	N/A
September 1, 2022 - September 30, 2022	—		—	N/A	N/A
Total	123,903		$17.26	—	—
(1)Represents OP Units redeemed by holders in exchange for cash.

Item 6.                                 Exhibits

Exhibit No.	Description
22.1	List of Subsidiary Issuers and Guaranteed Securities**
31.1	Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2	Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
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

PHYSICIANS REALTY TRUST

Date: November 4, 2022	/s/ John T. Thomas
John T. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)