Form 10-K
period 2022-12-31
Physicians Realty Trust
filed 2023-02-24
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered accounting firm that prepared or issues its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of Physicians Realty Trust’s common shares held by non-affiliates as of June 30, 2022 was approximately $3,909,625,049 based upon the closing price reported for such date on the New York Stock Exchange.

As of February 14, 2023, there were 237,905,938 shares of Physicians Realty Trust’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Physicians Realty Trust’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 3, 2023, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

PHYSICIANS REALTY TRUST

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•general economic conditions, including inflation and recession;

•changes in our business or strategy;

•our ability to operate as a public company;

•adverse economic or real estate developments, either nationally or in the markets where our properties are located;

•our geographic concentration in Texas may cause us to be particularly exposed to downturns in the Texas economy or other changes in Texas market conditions;

•our concentration of investment in health care properties;

•the disruption of our business and the compromise of confidential information resulting from cybersecurity attacks, breaches, and other incidents;

•any adverse effects to the business, financial position or results of operations of CommonSpirit Health (“CommonSpirit”), or one or more of the CommonSpirit-affiliated tenants, that impact the ability of CommonSpirit-affiliated tenants to pay us rent;

•the degree and nature of our competition;

•competition for investment opportunities;

•difficulties in identifying health care properties to acquire and completing acquisitions;

•the unknown duration and economic, operational, and financial impacts of the global outbreak of a novel strain of the coronavirus and any variants that have emerged or that may emerge in the future, (the “COVID-19 pandemic”) and the actions taken by governmental authorities or others in connection with the COVID-19 pandemic will have on the Company’s business;

•changes in health care laws or government reimbursement rates;

•decreased rental rates or increased vacancy rates;

•defaults on or non-renewal of leases by tenants;

•the potential impact of severe weather events and climate change;

•our failure to generate sufficient cash flows to service, pay down, or refinance our indebtedness or make distributions on our common shares;

•fluctuations and increases in interest rates and operating costs;

•the availability, terms, and issuance of debt and equity capital, including our unsecured revolving credit facility;

•general volatility of the market price of our common shares;

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

PART I

ITEM 1. BUSINESS

Overview

Physicians Realty Trust, a Maryland real estate investment trust, and Physicians Realty L.P., a Delaware limited partnership, were organized in April 2013 to acquire, selectively develop, own, and manage health care properties that are leased to physicians, hospitals, and health care delivery systems. References to the “Operating Partnership” mean collectively the Operating Partnership together with its consolidated subsidiaries. We completed our initial public offering (“IPO”) in July 2013. The Trust’s common shares are listed on the New York Stock Exchange (“NYSE”) and the Trust is included in the MSCI US REIT Index and the S&P MidCap 400.

We have grown our consolidated portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $5.8 billion as of December 31, 2022. As of December 31, 2022, our consolidated portfolio consisted of 277 health care properties (which excludes our Corporate headquarters) located in 32 states with approximately 15,528,879 net leasable square feet, of which approximately 95% was leased with a weighted average remaining lease term of approximately 5.5 years. As of December 31, 2022, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from health care providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of December 31, 2022 are from absolute net or triple-net leases pursuant to which the tenants are responsible for operating expenses subject to specific lease terms relating to the property, including, but not limited to, real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. These lease structures insulate us from increases in most operating expenses, especially increases in operating expenses that are beyond our control, and provide relatively predictable cash flow. Approximately 6% of the annualized base rent payments from our properties as of December 31, 2022 are from modified gross leases that allow us to recover operating expenses that exceed certain base year operating expense thresholds in such leases, thus protecting us from increases in operating expenses.

We seek to structure our leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. Certain of the Company’s leases include provisions indexing annual rent escalators to changes in the Consumer Price Index (“CPI”), often with a floor or ceiling. As of December 31, 2022, approximately 5.7% of the Company’s annual rent escalators have CPI provisions. Our operating results depend significantly on the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, the creditworthiness of our tenants, a staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

As of December 31, 2022, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	1.3%
2023	4.7%
2024	5.5%
2025	7.0%
2026	22.8%
2027	11.7%
2028	12.0%
2029	6.2%
2030	5.7%
2031	6.7%
2032	8.3%
Thereafter	8.1%
Total	100.0%
(1)“MTM” means month-to-month. This line also includes 12 leases which expired on December 31, 2022, representing 0.9% of leased square feet.

We invest in real estate that is integral to providing high-quality health care services. Our properties are typically located on a campus with a hospital or other health care facilities or strategically affiliated with a hospital or other health care system. We believe the impact of government programs and continuing trends in the health care industry create attractive opportunities for us to invest in health care-related real estate. Our management team has significant health care real estate experience and has long-established relationships with physicians, hospitals, and health care delivery system decision makers who we believe will provide quality investment and growth opportunities. Our principal investments include medical office buildings (“MOBs”), ambulatory surgery centers (“ASCs”), outpatient treatment facilities, and other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing cash flow and potential long-term appreciation in the value of our properties and our common shares.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an umbrella partnership REIT structure in which our properties and our ownership interest in joint ventures are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of February 14, 2023, owned approximately 96% of the Operating Partnership Units (“OP Units”).

Our Objectives and Growth Strategy

Overview

Our principal business objective is to provide attractive risk-adjusted returns to our shareholders through a combination of (i) sustainable and increasing rental revenue and cash flow that generate reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our properties and common shares.

Our primary strategy to achieve our business objective is to utilize our physician and hospital relationships nationwide to identify off-market opportunities in which to invest and own, to manage a diversified portfolio of high-quality health care properties, and to understand our tenants’ real estate strategies, which we believe will drive high retention, high occupancy, and reliable, increasing rental revenue cash flow and growth.

We intend to grow our portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities and development of new health care facilities that provide or will provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new health care facilities with premier health care real estate developers. Generally, we expect to make investments in new development properties, whether self-developed or through third party developers, when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on MOBs, ASCs, outpatient treatment facilities, and other real estate integral to health care providers.

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

As of December 31, 2022, we have grown our consolidated portfolio of gross real estate investments to approximately $5.8 billion while maintaining a conservative balance sheet. For short-term funding purposes, we may borrow from our unsecured credit facility. From time to time, we replace these borrowings with long-term capital such as senior unsecured notes, equity, and alternative securities. We may selectively utilize capital market transactions in furtherance of our investment strategy.

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
•We also intend to grow our portfolio through the development of new health care facilities. We may also selectively finance the development of new health care facilities with premier health care real estate developers. Generally, we expect to make investments in new development properties, whether self-developed or through third party developers, when approximately 80% or more of the development property has been pre-leased before construction commences.

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
•Maintain access to multiple sources of capital, including private and public debt markets, public equity markets, bank loan markets, and private equity and joint venture partners.
•Periodically review our portfolio to consider the potential dispositions of lower quality properties to reinvest the proceeds into higher quality properties.
•Closely monitor our existing debt maturities and average interest rates, and identify refinancing opportunities.

Sustainability Strategy

Since our founding in 2013, the Company has established a track record of environmental stewardship, value creation at the community level, and strong governance. We are also committed to increased transparency and accountability through public disclosure. We believe that sustainable investments are investments in a brighter future. We are committed to being a leader in Environmental, Social, and Governance (“ESG”) performance in the real estate industry. Our ESG Committee, a management and employee-led committee, formed in 2018, is overseen by our Executive Vice President of Asset Management, who reports to the Company’s President and CEO. The Nominating and Corporate Governance Committee of our Board of Trustees (“Board”) provides Board-level oversight of the ESG Committee. Company employees from every workgroup are represented on the ESG Committee. We began issuing our annual ESG Reports in June of 2020.

Our ESG achievements in 2022 include the following:

•Achieved a GRESB Public Disclosure Level score of 98 out of 100, ranking first in our health care comparison group;
•Earned a Green Star rating and a score of 75 out of 100 from the Global Real Estate Sustainability Benchmark (GRESB) for the second consecutive year;
•Recognized with a 2022-2023 Green Lease Leaders Platinum Certification by the Institute for Market Transformation (IMT) and the DOE Better Buildings Alliance, the only health care REIT attaining this designation;
•Merited ENERGY STAR Certification Nation Premier Member status by receiving 16 new property certifications, totaling 26 certifications since 2021;
•Earned 10 new Institute of Real Estate Management (IREM®) Certified Sustainable Property designations, totaling 38 certifications since 2019;
•Achieved an ISS ESG Corporate “Prime” rating, recognizing our dedication to ESG performance and disclosure;
•Honored as a Modern Healthcare Best Places to Work for the second consecutive year; and
•Recognized as a Top Workplaces recipient from the Milwaukee Journal Sentinel for the fifth consecutive year.

More recently, in January 2023, we were named to the Bloomberg Gender-Equality Index as a first-time submitter.

We are committed to giving back to the communities we serve. In 2022, the Company provided more than $408,800 in philanthropic, fundraising, and in-kind donations to community and health care provider organizations, benefiting their research and mission initiatives, surpassing our 2022 goal of $375,000 by 9%.

Under the Company’s “volunteer time off” employee benefit program and Company volunteerism efforts, our employees contributed approximately 902 hours of community service in 2022. Employees are encouraged to spend a day - with pay - volunteering for an organization in their home community. In addition, the Company organizes volunteer service opportunities as a corporate outing, benefiting charitable causes while building teamwork, leadership skills, and fostering our Company culture. For more details on our social responsibility strategies, see the discussion under Item 1 - “Business” under “Human Capital Management.”

Sustainability Accounting Standards Board (“SASB”)

The Real Estate Sustainability Accounting Standard issued by SASB proposes sustainability accounting metrics designed for disclosure in mandatory filings. SASB recommendations serve as the framework against which we have aligned our disclosures for sustainability information.

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

The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity, and Total Water Consumption for 2018 through 2021, for which data on occupied and actively managed properties was available. Total energy use is presented in gigajoules (“GJ”), and total water is presented per thousand cubic meters (“M3”). (1)

Energy
Energy Use Intensity (kBtu/SF)
115.0
110.0
105.0
100.0
95.0
90.0
109.3
107.4
101.5
98.2
540,000
520,000
500,000
480,000
460,000
440,000
420,000
Total Energy Consumption (GJ)
2018
2019
2020
2021
Total Energy Use (GJ)
Energy Use Intensity (kBtu/SF)

Water
Water Use Intensity (Gallons/SF)
32.0
30.0
28.0
26.0
24.0
22.0
30.6
30.8
25.8
28.9
500,000
450,000
400,000
350,000
Total Water Use (M3)
2018
2019
2020
2021
Total Water Use (M3)
Water Use Intensity (Gallons/SF)

(1)Full 2022 calendar year energy and water data will not be available to be assured by a third party until the second quarter of 2023. 2021 is the most recent year for which complete energy and water data is available and assured by a third party. The charts reflect the performance of 4.5 million square feet as of December 31, 2021, which was approximately 27% of our portfolio and approximately 39% of our actively managed portfolio. The energy scope includes energy produced from fuel, gas, district cooling, and electricity. The water scope includes irrigation and domestic water.

Energy Reduction Strategy

Energy reduction is a significant part of our capital improvement strategy as well as our property management training and engagement. We proactively track our assets to determine where capital upgrades, such as LED retrofits and building control systems optimizations, will maximize our efficiency impact.

Water Reduction Strategy

The Company utilizes water management policies, low-flow fixtures, and tenant education as part of our long-term mitigation strategies. We also work to optimize property irrigation systems based upon weather conditions and other environmental factors.

Climate Change Adaptation

Approximately 229,100 square feet of the 4.5 million square feet referenced in the chart above, representing three of our medical office buildings, are located in 100-year flood zones designated by the U.S. Federal Emergency Management Agency (“FEMA”) as special flood hazard areas (“SFHA”). No other tracked properties are located in a SFHA.

Climate Resilience

We are focused on climate preparedness as part of our sustainability strategy. As a long-term owner and active manager of our real estate assets, we proactively identify climate risks and implement preventive measures to combat these risks. Responsibility for these measures is distributed across several departments within the Company, including Executive Leadership, Asset Management, Construction and Project Management, Leasing, Marketing and Communications, and Property Management. In 2020, the Company implemented certain recommendations of the Task Force on Climate-Related Financial Disclosure (“TCFD”) and expanded these efforts in 2021. By utilizing data provided by an independent third party expert, the team identified properties exposed to climate risks in seven key categories: flood, earthquake, heat stress, hurricane, sea-level rise, water stress, and wildfire. In addition, we identified the properties with a “Red Flag” or “High” risk in any of the above categories and committed to creating a mitigation plan for each affected location. Our annual ESG Report is prepared in alignment with TCFD and includes details on these risks and subsequent mitigation plans.

Reporting

A notable part of our sustainability platform is transparent reporting of ESG performance indicators, as we recognize the importance of this information to investors and other key stakeholders in understanding how the Company assesses sustainability information and evaluates risks and opportunities. We publish an annual ESG report that is aligned with the Global Reporting Initiative (GRI) reporting standards and the United Nations Sustainable Development Goals. The Company’s ESG Report includes our strategy, key performance indicators, annual like-for-like comparisons, and achievements. The report is available on our website at http://www.docreit.com/esg. Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

ISOS Group, Inc. conducted an independent third-party, moderate-level assurance of environmental data, including energy, water, waste, and greenhouse gas emissions calculations for the calendar year ended December 31, 2021. This moderate assurance engagement was performed under the AccountAbility 1000 Assurance Standard (AA1000AS) and with reference to ISO 14064-3: Specification with guidance for the validation and assurance of greenhouse gas assertions, World Resources Institute (WRI)/World Business Council for Sustainable Development (WBCSD) The Greenhouse Gas Protocol: A Corporate Accounting and Reporting Standard, and WRI/WBCSD The Greenhouse Gas Protocol: Corporate Value Chain (Scope 3) Accounting and Reporting Standard.

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

$4.5 Trillion Health Care Industry Projected to Grow to $6.8 Trillion (19.6% of U.S. GDP by 2030)

According to the U.S. Centers for Medicare & Medicaid Services (“CMS”), health care spending accounted for 19.7% of U.S. gross domestic product (“GDP”) in 2020. Near-term National Health Expenditure (“NHE”) patterns have been significantly influenced by the COVID-19 pandemic. According to CMS’ National Health Expenditure Projections 2021-2030, NHE growth in 2021 was projected to slow to 4.2 percent (down from 9.7 percent growth in 2020) as federal COVID-19 supplemental funding declined substantially. Following the declines observed in 2020 health care utilization is expected to rebound and normalize through 2024. The general aging of the population, driven by the Baby Boomer generation and advances in medical technology and services, which increase life expectancy, are expected to continue to be key drivers of the growth in health care expenditures. The anticipated continuing increase in demand for health care services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained health care providers to find cost effective solutions for their real estate needs.

We believe the demand by health care providers for health care real estate will increase as health care spending in the United States rebounds and continues to increase. According to the CMS’ National Health Expenditure Projections 2021-2030, NHEs are projected to grow 5.1 percent per year to $6.8 trillion by 2030, resulting in a projected NHE share of GDP of 19.6% in 2030.

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

We believe health care expenditures for the population over 65 years of age will continue to rise as a disproportionate share of health care dollars is spent on older Americans. To illustrate, in 2012 the elderly (65+ years old) represented only 14% of the population while accounting for 34% of all health care-related spending. We believe the older population group increasingly will require treatment and management of chronic and acute health ailments and that this increased demand for health care services will create a substantial need for additional medical office buildings and other facilities that serve the health care industry in many regions of the United States. Additionally, we believe there will likely be a focus on lowering the cost of outpatient care for the aging U.S. population, which will continue to support medical office and outpatient facility property demand in the long term. For example, beginning in 2019, CMS expanded the list of procedures that can be performed and reimbursed in outpatient surgery centers to include 12 cardiac catheterization diagnostic procedures and 5 ancillary procedures. CMS further expanded the list of services for 2023. We believe these trends will result in a substantial increase in the demand for health care space in our facilities and the number of properties meeting our investment criteria.

We believe advances in medical technology will continue to enable health care providers to identify and treat once fatal illnesses and improve the survival rate of critically ill and injured patients who will require continuing medical care in outpatient medical office buildings.

U.S. Population Over 65 Years Old

Source: U.S. Census Bureau

Affordable Care Act

The Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) constituted a significant overhaul of many aspects of health care regulations and health insurance and created new features in the framework for health care services over the near term. It required every American to have health insurance or be subjected to a tax. Those who cannot afford health insurance are offered insurance subsidies or Medicaid coverage. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The United States Supreme Court dismissed the Texas case and upheld the Affordable Care Act in June 2021; however, we expect challenges to the Affordable Care Act may continue.

The U.S. Census Bureau estimated that approximately 50 million Americans did not have health care insurance in 2009, before the Affordable Care Act was enacted. The U.S. Census Bureau calculated that in 2021, approximately 27.2 million Americans did not have health insurance, continuing a trend after passage of the Affordable Care Act to reduce the number of uninsured and representing a decrease in the uninsured rate from 2020 (28.3 million). The Affordable Care Act and subsequent legislation, executive orders and events, as well as their potential impact on our business, are discussed more fully under Item 1 - Business, under the caption “Certain Government Regulations.”

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

Impact of BBA on Hospital Outpatient Care

Section 603 of the Bipartisan Budget Act of 2015 (the “2015 BBA”) generally prohibits hospital outpatient departments (“HOPDs”) from receiving hospital outpatient department rates under the Medicare Outpatient Prospective Payment System (“OPPS”) for Medicare patients treated in “off-campus” locations that are not Emergency Departments on or after January 1, 2017, potentially impacting their profitability. These higher Medicare hospital outpatient rates are only permitted if the hospital provides HOPD services in a department within 250 yards of the hospital’s main inpatient building, or within 250 yards of a hospital’s remote location (second inpatient location off the main campus). A hospital HOPD can be grandfathered from the 2015 BBA payment changes even if the location is outside the 250 yard distance. Under the statutory authority, an off-campus HOPD facility that was furnishing outpatient services on or before November 2, 2015 can be “grandfathered” and can continue to be paid at the OPPS HOPD rates, if, among other things, the hospital was billing HOPD services in that location on a HOPD basis as of November 2, 2015 and continues to provide those services in that location. On November 21, 2018, the Secretary of the U.S. Department of Health and Human Services (the “Secretary”) issued a final rule, effective January 1, 2019, that eliminates the higher, OPPS reimbursement rate for evaluation and management (“E&M”) services provided by Grandfathered HOPD locations (the “Final Rule”). The Secretary, instead, will only reimburse for E&M services at the lower, Medicare Physician Fee Schedule rate that new non-grandfathered off-campus HOPD locations receive. The AHA and a number of hospitals sued the Secretary in federal court to enforce the plain meaning of Section 603 of the 2015 BBA and restore the right to Grandfathered HOPD reimbursement rates. On September 17, 2019, a federal district judge ruled in favor of the AHA. The court stated that CMS did not have the authority to lower payments for off-campus hospital-based departments that were grandfathered under the 2015 BBA. CMS challenged this ruling and requested a stay in the decision, which the court denied on October 21, 2019. In its December 15, 2020 final rule for hospital OPPS rates, CMS continued its efforts to lower payment for certain HOPD services basing reductions on the principle of “site neutrality.” These lower payment levels were effective January 1, 2021, notwithstanding the CMS’ projections that overall payments under OPPS will increase by 2.4%. For 2023, CMS updated OPPS payment rates for hospitals that meet applicable quality reporting requirements by 3.8%. Further, CMS continued the payment rate reduction for E&M services furnished in all off-campus HOPDS in 2022. CMS stated that it intends to continue this policy in calendar year 2022 and beyond. Hospitals with “grandfathered” locations providing HOPD services in our portfolio are referred to as 603 assets in our SEC reports and other public disclosures.

We own a number of 603 assets. Rent derived from these 603 assets accounts for approximately 16% of our total consolidated portfolio annualized base rent as of December 31, 2022. Depending upon the implementation of the regulations and mix of procedures in an HOPD, the 2015 BBA may enhance the value of these 603 assets because existing HOPDs may lose their higher reimbursements rates should they choose to change locations, thus enhancing lease renewal probabilities and rent growth.

Portfolio Summary

Please see Item 2 - “Properties” for a table that summarizes our consolidated portfolio as of December 31, 2022.

Geographic Concentration

As of December 31, 2022, approximately 12.0% of our consolidated gross leasable area was derived from properties located in Texas.

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

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our health care properties, with our five largest tenants based upon rental revenue representing approximately $70.1 million, or 19.5%, of the annualized base rent from our consolidated properties as of December 31, 2022. No one tenant represents more than 5.0% of our total consolidated annualized base rent; however, 14.8% of our total consolidated annualized base rent as of December 31, 2022 is from tenants affiliated with CommonSpirit. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our business, financial position, or results of operations could be materially adversely affected if CommonSpirit were to experience a material adverse effect on its business, financial position, or results of operations.

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

Human Capital Management

Our Company is focused on human capital management, which our Board believes is vital to the health of the Company. We believe that the success of our business depends on a strong, talented, and committed workforce to ensure excellence on behalf of our clients and shareholders. Therefore, we prioritize the well-being of our employees and offer comprehensive benefits packages, opportunities for personal and group volunteer efforts, and paths for life-long learning to our employees. Our employees work with various business units across the Company to diversify their skill sets. Employees are offered challenging projects, stock ownership as a form of compensation, and a collaborative and inclusive environment with exposure to our top executives.

We are an equal opportunity employer, and we are committed to making employment decisions without regard to race, creed, color, religion, sex, age, ancestry, national origin, sexual preference, sexual orientation, marital status, disability, protected veteran status, or any other legally protected status. As of December 31, 2022, we had 101 full-time employees, none of whom were subject to a collective bargaining agreement. We believe that relations with our employees are positive.

The nominating and corporate governance committee retains oversight over human capital matters, including diversity, equity, and inclusion policies and initiatives, and oversees the Company's Diversity, Equity, and Inclusion (“DEI”) Council. Our Board receives regular reports from our CEO regarding annual employee engagement results conducted through an independent third party. In 2022, the Company had approximately 95% participation in this survey, representing a year-over-year increase in participation of over 2%. We are pleased to report that in 2022 our employee retention rate is 94%, a year-over-year increase of over 4%. Our Board members periodically attend employee events, participate in our annual Management Summit event, and attend all-team holiday gatherings. Also, in 2022, as part of the Company’s ongoing Women in Leadership series, we were honored to have the newest member of our Board of Trustees, Ava Lias-Booker, Esq., hold a leadership discussion with our employees during a company-wide meeting. In January 2023, we were named to the Bloomberg Gender-Equality Index as a first-time submitter.

Employee Engagement

In 2022, the Company offered team member training, including courses on leadership, work/life balance, mental health, and cybersecurity, among other topics. Our team also routinely participates in training opportunities related to ESG and workplace best practices to pursue continued professional development. In addition, employees participate in an annual book club discussion and training events, including regular Company-wide “lunch and learn” discussions on leadership, wellness, mentorship, team-building, the REIT industry, and advanced computer skills.

At Physicians Realty Trust, our employees are heavily invested in building a stronger and more inclusive workplace environment. Employees lead committees focusing on social, environmental, philanthropic, and health and wellness topics that shape the Company’s policies. As mentioned above, annual engagement surveys are conducted by an independent third party to provide anonymous team member feedback, the response rate to this survey was approximately 95% in 2022. We believe that continuous improvement and investment in our team are the keys to our continued success.

The Company also created a new Culture Specialist position to focus on sustaining and improving our culture. In addition to day-to-day human resource responsibilities, the Culture Specialist will support our employees’ general health, well-being, and engagement by fostering a strong, supportive, and productive work environment. Prioritizing our most important asset--our people--through this position, especially in an era of hybrid working environments, we expect will ensure a sense of belonging and shared mission to energize our Company in the future.

Diversity, Equity, and Inclusion

The Company values diversity and embraces the unique qualities of our employees. In 2019, we formed our DEI Council, which sets ambitious, attainable, and authentic goals, develops educational platforms, and plans activities to promote DEI at all levels of our organization, creating a culture of fairness and respect for our employees. We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences.

We take a personalized approach, driven by a 20-member DEI Council that represents all workgroups within our Company. Strategies include attracting and retaining top talent while intentionally including diverse candidates in recruitment efforts, providing enhanced career development support, and supporting DEI awareness and education for our employees.

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

2022 Successes

At DOC, our longstanding commitment to our health care partners and the patients they serve is to C.A.R.E.: Collaborate and Communicate, Act with Integrity, Respect the Relationship, and Execute Consistently. Each of these values is reflected in our DEI Council and its work to ensure our actions reflect our DEI values and help us achieve our goals.

Our 2022 successes tie directly to our Company’s shared vision to C.A.R.E.:

Collaborate and Communicate

Build CRE Diversity Pipeline: In 2022, the Company surpassed its goal to hire 50% or more diverse candidates in our summer internship program, representing those who identify as Black, Indigenous, people of color, female, veteran, or LGBTQIA+. This goal supports our efforts to build a young, diverse, and talented leadership pipeline. In addition, all internal and external candidate recruitment focuses on seeking diverse candidates, using organizations, resources, and job boards with diverse followings.

Support Company Education via Communications Channels: The DEI Council provided educational touchpoints via the Company’s new SharePoint DEI Hub site with over 6,000-lifetime site visits to date. To promote transparency, resources include news stories, Council files, our DEI mission statement, working goals, meeting schedules, DEI Council member directory, and an anonymous, third-party administered team suggestion box. The Council also authors news articles based on team interviews and research on holidays, traditions, and observances to promote understanding and inclusion.

Industry Representation: We are also proud of our 2022 representation on the Nareit Communications Council, DEI Working Group, Real Estate Sustainability Council, and Social Responsibility Council, and our employees regularly attend continuing education on DEI matters through Nareit conferences.

Act with Integrity

Attract Top Talent: The DEI Council conducted a comprehensive benefits review to ensure the Company remains competitive in our offerings to current and prospective employees. As a result, recommendations that we anticipate will be implemented in 2023 include a wellness incentives program and an onboarding Buddy Program for new hires to foster connections and professional development.

Wraparound Tools for Mental Health and Wellness: In a Company survey conducted in January 2022, mental health and work/life balance were the most-requested topics for DEI programming. The Company took a holistic approach, offering over eight hours of mental health programming, paid access to an award-winning mental health and wellness app, and a new yearly paid time off day for mental health and wellness. We also provided resources surrounding observances of World Mental Health Day, Mental Health Awareness Month, and Stress Awareness Day.

Create a Consistent Feedback Loop to Further Belonging and Allyship: The DEI Council added DEI touchpoint questions to quarterly manager/team member reviews and measured engagement/perception of DEI through a new yearly survey. Participation in this survey increased by 11% year-over-year, and positive responses increased in every category. Separately, the DEI Council also incorporated gender identity, sexual orientation, and allyship questions in our annual anonymous top workplaces survey administered through a third party to better understand and support our internal diversity.

Respect the Relationship

Mentor Diverse Future Leaders: In 2022, the Company continued its ongoing partnership with Year Up, a national organization whose mission connects talented young adults and top companies to launch careers, power businesses, and build communities. Our activities included virtual networking events and mock interviews that have fostered ongoing mentorships between our employees and recent program graduates.

Financial Investments: In coordination with NAIOP Wisconsin and the Marquette University Center for Real Estate, the Company supported the MKE CRE week-long summer immersion program through financial investments and as a key event organizer. This organization's mission is to expose diverse high school students to career opportunities in commercial real estate. Students learned about designing, building, managing, owning, and selling commercial real estate through in-person instruction, hands-on experiences, site visits, and intentional interaction with real estate professionals working locally and across the country. In addition, the Company provided $7,500 in financial support, as a Presenting Sponsor, toward scholarships for diverse high school students interested in careers in commercial real estate.

Execute Consistently

Execute Team Programming: The Company offered four All-Team Lunch & Learn sessions on generational diversity, work/life balance, mental health, and intersectionality. These sessions included video watch parties, guest speakers, breakouts, and lively group discussions. The DEI Council also debuted three optional, informal, and small-group “Coffee Talks” to discuss working styles and recognition differences, imposter syndrome, and perfectionism. Also, in 2022, as part of the Company’s ongoing DEI-led Women in Leadership series, we were honored to host the newest member of our Board of Trustees, Ava Lias-Booker, Esq. The Council also assisted in selecting two topics and speakers for the Company’s 2022 Management Summit - a virtual breakout on conflict de-escalation strategies geared toward property management professionals and our 2022 main stage keynote session on tactical negotiation strategies, utilizing tools such as a DEI lens.

Share our Progress to Date: We were proud to be honored as the 2022 CRE Insight Journal “Excellence in DEI” Award Winner, recognizing the culture of transparency and integrity that guides our business and shapes our strategy in addressing DEI opportunities for positive change.

Looking Ahead

Our team continues to develop targeted DEI goals to make a tangible and meaningful impact on our Company, industry, and communities, ultimately advancing DEI principles and better business performance. Our forthcoming ESG Report will showcase our efforts in greater detail.

Beginning in 2023, our long-term incentive plan includes a DEI element as part of our new ESG scorecard, with a goal of providing annual training to all employees with 100% participation.

COVID-19 Response

Throughout the COVID-19 pandemic, we prioritized our employees’ health and safety. In 2022, to encourage and support COVID-19 vaccination, the Company provided one paid “wellness day” to allow our employees to get vaccinated and deal with any immediate side effects. Employees could also use their wellness day for overall mental health and wellness. In addition, in 2022, the Company took a wraparound approach to increase mental health support for employees by also facilitating communication and education related to mental health and wellness. These efforts included a Company-wide, team-led town hall discussion facilitated by a licensed clinical psychologist. The Company also held a small group “Coffee Talk” series on mental health related to perfectionism and imposter syndrome. Finally, the Company supported mental health through a new benefit: paid access to a mental health and wellness app.

In addition, we supported various COVID-19 relief efforts alongside our health care partners across the country. Our past efforts have included donating supplies, allowing local government agencies to store personal protective equipment at our facilities, establishing a temporary COVID-19 vaccine site at one of our facilities available for lease, establishing and managing drive-through COVID-19 testing locations at our facilities, and coordinating COVID-19 screening at building entrances.

Compensation and Benefits

Our leadership has championed the importance of providing a robust benefits package. We offer competitive pay and compensation packages, including an annual bonus, paid medical and dental insurance, paid time off benefits, paid holidays, yearly paid volunteer time off, one paid mental health and wellness day, summer Friday hours, 401(k) match with immediate vesting, Company-sponsored short- and long-term disability benefits, voluntary life and accident insurance, paid parental leave, and pet insurance. We provide equity compensation after six months of employment. Through our employee stock purchase program and annual stock grant, our employees are also owners of the Company. The Company also offers a health plan option with a health savings account, which to date, has included an annual company contribution, an onsite gym in Milwaukee, and numerous team-building activities throughout the year.

One of the Company’s continuing education benefits, our graduate degree sponsorship program, is awarded based on a competitive submission process. In 2022, we were proud to celebrate the graduation of a team member who earned her master’s degree in accounting. This program was launched in 2019 and has two graduates.

In response to the COVID-19 pandemic, the Company has adopted a hybrid return-to-work approach tailored to the decisions and responsibilities of each workgroup, including several fully remote work options, which we believe will maximize company-wide productivity. Additionally, the Company has a yearly four-week “work from anywhere” policy.

Community and Philanthropy

The Company provides monetary support to various nonprofit organizations. In 2022, the Company contributed over $408,800 in philanthropy giving, exceeding our 2022 goal of $375,000. Separately, we fundraised $150,000 to support charitable causes nationwide. Employees are actively involved in the Company’s philanthropic decisions through a team-led committee, an annual philanthropy survey, and quarterly “Jeans Week” drives with charitable recipients chosen from team-nominated organizations nationwide. The Company does not make contributions of any kind to any political action committees or political candidates or their campaigns.

Under the Company all-team volunteerism efforts, our employees contributed 455 hours through Company-sponsored team volunteer opportunities in 2022.

Additionally, through the Company’s Volunteer Time Off (VTO) program launched in 2019, we encourage and empower our employees to give back to the community in personally meaningful ways. In 2022, our employees spent 447 hours serving their communities individually, representing a 47% year-over-year increase in usage of the Company’s VTO program. This change was primarily driven by a new VTO team-based challenge that created meaningful opportunities for our team to bond over shared causes while encouraging each other to take full advantage of these opportunities to make a difference. The winning team collectively completed over 80% of their total possible VTO hours, and the Company contributed to the charity of their choice in recognition of this effort.

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

Certain Government Regulations

Overview

Our tenants and operators are typically subject to extensive and complex federal, state, and local health care laws and regulations relating to fraud and abuse practices, government reimbursement, licensure, protection of patient health information, and certificate of need (“CON”) and similar laws governing the operation of health care facilities, and we expect that the health care industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, health care management, and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our health care properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The health care industry is heavily regulated, and new laws or regulations, changes to existing laws and regulations, health policies, reimbursement levels from third-party payors, loss of licensure, or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.”

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

Health Care Legislation

Health Reform Laws. On March 23, 2010, President Obama signed into law the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. As of December 1, 2022, 12 states have pursued the option not to adopt the Medicaid expansion. Thirty-nine states and the District of Columbia have adopted the expansion. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs.

Challenges to the Health Reform Laws and Potential Repeal and/or Further Reforms under Trump Administration. Since the enactment of the Health Reform Laws, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Health Reform Laws, including the case that was before the U.S. Supreme Court, King v. Burwell. Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Reform Laws, we cannot predict whether other current or future efforts to repeal, amend or challenge the validity of all or part of the Health Reform Laws will be successful, nor can we predict the impact that such a repeal, amendment or challenge would have on our operators or tenants and their ability to meet their obligations to us.

In 2017, then President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, then President Trump issued an Executive Order stating that it was the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, health care providers, health insurers, patients, and others. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, reduces the Affordable Care Act’s individual mandate penalty to zero beginning in 2019. The elimination of the penalties does not remove the requirement to obtain health care coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. President Biden formally revoked former President Trump’s Executive Order regarding the Affordable Care Act on January 28, 2021. The United States Supreme Court heard the Texas case following a series of appeals and dismissed the case and upheld the Affordable Care Act in June 2021. Despite action by the current administration and the Supreme Court’s decision to uphold the Affordable Care Act, it is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.

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
On June 24, 2019, then President Trump signed an Executive Order on Improving Price and Quality Transparency in American Health Care to Put Patients First. The order was intended to increase the availability of meaningful price and quality information for patients. CMS included in its final rule for Medicare hospital outpatient payment, the requirement that hospitals make public their standard charges, along with payer-specific negotiated rates, in a consumer-friendly format. This requirement was to be effective January 1, 2020. In 2019, the AHA and other hospital groups initiated litigation against the U.S. Department of Health and Human Services (“HHS”) and CMS to prevent implementation of this price transparency rule. The AHA challenge was unsuccessful and the rule became effective January 1, 2021. The public availability of hospital charges may give patients information to select physician office-based care rather than in the hospital.
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

No Surprises Act. Effective January 1, 2022, facilities and providers must comply with several new policies required by No Surprises Act (“NSA”). Specifically, the NSA prohibits “balance billing” for: (i) emergency services provided by an out-of-network provider; and (ii) non-emergency (e.g., scheduled) services provided by an out-of-network provider at an in-network facility. For such out-of-network services, health plans are prohibited from imposing higher cost-sharing amounts (i.e., copayment, coinsurance, or deductible) than the amount that would have applied had the service been provided by an in-network provider. The NSA allows the patient to waive their balance billing and cost-sharing protections in some scenarios, but this requires the out-of-network provider to comply with the patient notice and consent requirements under the Act, and does not apply to most ancillary physician services (e.g., emergency, radiology, anesthesiology, pathology, neonatology, and services provided by hospitalists, assistant surgeons, and intensivists). For purposes of compliance with the balance billing and patient cost-sharing protections, a “facility” is defined under the NSA to include hospitals, critical access hospitals, hospital outpatient departments, and ASCs.

The NSA also requires providers and facilities to provide a good faith estimate (“GFE”) of expected charges to uninsured and self-pay patients upon scheduling or upon request. HHS delayed enforcement of the GFE requirements for one year to allow providers and facilities to develop systems and processes for the exchange of required information between (i) the providers/facilities with which the primary service was initially scheduled or from which the GFE was initially requested and (ii) co-providers/co-facilities. That one‑year delay, however, proved insufficient as facilities and providers struggled to develop and implement solutions to comply with the GFE co-provider requirement in advance of the January 1, 2023, enforcement deadline, without any sub-regulatory or interpretive guidance from HHS.

In response to industry comments, HHS issued updated guidance in the form of an “FAQ,” which now delays enforcement of the GFE co-provider requirement until HHS issues additional guidance through formal rulemaking. Currently there is no new enforcement deadline, and according to the FAQ, any future rulemaking will include a prospective applicability date that gives providers and facilities “a reasonable amount of time to comply with any new requirements.” Nevertheless, the FAQ cautions that certain states are the primary enforcers of the GFE requirements, rather than the federal government. Those states do not have to follow HHS’ lead to delay enforcement of the co-provider requirement, though HHS encourages states to take a similar approach. Providers in states that are enforcing the GFE rules directly may have enhanced risk of enforcement at this time. While the balance billing and patient cost-sharing requirements (described above) do not apply to freestanding physician clinics, such freestanding clinics must comply with the GFE requirements under the NSA. The NSA requires providers and facilities to provide patients with disclosures of their new rights under the law.

The enforcement provisions under the NSA permit the Secretary to apply a civil monetary penalty against a provider/facility in an amount not to exceed $10,000 per violation of the NSA, including: (i) violations of the balance billing protections under the NSA (including all mandated disclosures and notices); and (ii) in circumstances where a provider/facility fails to provide a good faith estimate (“GFE”) of expected charges to uninsured/self-pay patients in violation of the NSA. Notably, the balance billing, patient cost sharing protections, and GFE requirements under NSA are in addition to any requirements under applicable state law. Many of our operators and tenants are now subject to these laws, and some of them may be subject to monetary penalties if they fail to comply with applicable laws.

Information Blocking

Published on May 1, 2020, the Information Blocking Regulations (“IB Regulations”) went into effect April 5, 2021. The IB Regulations prohibit “Actors” (e.g., health care providers, health information exchanges, health information technology developers) from taking action that is likely to interfere with, prevent or materially discourage access, exchange or use of electronic health information. The scope of the IB Regulations were recently expanded to prohibit health care providers from blocking or interfering with patient access to any electronic information in a “designated record set,” as the term is defined under the Health Insurance Portability and Accountability Act, commonly referred to as HIPAA, effective October 6, 2022. Except to the extent covered by an exception, the IB Regulations obligate an Actor to provide a requestor (a patient, a patient’s representative or person seeking a connection to the Actor’s technology) with access to the electronic health information (“EHI”) within its control or possession. The exceptions to the IB Regulations permit an Actor to deny access, limit the amount of access, delay access, condition the type of access or charge a fee for access, all subject to the detailed limitations stated in the applicable exception. Further guidance is pending from CMS and the Office of the Inspector General (“OIG”) regarding enforcement of the rule; however, exclusion and $1 million per violation civil monetary penalties have been cited as potential penalties. In addition to the potential for penalties, providers are likely to incur additional costs in training staff and updating medical records systems and policies to ensure appropriate access to medical records.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing health care providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state health care programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of health care items or services and the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), an all-payor statute enacted in 2018 prohibiting kickbacks related to remuneration for referrals to recovery homes, clinical treatment facilities and laboratories, (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain health care services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of health care fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, and potential exclusion from Medicare, Medicaid, or other federal or state health care programs. These laws are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

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

Health Care Licensure and CON

Certain health care facilities in our portfolio are subject to extensive federal, state, and local licensure, certification and inspection laws, and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies and laboratories, handle radioactive materials, and operate equipment. Many states require certain health care providers to obtain a CON, which requires prior approval for the construction, expansion, purchase of certain capital equipment, and closure of certain health care facilities. The approval process related to state CON laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

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

Payments from the PRF are not loans and, therefore, they are generally not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and certain COVID-related expenses, and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. Recipients of PRF payments must comply with reporting requirements described in the terms and conditions and specified in HHS reporting guidelines. HHS has indicated that it will be closely monitoring and, along with the OIG, auditing providers to ensure that recipients comply with the terms and conditions of the PRF program and to prevent fraud and abuse. Providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Noncompliance with applicable terms and conditions is grounds for HHS to recoup some or all of the payments made from the PRF. Further, HHS has indicated that PRF payments that have not been expended for permitted uses by applicable deadlines must be returned to HHS. Reporting obligations are ongoing for providers that accepted grants from the Provider Relief Fund and will continue into 2024. Notably, HHS has begun issuing Repayment Request Notices to recipients of PRF payments who are required to repay funds.

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

Based on the continued uncertainty around reporting and potential recoupment of PRF funds, we cannot provide any assurances as to whether any tenant or operator may be required to derecognize and return any portion of PRF funds it has recognized as income, or predict whether a tenant or operator may be eligible to receive any additional allocations of Provider Relief Funds in the future or whether it will be able to recognize such amounts as PRF grant income under HHS reporting requirements. There are also no assurances regarding the future of Medicare Physician Fee Schedule payments and scheduled reductions to payments thereunder. These ongoing risks will continue to create risk of non-payment of rent from our tenants.

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

On January 13, 2022, the Supreme Court handed down a pair of decisions on the CMS vaccine mandate rule and the OSHA vaccine-or-test rule. In short, the Court ruled in its opinion that CMS is not prohibited from implementing its IFR. In a separate opinion, the Court held that OSHA may not enforce or implement its ETS. More recently, in October 2022, the Supreme Court declined to hear a challenge from 10 states seeking to appeal a ruling affirming the CMS mandate.

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

Available Information

Our website address is www.docreit.com. We make available, free of charge through the Investor Relations portion of the website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. These reports and other information are also available, free of charge, at www.sec.gov.

In addition, the Board has established a Code of Business Conduct and Ethics that applies to our officers, including our President and Chief Executive Officer, Chief Financial Officer, trustees, and employees. The Code of Business Conduct and Ethics provides a statement of the Company’s policies and procedures for conducting business legally and ethically. A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of our website (www.docreit.com) under the tab “Corporate Information - Governance Documents.” Any amendments to or waivers from the Code of Business Conduct and Ethics will be disclosed on our website. Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Summary Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully read and consider the risks discussed below and described more fully along with other risks in Part I, Item 1A “Risk Factors” of this report, before investing in our common shares. The following summarizes what we believe to be the most significant risks of purchasing or owning our securities based on information currently available to us. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition, and/or results of operation may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below.

Risks Related to Our Business

•Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition, and results of operations.
•Economic and other conditions that negatively affect geographic areas in which we conduct business could materially adversely affect our business, financial condition, or results of operations.
•Our portfolio is concentrated in health care properties, making us dependent on the health care industry generally, and possibly more vulnerable economically than if our investments were diversified across different industries.
•Cybersecurity incidents, attacks, or other significant disruptions of our information technology systems or the information technology systems of our third party property managers could disrupt our business and result in the compromise of confidential information of ours and third parties, including our tenants.
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
•Our business and operations and those of our tenants have been and may continue to be adversely affected by the COVID-19 pandemic.

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
•Our tenants and our company are subject to fraud and abuse laws, the violation of which, by a tenant, may jeopardize the tenant’s ability to make rent payments to us.
•The COVID-19 pandemic has adversely affected the operations and financial condition of our tenants and operators and could continue to adversely affect their operations and financial condition in the future, which may negatively impact our tenants’ and operators’ ability to meet their obligations to us.

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

Risks Related To Our Business

Our performance is subject to general economic conditions and risks associated with our real estate assets.

Income from and the value of our properties may be adversely affected by, among other things:

•an economic crisis in the United States or globally that results in increased budget deficits and weakened financial condition of international, national, and local governments, which may lead to reduced governmental spending, tax increases, job losses, increased interest rates, currency devaluations, defaults on debt obligations, or other adverse economic events;
•other periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur;
•tenant turnover, the attractiveness of our properties to potential tenants, and changes in supply of, or demand for, similar or competing properties in an area (including from general overbuilding or excess supply in the market);
•changes in the cost or availability of insurance;
•unanticipated changes in costs associated with adverse environmental conditions;
•periods of tight money supply;
•future terrorist attacks, which may result in declining economic activity, which could reduce the demand for, and the value of, our properties, and may adversely affect our tenants’ business and their ability to continue to honor their existing lease; and
•disruptions in the global supply chain caused by political, regulatory, or other factors, including geopolitical developments outside the United States.

In addition, our investments could be materially adversely affected by changes in national and international political, environmental, and socioeconomic circumstances, including the escalating conflict between Russia and Ukraine or actions taken by governments in response to the conflict.

Rising interest rates may adversely affect our business, financial condition, and results of operations. Increases in interest rates have increased and may continue to increase our interest expense and adversely affect our cash flows, our ability to service our indebtedness, and our ability to make distributions to our shareholders, and could cause our stock price to decline. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

During the fiscal year ended December 31, 2022, inflation in the United States increased and is currently expected to continue at an elevated level in 2023. Rising inflation increases our variable rate debt and general and administrative expenses and other costs. In 2022, the Federal Reserve began significantly raising interest rates and is expected to continue to raise interest rates to combat inflation and restore price stability into 2023.

The dividend yield on common shares (as a percentage of the price of our common shares) relative to market interest rates is one of the factors that influences the market price of our common shares. Increases in interest rates will increase interest cost on new fixed and variable debt and on existing variable rate debt. Such increases in the cost of capital have adversely impacted our ability to acquire and develop properties and may impact our ability to refinance existing debt, and could cause our earnings and funds available for distribution to decline. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell assets or contribute existing assets to a joint venture.

Further increases in market interest rates may lead prospective purchasers of our common shares to expect a higher dividend yield (with a resulting decline in the market price of our common shares) and higher interest rates would likely increase our borrowing costs for both our existing and future indebtedness and potentially decrease funds available for distribution. Thus, higher market interest rates have caused and could continue to cause the market price of our common shares to decrease.

Additionally, as of December 31, 2022, we had approximately $298.2 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate. Certain indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2022, and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

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

Our operating results depend upon our ability to maintain and increase occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, pandemics, hurricanes, tornadoes, floods, the effects of climate change, earthquakes and other natural disasters, fires, terrorist acts, migrant crises, civil disturbances or acts of war, and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning, and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions.

As of December 31, 2022, approximately 1.9 million square feet of our gross leasable area and $49.2 million of our total consolidated annualized base rent was derived from properties located in Texas (12.0% of our gross leasable area and 13.7% of our total consolidated annualized base rent). As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2022, leases representing 4.7% and 5.5% of leased square feet at our consolidated properties will expire in 2023 and 2024, respectively, and leases representing 0.9% of leased square feet had expired as of December 31, 2022. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs, and maintenance expenses) to preserve or improve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership, or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized health care uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties, or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized spaces, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on us.

If the business, financial position, or results of operations of CommonSpirit or one or more of our CommonSpirit- tenants suffer or are adversely affected, it could have a material adverse effect on our business, financial position, or results of operations.

As of December 31, 2022, tenants affiliated with CommonSpirit, represented approximately 14.8% of our total consolidated annualized base rent. Although CommonSpirit is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to a master lease agreement we have with CommonSpirit tenants. Given this control, if CommonSpirit’s business, financial position, or results of operations suffer or are adversely affected, it could adversely affect its ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CommonSpirit-affiliated tenants’ ability to pay rent to us. In addition, if CommonSpirit were to cause its subsidiaries or affiliates to terminate any of their leases, vacate the leased premises, or consolidate, downsize, or relocate their operations from any of our premises, or if the subsidiaries and affiliates do not comply with the health care regulations to which the leased properties and operations are subject, we may be required to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by CommonSpirit’s subsidiaries and affiliates. Additionally, if CommonSpirit’s business, financial position, or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from CommonSpirit-affiliated tenants and could cause our stock price to decline. Moreover, there can be no assurance that CommonSpirit’s subsidiaries and affiliates will have sufficient assets, income, and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of any of these subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position, or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CommonSpirit’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance, and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position, and results of operations. For these reasons, if CommonSpirit were to experience a material adverse effect on its business, financial position, or results of operations, our business, financial position, or results of operations could also be materially adversely affected.

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information.

Our business is at risk from and may be impacted by cybersecurity attacks, or other significant disruptions to the Company’s information technology systems involving us, our MOBs, our tenants, or any third party property managers, including attempts to gain unauthorized access to our confidential data and to block access to our data, and other electronic security breaches, including those resulting from human error or technology failures. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These cybersecurity risks may be heightened as a result of our tenants increased use of telehealth services. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. In the past, we have experienced cybersecurity breaches, which to date have not had a material impact on our operations, but there can be no assurance that any future breach or disruption will not have a material adverse effect on our business, financial condition or operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. Even well-protected information technology systems remain vulnerable, as techniques used in such attempted attacks continually evolve and in some cases are designed not to be detected and may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

In addition, we rely on third party property managers to manage certain of our properties and real estate assets. We face risks associated with cybersecurity attacks or breaches affecting such third party property managers. A cybersecurity attack or a security breach at any such third party could be perceived as a cybersecurity attack or a breach of our information technology systems. Cybersecurity incidents or other disruptions could disrupt our business, compromise confidential information of ours and third parties, including our tenants, damage our reputation, and subject us to liability claims or regulatory penalties, all of which could have an adverse effect on our business, financial condition, and results of operations.

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

Joint venture investments involve risks that may not be present with other methods of ownership. In addition to those risks identified above, our partners may be in a position to take action or withhold consent contrary to our instructions or requests. In the future, in certain instances, we or our partners may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partners’ interest may be limited if we do not have sufficient cash, available borrowing capacity, or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition, or financing of a property.

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

Ninety-seven of our consolidated properties, representing approximately 51.3% of our total leasable square feet and 51.0% of our annualized revenue based on rental payments as of December 31, 2022, are subject to ground leases that contain certain fixed lease terms and use restrictions and rights reserved by ground lessors. As a lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration of the initial term, and any extension terms of the ground lease, or upon the earlier termination of the ground lease due to our breach of the ground lease. Our ground leases typically include restrictions on our ability to lease space to competitors and to other tenants who are not affiliated with, or on the staff of, the hospital or health system that owns the land underlying the MOB and limits the types of medical procedures that our tenants may perform in the MOB. Our ground leases also include rights reserved by the hospitals or health systems that own the underlying land, like purchase rights and rights of first offer and first refusal with respect to sales of the property. Our ground leases also restrict us from selling the property to competitors, usually within certain geographic limitations.

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

The availability of equity capital to us will depend, in part, upon the market price of our common shares which, in turn, will depend upon various market conditions and other factors that may change from time to time. Our failure to meet the market’s expectation with regard to future earnings, acquisitions, and investment activity or the capitalization rates or expected return on investments, and amount of any cash distributions may adversely affect the market price of our common shares and, as a result, the cost and availability of equity capital to us.

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

We depend upon the performance of third party property managers to effectively manage certain of our properties and real estate assets. Approximately 40.6% of our total portfolio gross leasable area is managed by third party property managers. We do not control third party property managers, and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities. The income we recognize from any properties managed by third party property managers is dependent on the ability of the property manager of such property to successfully manage the property, which such property management is not within our control. Property managers generally compete with other companies in the management of properties, with respect to the quality of care provided, reputation, physical appearance of the property, and price and location, among other attributes. A property manager’s inability to successfully compete with other companies on one or more of the foregoing aspects could adversely impact our business and results of operations. Additionally, because we do not control third party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents, or other adverse events may impact the income we recognize from properties managed by such third party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do not control third party property managers who provide property management services to us.

Our business and operations have and may continue to be adversely affected by the COVID-19 pandemic, and may be adversely affected by other outbreaks of pandemic disease.

The COVID-19 pandemic and the measures taken to address the effects of the pandemic, have had immaterial adverse effects on our business, results of operations, and financial condition. Any other global outbreaks of pandemic disease could have a material adverse effect on our business, results of operations, and financial condition. The extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, and results of operations, including liquidity, capital, and financing resources will depend on numerous evolving conditions that the Company cannot predict.

Adverse economic conditions resulting from the COVID-19 pandemic, especially any downturns in the geographic areas in which we operate, and particularly in Texas and Georgia, or any downturn in the health care industry as a whole, may lower our occupancy levels. In certain cases, we restructured a tenant’s long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

Certain of our employees work remotely, while many others are on hybrid schedules spending a percentage of each week in the office and the remainder working from home. The effects of periods of remote work arrangements could create increased vulnerability to cybersecurity breaches or incidents involving us or our third party managers, which could disrupt our business, compromise our confidential information and confidential information of our tenants and other third parties, damage our reputation, and subject us to liability claims or regulatory penalties, any and all of which could have an adverse effect on our business, financial condition, and results of operations.

The extent to which the COVID-19 pandemic impacts, and may continue to impact, our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity, and duration of the pandemic including whether there are additional waves, other additional periods of increased COVID-19 cases, or the emergence of other new or more contagious variants that may render vaccines ineffective or less effective. As well as the availability and effectiveness of vaccines or an effective treatment, the willingness of individuals to receive a vaccine or otherwise comply with various mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others. If we are unable to respond and manage the impact of these events, our business, financial condition, and results of operations including liquidity, capital, and financing resources may continue to be adversely affected.

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

The Affordable Care Act, along with other U.S. health care reform efforts, has resulted in significant health care reform since it was signed into law in 2010, including by changing how health care services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. The complexities and ramifications of the Affordable Care Act are significant and were implemented in a phased approach which began in 2010. It remains difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues, and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, partial repeal, and possible full repeal. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act, or the effect of any potential changes made to the Affordable Care Act or other health care laws and programs. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners, and consequently us.

On January 20, 2017, then-President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of HHS and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, minimize the economic and regulatory impacts of the Affordable Care Act to the extent permitted by law. On December 22, 2017, the Tax Act was signed into law. The Tax Act, amongst other things, repeals the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the penalties does not remove the requirement to obtain health care coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. President Biden formally revoked President Trump’s Executive Order regarding the Affordable Care Act on January 28, 2021. The United States Supreme Court heard the Texas case following a series of appeals, and dismissed the case and upheld the Affordable Care Act in June 2021.

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

Additionally, certain of our operators and tenants will be subject to the requirements of the NSA, and at risk for civil monetary penalties for violations of its requirements. This could adversely affect their ability to pay us rent and accordingly, could have a material adverse effect on our financial condition and results of operations. Enforcement of the new IB Regulations could create additional risk of nonpayment given increased costs and the potential for penalties associated with such requirements, though the magnitude of such risk is still uncertain pending further guidance on enforcement from the government.

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
For example, our tenants are generally subject to laws and regulations covering, among other things, laws protecting consumers against deceptive practices, laws relating to the operation of properties and businesses, such as fire, health and safety, data security and privacy laws, laws affecting hospitals, clinics, and other health care providers that participate in Medicare and/or Medicaid that specify reimbursement rates, pricing, reimbursement procedures, payment policies, HOPD eligibility, quality of services and care, background checks, anti-kickback and physician referral laws, EKRA, the Americans with Disabilities Act of 1990 (“ADA”) and similar state and local laws, regulations established by the OSHA, requirements and regulations established by CMS, and other legislation such as the CARES Act and the CAA.

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

Many states also regulate the establishment and construction of health care facilities and services, and the expansion of existing health care facilities and services through CON laws, which may include regulation of certain types of beds, medical equipment, and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If any of our tenants seeks to undertake a CON-regulated project, but are not authorized by the applicable regulatory body to proceed with the project, or encounter delays in approvals due to the ongoing COVID-19 pandemic, these tenants could be prevented or delayed from operating in their intended manner and could be materially adversely affected.

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
•staffing and supply chain shortages and increased costs resulting from the COVID-19 pandemic; and
•increased scrutiny of control over release of confidential patient medical information.

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

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain health care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is generally not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings, or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares. We could also be subject to costly government investigations or other enforcement actions which could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares.

HIPAA was established to set national standards for the confidentiality, security, and transmission of personal health information (“PHI”). Health care providers are required, under HIPAA and its implementing regulations, to protect and keep confidential any PHI. HIPAA also sets limits and conditions on use and disclosure of PHI without patient authorization. The law gives patients specific rights to their health information, including rights to obtain a copy of or request corrections to their medical records. The physician or the medical practice can be liable if there are improper disclosures of PHI, including from employee mishandling of PHI, medical records security breaches, lost or stolen electronic devices, hacking, social media breaches or failure to get patient authorizations. Violations could result in multi-million dollar penalties. Actual or potential violations of HIPAA could subject our tenants to government investigations, litigation or other enforcement actions which could adversely affect our tenants’ ability to pay rent and could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares.

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

The COVID-19 pandemic or disruptions to manufacturing or supply chain operations could further impact the cost of medical supplies, and supply shortages and delays may impact tenants’ and operators’ ability to treat patients. The pandemic has placed additional stress on information technology systems, and the risk of cybersecurity threats or other disruption to these systems is elevated in the current environment. Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, may impact service volumes and revenues. Business closings and layoffs may lead to increases in the uninsured and underinsured populations and adversely affect demand for services, as well as the ability of patients to pay for services.

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

Severe weather events and climate change are highly uncertain and could have material adverse effects on our properties, operations, and business. To the extent that severe weather events, such as hurricanes, floods, tornadoes, earthquakes, blizzards, and extreme cold, or significant changes in climate occur in the geographic locations where our properties are located or cause damage to any of the properties, we may experience revenue loss, cost increase, construction delays, tenant disruption or displacement of their operations, and decreased demand for properties located in such geographic areas or affected by such changes. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. In addition, changes in federal and state laws and regulations intended to reduce the impacts of climate change could result in, among other things, increased capital expenditures to improve energy efficiency at our properties, increased costs of property insurance or render such insurance unavailable on terms acceptable to us, and increased costs of developing properties without corresponding increases in revenue.

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

As of December 31, 2022, we have eight mezzanine loans, five term loans, and one construction loan outstanding, and in the future, we may originate further loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business, and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan is in a subordinated position and there may not be sufficient proceeds remaining to repay the loan after foreclosure and sale of the property by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

As of December 31, 2022, we had approximately $164.9 million of mortgage debt on individual properties and approximately $193.0 million of borrowings outstanding under our unsecured credit facility. In addition, in January 2016,

August 2016, March 2017, December 2017, and October 2021 we issued and sold $150.0 million, $75.0 million, $400.0 million, $350.0 million, and $500.0 million respectively, aggregate principal amount of senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

As of December 31, 2022, we had approximately $193.0 million of borrowings outstanding under our unsecured credit facility. Since 2016, we have issued an aggregate of $1.5 billion of debt. All of these items are senior to our common shares upon liquidation, and we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share market price of our common shares.

As of December 31, 2022, there were approximately $193.0 million of borrowings outstanding under our unsecured credit facility. Since 2016, we have issued $1.5 billion of aggregate principal amount of senior notes. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing the Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred shares. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share market price of our common shares and dilute their interest in us.

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

As of December 31, 2022, our indebtedness represented approximately 30% of our gross assets. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, to obtain additional financing, and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition, and results of operations, or credit ratings, our ability to make distributions to our shareholders, and the market price of our common shares.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of February 14, 2023, the Trust owned approximately 96% of the OP Units and apart from this ownership interest, the Trust does not have any independent operations. As a result, the Trust relies upon distributions from the Operating Partnership to pay any distributions that the Trust might declare on the Trust’s common shares. We also rely upon distributions from the Operating Partnership to the Trust to meet our obligations, including tax liability on taxable income allocated to the Trust from the Operating Partnership (which might make distributions to the Trust not equal to the tax on such allocated taxable income). Consequently, shareholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of bankruptcy, liquidation or reorganization of the Trust, claims of the Trust’s shareholders will be satisfied only after all of the Trust’s and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

Certain provisions of Maryland law, the Trust’s declaration of trust and the partnership agreement of the Operating Partnership contain limits and restrictions on transferability of our outstanding shares of beneficial interest, which may have the effect of delaying, discouraging, or preventing a transaction or change of control of our company.

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

We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income at regular corporate rates. In addition, we will be subject to a 4% nondeductible excise tax to the extent that the actual amount that we pay out to our shareholders in a calendar year is less than a separate minimum amount specified under the Code.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (“TRSs”), and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. Debt instruments that do not otherwise qualify as real estate assets (because they are not secured by interests in real property or in certain entities that directly or indirectly own real property or because they are not issued by other publicly offered REITs) will generally not be taken into account for purposes of the aforementioned limitation on owning more than 10% of the total value of the outstanding securities of any one issuer. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our consolidated properties are located and provides certain information regarding our consolidated portfolio’s geographic diversification/concentration as of December 31, 2022:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	7	312,439	2.0%	$8,171	2.3%
Arizona	15	903,062	5.8%	21,443	5.9%
Arkansas	7	270,200	1.7%	4,755	1.3%
California	5	93,011	0.6%	2,258	0.6%
Colorado	5	134,331	0.9%	3,244	0.9%
Connecticut	4	166,196	1.1%	4,365	1.2%
Delaware	1	140,205	0.9%	3,432	1.0%
Florida	25	890,650	5.7%	25,499	7.1%
Georgia	8	1,072,222	6.9%	26,093	7.3%
Illinois	3	139,450	0.9%	2,780	0.8%
Indiana	22	1,042,071	6.8%	22,996	6.3%
Kentucky	12	980,639	6.3%	18,120	5.0%
Louisiana	4	249,832	1.6%	8,466	2.4%
Maine	1	44,677	0.3%	1,381	0.4%
Maryland	3	166,594	1.1%	4,508	1.3%
Michigan	9	662,055	4.3%	15,827	4.4%
Minnesota	19	828,008	5.3%	17,579	4.9%
Mississippi	3	261,480	1.7%	6,007	1.7%
Missouri	3	159,340	1.0%	4,695	1.3%
Nebraska	13	981,490	6.3%	19,393	5.4%
New Jersey	2	115,967	0.7%	4,379	1.2%
New Mexico	2	53,029	0.3%	1,523	0.4%
New York	14	699,087	4.5%	17,795	4.9%
North Dakota	8	434,215	2.8%	8,654	2.4%
Ohio	14	808,488	5.2%	16,074	4.5%
Oklahoma	1	52,000	0.3%	613	0.2%
Pennsylvania	13	394,726	2.5%	7,582	2.1%
Tennessee	8	706,805	4.6%	14,022	3.9%
Texas	29	1,863,733	12.1%	49,176	13.6%
Virginia	2	153,567	1.0%	3,643	1.0%
Washington	9	543,425	3.5%	10,507	2.9%
Wisconsin (3)	6	205,885	1.3%	4,883	1.4%
Total	277	15,528,879	100.0%	$359,863	100.0%
(1)“GLA” means gross leasable area.
(2)Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2022, by (b) 12.
(3)Excludes the Company’s 108,843 square foot corporate office building.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our consolidated properties as of December 31, 2022, for the periods indicated:

Expiration (1)	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (2)
2023	150	700,132	4.5%	$16,871	4.7%	$24.10
2024	130	808,590	5.2%	19,824	5.5%	24.52
2025	163	1,029,578	6.6%	26,174	7.3%	25.42
2026	181	3,367,273	21.7%	77,207	21.5%	22.93
2027	147	1,720,998	11.1%	39,493	11.0%	22.95
2028	119	1,767,008	11.4%	41,723	11.6%	23.61
2029	58	907,984	5.8%	28,522	7.9%	31.41
2030	61	846,153	5.4%	20,173	5.6%	23.84
2031	44	986,374	6.4%	23,807	6.6%	24.14
2032	76	1,225,821	7.9%	31,064	8.6%	25.34
Thereafter	45	1,207,295	7.8%	30,924	8.6%	25.61
Month to month (3)	52	184,857	1.2%	4,081	1.1%	22.08
Vacant	—	776,816	5.0%	—	—	—
Total / Weighted average	1,226	15,528,879	100.0%	$359,863	100.0%	$24.39
(1)Excludes leases related to the Company’s 108,843 square foot corporate office building.
(2) Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2022 by (b) square footage under executed leases as of December 31, 2022.
(3)Includes 12 leases which expired on December 31, 2022, representing 0.8% of portfolio leasable square feet.

Tenants

As of December 31, 2022, our consolidated properties were approximately 95% leased. No single tenant accounted for more than 5.0% of our total annualized base rent or 5.0% of total base revenue as of December 31, 2022; however, 14.8% of our total annualized base rent as of December 31, 2022 was from tenants affiliated with CommonSpirit.

The following table sets forth certain information about the 10 largest tenants in our consolidated portfolio based on total annualized base rent as of December 31, 2022:

Tenant	# of Properties	Leased GLA	% Leased GLA	Annualized Base Rent (thousands)	% of Portfolio Annualized Base Rent
CommonSpirit - CHI - Nebraska	13	899,928	6.1%	$18,105	5.0%
Northside Hospital	7	688,992	4.7%	16,254	4.5%
UofL Health - Louisville, Inc.	9	621,913	4.2%	13,136	3.7%
US Oncology	10	403,751	2.7%	11,443	3.2%
HonorHealth	8	415,791	2.8%	11,192	3.1%
Baylor Scott and White Health	2	268,639	1.8%	8,356	2.3%
Ascension - St. Vincent's - Indianapolis	3	361,767	2.5%	8,040	2.2%
UF Health - Jacksonville	2	223,748	1.5%	7,973	2.2%
CommonSpirit - CHI - St. Alexius	7	359,209	2.4%	6,987	1.9%
UnitedHealth Group Incorporated	7	193,579	1.3%	5,997	1.8%
Total	68	4,437,317	30.0%	$107,483	29.9%

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

Ground and Air Space Leases

We lease the land upon which 97 of our consolidated properties are built and the air which one property occupies, representing approximately 51.8% of our total leasable square feet and 51.4% of our annualized base revenue as of December 31, 2022. The ground and air leases subject these properties to certain restrictions. These restrictions may limit our ability to lease space in such facilities to tenants who are not affiliated with the health care delivery system that owns the underlying land and may limit the types of medical procedures that may be performed at the facilities. On-campus ground leases typically include purchase options, rights of first offer and rights of first refusal for the underlying health system or hospital owner, and restrictions from doing business with competitors.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, we expect to have a material effect on our business, financial condition, or results of operations if determined adversely to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s common shares are traded on the NYSE under the symbol “DOC.” As of February 14, 2023, the Trust had 437 registered shareholders of record of the Trust’s common shares.

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

The graph below compares the cumulative total return of our common shares, the Standard & Poor’s MidCap 400, and the MSCI US REIT Index (RMS), from the date of our listing on the NYSE on July 19, 2013 through December 31, 2022. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index and the Standard & Poor’s MidCap 400 because we joined these indexes in November 2014 and May 2020, respectively, and we believe that both are representative of the industry in which we compete and are relevant to an assessment of our performance.

	Index
Period Ending	Physicians Realty Trust	Standard & Poor’s MidCap 400	MSCI US REIT (RMS)
7/19/2013	$100.00	$100.00	$100.00
12/31/2013	$112.34	$109.53	$91.70
12/31/2014	$156.36	$120.23	$119.56
12/31/2015	$167.72	$117.61	$122.57
12/31/2016	$197.82	$142.01	$133.11
12/31/2017	$196.89	$165.07	$139.86
12/31/2018	$185.68	$146.78	$133.47
12/31/2019	$234.20	$185.23	$167.96
12/31/2020	$229.91	$210.53	$155.24
12/31/2021	$256.17	$262.66	$222.09
12/31/2022	$207.78	$228.36	$167.65

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended December 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	1,783,712	(1)	$15.43	N/A	N/A
November 1, 2022 - November 30, 2022	—		—	N/A	N/A
December 1, 2022 - December 31, 2022	—		—	N/A	N/A
Total	1,783,712		$15.43	—	—
(1)Represents OP Units redeemed by holders in exchange for cash and common shares of the Company.

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

Company Highlights:

•Reported total revenue of $526.6 million for the year ended December 31, 2022, compared to total revenue of $457.7 million for the year ended December 31, 2021, an increase of 15.1%.
•Reported net income of $110.0 million for the year ended December 31, 2022, compared to net income of $86.8 million for the year ended December 31, 2021, an increase of 26.8%.
•Generated net income per share of $0.46 for the year ended December 31, 2022, on a fully diluted basis, compared to net income per share of $0.39 for the year ended December 31, 2021, on a fully diluted basis.
•Generated Normalized FFO of $1.04 per share for the year ended December 31, 2022, on a fully diluted basis, consistent with the year ended December 31, 2021.
•Completed $159.7 million of investments, including the funding of previous loan commitments during the year ended December 31, 2022.
•For the year ended December 31, 2022, the Company sold five properties in three states for approximately $124.7 million and recognized a net gain of $57.4 million.
•Issued and sold 6,678,177 common shares at a weighted average price of $15.89 per share, resulting in net proceeds of approximately $105.1 million pursuant to the 2021 ATM Program (as defined herein) during the year ended December 31, 2022.
•Achieved ENERGY STAR® Certification Nation Premier Member status by receiving 16 new property certifications, totaling 26 certifications since 2021.
•Earned 10 new Institute of Real Estate Management Certified Sustainable Property (“IREM® CSP”) designations, totaling 38 certifications since 2019.

Subsequent Event Highlights:

•Completed the acquisition of a medical condominium unit located in an Atlanta “Pill Hill” MOB for a purchase price of approximately $1.3 million and a parcel of land adjacent to one of our medical office facilities located in Avondale, Arizona for a purchase price of approximately $0.8 million.
•On January 7, 2023, the Company paid its $15.0 million senior unsecured notes bearing fixed interest of 4.03% upon maturity.
•Disposed of a 30,000 square foot medical office building on January 17, 2023 for $2.6 million recognizing an immaterial net gain on the sale.
•Sold 4,400,000 common shares pursuant to the ATM program at a weighted average price of $15.10 since December 31, 2022, resulting in net proceeds of $65.8 million.

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

As of December 31, 2022, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	1.3%
2023	4.7%
2024	5.5%
2025	7.0%
2026	22.8%
2027	11.7%
2028	12.0%
2029	6.2%
2030	5.7%
2031	6.7%
2032	8.3%
Thereafter	8.1%
Total	100.0%
(1)Includes 12 leases which expired on December 31, 2022, representing 0.9% of portfolio occupied leasable square feet.

We receive a cash rental stream from these health care providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of December 31, 2022 are from absolute net and triple net leases, pursuant to which the tenants are responsible for operating expenses subject to specific lease terms relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.

Approximately 6% of the annualized base rent payments from our properties as of December 31, 2022 are from modified gross leases which allow us to pass through certain increases in operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. However, certain of the Company’s leases contain annual rent escalators indexed to changes in the CPI, oftentimes subject to a floor or ceiling and a cap. As of December 31, 2022, approximately 5.7% of the Company’s annual rent escalators have CPI provisions. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of December 31, 2022, owned approximately 95.9% of the OP Units. As of February 14, 2023, we have 237,905,938 common shares outstanding.

2022 Investment Activity

During 2022, the Company completed the acquisition of two medical office facilities and one medical condominium for an investment of $109.6 million and acquired membership interest in additional assets of the Davis Joint Venture (as defined herein) for an aggregate purchase price of $8.0 million. The Company also paid $6.4 million of additional purchase consideration under five earn-out agreements and funded one mezzanine loan for $5.8 million, three term loans for $22.7 million, and $2.1 million of previous construction loan commitments. Additionally, the Company invested $5.0 million in funds managed by a venture capital firm specializing in real estate technology, resulting in total investment activity of approximately $159.7 million.

During 2022, the Company sold five medical facilities, which included four medical office buildings and one hospital, representing 212,295 square feet for approximately $124.7 million, realizing an aggregate net gain of approximately $57.4 million.

Recent Developments

On December 22, 2022, the Trust’s Board of Trustees authorized and declared a cash distribution of $0.23 per common share and OP Unit for the quarterly period ended December 31, 2022. The distribution was paid on January 18, 2023 to common shareholders and OP Unit holders of record as of the close of business on January 4, 2023.

2023 Activity

Since December 31, 2022, the Company completed the acquisition of a medical condominium unit located in an Atlanta “Pill Hill” MOB for a purchase price of approximately $1.3 million and a parcel of land adjacent to one of its medical office facilities located in Avondale, Arizona for a purchase price of approximately $0.8 million. The Company also paid its $15.0 million senior unsecured notes bearing fixed interest of 4.03% upon maturity and sold one 30,000 square foot medical office building located in Harrisburg, Pennsylvania for $2.6 million recognizing an immaterial net gain on the sale.

Results of Operations

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021.

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021	Change	%
Revenues:
Rental and related revenues	$515,373	$440,198	$75,175	17.1%
Interest income on real estate loans and other	11,262	17,501	(6,239)	(35.6)%
Total revenues	526,635	457,699	68,936	15.1%
Expenses:
Interest expense	72,234	60,136	12,098	20.1%
General and administrative	40,209	37,757	2,452	6.5%
Operating expenses	171,100	137,408	33,692	24.5%
Depreciation and amortization	189,641	157,870	31,771	20.1%
Impairment loss	—	340	(340)	NM
Total expenses	473,184	393,511	79,673	20.2%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	53,451	64,188	(10,737)	(16.7)%
Equity in loss of unconsolidated entities	(790)	(1,570)	780	49.7%
Gain on sale of investment properties, net	57,375	24,165	33,210	NM
Net income	$110,036	$86,783	$23,253	26.8%
NM = Not Meaningful

Revenues

Total revenues increased $68.9 million, or 15.1%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $75.2 million, or 17.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Rental and related revenues was comprised of the following based upon contractual billing terms (in thousands):

	2022	2021	Change	%
Rental revenues	$371,727	$328,144	$43,583	13.3%
Expense recoveries	143,646	112,054	31,592	28.2%
Rental and related revenues	$515,373	$440,198	$75,175	17.1%

Rental revenues increased $43.6 million, or 13.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Rental revenues increased $49.5 million from our properties acquired in 2022 and 2021, including $36.9 million related to the 14 medical office buildings acquired on December 20, 2021 from Landmark Healthcare Facilities LLC (the “Landmark Portfolio”). Rental revenues also increased $0.3 million from our existing portfolio and $2.1 million due to revenue related to the recovery of certain variable tenant reimbursements. These increases were partially offset by a decrease in rental revenue of $8.4 million associated with properties sold during 2022 and 2021.

Expense recoveries increased $31.6 million, or 28.2%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Expense recoveries increased $24.9 million from our properties acquired in 2022 and 2021, including $19.3 million related to the 14 medical office buildings acquired on December 20, 2021 from the Landmark Portfolio. Expense recoveries also increased $7.7 million due to an increase in operating expenses from our existing portfolio, explained below.

Interest income on real estate loans and other. Interest income on real estate loans and other decreased $6.2 million, or 35.6%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Interest income on real estate loan and other decreased $6.0 million due to an approximate $79.6 million lower average real estate loan balance in 2022 compared to 2021. An associated $0.2 million net decrease in our current expected credit loss reserves (“CECL”) was also the result of the lower average real estate loan balances discussed above.

 Expenses

Total expenses increased by $79.7 million, or 20.2%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. An analysis of selected expenses follows.

Interest expense. Interest expense increased $12.1 million, or 20.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The issuance of the 2031 Senior Notes (as defined herein) in October 2021 resulted in an increase of $10.6 million, new mortgage debt resulted in an increase of $4.7 million, and an increase of $4.4 million was due to a higher effective interest rate on our credit facility. Our weighted average effective interest rate on our credit facility was 2.5% and 0.9% for the years ended December 31, 2022 and 2021, respectively. These increases were partially offset by a loss on the extinguishment of debt in 2021 for $4.0 million and a reduction of interest expense of $2.2 million and $1.9 million related to the October 2021 pay off of our credit facility term loan and the associated pay-fixed receive-variable rate swaps, respectively.

General and administrative. General and administrative expenses increased $2.5 million, or 6.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is mainly attributable to increased travel expenses of $0.8 million, non-cash compensation of $0.6 million, legal and professional fees of $0.5 million, office and administrative expenses of $0.4 million, and marketing expenses of $0.2 million. The increase in travel, office and administrative, and marketing expenses were the result of resuming normal activities previously limited by the COVID-19 pandemic.

Operating expenses. Operating expenses increased $33.7 million, or 24.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The net operating expenses from properties purchased and sold in 2022 and 2021 increased $26.1 million, including $20.7 million related to the Landmark Portfolio. Operating expenses on the remaining properties increased by $7.7 million, or 5.8% year over year, mainly due to increased utility costs of $3.6 million, maintenance costs of $2.4 million, insurance costs of $1.0 million, and property management costs of $0.7 million.

Depreciation and amortization. Depreciation and amortization increased $31.8 million, or 20.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Depreciation and amortization increased $37.5 million for the properties purchased in 2022 and 2021, including $28.0 million related to the Landmark Portfolio. This was offset by a reduction in depreciation and amortization of $3.3 million associated with properties sold during 2022 and 2021, and a decrease in our existing portfolio of $2.4 million due to fully amortized lease intangibles.

Impairment Loss. During the year ended December 31, 2021, the Company recorded an impairment charge of $0.3 million related to a medical office building in Traverse City, Michigan. The Company did not record any impairment for the year ended December 31, 2022.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the year ended December 31, 2022 compared to the year ended December 31, 2021 is due to our additional investment of $8.0 million in the Davis Joint Venture in January 2022.

Gain on sale of investment properties, net. In 2022 we sold five medical facilities, which included four medical office buildings and one hospital, for approximately $124.7 million, realizing an aggregate net gain of approximately $57.4 million. In 2021 we sold seven properties and five adjacent parcels of vacant land for approximately $94.4 million and recognized a net gain of approximately $24.2 million.

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020.

A discussion of the results of operations for the year ended December 31, 2020 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Relations portion of our website (www.docreit.com).

Cash Flows

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021 (in thousands).

	2022	2021
Cash provided by operating activities	$258,400	$246,774
Cash used in investing activities	(38,472)	(602,439)
Cash (used in) provided by financing activities	(222,074)	363,026
(Decrease) increase in cash and cash equivalents	$(2,146)	$7,361

Cash flows from operating activities. Cash flows provided by operating activities were $258.4 million during the year ended December 31, 2022 compared to $246.8 million during the year ended December 31, 2021, representing an increase of $11.6 million. Net cash provided by operating activities increased primarily due to the impact of our 2022 and 2021 acquisitions, including the Landmark Portfolio, and contractual rent increases. These increases are partially offset by our 2022 and 2021 dispositions.

Cash flows from investing activities. Cash flows used in investing activities was $38.5 million during the year ended December 31, 2022 compared to cash flows used in investing activities of $602.4 million during the year ended December 31, 2021, representing a change of $564.0 million. The decrease in cash flows used in investing activities was primarily attributable to a net decrease of $601.2 million in cash spent on the acquisitions of investment properties and unconsolidated entities along with an increase in cash of $30.5 million due to the proceeds on sale of investment properties. This was partially offset by a decrease in net investments in real estate loan receivables of $60.3 million and cash spent on capital expenditures which increased by $7.3 million.

Cash flows from financing activities. Cash flows used in financing activities was $222.1 million during the year ended December 31, 2022 compared to cash flows provided by financing activities of $363.0 million during the year ended December 31, 2021, representing a change of $585.1 million. This change in cash flow is primarily due to a decrease in cash provided by proceeds from issuance of senior unsecured notes of $495.7 million, a decrease of $136.1 million in the issuance of mortgage debt, and a decrease in net proceeds from the sale of common shares pursuant to the ATM Program of $162.1 million. Additionally, there was a decrease of cash used in the redemption of Series A Preferred Units of $151.2 million, as no redemptions were made in 2022, net paydowns under the credit facility decreased by $61.0 million, payments made on financing leases decreased $8.3 million, and debt issuance costs decreased $7.3 million. These decreases were offset by an increase of $10.9 million in dividends paid to shareholders, $5.5 million of distributions to noncontrolling interests, and $3.1 million of principal payments on mortgage debt.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020 (in thousands).

A discussion of cash flows for the year ended December 31, 2020 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Relations portion of our website (www.docreit.com).

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

	Year Ended December 31,
	2022	2021	2020
Net income	$110,036	$86,783	$68,488
Earnings per share - diluted	$0.46	$0.39	$0.32

Net income	$110,036	$86,783	$68,488
Net income attributable to noncontrolling interests - partially owned properties	(430)	(607)	(574)
Preferred distributions	—	(13)	(1,241)
Depreciation and amortization expense	189,221	157,437	149,208
Depreciation and amortization expense - partially owned properties	(379)	(280)	(297)
Gain on sale of investment properties, net	(57,375)	(24,165)	(5,842)
Impairment loss	—	340	4,872
Proportionate share of unconsolidated joint venture adjustments	9,289	8,860	7,063
FFO applicable to common shares	$250,362	$228,355	$221,677
Loss on extinguishment of debt	—	4,025	—
Net change in fair value of contingent consideration	—	—	(715)
Proportionate share of unconsolidated joint venture adjustments	(340)	—	—
Normalized FFO applicable to common shares	$250,022	$232,380	$220,962

FFO per common share - diluted	$1.04	$1.02	$1.05
Normalized FFO per common share - diluted	$1.04	$1.04	$1.05

Weighted average common shares outstanding - diluted	239,610,285	223,060,556	211,145,917

Normalized FAD

We define Normalized FAD, a non-GAAP measure, which excludes from Normalized FFO non-cash share compensation expense, straight-line rent adjustments, amortization of acquired above-market or below-market leases and assumed debt, amortization of lease inducements, amortization of deferred financing costs, and loan reserve adjustments, including our share of all required adjustments from unconsolidated joint ventures. We also adjust for recurring capital expenditures related to building, site, and tenant improvements, leasing commissions, cash payments from seller master leases, and rent abatement payments, including our share of all required adjustments for unconsolidated joint ventures. Other REITs or real estate companies may use different methodologies for calculating Normalized FAD, and accordingly, our computation may not be comparable to those reported by other REITs. Although our computation of Normalized FAD may not be comparable to that of other REITs, we believe Normalized FAD provides a meaningful supplemental measure of our performance due to its frequency of use by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. Normalized FAD should not be considered as an alternative to net income or loss attributable to controlling interest (computed in accordance with GAAP) or as an indicator of our financial performance. Normalized FAD should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$110,036	$86,783	$68,488
Normalized FFO applicable to common shares	$250,022	$232,380	$220,962

Normalized FFO applicable to common shares	$250,022	$232,380	$220,962
Non-cash share compensation expense	15,672	15,032	12,486
Straight-line rent adjustments	(6,847)	(8,671)	(12,395)
Amortization of acquired above/below-market leases/assumed debt	4,924	3,459	3,462
Amortization of lease inducements	900	1,157	1,156
Amortization of deferred financing costs	2,314	2,325	2,372
TI/LC and recurring capital expenditures	(23,853)	(25,532)	(19,042)
Loan reserve adjustments	75	(133)	84
Proportionate share of unconsolidated joint venture adjustments	(1,018)	(998)	(624)
Normalized FAD applicable to common shares	$242,189	$219,019	$208,461

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$110,036	$86,783	$68,488
General and administrative	40,209	37,757	33,763
Depreciation and amortization	189,641	157,870	149,590
Interest expense	72,234	60,136	57,179
Gain on sale of investment properties, net	(57,375)	(24,165)	(5,842)
Impairment loss	—	340	4,872
Proportionate share of unconsolidated joint venture adjustments	13,925	14,358	10,458
NOI	$368,670	$333,079	$318,508

NOI	$368,670	$333,079	$318,508
Straight-line rent adjustments	(6,847)	(8,671)	(12,395)
Amortization of acquired above/below-market leases	4,935	3,521	3,524
Amortization of lease inducements	900	1,157	1,156
Loan reserve adjustments	75	(133)	84
Change in fair value of contingent consideration	—	—	(715)
Proportionate share of unconsolidated joint venture adjustments	(485)	(690)	(581)
Cash NOI	$367,248	$328,263	$309,581

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

As of December 31, 2022, we had a total of $7.7 million of cash and cash equivalents and $807.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

Our ability to access capital in a timely and cost-effective manner is essential to the success of our business strategy as it affects our ability to satisfy existing obligations, including repayment of maturing indebtedness, and to make future investments and acquisitions. Factors such as general market conditions, interest rates, credit ratings on our debt and equity securities, expectations of our potential future earnings and cash distributions, and the market price of our common shares, each of which are beyond our control and vary or fluctuate over time, all impact our access to and cost of capital. In particular, to the extent interest rates continue to rise, we may continue to experience a decline in the trading price of our common shares, which may impact our decision to conduct equity offerings for capital raising purposes. We have experienced and will likely continue to experience higher borrowing costs as interest rates rise, which may also impact our decisions to incur additional indebtedness, or to engage in transactions that we may need to fund through borrowing. We expect to continue to utilize equity and debt financings to support our future growth and investment activity.

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

As of December 31, 2022, the Company had $193.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, $807.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. On October 13, 2021, the Company used the proceeds from the 2031 Senior Notes (as defined herein) to pay off and extinguish the $250 million term loan feature of the Credit Agreement. The Operating Partnership simultaneously terminated the existing pay-fixed receive-variable rate swaps associated with the full term loan borrowing of $250.0 million. As defined by the Credit Agreement, the term loan feature is no longer available to the Company. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of December 31, 2022, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $15.0 million maturing in 2023, $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

On October 13, 2021, the Operating Partnership issued $500.0 million in aggregate principal amount of 2.625% Senior Notes due November 1, 2031 (the “2031 Senior Notes”) in a public offering (the “October Debt Offering”) through underwriters for whom J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc., and PNC Capital Markets LLC acted as representatives (the “Representatives”) pursuant to an underwriting agreement, dated October 7, 2021, among the Operating Partnership, the Trust, and the Representatives.

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

The 2031 Senior Notes are subject to customary events of default, which may result in the accelerated maturity of the 2031 Senior Notes

ATM Program

During the fiscal year-ended December 31, 2022, we issued and sold pursuant to the ATM Program (as defined herein) 6,678,177 common shares at a weighted average price of $15.89 per share, resulting in net proceeds to us of approximately $105.1 million. See Note 1 (Organization and Business) to our accompanying consolidated financial statements for further detail.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of December 31, 2022, the Company had issued 210,910 common shares under the DRIP since its inception.

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

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria are based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our tenant leases should be accounted for as operating leases. Payments received under operating leases are accounted for in our consolidated statements of income as rental revenue for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators, adjustments relating to amortization of lease inducements and above/below-market leases, and rent abatements. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that escalator increases are tied to an index with a floor or a fixed rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Purchase of Investment Properties

We expect to record the majority of our future investments as asset acquisitions and as a result will capitalize acquisition costs. The purchase price, inclusive of acquisition costs, will be allocated to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land, buildings, and improvements. Intangible assets primarily consist of above-market or below-market leases, in-place leases, above-market or below-market debt assumed, right-of-use assets, and lease liabilities. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires the Company to make certain estimates and assumptions. See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for details on our policies for recording purchases of investment properties.

Real Estate Investment Properties and Identified Intangible Assets

We are required to make subjective assessments of the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. Real estate investment properties and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Medical office buildings are depreciated over their estimated useful lives, typically ranging up to 40 years, using the straight-line method. Tenant improvements and in-place leases are amortized over the lease life of the in-place leases or the tenant’s respective lease term. Cost of maintenance and repairs are charged to expense when incurred.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we have investments in two unconsolidated joint ventures with ownership interests of 45.1% and 12.3%. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $806.4 million (of which our proportionate share is approximately $144.0 million). See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Inflation

Some of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. As of December 31, 2022, 5.7% of the Company’s annual rent escalators are determined by changes in CPI or other measures. Most of our lease agreements also require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes, and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

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

Fixed Interest Rate Debt

As of December 31, 2022, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 81.8% of our total consolidated debt, excluding the impact of our interest rate swap. We entered into a pay-fixed receive-variable rate swap for $36.1 million of our mortgage debt, fixing the LIBOR component of the borrowing rate to 1.43%, for an all-in fixed rate as of December 31, 2022 of 3.33%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of October 31, 2024.

Assuming the effects of the interest rate swap agreement, our fixed interest rate debt would represent 83.7% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of December 31, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.4 billion and $1.5 billion, respectively. The fair values of fixed-rate unsecured notes payable are estimated using quoted market prices. If quoted market prices are not available, then the fair value is estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and maturity if the loans were originated on December 31, 2022. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of December 31, 2022, our consolidated variable interest rate debt totaled $334.2 million, which represented 18.2% of our total consolidated debt. Assuming the effects of the interest rate swap agreement, our variable interest rate debt would represent 16.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $298.2 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR and SOFR were to change by 100 basis points, interest expense on our variable rate debt as of December 31, 2022 would change by approximately $2.0 million and $1.0 million annually, respectively.

Derivative Instruments

As of December 31, 2022, we had one outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk, with a total notional amount of $36.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace this swap in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of December 31, 2022, we had total consolidated indebtedness of approximately $1.8 billion. The weighted average interest rate on our consolidated indebtedness was 3.98% (based on the 30-day LIBOR rate of 4.33% and a SOFR rate of 4.30% as of December 31, 2022). As of December 31, 2022, we had approximately $298.2 million, or approximately 16.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2022 (in thousands):

	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$193,000	Floating	LIBOR + 0.85%	9/24/2025
Senior Unsecured Notes
January 2016 - Series A	15,000	Fixed	4.03%	1/7/2023
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
March 2017 Notes	400,000	Fixed	4.30%	3/15/2027
December 2017 Notes	350,000	Fixed	3.95%	1/15/2028
October 2021 Notes	500,000	Fixed	2.625%	11/1/2031
Mid Coast Hospital MOB (1)	5,153	Floating	LIBOR + 2.75%	11/13/2028
Eden Hill Medical Center (2)	36,050	Fixed	3.33%	10/31/2024
CareMount Medical - Lake Katrine MOB	23,726	Fixed	4.63%	11/6/2024
University of Florida Health North MOB	60,000	Floating	SOFR + 1.85%	12/20/2026
Jackson Baptist Medical Center - Belhaven	20,000	Floating	SOFR + 1.85%	12/16/2026
Old Bridge Medical Office Building	20,000	Floating	SOFR + 1.85%	12/20/2026
Total principal	1,832,929
Unamortized deferred financing costs	(7,453)
Unamortized discounts	(7,359)
Total	$1,818,117
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	67

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	69

Consolidated Balance Sheets at December 31, 2022 and 2021	70
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020	71
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020	72
Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021, and 2020	73
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020	74

Notes to Consolidated Financial Statements	75

The report of Physicians Realty Trust’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 of this Form 10-K at the page number referenced above. Their consent appears as Exhibit 23 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of net real estate property for impairment

Description of the Matter
As of December 31, 2022, the Company’s consolidated balance sheet included net real estate property of $4.5 billion. As described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relation to its expected undiscounted future cash flows. The Company adjusts the net book value of long-lived assets to fair value if the sum of the expected future undiscounted cash flows is less than book value.

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
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited Physicians Realty Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Physicians Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Physicians Realty Trust at December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included in the Index at Item 15 and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 24, 2023

Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
ASSETS	2022	2021
Investment properties:
Land and improvements	$241,559	$235,453
Building and improvements	4,674,011	4,612,561
Tenant improvements	92,906	86,018
Acquired lease intangibles	505,335	498,221
	5,513,811	5,432,253
Accumulated depreciation	(996,888)	(821,036)
Net real estate property	4,516,923	4,611,217
Real estate held for sale	—	1,964
Right-of-use lease assets, net	231,225	235,483
Real estate loans receivable, net	104,973	117,844
Investments in unconsolidated entities	77,716	69,793
Net real estate investments	4,930,837	5,036,301
Cash and cash equivalents	7,730	9,876
Tenant receivables, net	11,503	4,948
Other assets	146,807	131,584
Total assets	$5,096,877	$5,182,709
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$188,328	$267,641
Notes payable	1,465,437	1,464,008
Mortgage debt	164,352	180,269
Accounts payable	4,391	6,651
Dividends and distributions payable	60,148	57,246
Accrued expenses and other liabilities	87,720	86,254
Lease liabilities	105,011	104,957
Acquired lease intangibles, net	24,381	21,569
Total liabilities	2,099,768	2,188,595

Redeemable noncontrolling interests - partially owned properties	3,258	7,081

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 233,292,030 and 224,678,116 common shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2,333	2,247
Additional paid-in capital	3,743,876	3,610,954
Accumulated deficit	(881,672)	(776,001)
Accumulated other comprehensive income (loss)	5,183	(892)
Total shareholders’ equity	2,869,720	2,836,308
Noncontrolling interests:
Operating Partnership	123,015	150,241
Partially owned properties	1,116	484
Total noncontrolling interests	124,131	150,725
Total equity	2,993,851	2,987,033
Total liabilities and equity	$5,096,877	$5,182,709
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data)

	December 31,
	2022	2021	2020
Revenues:
Rental and related revenues	$515,373	$440,198	$421,134
Interest income on real estate loans and other	11,262	17,501	16,371
Total revenues	526,635	457,699	437,505
Expenses:
Interest expense	72,234	60,136	57,179
General and administrative	40,209	37,757	33,763
Operating expenses	171,100	137,408	128,198
Depreciation and amortization	189,641	157,870	149,590
Impairment loss	—	340	4,872
Total expenses	473,184	393,511	373,602
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	53,451	64,188	63,903
Equity in loss of unconsolidated entities	(790)	(1,570)	(1,257)
Gain on sale of investment properties, net	57,375	24,165	5,842
Net income	110,036	86,783	68,488
Net income attributable to noncontrolling interests:
Operating Partnership	(5,240)	(2,211)	(1,797)
Partially owned properties (1)	(430)	(607)	(574)
Net income attributable to controlling interest	104,366	83,965	66,117
Preferred distributions	—	(13)	(1,241)
Net income attributable to common shareholders	$104,366	$83,952	$64,876
Net income per share:
Basic	$0.46	$0.39	$0.32
Diluted	$0.46	$0.39	$0.32
Weighted average common shares:
Basic	226,598,474	216,135,385	204,243,768
Diluted	239,610,285	223,060,556	211,145,917
Dividends and distributions declared per common share	$0.92	$0.92	$0.92
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands)

	December 31,
	2022	2021	2020
Net income	$110,036	$86,783	$68,488
Other comprehensive income (loss):
Change in fair value of interest rate swap agreements, net	6,075	1,672	(10,180)
Reclassification of accumulated losses on interest rate swap to earnings	—	3,295	—
Total other comprehensive income (loss)	6,075	4,967	(10,180)
Comprehensive income	116,111	91,750	58,308
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(5,490)	(2,461)	(1,522)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(430)	(607)	(574)
Comprehensive income attributable to common shareholders	$110,191	$88,682	$56,212

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$1,900	$2,931,921	$(529,194)	$4,321	$2,408,948	$71,697	$339	$72,036	$2,480,984
Cumulative effect of changes in accounting standards	—	(147)	—	—	(147)	—	—	—	(147)
Net proceeds from sale of common shares	194	364,194	—	—	364,388	—	—	—	364,388
Restricted share award grants, net	2	9,510	(1,783)	—	7,729	—	—	—	7,729
Purchase of OP Units	—	—	—	—	—	(515)	—	(515)	(515)
Conversion of OP Units	—	41	—	—	41	(41)	—	(41)	—
Dividends/distributions declared	—	—	(190,751)	—	(190,751)	(5,123)	—	(5,123)	(195,874)
Preferred distributions	—	—	(1,241)	—	(1,241)	—	—	—	(1,241)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	3,067	—	3,067	3,067
Distributions	—	—	—	—	—	—	(210)	(210)	(210)
Change in market value of Redeemable Noncontrolling Interests	—	132	(1,319)	—	(1,187)	—	—	—	(1,187)
Change in fair value of interest rate swap agreements	—	—	—	(10,180)	(10,180)	—	—	—	(10,180)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(2,420)	—	—	(2,420)	2,420	—	2,420	—
Net income	—	—	66,117	—	66,117	1,797	274	2,071	68,188
Balance at December 31, 2020	2,096	3,303,231	(658,171)	(5,859)	2,641,297	73,302	403	73,705	2,715,002
Net proceeds from sale of common shares	147	267,979	—	—	268,126	—	—	—	268,126
Restricted share award grants, net	4	10,722	(1,312)	—	9,414	—	—	—	9,414
Purchase of OP Units	—	—	—	—	—	(6,237)	—	(6,237)	(6,237)
Dividends/distributions declared	—	—	(200,926)	—	(200,926)	(6,457)	—	(6,457)	(207,383)
Preferred distributions	—	—	(13)	—	(13)	—	—	—	(13)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	116,467	—	116,467	116,467
Distributions	—	—	—	—	—	—	(224)	(224)	(224)
Change in market value of Redeemable Noncontrolling Interests	—	(23)	456	—	433	—	—	—	433
Derecognition of cash flow hedge	—	—	—	3,295	3,295	—	—	—	3,295
Change in fair value of interest rate swap agreements	—	—	—	1,672	1,672	—	—	—	1,672
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	29,045	—	—	29,045	(29,045)	—	(29,045)	—
Net income	—	—	83,965	—	83,965	2,211	305	2,516	86,481
Balance as of December 31, 2021	2,247	3,610,954	(776,001)	(892)	2,836,308	150,241	484	150,725	2,987,033
Net proceeds from sale of common shares	67	105,952	—	—	106,019	—	—	—	106,019
Restricted share award grants, net	4	11,277	(2,468)	—	8,813	—	—	—	8,813
Purchase of OP Units	—	—	—	—	—	(6,741)	—	(6,741)	(6,741)
Conversion of OP Units	15	23,073	—	—	23,088	(23,088)	—	(23,088)	—
Dividends/distributions declared	—	—	(210,326)	—	(210,326)	(10,017)	—	(10,017)	(220,343)
Contributions	—	—	—	—	—	—	569	569	569
Distributions	—	—	—	—	—	—	(238)	(238)	(238)
Change in market value of Redeemable Noncontrolling Interest in partially owned properties	—	—	2,757	—	2,757	—	—	—	2,757
Change in fair value of interest rate swap agreement	—	—	—	6,075	6,075	—	—	—	6,075
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(7,380)	—	—	(7,380)	7,380	—	7,380	—
Net income	—	—	104,366	—	104,366	5,240	301	5,541	109,907
Balance as of December 31, 2022	$2,333	$3,743,876	$(881,672)	$5,183	$2,869,720	$123,015	$1,116	$124,131	$2,993,851
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$110,036	$86,783	$68,488
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	189,641	157,870	149,590
Amortization of deferred financing costs	2,314	2,325	2,372
Amortization of lease inducements and above/below-market lease intangibles	5,834	4,678	4,680
Straight-line rental (revenue) expense, net	(6,847)	(8,671)	(12,395)
Amortization of discount on unsecured senior notes	1,064	737	629
Amortization of above market assumed debt	(10)	(62)	(62)
Derecognition of cash flow hedge	—	3,295	—
Loss on extinguishment of deferred financing costs	—	730	—
Gain on sale of investment properties, net	(57,375)	(24,165)	(5,842)
Equity in loss of unconsolidated entities	790	1,570	1,257
Distributions from unconsolidated entities	7,874	6,928	5,515
Change in fair value of derivatives	—	—	15
Provision for bad debts	180	(90)	513
Non-cash share compensation	15,672	15,032	12,486
Net change in fair value of contingent consideration	—	—	(715)
Impairment on investment properties	—	340	4,872
Change in operating assets and liabilities:
Tenant receivables	(7,652)	(2,863)	(1,404)
Other assets	(2,317)	3,404	(7,380)
Accounts payable	(2,260)	(356)	659
Accrued expenses and other liabilities	1,456	(711)	9,840
Net cash provided by operating activities	258,400	246,774	233,118
Cash Flows from Investing Activities:
Proceeds on sale of investment properties	123,179	92,711	20,269
Acquisition of investment properties, net	(112,455)	(718,179)	(73,040)
Investment in unconsolidated entities	(13,587)	(9,069)	(18,390)
Capital expenditures on investment properties	(39,869)	(32,566)	(33,887)
Issuances of real estate loans receivable	(30,611)	(16,213)	(115,220)
Repayments of real estate loans receivable	38,994	84,874	21,194
Leasing commissions	(3,623)	(3,997)	(2,660)
Lease inducements	(500)	—	—
Net cash used in investing activities	(38,472)	(602,439)	(201,734)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	106,019	268,126	364,388
Proceeds from credit facility borrowings	294,000	710,541	364,000
Repayments on credit facility borrowings	(375,000)	(852,541)	(537,000)
Proceeds from issuance of mortgage debt	—	136,050	—
Proceeds from issuance of senior unsecured notes	—	495,695	—
Principal payments on mortgage debt	(16,094)	(13,027)	(25,477)
Debt issuance costs	(74)	(7,380)	(63)
Payments made on financing leases	—	(8,300)	—
Dividends paid - shareholders	(209,417)	(198,541)	(186,721)
Distributions to noncontrolling interests - Operating Partnership	(10,493)	(5,024)	(5,092)
Preferred distributions paid - OP Unit holders	—	(303)	(1,268)
Contributions to noncontrolling interests	569	—	—
Distributions to noncontrolling interests - partially owned properties	(588)	(648)	(628)
Payments of employee taxes for withheld stock-based compensation shares	(4,255)	(4,183)	(2,848)
Purchases of Series A Preferred Units	—	(151,202)	—
Purchases of OP Units	(6,741)	(6,237)	(515)
Net cash (used in) provided by financing activities	(222,074)	363,026	(31,224)
Net (decrease) increase in cash and cash equivalents	(2,146)	7,361	160
Cash and cash equivalents, beginning of year	9,876	2,515	2,355
Cash and cash equivalents, end of year	$7,730	$9,876	$2,515
Supplemental disclosure of cash flow information - interest paid during the year	$70,207	$50,814	$54,813
Supplemental disclosure of noncash activity—settlement of note receivable in exchange for Series A Preferred Units	$—	$20,646	$—
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$6,075	$1,672	$(10,180)
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$—	$263,008	$3,067
Supplemental disclosure of noncash activity—Conversion of loan receivable in connection to the acquisition of investment property	$5,700	$15,500	$—
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of December 31, 2022, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

In May 2021, the Trust and the Operating Partnership entered into an At Market Issuance Sales Agreement (the “2021 Sales Agreement”) with KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., and Raymond James & Associates, Inc. in their capacity as agents for the Company and/or forward sellers and Stifel, Nicolaus & Company, Incorporated in its capacity as sales agent for the Company (collectively, the “2021 Agents”) and Bank of Montreal, Credit Agricole Corporate and Investments Bank, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. as forward purchasers for the Company (the “Forward Purchasers”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million through the 2021 Agents (the “2021 ATM Program” and, together with the 2019 ATM Program the “ATM Programs”). The 2021 Sales Agreement contemplates that, in addition to the issuance and sale of the Trust’s common shares through the 2021 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of the Forward Purchasers. Upon entry into the 2021 Sales Agreement, the Trust terminated the 2019 ATM Program.

During 2022 and 2021, the Trust’s issuance and sale of common shares pursuant to the ATM Programs was as follows (in thousands, except common shares and price):

	2022			2021
	Common shares sold	Weighted average price	Net proceeds	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	259,977	$18.93	$4,871	2,887,296	$18.32	$52,358
Quarterly period ended June 30	977,800	18.61	18,020	4,532,343	18.39	82,519
Quarterly period ended September 30	440,400	18.15	7,913	—	—	—
Quarterly period ended December 31	5,000,000	15.00	74,250	7,236,439	18.54	132,824
Year ended December 31	6,678,177	$15.89	$105,054	14,656,078	$18.45	$267,701

As of February 14, 2023, the Trust had $158.6 million remaining available under the 2021 ATM Program.

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

As of December 31, 2022 and 2021, the Trust held a 95.9% and 95.0% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Dividends and Distributions

Dividends and distributions for the years ended December 31, 2022, 2021, and 2020 are as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 22, 2022	January 4, 2023	January 18, 2023	$0.23
September 23, 2022	October 4, 2022	October 14, 2022	$0.23
June 17, 2022	July 5, 2022	July 19, 2022	$0.23
March 18, 2022	March 31, 2022	April 14, 2022	$0.23
December 22, 2021	January 4, 2022	January 18, 2022	$0.23
September 22, 2021	October 4, 2021	October 15, 2021	$0.23
June 18, 2021	July 2, 2021	July 16, 2021	$0.23
March 19, 2021	April 2, 2021	April 16, 2021	$0.23
December 18, 2020	January 5, 2021	January 20, 2021	$0.23
September 21, 2020	October 2, 2020	October 16, 2020	$0.23
June 18, 2020	July 2, 2020	July 17, 2020	$0.23
March 19, 2020	April 2, 2020	April 16, 2020	$0.23

The Company’s shareholders are entitled to reinvest all or a portion of any cash distribution on their shares of the Company’s common stock by participating in the DRIP, subject to the terms of the plan.

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

The following table sets forth the federal income tax status of distributions per common share and OP Unit for the periods presented:

		Year Ended December 31,
		2022	2021	2020
Per common share and OP Unit:
Ordinary dividends		$—	$—	$—
Section 199A Qualified REIT Dividend		0.4724	0.4856	0.4798
Qualified dividends		—	—	—
Long-term capital gain	(1)	0.1999	—	—
Unrecaptured Section 1250 gain		0.0544	—	—
Non-dividend distributions		0.1933	0.4344	0.4402
Total		$0.9200	$0.9200	$0.9200
(1)For distributions classified as Long-Term Capital Gain, the One Year Amounts Disclosure is $0, the Three Year Amounts Disclosure is $0, and $0.1999 is Section 1231 gain for purposes of Internal Revenue Code Section 1061.

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018, the Company’s acquisitions of investment properties and the majority of its future investments will be accounted for as asset acquisitions and will result in the capitalization of acquisition costs. The purchase price, inclusive of acquisition costs, will be allocated to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land, buildings, and improvements. Intangible assets primarily consist of above-market or below-market leases, in-place leases, above-market or below-market debt assumed, right-of-use assets, and lease liabilities. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires the Company to make certain estimates and assumptions.

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

Impairment of Intangible and Long-Lived Assets

The Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment indicators or whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related real estate properties in relation to the undiscounted expected future cash flows of the underlying operations. In performing this evaluation, management considers market conditions and current intentions with respect to holding or disposing of the real estate property. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, lease rates, and cap rates that could differ materially from actual results. The Company adjusts the net book value of real estate properties to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. The Company recognizes an impairment loss at the time it makes any such determination. If the Company determines that an asset is impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Fair value is typically determined using a discounted future cash flow analysis or other acceptable valuation techniques which are based, in turn, upon Level 3 inputs, such as revenue and expense growth rates, capitalization rates, discount rates, or other available market data. With the adoption of ASC 842, on January 1, 2019, the Company periodically evaluates the right-of-use assets for impairment as detailed above.

The Company did not record an impairment charge for the year ended December 31, 2022. The Company recorded an impairment charge of $0.3 million on one medical office building in Traverse City, Michigan during the year ended December 31, 2021 and an impairment charge of $4.9 million on one medical office building in Grand Rapids, Michigan during the year ended December 31, 2020.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. There were no properties classified as held for sale as of December 31, 2022 and one property classified as held for sale as of December 31, 2021. Dispositions during the years ended December 31, 2022, 2021, and 2020 did not qualify as discontinued operations.

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

On November 22, 2019, the Company contributed two properties valued at $39.0 million and paid additional consideration of $17.0 million for a 12.3% equity interest in the PMAK MOB JV REOC, LLC (“PMAK Joint Venture”). As of December 31, 2022 this joint venture owned 60 medical office facilities located in 19 states.

Since December 11, 2020, the Company contributed $33.6 million, to acquire a membership interest in Davis Medical Investors, LLC (“Davis Joint Venture”). As of December 31, 2022, the Company holds a 45.1% membership interest in the Davis Joint Venture, which owns 13 medical office facilities located in five states.

Real Estate Loans Receivable

Real estate loans receivable consists of eight mezzanine loans, one construction loan, and five term loans as of December 31, 2022. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage of a related medical office building, and the construction loan is secured by a mortgage on the land and improvements as constructed. Interest income on loans is recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. For the years ended December 31, 2022 and December 31, 2021, the Company’s loan loss reserves were $0.2 million and $0.1 million, respectively.

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

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $101.3 million and $95.4 million as of December 31, 2022 and December 31, 2021, respectively, excluding the asset classified as held for sale in 2021. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $0.2 million, $0.4 million, and $0.5 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

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

Derivative Instruments

When the Company has derivative instruments embedded in other contracts, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met or if the Company does not elect to apply for hedge accounting, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. As a result of the Company’s adoption of ASC 815 as of January 1, 2019, if hedge accounting is applied to a derivative instrument, the entire change in the fair value of its derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2022, the Company had one outstanding interest rate swap, designated as a cash flow hedge of interest rate risk. Further detail is provided in Note 7 (Derivatives).

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

Certain of the Company’s leases also provide for consideration available to tenants as a tenant improvement allowance. Based on existing leases as of December 31, 2022, committed but unspent tenant related obligations were $44.7 million.

Related Parties

The Company recognized rental revenues totaling $8.3 million in 2022, $7.9 million in 2021, and $7.5 million in 2020 from Baylor Scott and White Health, a health care system affiliated with a member of the Trust’s Board of Trustees.

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

Note 3. Investment and Disposition Activity

During 2022, the Company completed the acquisition of two medical office facilities and one medical condominium unit for an investment of $109.6 million and acquired membership interest in additional assets of the Davis Joint Venture for an aggregate purchase price of $8.0 million. The Company also paid $6.4 million of additional purchase consideration under five earn-out agreements and funded one mezzanine loan for $5.8 million, three term loans for $22.7 million, and $2.1 million of previous construction loan commitments. Additionally, the Company invested $5.0 million in funds managed by a venture capital firm specializing in real estate technology, resulting in total investment activity of approximately $159.7 million as of December 31, 2022. As part of these investments, the Company incurred approximately $2.3 million of capitalized costs.

Investment activity for the year ending December 31, 2022 is summarized below:

Investment		Location	Acquisition Date	Investment Amount (in thousands)
City Place Portfolio - Davis Joint Venture	(1)	Woodbury, MN	January 12, 2022	$8,032
New Albany Medical Center II		New Albany, OH	April 26, 2022	27,688
Calko Medical Center		Brooklyn, NY	September 9, 2022	81,500
Atlanta Medical Condominium Investment		Atlanta, GA	December 5, 2022	400
Earnouts		Various	Various	6,401
Private Equity Fund Investment	(2)	N/A	Various	5,049
Loan Investments		Various	Various	30,609
				$159,679
(1)The Company acquired a 49% membership interest in three properties through the Davis Joint Venture representing 107,886 square feet at an aggregate valuation of $43.9 million, including an $8.0 million equity contribution and a $14.0 million pro rata share of joint venture debt. On November 21, 2022, the Davis Joint Venture acquired a property representing 42,467 square feet at an aggregate valuation of $16.4 million. The Company did not make an equity contribution towards this property but did acquire a $4.6 million pro rata share of joint venture debt.
(2)The Company invested in funds managed by a venture capital firm specializing in real estate technology.

During 2022, the Company recorded revenues and net loss of $3.6 million and $0.2 million, respectively, from its 2022 acquisitions.

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

For 2021, the Company recorded revenues and net loss of $8.7 million and $1.3 million, respectively, from its 2021 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2022	December 31, 2021
Land	$9,260	$15,497
Building and improvements	98,433	840,591
In-place lease intangibles	12,845	90,336
Above market in-place lease intangibles	2,768	13,804
Below market in-place lease intangibles	(4,923)	(16,326)
Right-of-use asset	79	100,589
Prepaid expenses	—	129
Lease liability	—	(39,400)
Net assets acquired (1)	$118,462	$1,005,220
Issuance of Series A Preferred Units	—	(146,541)
Issuance of OP Units	—	(116,467)
NCI-redeemable	(3,307)	—
Satisfaction of real estate loans receivable and conversion of JV interest	(2,700)	(24,033)
Cash used in acquisition of investment property	$112,455	$718,179
(1)Net assets acquired does not include acquisition credits of $6.8 million for the year ended December 31, 2021, which consist primarily of future tenant improvements and capital expenditure commitments received as credits at the time of acquisition.

Dispositions

For the year ended December 31, 2022, the Company sold five medical facilities, which included four medical office buildings and one hospital, representing 212,295 square feet for approximately $124.7 million, realizing an aggregate net gain of approximately $57.4 million.

For the year ended December 31, 2021, the Company sold seven properties and five adjacent parcels of vacant land located in five states for approximately $94.4 million and recognized a net gain of approximately $24.2 million.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2022 and 2021, excluding the asset classified as held for sale in 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$445,583	$(241,643)	$203,940	$441,072	$(201,885)	$239,187
Above-market leases	59,752	(30,096)	29,656	57,149	(24,437)	32,712
Liabilities
Below-market leases	$37,002	$(12,621)	$24,381	$32,155	$(10,585)	$21,570

The following is a summary of the Company’s acquired lease intangible amortization for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Amortization expense related to in-place leases	$43,526	$34,570	$34,691
Decrease of rental income related to above-market leases	5,824	3,808	3,846
Increase of rental income related to below-market leases	2,111	1,398	1,417

Future aggregate net amortization of the Company’s acquired lease intangibles as of December 31, 2022, is as follows (in thousands):

	Net Decrease (Increase) in Revenue	Net Increase in Expenses
2023	$3,191	$40,616
2024	2,929	34,718
2025	2,357	29,208
2026	1,203	23,095
2027	1,036	20,173
Thereafter	(5,441)	56,130
Total	$5,275	$203,940

For the year ended December 31, 2022, the weighted average amortization periods for asset lease intangibles and liability lease intangibles are 7 years and 15 years, respectively. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

Note 5. Other Assets

Other assets consisted of the following as of December 31, 2022 and 2021, excluding the asset classified as held for sale in 2021, (in thousands):

	December 31,
	2022	2021
Straight-line rent receivable, net	$101,306	$95,443
Leasing commissions, net	13,231	11,627
Prepaid expenses	11,009	8,910
Lease inducements, net	7,894	8,293
Interest rate swap	2,045	—
Escrows	1,565	1,780
Notes receivable, net	370	1,097
Other	9,387	4,434
Total	$146,807	$131,584
Note 6. Debt

The following is a summary of debt as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Fixed interest mortgage notes (1)	$59,776	$75,395
Variable interest mortgage notes (2)	105,153	105,629
Total mortgage debt	164,929	181,024
$1.0 billion unsecured revolving credit facility bearing variable interest of LIBOR plus 0.85%, due September 2025	193,000	274,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	500,000
$150 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031	150,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,832,929	1,930,024
Unamortized deferred financing costs	(7,453)	(9,694)
Unamortized discounts	(7,359)	(8,423)
Unamortized fair value adjustments	—	11
Total debt	$1,818,117	$1,911,918
(1)As of December 31, 2022, fixed interest mortgage notes bear interest from 3.33% to 4.63%, due in 2024, with a weighted average interest rate of 3.85%. As of December 31, 2021, fixed interest mortgage notes bear interest from 3.33% and 4.83%, due in 2022 and 2024, with a weighted average interest rate of 4.05%. The notes are collateralized by two properties with a net book value of $94.9 million as of December 31, 2022 and three properties with a net book value of $151.9 million as of December 31, 2021. One mortgage bears interest at LIBOR + 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the LIBOR component of this rate at 1.43%.
(2)Variable interest mortgage notes bear variable interest of LIBOR plus 2.75% and SOFR plus 1.85% for a weighted average interest rate of 6.20% and 1.95% as of December 31, 2022 and 2021, respectively. The notes are due in 2026 and 2028 and collateralized by four properties with a net book value of $295.5 million as of December 31, 2022 and $307.2 million as of December 31, 2021.

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

Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement. As of December 31, 2022, the Trust had investment grade ratings of BBB from S&P and Baa2 from Moody’s. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of LIBOR + 0.85%. The Credit Agreement includes a facility fee equal to 0.20% per annum as of December 31, 2022, which is also determined by the Trust’s investment grade rating.

On July 7, 2016, the Operating Partnership borrowed $250.0 million under the 7-year term loan feature of the Credit Agreement. Pursuant to the credit agreement, borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to LIBOR + 1.00%. The Trust simultaneously entered into a pay-fixed receive-variable rate swap for the full borrowing amount, fixing the LIBOR component of the borrowing rate to 1.07%, for an all-in fixed rate of 2.07%. Both the borrowing and pay-fixed receive-variable swap had a maturity date of June 10, 2023.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2022, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of December 31, 2022, the Company had $193.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, the unencumbered borrowing base as of December 31, 2022 allows the Company to borrow an additional $807.0 million before reaching the maximum allowed under the credit facility.

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

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2022, the Trust was in compliance with all senior notes and mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2022, are as follows (in thousands):

2023	$16,007
2024	59,719
2025	218,476
2026	170,476
2027	425,476
Thereafter	942,775
Total Payments	$1,832,929

As of December 31, 2022 and 2021, the Company had total consolidated indebtedness of approximately $1.8 billion and $1.9 billion, respectively. The weighted average interest rate on consolidated indebtedness was 3.98% as of December 31, 2022 (based on the 30-day LIBOR rate of 4.33% and a SOFR rate of 4.30% as of December 31, 2022). The weighted average interest rate on consolidated indebtedness was 3.20% as of December 31, 2021 (based on the 30-day LIBOR rate of 0.10% and a SOFR rate of 0.05% as of December 31, 2021).

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

When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. As a result of the Company’s adoption of ASC 815 as of January 1, 2019, the entire change in the fair value of its derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Additionally, as a result of the adoption ASC 815, the Company no longer discloses the ineffective portion of the change in fair value of its derivative financial instruments designated as hedges.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2022, the Company had one outstanding interest rate swap contract designated as a cash flow hedge of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) for a further discussion of the Company’s derivatives. In addition, the Company recognizes its share of other comprehensive income (loss) related to derivative instruments held by unconsolidated entities.

The following table summarizes the location and aggregate fair value of the interest rate swap on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$36,050
Effective fixed interest rate	(1)	3.33%
Effective date		10/31/2019
Maturity date		10/31/2024
Asset balance at December 31, 2022 (included in Other assets)		$2,045
Liability balance at December 31, 2021 (included in Accrued expenses and other liabilities)		$452
(1)1.43% effective swap rate plus 1.90% spread per the hedging agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Real estate taxes payable	$23,303	$23,487
Prepaid rent	21,062	22,714
Accrued interest	18,196	18,799
Accrued expenses	7,920	5,960
Security deposits	4,338	4,234
Accrued incentive compensation	2,700	1,784
Tenant improvement allowances	1,831	1,857
Interest rate swap	—	452
Other	8,370	6,967
Total	$87,720	$86,254

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. During 2020, the Trust granted a total of 190,418 restricted common shares with a total value of $3.6 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2021, the Trust granted a total of 224,163 restricted common shares with a total value of $3.9 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2022, the Trust granted a total of 247,579 restricted common shares with a total value of $4.1 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients.

The following is summary of the status of the Trust’s non-vested restricted common shares during 2022, 2021, and 2020:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	216,877	$17.67
Granted	190,418	19.00
Vested	(189,642)	17.81
Forfeited	(1,831)	16.80
Non-vested at December 31, 2020	215,822	18.73
Granted	224,163	17.42
Vested	(185,968)	18.94
Forfeited	(6,570)	18.05
Non-vested at December 31, 2021	247,447	17.41
Granted	247,579	16.53
Vested	(213,572)	17.29
Forfeited	(8,556)	17.98
Non-vested at December 31, 2022	272,898	$16.69

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the years ended December 31, 2022, 2021, and 2020 the Company recognized non-cash share compensation of $3.9 million, $3.7 million, and $3.5 million, respectively. Unrecognized compensation expense at December 31, 2022, 2021, and 2020 was $1.4 million, $1.4 million, and $1.3 million, respectively.

Restricted Share Units

Under the 2013 Plan, the Company granted 7,800 and 13,343 restricted share units in January 2022 and 2021, respectively, to certain of its trustees in lieu of all or a portion of such trustee’s annual cash retainer. These units are subject to certain timing conditions and a one-year service period. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend. With respect to the performance and timing conditions of the January 2022 and 2021 grants, the grant date fair value of $18.83 and $17.80 per unit, respectively, was based on the share price at the date of grant.

In March 2022, March 2021, and March 2020 under the Trust’s 2013 Plan, the Trust granted (i) restricted share units at a target level of 299,019, 265,275, and 223,579 respectively, to the Trust’s management, which are subject to certain performance and market conditions and three-year service periods and (ii) 56,204, 43,582, and 38,858 restricted share units, respectively, to the members of the Board of Trustees, which are subject to certain timing conditions and a two-year vesting period. In March 2020, 259,067 units were also granted to an officer subject to certain timing conditions and a five-year service period. Each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 30%, 40%, and 40% of the restricted share units issued to the Trust’s management in 2022, 2021, and 2020, respectively, vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $30.17 in 2022, $29.18 in 2021, and $31.95 in 2020 per unit, respectively, using the following assumptions:

	2022	2021	2020
Volatility	33.9%	33.3%	20.1%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	2.8 years	2.8 years	2.8 years
Risk-free rate	1.44%	0.25%	0.84%
Stock price (per share)	$16.37	$17.21	$19.30

The remaining 70% of the restricted share units issued to the Trust’s management in 2022, 60% of the restricted share units issued to the Trust’s management in 2021, 60% issued to the Trust’s management and 100% of the restricted share units issued to an officer in 2020, vest based upon certain performance or timing conditions. With respect to the performance conditions of the March 2022 grant, the grant date fair value of $16.37 per unit is based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2022 restricted share units issued to management is $20.51 per unit. With respect to the performance conditions of the March 2021 grant, the grant date fair value of $17.21 per unit is based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2021 restricted share units issued to management is $22.00 per unit. With respect to the performance and timing conditions of the March 2020 grant issued to the Trust’s management, the grant date fair value of $19.30 per unit is based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2020 restricted share units issued to management is $24.36 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2022, 2021, and 2020:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	654,752		$22.99	67,297	$16.72
Granted	482,646		21.64	38,858	19.30
Vested	(173,259)	(1)	29.34	(46,335)	16.19
Non-vested at December 31, 2020	964,139		21.17	59,820	18.81
Granted	265,275		22.00	56,925	17.35
Vested	(252,844)	(2)	16.58	(53,737)	18.38
Non-vested at December 31, 2021	976,570		22.59	63,008	17.85
Granted	299,019		20.51	64,004	16.67
Vested	(228,649)	(3)	25.27	(49,020)	18.30
Non-vested at December 31, 2022	1,046,940		$21.41	77,992	$16.60
(1)Restricted units vested by Company management in 2020 resulted in the issuance of 147,765 common shares, less 65,513 common shares withheld to cover minimum withholding tax obligations, for multiple employees.
(2)Restricted units vested by Company management in 2021 resulted in the issuance of 399,165 common shares, less 162,173 common shares withheld to cover minimum withholding tax obligations, for multiple employees.
(3)Restricted units vested by Company management in 2022 resulted in the issuance of 361,679 common shares, less 160,573 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

 The Company recognized $11.7 million, $11.2 million, and $8.9 million of non-cash share unit compensation expense for the years ended December 31, 2022, 2021, and 2020, respectively. Unrecognized compensation expense at December 31, 2022, 2021, and 2020 was $10.0 million, $12.0 million, and $11.5 million, respectively.

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

The Company’s derivative instruments as of December 31, 2022 consist of one interest rate swap, as detailed in the Derivative Instruments section of Note 2 (Summary of Significant Accounting Policies) and Note 7 (Derivatives).

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of December 31, 2022. There was one asset measured at fair value as of December 31, 2021 that had a previous carrying value of $2.3 million. During the year ended December 31, 2021, the Company recorded an impairment charge of $0.3 million related to a medical office building in Traverse City, Michigan.

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short term maturities of these instruments. Fair values for real estate loans receivable and mortgage debt are estimated based on rates currently prevailing for similar instruments of similar maturities and are based primarily on Level 2 inputs. The fair values of fixed-rate unsecured notes payable are estimated using quoted market prices, or, if no quoted market prices are available, quoted market prices for securities with similar terms and maturities.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$104,973	$102,162	$117,844	$115,385
Notes receivable, net	$370	$370	$1,097	$1,097
Derivative asset	$2,045	$2,045	$—	$—
Liabilities:
Credit facility	$(193,000)	$(193,000)	$(274,000)	$(274,000)
Notes payable	$(1,475,000)	$(1,302,767)	$(1,475,000)	$(1,554,802)
Mortgage debt	$(164,929)	$(163,129)	$(181,035)	$(182,189)
Derivative liabilities	$—	$—	$(452)	$(452)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2023 through 2042. As of December 31, 2022, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2023	$355,955
2024	345,258
2025	327,624
2026	269,881
2027	217,427
Thereafter	696,756
Total	$2,212,901

The following presents rental and related revenues for the years ended 2022, 2021, and 2020, of which expense recoveries represent our variable lease payments (in thousands):

	2022	2021	2020
Rental revenues	$371,727	$328,144	$317,790
Expense recoveries	143,646	112,054	103,344
Rental and related revenues	$515,373	$440,198	$421,134

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

Effective January 1, 2019, the Company adopted ASC 842, Leases which requires the operating leases mentioned above to be included in right-of-use lease assets, net on the Company’s December 31, 2022 and 2021 consolidated balance sheets, which represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make the lease payments are included in lease liabilities on the Company’s December 31, 2022 and 2021 consolidated balance sheets. As of December 31, 2022, total right-of-use assets and operating lease liabilities, net of accumulated amortization, were approximately $231.2 million and $105.0 million, respectively. The Company has entered into various short-term operating leases, primarily for office spaces, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheets.

At the inception of a new lease, the Company establishes an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As the Company’s leases do not provide an implicit rate, the Company calculates a discount rate that approximates the Company’s incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of December 31, 2022. There are no operating leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of December 31, 2022, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases were as follows (in thousands):

2023	$4,814
2024	4,785
2025	4,763
2026	4,752
2027	4,754
Thereafter	238,790
Total undiscounted lease payments	$262,658
Less: Interest	(157,647)
Present value of lease liabilities	$105,011

During the years ended December 31, 2022 and 2021, operating lease expense totaled $4.6 million and $3.5 million, respectively, substantially all of which represented fixed lease payments.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended December 31, 2022 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of December 31, 2022 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$18,105	5.0%
Northside Hospital	16,254	4.5%
UofL Health - Louisville, Inc.	13,136	3.7%
US Oncology	11,443	3.2%
HonorHealth	11,192	3.1%
Remaining portfolio	289,733	80.5%
Total	$359,863	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.5% of its total ABR as of December 31, 2022. Total ABR from CommonSpirit Health affiliated tenants totals 14.8%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of December 31, 2022 (in thousands):

State	Total ABR	Percent of ABR
Texas	$49,179	13.7%
Georgia	26,093	7.3%
Florida	25,499	7.1%
Indiana	22,996	6.4%
Arizona	21,443	6.0%
Other	214,653	59.5%
Total	$359,863	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator for earnings per share - basic:
Net income	$110,036	$86,783	$68,488
Net income attributable to noncontrolling interests:
Operating Partnership	(5,240)	(2,211)	(1,797)
Partially owned properties	(430)	(607)	(574)
Preferred distributions	—	(13)	(1,241)
Numerator for earnings per share - basic:	$104,366	$83,952	$64,876
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	104,366	83,952	64,876
Operating Partnership net income	5,240	2,211	1,797
Numerator for earnings per share - diluted	$109,606	$86,163	$66,673
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	226,598,474	216,135,385	204,243,768
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	11,402,684	5,693,333	5,659,325
Restricted common shares	116,825	113,438	88,131
Restricted share units	1,492,302	1,118,400	1,154,693
Denominator for earnings per share - diluted	239,610,285	223,060,556	211,145,917
Earnings per share - basic	$0.46	$0.39	$0.32
Earnings per share - diluted	$0.46	$0.39	$0.32

Note 15. Subsequent Events

Since December 31, 2022, the Company completed the acquisition of a medical condominium unit located in an Atlanta “Pill Hill” MOB for a purchase price of approximately $1.3 million and a parcel of land adjacent to one of its medical office facilities located in Avondale, Arizona for a purchase price of approximately $0.8 million. The Company also paid its $15.0 million senior unsecured notes bearing fixed interest of 4.03% upon maturity and sold one 30,000 square foot medical office building located in Harrisburg, Pennsylvania for $2.6 million recognizing an immaterial net gain on the sale.

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2022
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Del Sol Medical Center MOB	El Paso, TX	$—	$860	$2,866	$961	$860	$3,827	$4,687	$(2,608)	1987	8/24/2006	21
MeadowView Professional	Kingsport, TN	—	2,270	11,344	1,401	2,270	12,745	15,015	(6,161)	2005	5/10/2007	30
Firehouse Square	Milwaukee, WI	—	1,120	2,768	10	1,120	2,778	3,898	(1,425)	2002	8/15/2007	30
Valley West Hospital MOB	Chicago, IL	—	—	6,275	815	—	7,090	7,090	(3,532)	2007	11/1/2007	30
Mid Coast Hospital MOB	Portland, ME	5,153	—	11,247	503	—	11,750	11,750	(5,634)	2008	5/1/2008	42
Arrowhead Commons	Phoenix, AZ	—	740	2,551	764	740	3,315	4,055	(1,216)	2004	5/31/2008	46
Remington Medical Commons	Chicago, IL	—	895	6,499	1,547	895	8,046	8,941	(3,703)	2008	6/1/2008	30
Aurora MOB - Shawano	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(399)	2010	4/15/2010	50
East El Paso Physicians Medical Center	El Paso, TX	—	710	4,500	837	710	5,337	6,047	(1,247)	2004	8/30/2013	35
Crescent City Surgical Centre	New Orleans, LA	—	—	34,208	—	—	34,208	34,208	(6,592)	2010	9/30/2013	48
Foundation Surgical Affiliates MOB	Oklahoma City, OK	—	1,300	12,724	259	1,300	12,983	14,283	(2,791)	2004	9/30/2013	43
Eastwind Surgical Center	Columbus, OH	—	981	7,620	142	981	7,762	8,743	(1,586)	2007	11/27/2013	44
Foundation Surgical Hospital of San Antonio	San Antonio, TX	—	2,230	23,346	65	2,230	23,411	25,641	(6,729)	2007	2/19/2014	35
21st Century Radiation Oncology - Sarasota	Sarasota, FL	—	633	6,557	67	633	6,624	7,257	(2,232)	1975	2/26/2014	27
21st Century Radiation Oncology - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(840)	1987	2/26/2014	35
21st Century Radiation Oncology - Englewood	Englewood, FL	—	350	1,878	29	350	1,907	2,257	(482)	1992	2/26/2014	38
Foundation Healthplex of San Antonio	San Antonio, TX	—	911	4,189	82	911	4,271	5,182	(1,108)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	—	—	52,481	2,331	—	54,812	54,812	(17,367)	1987	2/28/2014	25
Pinnacle Health MOB - Wormleysburg	Harrisburg, PA	—	795	4,601	31	795	4,632	5,427	(1,734)	1990	4/22/2014	25
Pinnacle Health MOB - Carlisle	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(602)	2002	4/22/2014	35
South Bend Orthopaedics MOB	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(2,824)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	449	185	6,269	6,454	(2,182)	1975	4/30/2014	30
Mississippi Sports Medicine & Orthopedics	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(3,994)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	482	—	4,399	4,399	(1,510)	1993	5/28/2014	25
Renaissance ASC	Oshkosh, WI	—	228	7,658	17	228	7,675	7,903	(1,701)	2007	6/30/2014	40
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(1,392)	1996	6/30/2014	30
IU Health - 500 Landmark	Bloomington, IN	—	627	3,549	—	627	3,549	4,176	(897)	2000	7/1/2014	35
IU Health - 550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(3,851)	2000	7/1/2014	35
IU Health - 574 Landmark	Bloomington, IN	—	418	1,493	52	418	1,545	1,963	(388)	2004	7/1/2014	35
Carlisle II MOB	Carlisle, PA	—	412	3,962	22	412	3,984	4,396	(780)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(1,624)	2010	7/28/2014	35
Oaks Medical Building	Lady Lake, FL	—	1,065	8,642	78	1,065	8,720	9,785	(1,753)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	—	1,491	6,471	7,962	(1,293)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(2,834)	1995	9/5/2014	35
Zangmeister Cancer Center	Columbus, OH	—	1,610	31,120	249	1,610	31,369	32,979	(6,740)	2007	9/30/2014	40
Orthopedic One - Columbus	Columbus, OH	—	—	16,234	75	—	16,309	16,309	(3,330)	2009	9/30/2014	45
Orthopedic One - Westerville	Columbus, OH	—	362	3,944	55	362	3,999	4,361	(834)	2007	9/30/2014	43
South Point Medical Center	Columbus, OH	—	—	5,950	267	—	6,217	6,217	(1,469)	2007	9/30/2014	38
3100 Lee Trevino Drive	El Paso, TX	—	2,294	11,316	1,702	2,294	13,018	15,312	(3,740)	1983	9/30/2014	30
1755 Curie	El Paso, TX	—	2,283	24,543	3,432	2,283	27,975	30,258	(7,957)	1970	9/30/2014	30
9999 Kenworthy	El Paso, TX	—	728	2,178	674	728	2,852	3,580	(799)	1983	9/30/2014	35
32 Northeast MOB	Harrisburg, PA	—	408	3,232	223	408	3,455	3,863	(945)	1994	10/29/2014	33
4518 Union Deposit MOB	Harrisburg, PA	—	617	7,305	41	617	7,346	7,963	(2,079)	2000	10/29/2014	31
4520 Union Deposit MOB	Harrisburg, PA	—	169	2,055	429	169	2,484	2,653	(692)	1997	10/29/2014	28
240 Grandview MOB	Harrisburg, PA	—	321	4,242	233	321	4,475	4,796	(1,093)	1980	10/29/2014	35
Market Place Way MOB	Harrisburg, PA	—	808	2,383	57	808	2,440	3,248	(707)	2004	10/29/2014	35
Middletown Medical - Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(2,384)	1988	11/28/2014	35
Middletown Medical - Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(713)	1992	11/28/2014	35
Napoleon MOB	New Orleans, LA	—	1,202	7,412	5,969	1,202	13,381	14,583	(3,211)	1974	12/19/2014	25
West Tennessee ASC	Jackson, TN	—	1,661	2,960	7,116	1,661	10,076	11,737	(2,262)	1991	12/30/2014	44
Southdale Place	Edina MN	—	504	10,006	2,322	504	12,328	12,832	(4,233)	1979	1/22/2015	24
Crystal MOB	Crystal, MN	—	945	11,862	187	945	12,049	12,994	(2,266)	2012	1/22/2015	47
Savage MOB	Savage, MN	—	1,281	10,021	497	1,281	10,518	11,799	(2,087)	2011	1/22/2015	48
Dell MOB	Chanhassen, MN	—	800	4,520	205	800	4,725	5,525	(1,040)	2008	1/22/2015	43
Methodist Sports	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(2,157)	2008	1/28/2015	33
Vadnais Heights MOB	Vadnais Heights, MN	—	2,751	12,233	239	2,751	12,472	15,223	(2,651)	2013	1/29/2015	43
Minnetonka MOB	Minnetonka, MN	—	1,770	19,797	154	1,770	19,951	21,721	(3,967)	2014	2/5/2015	49
Jamestown	Jamestown, ND	—	656	9,440	387	656	9,827	10,483	(2,317)	2013	2/5/2015	43
Indiana American 3	Greenwood, IN	—	862	6,901	1,988	862	8,889	9,751	(2,362)	2008	2/13/2015	38
Indiana American 2	Greenwood, IN	—	741	1,846	943	741	2,789	3,530	(893)	2001	2/13/2015	31

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2022
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Indiana American 4	Greenwood, IN	—	771	1,928	364	771	2,292	3,063	(775)	2001	2/13/2015	31
8920 Southpointe	Indianapolis, IN	—	563	1,741	910	563	2,651	3,214	(1,110)	1993	2/13/2015	27
Minnesota Eye MOB	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(1,585)	2014	2/17/2015	44
Baylor Cancer Center- Carrollton	Dallas, TX	—	855	6,007	104	855	6,111	6,966	(1,200)	2001	2/27/2015	43
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	1,006	1,397	11,441	12,838	(2,753)	2004	2/27/2015	35
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	7,977	1,379	12,159	13,538	(4,796)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	970	534	11,134	11,668	(2,954)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	75	210	3,392	3,602	(891)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	338	372	6,983	7,355	(1,554)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	803	353	9,029	9,382	(2,000)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	371	282	7,445	7,727	(1,679)	2008	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(1,053)	2013	4/10/2015	43
Baton Rouge Surgery Center	Baton Rouge, LA	—	711	7,720	51	711	7,771	8,482	(1,801)	2003	4/15/2015	35
Healthpark Surgery Center	Grand Blanc, MI	—	—	17,624	307	—	17,931	17,931	(4,168)	2006	4/30/2015	36
University of Michigan Center for Specialty Care	Livonia, MI	—	2,200	8,627	359	2,200	8,986	11,186	(2,422)	1988	5/29/2015	30
Coon Rapids Medical Center	Coon Rapids, MN	—	607	5,857	632	607	6,489	7,096	(1,505)	2007	6/1/2015	35
Premier RPM	Bloomington, IN	—	872	10,537	—	942	10,537	11,479	(2,142)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(1,521)	2003	6/26/2015	40
Hillside Medical Center	Hanover, PA	—	812	13,217	411	812	13,628	14,440	(3,143)	2003	6/30/2015	35
Randall Road MOB	Elgin, IL	—	1,124	15,404	1,761	1,124	17,165	18,289	(3,381)	2006	6/30/2015	38
JFK Medical Center MOB	Atlantis, FL	—	—	7,560	6	—	7,566	7,566	(1,662)	2002	7/24/2015	37
Grove City Health Center	Grove City, OH	—	1,363	8,516	203	1,363	8,719	10,082	(1,956)	2001	7/31/2015	37
Trios Health MOB	Kennewick, WA	—	1,492	55,178	3,795	1,492	58,973	60,465	(9,905)	2015	7/31/2015	45
Abrazo Scottsdale MOB	Phoenix, AZ	—	—	25,893	1,068	—	26,961	26,961	(5,217)	2004	8/14/2015	43
Avondale MOB	Avondale, AZ	—	1,818	18,108	947	1,818	19,055	20,873	(3,280)	2006	8/19/2015	45
Palm Valley MOB	Goodyear, AZ	—	2,666	28,655	1,199	2,666	29,854	32,520	(5,516)	2006	8/19/2015	43
North Mountain MOB	Phoenix, AZ	—	—	42,877	3,811	—	46,688	46,688	(8,147)	2008	8/31/2015	47
Katy Medical Complex	Katy, TX	—	822	6,797	192	822	6,989	7,811	(1,392)	2005	9/1/2015	39
Katy Medical Complex Surgery Center	Katy, TX	—	1,560	25,601	528	1,560	26,129	27,689	(5,020)	2006	9/1/2015	40
New Albany Medical Center	New Albany, OH	—	1,600	8,505	2,569	1,600	11,074	12,674	(2,508)	2005	9/9/2015	37
Fountain Hills Medical Campus	Fountain Hills, AZ	—	2,593	7,635	1,077	2,593	8,712	11,305	(1,814)	1995	9/30/2015	39
Fairhope MOB	Fairhope, AL	—	640	5,227	1,655	640	6,882	7,522	(1,579)	2005	10/13/2015	38
Foley MOB	Foley, AL	—	365	732	—	365	732	1,097	(155)	1997	10/13/2015	40
Foley Venture	Foley, AL	—	420	1,118	339	420	1,457	1,877	(386)	2002	10/13/2015	38
North Okaloosa MOB	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(196)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	—	380	1,237	1,617	(243)	2009	10/13/2015	41
Sorrento Road MOB	Pensacola, FL	—	170	894	5	170	899	1,069	(177)	2010	10/13/2015	41
Panama City Beach MOB	Panama City, FL	—	—	739	26	—	765	765	(140)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(222)	2010	10/13/2015	41
Ft. Walton Beach MOB	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(203)	1979	10/13/2015	35
Panama City MOB	Panama City, FL	—	—	661	39	—	700	700	(154)	2003	10/13/2015	38
Pensacola MOB	Pensacola, FL	—	220	1,685	78	220	1,763	1,983	(346)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(1,115)	2013	10/19/2015	45
Cambridge Professional Center	Waldorf, MD	—	590	8,520	897	590	9,417	10,007	(2,122)	1999	10/30/2015	35
HonorHealth - 44th Street MOB	Phoenix, AZ	—	515	3,884	1,354	515	5,238	5,753	(1,612)	1988	11/13/2015	28
Mercy Medical Center	Fenton, MO	—	1,201	6,778	407	1,201	7,185	8,386	(1,332)	1999	12/1/2015	40
8 C1TY Blvd	Nashville, TN	—	1,555	39,713	621	1,555	40,334	41,889	(6,329)	2015	12/17/2015	45
Treasure Coast Center for Surgery	Stuart, FL	—	380	5,064	70	380	5,134	5,514	(865)	2013	2/1/2016	42
Park Nicollet Clinic	Chanhassen, MN	—	1,941	14,555	138	1,941	14,693	16,634	(2,742)	2005	2/8/2016	40
HEB Cancer Center	Bedford, TX	—	—	11,839	11	—	11,850	11,850	(1,978)	2014	2/12/2016	44
Riverview Medical Center	Lancaster, OH	—	1,313	10,243	1,370	1,313	11,613	12,926	(2,577)	1997	2/26/2016	33
St. Luke's Cornwall MOB	Cornwall, NY	—	—	13,017	151	—	13,168	13,168	(2,765)	2006	2/26/2016	35
HonorHealth - Glendale	Glendale, AZ	—	1,770	8,089	—	1,770	8,089	9,859	(1,313)	2015	3/15/2016	45
Columbia MOB	Hudson, NY	—	—	16,550	47	—	16,597	16,597	(3,243)	2006	3/21/2016	35
St Vincent POB 1	Birmingham, AL	—	—	10,172	837	—	11,009	11,009	(5,065)	1975	3/23/2016	15
Emerson Medical Building	Creve Coeur, MO	—	1,590	9,853	324	1,590	10,177	11,767	(2,134)	1989	3/24/2016	35
Eye Associates of NM - Santa Fe	Santa Fe, NM	—	900	6,604	—	900	6,604	7,504	(1,363)	2002	3/31/2016	35
Eye Associates of NM - Albuquerque	Albuquerque, NM	—	1,020	7,832	13	1,020	7,845	8,865	(1,442)	2007	3/31/2016	40
Gardendale Surgery Center	Gardendale, AL	—	200	5,732	—	200	5,732	5,932	(965)	2011	4/11/2016	42
M Health Fairview - Curve Crest	Stillwater, MN	—	409	3,279	—	409	3,279	3,688	(570)	2011	4/14/2016	43
M Health Fairview - Victor Gardens	Hugo, MN	—	572	4,400	70	572	4,470	5,042	(830)	2008	4/14/2016	41
Cardwell Professional Building	Lufkin, TX	—	—	8,348	575	—	8,923	8,923	(1,567)	1999	5/11/2016	42
Dacono Neighborhood Health Clinic	Dacono, CO	—	2,258	2,911	20	2,258	2,931	5,189	(699)	2014	5/11/2016	44

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2022
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Grand Island Specialty Clinic	Grand Island, NE	—	102	2,802	202	102	3,004	3,106	(590)	1978	5/11/2016	42
Hot Springs Village Office Building	Hot Springs Village, AR	—	305	3,309	119	305	3,428	3,733	(870)	1988	5/11/2016	30
UofL Health - East	Louisville, KY	—	—	81,248	368	—	81,616	81,616	(12,679)	2003	5/11/2016	45
UofL Health - South	Shepherdsville, KY	—	—	15,861	235	—	16,096	16,096	(3,215)	2005	5/11/2016	39
UofL Health - Plaza I	Louisville, KY	—	—	8,808	707	—	9,515	9,515	(2,009)	1970	5/11/2016	35
UofL Health - Plaza II	Louisville, KY	—	—	5,216	2,557	—	7,773	7,773	(2,750)	1964	5/11/2016	15
UofL Health - OCC	Louisville, KY	—	—	35,703	2,251	—	37,954	37,954	(7,328)	1985	5/11/2016	34
Lexington Surgery Center	Lexington, KY	—	1,229	18,914	675	1,229	19,589	20,818	(4,436)	2000	5/11/2016	30
Medical Arts Pavilion	Lufkin, TX	—	—	6,215	1,155	—	7,370	7,370	(1,660)	2004	5/11/2016	33
Memorial Outpatient Therapy Center	Lufkin, TX	—	—	4,808	100	—	4,908	4,908	(845)	1990	5/11/2016	45
Midlands Two Professional Center	Papillion, NE	—	—	587	1,137	—	1,724	1,724	(779)	1976	5/11/2016	5
Parkview MOB	Little Rock, AR	—	705	4,343	76	705	4,419	5,124	(950)	1988	5/11/2016	35
Peak One ASC	Frisco, CO	—	—	5,763	317	—	6,080	6,080	(1,015)	2006	5/11/2016	44
Physicians Medical Center	Tacoma, WA	—	—	5,862	3,227	—	9,089	9,089	(1,933)	1977	5/11/2016	27
St. Alexius - Minot Medical Plaza	Minot, ND	—	—	26,078	107	—	26,185	26,185	(4,111)	2015	5/11/2016	49
St. Clare Medical Pavilion	Lakewood, WA	—	—	9,005	534	—	9,539	9,539	(2,220)	1989	5/11/2016	33
St. Joseph Medical Pavilion	Tacoma, WA	—	—	11,497	648	—	12,145	12,145	(2,439)	1989	5/11/2016	35
St. Joseph Office Park	Lexington, KY	—	3,722	12,675	5,391	3,722	18,066	21,788	(7,473)	1992	5/11/2016	14
UofL Health - Mary & Elizabeth MOB II	Louisville, KY	—	—	5,587	679	—	6,266	6,266	(1,182)	1979	5/11/2016	34
UofL Health - Mary & Elizabeth MOB III	Louisville, KY	—	—	383	497	—	880	880	(576)	1974	5/11/2016	2
Thornton Neighborhood Health Clinic	Thornton, CO	—	1,609	2,287	1,679	1,609	3,966	5,575	(1,001)	2014	5/11/2016	43
St. Francis MOB	Federal Way, WA	—	—	12,817	74	—	12,891	12,891	(2,579)	1987	6/2/2016	38
Children's Wisconsin - Brookfield	Milwaukee, WI	—	476	4,897	—	476	4,897	5,373	(818)	2016	6/3/2016	45
UofL Health - South MOB	Shepherdsville, KY	—	27	3,827	30	27	3,857	3,884	(638)	2006	6/8/2016	40
Good Samaritan North Annex Building	Kearney, NE	—	—	2,734	—	—	2,734	2,734	(548)	1984	6/28/2016	37
NE Heart Institute Medical Building	Lincoln, NE	—	—	19,738	199	—	19,937	19,937	(2,764)	2004	6/28/2016	47
St. Vincent West MOB	Little Rock, AR	—	—	13,453	—	—	13,453	13,453	(1,939)	2012	6/29/2016	49
Meridan	Englewood, CO	—	1,608	15,774	137	1,608	15,911	17,519	(3,142)	2002	6/29/2016	38
UofL Health - Mary & Elizabeth MOB I	Louisville, KY	—	—	8,774	1,134	—	9,908	9,908	(2,553)	1991	6/29/2016	25
St. Alexius - Medical Arts Pavilion	Bismarck, ND	—	—	12,902	959	—	13,861	13,861	(2,802)	1974	6/29/2016	32
St. Alexius - Mandan Clinic	Mandan, ND	—	708	7,700	283	708	7,983	8,691	(1,356)	2014	6/29/2016	43
St. Alexius - Orthopaedic Center	Bismarck, ND	—	—	13,881	1,188	—	15,069	15,069	(2,629)	1997	6/29/2016	39
St. Alexius - Rehab Center	Bismarck, ND	—	—	5,920	607	—	6,527	6,527	(1,721)	1997	6/29/2016	25
St. Alexius - Tech & Ed	Bismarck, ND	—	—	16,688	418	—	17,106	17,106	(2,998)	2011	6/29/2016	38
Good Samaritan MOB	Kearney, NE	—	—	24,154	2,700	—	26,854	26,854	(3,916)	1999	6/29/2016	45
Lakeside Two Professional Center	Omaha, NE	—	—	13,358	2,115	—	15,473	15,473	(2,634)	2000	6/29/2016	38
Lakeside Wellness Center	Omaha, NE	—	—	10,177	438	—	10,615	10,615	(1,839)	2000	6/29/2016	39
McAuley Center	Omaha, NE	—	1,427	17,020	978	1,427	17,998	19,425	(4,156)	1988	6/29/2016	30
Memorial Health Center	Grand Island, NE	—	—	33,967	3,492	—	37,459	37,459	(6,983)	1955	6/29/2016	35
Missionary Ridge MOB	Chattanooga, TN	—	—	7,223	3,730	—	10,953	10,953	(5,611)	1976	6/29/2016	10
Pilot Medical Center	Birmingham, AL	—	1,419	14,528	99	1,419	14,627	16,046	(2,888)	2005	6/29/2016	35
St. Joseph Medical Clinic	Tacoma, WA	—	—	16,427	599	—	17,026	17,026	(3,616)	1991	6/30/2016	30
Woodlands Medical Arts Center	The Woodlands, TX	—	—	19,168	3,289	—	22,457	22,457	(4,687)	2001	6/30/2016	35
FESC MOB	Tacoma, WA	—	—	12,702	324	—	13,026	13,026	(4,216)	1980	6/30/2016	22
PrairieCare MOB	Maplewood, MN	—	525	3,099	—	525	3,099	3,624	(492)	2016	7/6/2016	45
Springwoods MOB	Spring, TX	—	3,821	14,830	5,029	3,821	19,859	23,680	(4,979)	2015	7/21/2016	44
Unity ASC, Imaging & MOB	West Lafayette, IN	—	960	9,991	—	960	9,991	10,951	(1,945)	2001	8/8/2016	35
Unity Medical Pavilion	West Lafayette, IN	—	1,070	12,454	—	1,070	12,454	13,524	(2,423)	2001	8/8/2016	35
Unity Faith, Hope & Love	West Lafayette, IN	—	280	1,862	—	280	1,862	2,142	(363)	2001	8/8/2016	35
Unity Immediate Care and OCC	West Lafayette, IN	—	300	1,833	—	300	1,833	2,133	(342)	2004	8/8/2016	37
Medical Village at Maitland	Orlando, FL	—	2,393	18,543	367	2,393	18,910	21,303	(2,980)	2006	8/23/2016	44
Tri-State Orthopaedics MOB	Evansville, IN	—	1,580	14,162	—	1,580	14,162	15,742	(2,627)	2004	8/30/2016	37
Maury Regional Health Complex	Spring Hill, TN	—	—	15,619	507	—	16,126	16,126	(2,678)	2012	9/30/2016	41
Spring Ridge Medical Center	Wyomissing, PA	—	28	4,943	23	28	4,966	4,994	(888)	2002	9/30/2016	37
Doctors Community Hospital POB	Lanham, MD	—	—	23,034	143	—	23,177	23,177	(3,044)	2009	9/30/2016	48
Gig Harbor Medical Pavilion	Gig Harbor, WA	—	—	4,791	2,245	—	7,036	7,036	(1,712)	1991	9/30/2016	30
Midlands One Professional Center	Papillion, NE	—	—	14,922	102	—	15,024	15,024	(2,538)	2010	9/30/2016	37
Northwest Michigan Surgery Center	Traverse City, MI	—	2,748	30,005	—	2,748	30,005	32,753	(4,805)	2004	10/28/2016	40
Northeast Medical Center	Fayetteville, NY	—	4,011	25,564	1,003	4,011	26,567	30,578	(5,915)	1998	11/23/2016	33
North Medical Center	Liverpool, NY	—	1,337	18,680	1,056	1,337	19,736	21,073	(3,850)	1989	11/23/2016	35
Cincinnati Eye Institute	Cincinnati, OH	—	2,050	32,546	—	2,050	32,546	34,596	(5,989)	1985	11/23/2016	35
HonorHealth - Scottsdale MOB	Scottsdale, AZ	—	3,340	4,288	5,811	3,340	10,099	13,439	(2,005)	2000	12/2/2016	45

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2022
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Fox Valley Hematology & Oncology	Appleton, WI	—	1,590	26,666	—	1,590	26,666	28,256	(3,882)	2015	12/8/2016	44
Flower Mound MOB	Flower Mound, TX	—	1,945	8,312	67	1,945	8,379	10,324	(1,299)	2011	12/16/2016	43
Carrollton MOB	Flower Mound, TX	—	2,183	10,461	120	2,183	10,581	12,764	(1,740)	2002	12/16/2016	40
HonorHealth - Scottsdale IRF	Scottsdale, AZ	—	—	19,331	—	—	19,331	19,331	(2,889)	2000	12/22/2016	42
Orthopedic Associates	Flower Mound, TX	—	2,915	12,791	242	2,915	13,033	15,948	(1,933)	2011	1/5/2017	43
Medical Arts Center at Hartford	Plainville, CT	—	1,499	24,627	932	1,499	25,559	27,058	(3,798)	2015	1/11/2017	44
CareMount Medical - Lake Katrine MOB	Lake Katrine, NY	23,726	1,941	27,434	—	1,941	27,434	29,375	(4,106)	2013	2/14/2017	42
CareMount Medical - Rhinebeck MOB	Rhinebeck, NY	—	869	12,220	—	869	12,220	13,089	(1,907)	1965	2/14/2017	41
Monterey Medical Center	Stuart, FL	—	2,292	13,376	696	2,292	14,072	16,364	(2,294)	2003	3/7/2017	37
Creighton University Medical Center	Omaha, NE	—	—	32,487	—	—	32,487	32,487	(4,028)	2017	3/28/2017	49
Strictly Pediatrics Specialty Center	Austin, TX	—	4,457	62,527	1,189	4,457	63,716	68,173	(9,584)	2006	3/31/2017	40
MedStar Stephen's Crossing	Brandywine, MD	—	1,975	14,810	65	1,975	14,875	16,850	(2,099)	2015	6/16/2017	43
Health Clinic Building	Omaha, NE	—	—	50,177	16	—	50,193	50,193	(5,701)	2017	6/29/2017	49
Family Medical Center	Little Falls, MN	—	—	4,944	9,608	—	14,552	14,552	(1,942)	1990	6/29/2017	30
Craven-Hagan Clinic	Williston, ND	—	—	8,739	1,988	—	10,727	10,727	(1,536)	1984	6/29/2017	40
Chattanooga Heart Institute	Chattanooga, TN	—	—	18,639	1,101	—	19,740	19,740	(3,156)	1993	6/29/2017	37
St. Vincent Mercy Heart and Vascular Center	Hot Springs, AR	—	—	11,688	6	—	11,694	11,694	(1,599)	1998	6/29/2017	45
South Campus MOB	Hot Springs, AR	—	—	13,369	1,208	—	14,577	14,577	(2,002)	2009	6/29/2017	42
St. Vincent Mercy Cancer Center	Hot Springs, AR	—	—	5,090	180	—	5,270	5,270	(828)	2001	6/29/2017	39
St. Joseph Professional Office Building	Bryan, TX	—	—	11,169	588	—	11,757	11,757	(1,477)	1996	6/29/2017	46
St. Vincent Carmel Women's Center	Carmel, IN	—	—	31,720	620	—	32,340	32,340	(3,903)	2014	6/29/2017	48
St. Vincent Fishers Medical Center	Fishers, IN	—	—	62,870	1,694	—	64,564	64,564	(8,356)	2008	6/29/2017	45
Baylor Charles A. Sammons Cancer Center	Dallas, TX	—	—	256,886	2,643	—	259,529	259,529	(33,763)	2011	6/30/2017	43
Orthopedic & Sports Institute of the Fox Valley	Appleton, WI	—	2,003	26,394	100	2,003	26,494	28,497	(3,889)	2005	6/30/2017	40
Clearview Cancer Institute	Huntsville, AL	—	2,736	43,220	246	2,736	43,466	46,202	(7,211)	2006	8/4/2017	34
Northside Cherokee-Town Lake MOB	Atlanta, GA	—	—	30,627	1,667	—	32,294	32,294	(4,718)	2013	8/15/2017	46
HonorHealth - Mesa	Mesa, AZ	—	362	3,059	8	362	3,067	3,429	(422)	2013	8/15/2017	43
Little Falls Orthopedics	Little Falls, MN	—	246	1,977	146	246	2,123	2,369	(665)	1999	8/24/2017	28
Unity Specialty Center	Little Falls, MN	—	—	2,885	998	—	3,883	3,883	(1,446)	1959	8/24/2017	15
Immanuel One Professional Center	Omaha, NE	—	—	16,598	995	—	17,593	17,593	(2,948)	1993	8/24/2017	35
SJRHC Cancer Center	Bryan, TX	—	—	5,065	918	—	5,983	5,983	(920)	1997	8/24/2017	40
St. Vincent Women's Center	Hot Springs, AR	—	—	4,789	225	—	5,014	5,014	(743)	2001	8/31/2017	40
Legends Park MOB & ASC	Midland, TX	—	1,658	24,178	—	1,658	24,178	25,836	(3,108)	2003	9/27/2017	44
Franklin MOB & ASC	Franklin, TN	—	1,001	7,902	—	1,001	7,902	8,903	(1,024)	2014	10/12/2017	42
Eagle Point MOB	Lake Elmo, MN	—	1,011	9,009	8	1,011	9,017	10,028	(1,116)	2015	10/31/2017	48
Edina East MOB	Edina, MN	—	2,360	4,135	772	2,360	4,907	7,267	(993)	1962	10/31/2017	30
Northside Center Pointe	Atlanta, GA	—	—	118,430	9,260	—	127,690	127,690	(21,429)	2009	11/10/2017	31
Gwinnett 500 Building	Lawrenceville, GA	—	—	22,753	1,555	—	24,308	24,308	(2,958)	1995	11/17/2017	45
Hudgens Professional Building	Duluth, GA	—	—	21,779	1,283	—	23,062	23,062	(3,196)	1994	11/17/2017	40
St. Vincent Building	Indianapolis, IN	—	5,854	42,382	5,718	5,854	48,100	53,954	(7,784)	2007	11/17/2017	45
Gwinnett Physicians Center	Lawrenceville, GA	—	—	48,304	1,271	—	49,575	49,575	(5,735)	2010	12/1/2017	47
Apple Valley Medical Center	Apple Valley, MN	—	1,587	14,929	2,875	1,587	17,804	19,391	(3,425)	1974	12/18/2017	33
Desert Cove MOB	Scottsdale, AZ	—	1,689	5,207	—	1,689	5,207	6,896	(739)	1991	12/18/2017	38
Westgate MOB	Glendale, AZ	—	—	13,379	2,101	—	15,480	15,480	(2,482)	2016	12/21/2017	45
M Health Fairview Clinics and Specialty Center - Maplewood	Maplewood, MN	—	3,292	57,390	5,069	3,292	62,459	65,751	(7,218)	2017	1/9/2018	45
Lee's Hill Medical Plaza	Fredericksburg, VA	—	1,052	24,790	592	1,052	25,382	26,434	(3,283)	2006	1/23/2018	40
HMG Medical Plaza	Kingsport, TN	—	—	64,204	—	—	64,204	64,204	(7,983)	2010	4/3/2018	40
Jacksonville MedPlex (Building B)	Jacksonville, FL	—	3,259	5,988	632	3,259	6,620	9,879	(931)	2010	7/26/2018	37
Jacksonville MedPlex (Building C)	Jacksonville, FL	—	2,168	6,467	296	2,168	6,763	8,931	(789)	2010	7/26/2018	40
Northside Medical Midtown	Atlanta, GA	—	—	55,483	8,678	—	64,161	64,161	(6,065)	2018	9/14/2018	50
Doctors United ASC	Pasadena, TX	—	1,603	11,827	—	1,603	11,827	13,430	(980)	2018	4/4/2019	54
Atlanta Medical Condominium Investments	Atlanta, GA	—	4,648	2,201	1,668	4,648	3,869	8,517	(734)	1986	6/28/2019	30
Rockwall II MOB	Rockwall, TX	—	—	19,904	1,190	—	21,094	21,094	(1,802)	2017	7/26/2019	44
Shell Ridge Plaza - Bldg 106	Walnut Creek, CA	—	1,296	9,007	16	1,296	9,023	10,319	(1,070)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 108	Walnut Creek, CA	—	1,105	2,600	19	1,105	2,619	3,724	(318)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 110	Walnut Creek, CA	—	1,105	2,786	—	1,105	2,786	3,891	(337)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 112	Walnut Creek, CA	—	3,097	9,639	8	3,097	9,647	12,744	(1,363)	1984	9/27/2019	25
Shell Ridge Plaza - Bldg 114	Walnut Creek, CA	—	1,392	4,624	—	1,392	4,624	6,016	(429)	1984	9/27/2019	40
ProHealth MOB	Manchester, CT	—	1,032	9,418	2	1,032	9,420	10,452	(857)	2012	10/15/2019	38
Murdock Surgery Center	Port Charlotte, FL	—	1,643	9,527	4	1,643	9,531	11,174	(883)	2006	12/2/2019	35
Westerville MOB	Westerville, OH	—	995	7,713	2,517	995	10,230	11,225	(1,214)	2003	2/28/2020	35

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2022
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
TOPA Fort Worth	Fort Worth, TX	—	—	42,753	1,532	—	44,285	44,285	(3,290)	2017	3/16/2020	39
Ascension St. Vincent Cancer Center	Newburgh, IN	—	1,031	16,319	—	1,031	16,319	17,350	(1,119)	2008	9/11/2020	36
Health Center at Easton	Easton, PA	—	952	13,375	80	952	13,455	14,407	(837)	2017	11/23/2020	38
Hartford HealthCare Cancer Center	Manchester, CT	—	1,603	14,487	—	1,603	14,487	16,090	(827)	2017	12/8/2020	39
Sacred Heart Summit Medical Office and ASC	Pensacola, FL	—	2,119	27,334	27	2,119	27,361	29,480	(1,506)	2020	12/18/2020	40
Westerville II MOB	Westerville, OH	—	606	4,133	630	606	4,763	5,369	(337)	2003	12/23/2020	31
AdventHealth Wesley Chapel MOB II	Wesley Chapel, FL	—	—	32,958	5,670	—	38,628	38,628	(1,566)	2021	4/21/2021	40
TOPA Denton	Denton, TX	—	2,256	11,211	—	2,256	11,211	13,467	(501)	2019	6/11/2021	38
Allegheny West Mifflin Medical Building	West Mifflin, PA	—	967	5,930	—	967	5,930	6,897	(337)	1992	8/30/2021	27
Forsgate Cancer Center	Monroe Township, NJ	—	1,986	8,170	—	1,986	8,170	10,156	(436)	1992	8/30/2021	28
Mill Run Medical Center I	Hilliard, OH	—	812	4,597	82	812	4,679	5,491	(231)	1998	8/30/2021	31
Mill Run Medical Center II	Hilliard, OH	—	2,802	15,288	—	2,802	15,288	18,090	(757)	1998	8/30/2021	31
New Britain Medical Building	Plainville, CT	—	1,209	6,798	47	1,209	6,845	8,054	(350)	1998	8/30/2021	29
HonorHealth - Sonoran MOB	Phoenix, AZ	—	—	26,347	2	—	26,349	26,349	(919)	2020	9/23/2021	40
Eden Hill Medical Center	Dover, DE	36,050	—	48,686	546	—	49,232	49,232	(2,576)	2008	10/15/2021	25
HonorHealth - Neuroscience Institute	Scottsdale, AZ	—	—	53,452	8	—	53,460	53,460	(1,752)	2021	10/27/2021	40
University of Florida Health North MOB	Jacksonville, FL	60,000	—	148,419	233	—	148,652	148,652	(4,398)	2015	12/20/2021	38
TGH Brandon Healthplex	Tampa, FL	—	—	66,864	469	—	67,333	67,333	(1,965)	2017	12/20/2021	38
Yulee MOB	Yulee, FL	—	—	17,286	28	—	17,314	17,314	(499)	2020	12/20/2021	39
James Devin Moncus Medical Building	Lafayette, LA	—	—	28,739	44	—	28,783	28,783	(942)	2010	12/20/2021	36
Bay City MOB	Bay City, MI	—	—	31,649	467	—	32,116	32,116	(994)	2016	12/20/2021	36
Beaumont Grosse Pointe MOB	Grosse Pointe, MI	—	—	21,883	316	—	22,199	22,199	(685)	2016	12/20/2021	38
Burns POB	Petoskey, MI	—	—	44,152	1,106	—	45,258	45,258	(1,555)	1993	12/20/2021	32
Beaumont Health & Wellness Center	Rochester Hills, MI	—	—	40,849	457	—	41,306	41,306	(1,312)	2011	12/20/2021	36
Beaumont POB	Sterling Heights, MI	—	—	39,501	540	—	40,041	40,041	(1,373)	2009	12/20/2021	36
Hospital Hill MOB I	Kansas City, MO	—	—	—	—	—	—	—	—	2015	12/20/2021	0
Jackson Baptist Medical Center - Belhaven	Jackson, MS	20,000	—	56,424	271	—	56,695	56,695	(1,817)	2013	12/20/2021	37
Old Bridge Medical Office Building	Old Bridge, NJ	20,000	—	65,290	101	—	65,391	65,391	(2,044)	2014	12/20/2021	36
Saint Vincent MOB	Erie, PA	—	—	39,833	58	—	39,891	39,891	(1,210)	2007	12/20/2021	36
Riverside MOB	Hampton, VA	—	4,808	24,502	43	4,808	24,545	29,353	(1,030)	2007	12/20/2021	29
New Albany Medical Center II	New Albany, OH	—	1,400	23,098	232	1,400	23,330	24,730	(543)	2010	4/26/2022	36
Calko Medical Center	Brooklyn, NY	—	7,685	67,568	49	7,685	67,617	75,302	(525)	2013	9/9/2022	43
		$164,929	$241,489	$4,538,396	$228,521	$241,559	$4,766,917	$5,008,476	$(725,149)
(1) Excludes acquired lease intangibles.

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2022

The aggregate cost for federal income tax purposes of the real estate as of December 31, 2022 is $5.2 billion, with accumulated tax depreciation of $0.8 billion. The cost, net of accumulated depreciation, is approximately $4.4 billion (unaudited).

The cost capitalized subsequent to acquisition is net of dispositions.

The changes in total real estate for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance as of the beginning of the year	$4,934,032	$4,129,562	$3,979,481
Acquisitions	107,693	856,088	137,434
Additions	41,951	31,731	33,701
Impairment	—	(340)	(4,860)
Real estate held for sale	—	(2,282)	—
Dispositions	(75,200)	(80,727)	(16,194)
Balance as of the end of the year	$5,008,476	$4,934,032	$4,129,562

The changes in accumulated depreciation for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance as of the beginning of the year	$594,714	$492,660	$382,833
Depreciation	142,225	119,901	113,146
Real estate held for sale	—	318	—
Dispositions	(11,790)	(18,165)	(3,319)
Balance as of the end of the year	$725,149	$594,714	$492,660

Physicians Realty Trust
Schedule IV – Mortgage Loans on Real Estate
December 31, 2022

						(in thousands)
Description	Interest Rate	Fixed / Variable	Final Maturity Date		Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
El Paso, TX	14.0%	Fixed	2023		(1)	$—	$27,600	$28,482	$—
Davie, FL	5.0%	Fixed	2023		(1)	—	8,657	8,656	—
Nashville, TN	9.1%	Fixed	2023		(2)	—	10,000	10,392	—
Roswell, GA	8.0%	Fixed	2025		(3)	—	4,075	4,084	—
Charlotte, NC	—%	Fixed	—	(4)	(5)	—	12,093	13,564	—
Construction loan relating to 1 property located in:
Fort Worth, TX	6.0%	Fixed	2023		(1)	—	9,452	9,451	—
						$—	$71,877	$74,629	$—
(1)Interest is due monthly and outstanding principal and accrued interest is due at maturity.
(2)Interest is due semi-annually and outstanding principal and accrued interest is due at maturity.
(3)A portion of interest is due monthly with remaining interest added to the outstanding principal balance.
(4)Principal balance and accrued interest is due on the sale of the mortgaged land, which, as of December 31, 2022, is under contract to be sold.
(5)Monthly interest of 4.75% was added to the outstanding principal. As of October 2022, interest ceased to accrue, and the buyer under contract for sale of the mortgaged land is making monthly payments that are being applied to the outstanding balance and accrued interest.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of mortgage loans:
Balance at beginning of year	$49,409	$66,586	$107,676
Additions:
New mortgage loans	22,732	7,323	10,000
Draws on existing mortgage loans	2,129	—	25,623
Interest added	376	980	802
Total additions	25,237	8,303	36,425

Deductions:
Collection of principal	—	(10,000)	—
Conversion of loan receivable in connection to the acquisition of investment property	—	(15,500)	(77,464)
Change in reserve for loan losses	(17)	20	(51)
Total deductions	(17)	(25,480)	(77,515)
Balance at end of year	$74,629	$49,409	$66,586

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP (“EY”), an independent registered public accounting firm, as stated in their report included in Part II, Item 7 of this Annual Report on Form 10-K.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Corporate Governance - Proposal 1: Election of Trustees”, “Corporate Governance - Board Composition - Trustee Nominees”, “Delinquent Section 16(a) Reports”, “Corporate Governance - Board Composition - Trustee Nomination Procedure”, “Corporate Governance - Our Board and Committees - Committee Membership and Structure - Audit Committee” and, “Executive Officers” to be included in the Trust’s 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2022.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics is provided in Part I, Item 1 - Business “Available Information” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference are “Executive Compensation”, “Corporate Governance - Non-Employee Trustee Compensation”, and “Executive Compensation - Compensation Committee Report” to be included in the Trust’s 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference are “Stock Ownership - Beneficial Ownership of the Company’s Securities” and “Stock Ownership - Equity Compensation Plan Information” to be included in the Trust’s 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference are “Stock Ownership - Certain Relationships and Related Party Transactions” and “Corporate Governance - Board Composition - Trustee Independence” to be included in the Trust’s 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is “Audit Committee Matters - Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm”, “Audit Committee Matters - Audit Committee Pre-Approval Policies and Procedures”, and “Audit Committee Matters - Fees Paid to Independent Registered Public Accounting Firm” to be included in the Trust’s 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	96
Schedule IV – Mortgage Loans on Real Estate	102

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

The report of Physicians Realty Trust’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 of this Form 10-K at the page number referenced above. Their consent appears as Exhibit 23 of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHYSICIANS REALTY TRUST

Dated:	February 24, 2023	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 24, 2023
John T. Thomas	President and Trustee (Principal Executive Officer)

/s/ JEFFREY N. THEILER	Executive Vice President and	February 24, 2023
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. LUCEY	Chief Accounting and Administrative Officer	February 24, 2023
John W. Lucey	(Principal Accounting Officer)

/s/ STANTON D. ANDERSON	Trustee	February 24, 2023
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	February 24, 2023
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	February 24, 2023
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	February 24, 2023
William A. Ebinger, M.D.

/s/ PAMELA J. KESSLER	Trustee	February 24, 2023
Pamela J. Kessler

/s/ AVA E. LIAS-BOOKER	Trustee	February 24, 2023
Ava Lias-Booker

/s/ TOMMY G. THOMPSON	Chairman	February 24, 2023
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee	February 24, 2023
Richard A. Weiss

EXHIBIT INDEX

Exhibit No.		Title
2.1	(22)	Master Transaction Agreement, dated October 1, 2021, between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
2.2	(23)	First Amendment to Master Purchase Agreement, dated as of December 3, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC
2.3	(23)	Second Amendment to Master Purchase Agreement, dated as of December 8, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
2.4	(23)	Letter Agreement dated December 20, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through February 22, 2017
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
4.2	(4)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.3	(4)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(4)	Form of 4.300% Senior Notes due 2027 and guarantee thereof (included in Exhibit 4.3)
4.5	(5)	Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.6	(5)	Form of 3.950% Senior Notes due 2028 and guarantee thereof (included in Exhibit 4.5)
4.7	(6)	Third Supplemental Indenture, dated as of October 13, 2021, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.8	(6)	Form of 2.625% Senior Note due 2031 and the guarantee thereof (included in Exhibit 4.7)
4.9		Description of Securities*
10.1	(7)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(8)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and John T. Thomas**
10.5	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Jeffrey N. Theiler**
10.6	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and John W. Lucey**
10.7	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Mark D. Theine**
10.8	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Del Mar Deeni Taylor**
10.9	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Bradley D. Page**
10.10	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Daniel M. Klein**
10.11	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Laurie P. Becker**
10.12	(9)	Employment Agreement dated as of November 4, 2021 between the Trust and Amy M. Hall**
10.13	(10)	Employment Agreement dated as of March 1, 2022 between the Trust and William Mark Dukes**
10.14	(11)	Physicians Realty Trust Incentive Bonus Plan**
10.15	(11)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.16	(11)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.17	(12)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended and restated effective April 30, 2019**
10.18	(13)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.19	(13)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.20	(20)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.21	(21)	Form of Restricted Share Unit Award Agreement for Executives (Time Vesting)**
10.22	(19)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.23	(21)	Form of Restricted Share Unit Award Agreement (Performance Units)**
10.24		Form of Restricted Share Award Agreement * **

Exhibit No.		Title
10.25	(15)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.26	(15)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.22)
10.27	(15)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.22)
10.28	(15)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.22)
10.29	(15)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.22)
10.30	(16)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.31	(16)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.27)
10.32	(16)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.27)
10.33	(16)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.27)
10.34	(16)	First Amendment, dated as of August 11, 2016, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders, party thereto
10.35	(18)	Second Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.36	(18)	First Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.37	(17)
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
(9)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021 (File No. 001-36007).
(10)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022 (File No. 001-36007).
(11)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2014 (File No. 001-36007).
(12)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2019 (File No. 001-36007).
(13)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2015 (File No. 001-36007).
(14)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 001-36007).
(15)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2016 (File No. 001-36007).
(16)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2016 (File No. 001-36007).
(17)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on September 28, 2021 (File No. 001-36007).
(18)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2019 (File No. 001-36007).
(19)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020 (File No. 001-36007).
(20)Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on February 28, 2018 (File No. 001-36007).
(21)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-36007).
(22)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on October 6, 2021 (File No. 001-36007).
(23)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on December 21, 2021 (File No. 001-36007).