Form 10-Q
period 2023-03-31
Physicians Realty Trust
filed 2023-05-04
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of Physicians Realty Trust’s common shares outstanding as of April 26, 2023 was 238,398,561.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2023

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “Commission”) on February 24, 2023 (the “2022 Annual Report”).

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership and the consolidated subsidiary of the Trust through which we conduct our business.

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$242,107	$241,559
Building and improvements	4,678,995	4,674,011
Tenant improvements	96,527	92,906
Acquired lease intangibles	505,074	505,335
	5,522,703	5,513,811
Accumulated depreciation	(1,043,884)	(996,888)
Net real estate property	4,478,819	4,516,923
Right-of-use lease assets, net	230,254	231,225
Real estate loans receivable, net	115,764	104,973
Investments in unconsolidated entities	75,086	77,716
Net real estate investments	4,899,923	4,930,837
Cash and cash equivalents	3,364	7,730
Tenant receivables, net	10,830	11,503
Other assets	147,050	146,807
Total assets	$5,061,167	$5,096,877
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$147,762	$188,328
Notes payable	1,450,798	1,465,437
Mortgage debt	164,130	164,352
Accounts payable	3,343	4,391
Dividends and distributions payable	59,824	60,148
Accrued expenses and other liabilities	85,007	87,720
Lease liabilities	104,856	105,011
Acquired lease intangibles, net	23,796	24,381
Total liabilities	2,039,516	2,099,768

Redeemable noncontrolling interests - partially owned properties	3,193	3,258

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 238,395,869 and 233,292,030 common shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,384	2,333
Additional paid-in capital	3,810,504	3,743,876
Accumulated deficit	(926,790)	(881,672)
Accumulated other comprehensive income	4,162	5,183
Total shareholders’ equity	2,890,260	2,869,720
Noncontrolling interests:
Operating Partnership	119,187	123,015
Partially owned properties	9,011	1,116
Total noncontrolling interests	128,198	124,131
Total equity	3,018,458	2,993,851
Total liabilities and equity	$5,061,167	$5,096,877
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental and related revenues	$131,398	$127,791
Interest income on real estate loans and other	2,946	2,599
Total revenues	134,344	130,390
Expenses:
Interest expense	19,153	16,823
General and administrative	11,200	10,293
Operating expenses	45,394	41,752
Depreciation and amortization	47,677	47,260
Total expenses	123,424	116,128
Income before equity in loss of unconsolidated entities and gain (loss) on sale of investment properties, net:	10,920	14,262
Equity in loss of unconsolidated entities	(264)	(166)
Gain (loss) on sale of investment properties, net	13	(153)
Net income	10,669	13,943
Net income attributable to noncontrolling interests:
Operating Partnership	(423)	(692)
Partially owned properties (1)	(44)	(159)
Net income attributable to common shareholders	$10,202	$13,092
Net income per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Weighted average common shares:
Basic	237,484,043	225,069,208
Diluted	248,756,672	238,340,243

Dividends and distributions declared per common share	$0.23	$0.23
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$10,669	$13,943
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	(1,021)	1,379
Total other comprehensive (loss) income	(1,021)	1,379
Comprehensive income	9,648	15,322
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(383)	(761)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(44)	(159)
Comprehensive income attributable to common shareholders	$9,221	$14,402

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$2,333	$3,743,876	$(881,672)	$5,183	$2,869,720	$123,015	$1,116	$124,131	$2,993,851
Net proceeds from sale of common shares	44	65,769	—	—	65,813	—	—	—	65,813
Restricted share award grants, net	5	(1,127)	(408)	—	(1,530)	—	—	—	(1,530)
Conversion of OP Units	2	2,417	—	—	2,419	(2,419)	—	(2,419)	—
Dividends/distributions declared	—	—	(54,912)	—	(54,912)	(2,263)	—	(2,263)	(57,175)
Contributions	—	—	—	—	—	—	7,884	7,884	7,884
Distributions	—	—	—	—	—	—	(53)	(53)	(53)
Change in fair value of interest rate swap agreement	—	—	—	(1,021)	(1,021)	—	—	—	(1,021)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(431)	—	—	(431)	431	—	431	—
Net income	—	—	10,202	—	10,202	423	64	487	10,689
Balance as of March 31, 2023	$2,384	$3,810,504	$(926,790)	$4,162	$2,890,260	$119,187	$9,011	$128,198	$3,018,458

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$10,669	$13,943
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	47,677	47,260
Amortization of deferred financing costs	569	579
Amortization of lease inducements and above/below-market lease intangibles	1,364	1,575
Straight-line rental revenue, net	(1,235)	(2,154)
Amortization of discount on unsecured senior notes	272	262
Amortization of above market assumed debt	—	(10)
(Gain) loss on sale of investment properties, net	(13)	153
Equity in loss of unconsolidated entities	264	166
Distributions from unconsolidated entities	1,906	2,002
Provision for bad debts	281	87
Non-cash share compensation	4,667	4,253
Change in operating assets and liabilities:
Tenant receivables	567	(791)
Other assets	536	(266)
Accounts payable	(1,048)	(5,252)
Accrued expenses and other liabilities	(2,757)	(7,272)
Net cash provided by operating activities	63,719	54,535
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	2,553	1,804
Acquisition of investment properties, net	(2,650)	(10)
Investment in unconsolidated entities	(180)	(5,045)
Development of real estate	(953)	—
Escrowed cash - acquisition deposits/earnest deposits	—	90
Capital expenditures on investment properties	(8,400)	(5,491)
Investment in real estate loans receivable	(10,956)	(904)
Repayment of real estate loans receivable	—	22,441
Leasing commissions	(782)	(704)
Lease inducements	(400)	—
Net cash (used in) provided by investing activities	(21,768)	12,181
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	65,813	5,032
Proceeds from credit facility borrowings	55,000	64,000
Repayment of credit facility borrowings	(96,000)	(83,000)
Repayment of senior unsecured notes	(15,000)	—
Principal payments on mortgage debt	(253)	(420)
Debt issuance costs	(14)	(10)
Dividends paid - shareholders	(55,643)	(52,858)
Distributions to noncontrolling interests - Operating Partnership	(2,264)	(2,739)
Contributions from noncontrolling interest	7,884	569
Distributions to noncontrolling interests - partially owned properties	(98)	(161)
Payments of employee taxes for withheld stock-based compensation shares	(5,742)	(4,092)
Purchase of OP Units	—	(184)
Net cash used in financing activities	(46,317)	(73,863)
Net decrease in cash and cash equivalents	(4,366)	(7,147)
Cash and cash equivalents, beginning of period	7,730	9,876
Cash and cash equivalents, end of period	$3,364	$2,729
Supplemental disclosure of cash flow information—interest paid during the period	$25,176	$23,123
Supplemental disclosure of noncash activity—change in fair value of interest rate swap agreements	$(1,021)	$1,379
Supplemental disclosure of noncash activity—conversion of loan receivable in connection to the acquisition of investment property	$—	$3,000
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of March 31, 2023, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarterly period ended March 31, 2023, the Trust sold 4,400,000 common shares pursuant to the ATM Program, at a weighted average price of $15.10 per share, resulting in total net proceeds of approximately $65.8 million. As of March 31, 2023, the Trust had $158.6 million remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended March 31, 2023 and 2022 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2022 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

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

As of March 31, 2023, the Trust held a 96.0% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Redeemable Noncontrolling Interests - Partially Owned Properties

In connection with the Company’s acquisitions of the medical office building, ambulatory surgery center, and hospital located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which were, at the holders’ option, able to be redeemed at any time after May 1, 2023. Due to the redemption provision, which was outside of the control of the Trust, the Trust classified the investment in the mezzanine section of its consolidated balance sheets. On July 14, 2022, the Company disposed of these three properties and removed the related redeemable noncontrolling interests from its consolidated balance sheets.

Through a consolidated joint venture with MedProperties Realty Advisors, LLC (“MedProperties”), the Company acquired Calko Medical Center in Brooklyn, New York. As part of the joint venture, MedProperties can redeem its interest, at its option, at any time after September 9, 2025. Due to the redemption provision, which is outside of the control of the Company, the Company classifies the noncontrolling interests in the mezzanine section of its consolidated balance sheets. The Company records the carrying amount of the redeemable noncontrolling interests at the greater of the carrying value or redemption value.

Dividends and Distributions

On March 17, 2023, the Trust announced that its Board of Trustees authorized, and the Trust declared, a cash dividend of $0.23 per common share for the quarter ended March 31, 2023. The dividend was paid on April 18, 2023 to common shareholders and holders of record of partnership interests of the Operating Partnership (“OP Units”) as of the close of business on April 4, 2023.

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

Real Estate Loans Receivable, Net

Real estate loans receivable consists of eight mezzanine loans, six term loans, and two construction loans as of March 31, 2023. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage on a related medical office building, and construction loans are secured by mortgages on the land and the improvements as constructed. The reserve for loan losses was $0.2 million as of March 31, 2023.

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $102.9 million and $101.3 million as of March 31, 2023 and December 31, 2022, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental and related revenues was $0.4 million for the three months ended March 31, 2023 and $0.1 million for the three months ended March 31, 2022.

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

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional relief to applying reference rate reform to changing reference rates, contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”), which has been discontinued at the end of 2021. The amendments in this update may be applied through December 31, 2024. The Company will continue to use published LIBOR rates through June of 2023, or until all transactions referencing LIBOR have been amended.

On March 31, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a First Amendment to the Third Amended and Restated Credit Agreement to update the benchmark provisions to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), as the reference rate for the purpose of calculating interest under the agreement. In connection with amending the unsecured credit agreement, we also amended our fixed interest rate swap agreement to update reference rate from LIBOR to SOFR. As a result, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients maintains the presentation of derivatives consistent with past presentation. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3. Investment and Disposition Activity

During the three months ended March 31, 2023, the Company executed contractual commitments related to a $40.5 million development project, with quarterly costs of $1.0 million, completed the acquisition of one medical condominium unit for an investment of $1.3 million and one parcel of land adjacent to one of its medical office facilities for an investment of $0.8 million, and paid $0.3 million of additional purchase consideration under two earn-out agreements. The Company also closed on a $35.8 million construction loan, funding $4.1 million to date, and funded one term loan for $5.4 million, $1.0 million of previous construction loan commitments, and $0.5 million of previous term loan commitments. Additionally, the Company invested $0.2 million in funds managed by a real estate technology private equity fund. Investment activity totaled approximately $14.4 million during the three months ended March 31, 2023. As part of these investments, the Company incurred approximately $0.2 million of capitalized costs.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed in connection with the acquisition of the medical condominium unit, a parcel of land adjacent to one of our medical office facilities, and two earn-out agreements, as well as follow-on capitalized costs during the three months ended March 31, 2023, which the Company determined using Level 2 and Level 3 inputs (in thousands):

Land	$1,356
Building and improvements	1,294
Cash used in acquisition of investment property	$2,650

Dispositions

During the three months ended March 31, 2023, the Company sold one medical facility for approximately $2.6 million, realizing an insignificant gain.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$445,322	$(251,995)	$193,327	$445,583	$(241,643)	$203,940
Above-market leases	$59,752	$(31,511)	$28,241	$59,752	$(30,096)	$29,656
Liabilities
Below-market leases	$36,409	$(12,613)	$23,796	$37,002	$(12,621)	$24,381

The following is a summary of acquired lease intangible amortization for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization expense related to in-place leases	$10,612	$11,040
Decrease in rental income related to above-market leases	1,415	1,502
Increase in rental income related to below-market leases	586	459

Future aggregate net amortization of acquired lease intangibles as of March 31, 2023, is as follows (in thousands):

	Net Decrease (Increase) in Revenue	Net Increase in Expenses
2023	$2,361	$30,004
2024	2,929	34,718
2025	2,357	29,208
2026	1,203	23,095
2027	1,036	20,173
Thereafter	(5,441)	56,129
Total	$4,445	$193,327

As of March 31, 2023, the weighted average remaining amortization period is 7 years for in-place and above-market lease intangibles assets and 15 years for below-market lease intangibles.

Note 5. Other Assets

Other assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Straight line rent receivable, net	$102,856	$101,306
Leasing commissions, net	13,449	13,231
Prepaid expenses	10,657	11,009
Lease inducements, net	8,065	7,894
Interest rate swap	1,645	2,045
Escrows	1,352	1,565
Notes receivable, net	367	370
Other	8,659	9,387
Total	$147,050	$146,807

Note 6. Debt

The following is a summary of debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Fixed interest mortgage notes (1)	$59,641	$59,776
Variable interest mortgage notes (2)	105,035	105,153
Total mortgage debt	164,676	164,929
$1.0 billion unsecured revolving credit facility due September 2025 (3)	152,000	193,000
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	500,000
$135 million senior unsecured notes bearing fixed interest of 4.43% to 4.74%, due January 2026 to 2031	135,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,776,676	1,832,929
Unamortized deferred financing costs	(6,899)	(7,453)
Unamortized discounts	(7,087)	(7,359)
Total debt	$1,762,690	$1,818,117
(1)As of March 31, 2023, fixed interest mortgage notes bear interest from 3.25% to 4.63%, due in 2024, with a weighted average interest rate of 3.80%. As of December 31, 2022, fixed interest mortgage notes bear interest from 3.33% to 4.63%, due in 2024, with a weighted average interest rate of 3.85%. The notes are collateralized by two properties with a net book value of $93.1 million as of March 31, 2023 and two properties with a net book value of $94.9 million as of December 31, 2022. One mortgage bears interest at LIBOR + 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the variable component at 1.35% as of March 31, 2023 and 1.43% as of December 31, 2022.
(2)Variable interest mortgage notes bear variable interest of SOFR + 1.85% and LIBOR + 2.75% for a weighted average interest rate of 6.76% and 6.20% as of March 31, 2023 and December 31, 2022, respectively. The notes are due in 2026 and 2028 and collateralized by four properties with a net book value of $291.1 million as of March 31, 2023 and $295.5 million as of December 31, 2022.
(3)The unsecured revolving credit facility bears variable interest of SOFR plus 0.95%, inclusive of a 0.10% SOFR index adjustment, as of March 31, 2023 and LIBOR plus 0.85% as of December 31, 2022.

On September 24, 2021, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which extended the maturity date of the revolving credit facility under the Credit Agreement to September 24, 2025 and reduced the interest rate margin applicable to borrowings. The

Credit Agreement includes an unsecured revolving credit facility of $1.0 billion and contains a term loan feature of $250.0 million, which the Company borrowed on, bringing total borrowing capacity to $1.25 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Operating Partnership to increase borrowing capacity by up to an additional $500.0 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.75 billion. On October 13, 2021, the Company paid off the $250.0 million term loan feature of the Credit Agreement and the term loan feature is no longer available to the Company. The revolving credit facility under the Credit Agreement also includes two six-month extension options. Borrowings under the Credit Agreement bear interest on the outstanding principal amount at an adjusted LIBOR rate, which is based on the Trust’s investment grade rating under the Credit Agreement.

On March 31, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a First Amendment to the Credit Agreement which expanded the accordion feature allowing the Operating Partnership to increase borrowing capacity by up to an additional $500.0 million, resulting in a maximum borrowing capacity of $2.25 billion, and replaced the LIBOR-based benchmark rates applicable to borrowings under the Credit Agreement with SOFR based benchmark rates plus a SOFR index adjustment of 0.10%.

As of March 31, 2023, the Trust had investment grade ratings of BBB from S&P and Baa2 from Moody’s. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of SOFR + 0.95%, inclusive of a 0.10% SOFR index adjustment. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the Trust’s investment grade rating.

Base Rate Loans, Adjusted SOFR Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the Trust’s investment grade rating as follows:

Credit Rating	Applicable Margin for Revolving Loans: SOFR Loans and Letter of Credit Fee	Applicable Margin for Revolving Loans: Base Rate Loans	Applicable Margin for Term Loans: SOFR Loans	Applicable Margin for Term Loans: Base Rate Loans
At Least A- or A3	SOFR + 0.725%	—%	SOFR + 0.85%	—%
At Least BBB+ or Baa1	SOFR + 0.775%	—%	SOFR + 0.90%	—%
At Least BBB or Baa2	SOFR + 0.85%	—%	SOFR + 1.00%	—%
At Least BBB- or Baa3	SOFR + 1.05%	0.05%	SOFR + 1.25%	0.25%
Below BBB- or Baa3	SOFR + 1.40%	0.40%	SOFR + 1.65%	0.65%

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of March 31, 2023, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of March 31, 2023, the Company had $152.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, the current unencumbered borrowing base allows the Company to borrow an additional $848.0 million before reaching the maximum allowed under the credit facility.

Notes Payable

As of March 31, 2023, the Company had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031.

Certain properties have mortgage debt that contains financial covenants. As of March 31, 2023, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of March 31, 2023 are as follows (in thousands):

2023	$754
2024	59,719
2025	177,476
2026	170,476
2027	425,476
Thereafter	942,775
Total Payments	$1,776,676

As of March 31, 2023, the Company had total consolidated indebtedness of approximately $1.8 billion. The weighted average interest rate on consolidated indebtedness was 4.03% (based on the 30-day LIBOR rate of 4.77% and a SOFR rate of 4.87% as of March 31, 2023).

For the three months ended March 31, 2023 and 2022, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $18.6 million and $16.2 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2023, the Company had one outstanding interest rate swap contract designated as a cash flow hedge of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) of the 2022 Annual Report for a further discussion of our derivatives. In addition, the Company recognizes its share of other comprehensive income related to derivative instruments held by unconsolidated entities.

The following table summarizes the location and aggregate fair value of the interest rate swaps on the Company’s consolidated balance sheets (in thousands):

Total notional amount		$36,050
Effective fixed interest rate	(1)	3.25%
Effective date		10/31/2019
Maturity date		10/31/2024
Asset balance at March 31, 2023 (included in Other assets)		$1,645
Asset balance at December 31, 2022 (included in Other assets)		$2,045
(1)1.35% effective swap rate plus 1.90% spread per hedging agreement.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Prepaid rent	$29,041	$21,062
Real estate taxes payable	18,982	23,303
Accrued interest	11,540	18,196
Accrued expenses	8,524	7,920
Security deposits	4,382	4,338
Accrued incentive compensation	1,579	2,700
Tenant improvement allowances	1,401	1,831
Other	9,558	8,370
Total	$85,007	$87,720

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

In connection with the IPO, the Trust adopted the Physicians Realty Trust 2013 Equity Incentive Plan, which made shares available for awards for participants. On April 30, 2019, at the Annual Meeting of Shareholders of Physicians Realty Trust, the Trust’s shareholders approved the Amended and Restated Physicians Realty Trust 2013 Equity Incentive Plan (“2013 Plan”). The amendment increased the number of common shares authorized for issuance under the 2013 Plan to a total of 7,000,000 common shares authorized for issuance. The 2013 Plan term was also extended to 2029.

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the three months ended March 31, 2023, the Trust granted a total of 291,324 restricted common shares with a total value of $4.3 million to its officers and certain of its employees. In January 2023, under the 2013 Plan, the Company granted restricted common shares to certain of its officers under a salary deferral program, part of which vests after one year, with the remainder vesting after two years. The remaining awards have a vesting period of one year.

A summary of the status of the Trust’s non-vested restricted common shares as of March 31, 2023 and changes during the three month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	272,898	$16.69
Granted	291,324	14.67
Vested	(210,380)	16.37
Forfeited	(364)	17.45
Non-vested at March 31, 2023	353,478	$15.21

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three months ended March 31, 2023 and 2022, the Company recognized non-cash share compensation of $1.1 million and $0.9 million, respectively. Unrecognized compensation expense at March 31, 2023 was $4.5 million.

Restricted Share Units

In January 2023, under the 2013 Plan, the Company granted 11,274 restricted share units to certain of its trustees in lieu of all or a portion of such trustee’s 2023 cash retainer. These units are subject to certain timing conditions and a one-year service period. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend. With respect to the performance and timing conditions of the January 2023 grants, the grant date fair value of $14.47 per unit was based on the share price at the date of grant.

In March 2023, under the 2013 Plan, the Company granted restricted share units at a target level of 355,388 to its officers and certain of its employees and 62,586 to its trustees. Units granted to officers and certain employees under the Company’s 2013 Plan are subject to certain performance and market conditions and a three-year service period. Units granted to trustees are subject to certain timing conditions and a two-year service period for full vesting. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 30% of the restricted share units issued to officers and certain employees under the Company’s 2013 Plan in 2023 vest based on a certain market condition. The awards containing the market condition were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair value of $18.71 per unit for the March 2023 grant using the following assumptions:

Volatility	23.4%
Dividend assumption	reinvested
Expected term in years	2.83 years
Risk-free rate	4.70%
Share price (per share)	$14.70

The remaining 70% of the restricted share units issued to officers and certain employees under the Company’s 2013 Plan, and 100% of other restricted share units issued to trustees vest based upon certain performance or timing conditions. With respect to the performance and timing conditions of the March 2023 grants, the grant date fair value of $14.70 per unit was based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2023 restricted share units issued to officers and certain employees was $15.90 per unit.

The following is a summary of the activity in the Trust’s restricted share units during the three months ended March 31, 2023:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	1,046,940		$21.41	77,992	$16.60
Granted	355,388		15.90	73,860	14.66
Vested	(223,579)	(1)	24.36	(49,890)	16.74
Non-vested at March 31, 2023	1,178,749		$19.19	101,962	$15.13
(1)Restricted units vested by Company executives in 2023 resulted in the issuance of 652,851 common shares, less 290,380 common shares withheld to cover minimum withholding tax obligations.

For the three months ended March 31, 2023 and 2022, the Company recognized non-cash share compensation of $3.5 million and $3.3 million, respectively. Unrecognized compensation expense at March 31, 2023 was $16.3 million.

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

The Company’s derivative instruments as of March 31, 2023 consist of one interest rate swap, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2022 Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of March 31, 2023.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$115,764	$113,453	$104,973	$102,162
Notes receivable, net	$367	$367	$370	$370
Derivative assets	$1,645	$1,645	$2,045	$2,045
Liabilities:
Credit facility	$(152,000)	$(152,000)	$(193,000)	$(193,000)
Notes payable	$(1,460,000)	$(1,307,272)	$(1,475,000)	$(1,302,767)
Mortgage debt	$(164,676)	$(163,429)	$(164,929)	$(163,129)

Note 11. Tenant Operating Leases

The Company is a lessor of medical office buildings and other health care facilities. Leases have expirations from 2023 through 2042. As of March 31, 2023, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and minimum rental payments for assets classified as held for sale, if applicable, were as follows (in thousands):

2023	$270,431
2024	352,374
2025	334,894
2026	278,001
2027	226,004
Thereafter	764,694
Total	$2,226,398
For the three months ended March 31, 2023 and 2022, the Company recognized $131.4 million and $127.8 million, respectively, of rental and other lease-related income related to our operating leases, of which $37.9 million and $35.1 million, respectively, were variable lease payments.

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air that one property occupies, and the land upon which 97 of its properties are located from third party landowners pursuant to separate leases. In addition, the Company has nine corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 93 years remaining, excluding extension options, with a weighted average remaining term of 44 years.

At the inception of a new lease, the Company establishes an operating or finance lease asset and operating or finance lease liability calculated as the present value of future minimum lease payments. As our leases do not provide an implicit rate, we calculate a discount rate that approximates our incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of March 31, 2023. There are no operating or finance leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of March 31, 2023, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases were as follows (in thousands):

2023	$3,539
2024	4,819
2025	4,798
2026	4,787
2027	4,789
Thereafter	239,130
Total undiscounted lease payments	$261,862
Less: Interest	(157,006)
Present value of lease liabilities	$104,856

Lease costs consisted of the following for the three months ended March 31, 2023 (in thousands):

Fixed lease cost	$817
Variable lease cost	338
Total lease cost	$1,155

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended March 31, 2023 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of March 31, 2023 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$18,142	5.0%
Northside Hospital	16,238	4.5%
UofL Health - Louisville, Inc.	14,373	4.0%
US Oncology	11,443	3.2%
HonorHealth	11,220	3.1%
Remaining portfolio	289,558	80.2%
Total	$360,974	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.8% of its total ABR as of March 31, 2023. Total ABR from CommonSpirit-affiliated tenants totals 14.8%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of March 31, 2023:

State	Total ABR	Percent of ABR
Texas	$49,397	13.7%
Georgia	26,570	7.4%
Florida	25,512	7.1%
Indiana	23,379	6.5%
Arizona	21,542	6.0%
Other	214,574	59.3%
Total	$360,974	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator for earnings per share - basic:
Net income	$10,669	$13,943
Net income attributable to noncontrolling interests:
Operating Partnership	(423)	(692)
Partially owned properties	(44)	(159)
Numerator for earnings per share - basic	$10,202	$13,092
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$10,202	$13,092
Noncontrolling interest - Operating Partnership income	423	692
Numerator for earnings per share - diluted	$10,625	$13,784
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	237,484,043	225,069,208
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	9,842,219	11,912,099
Restricted common shares	130,172	104,910
Restricted share units	1,300,238	1,254,026
Denominator for earnings per share - diluted:	248,756,672	238,340,243
Earnings per share - basic	$0.04	$0.06
Earnings per share - diluted	$0.04	$0.06

Note 15. Subsequent Events

Since March 31, 2023, the Company completed the acquisition of two medical condominium units located in an Atlanta “Pill Hill” medical office building (“MOB”) for an aggregate purchase price of approximately $1.4 million and funded additional costs of $0.8 million related to our development project.

The Company also contributed $2.0 million to our existing Davis Joint Venture for our pro-rata share of two earn-out agreements. Additionally, we funded a $3.4 million term loan with the Davis Joint Venture related to these earn-out agreements.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2022 Annual Report.

First Quarter Highlights:

•Reported first quarter 2023 total revenue of $134.3 million, an increase of 3.0% over the prior year period.
•Reported net income of $10.7 million for the first quarter ended 2023, a decrease of 23.5% over the prior year period, and first quarter net income per share of $0.04 on a fully diluted basis.
•Generated first quarter Normalized Funds From Operations (“Normalized FFO”) of $0.24 per share on a fully diluted basis.
•Completed $14.4 million in investments, including the funding of previous loan commitments in the first quarter.
•Executed contractual commitments of a $40.5 million development located in the Atlanta MSA.
•First quarter MOB Same-Store Cash Net Operating Income growth was 1.0% year-over-year.
•Declared a quarterly dividend of $0.23 per share and OP Unit for the first quarter 2023, paid on April 18, 2023.
•Disposed of a 30,000 square foot medical office building on January 17, 2023 for $2.6 million, recognizing an insignificant net gain on the sale.
•Sold 4,400,000 common shares pursuant to the ATM Program at a weighted average price of $15.10 during the first quarter, resulting in net proceeds of $65.8 million.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $5.8 billion as of March 31, 2023. As of March 31, 2023, our consolidated portfolio consisted of 275 health care properties located in 32 states with approximately 15,516,476 net leasable square feet, which were approximately 95% leased with a weighted average remaining lease term of approximately 5.5 years. As of March 31, 2023, approximately 91% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of March 31, 2023 were from absolute net and triple net leases, pursuant to which the tenants are responsible for operating expenses subject to specific lease terms relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 6% of the ABR payments from our properties as of March 31, 2023 were from modified gross leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. However, certain of the Company’s leases contain annual rent escalators indexed to changes in the Consumer Price Index (“CPI”), often with a floor or ceiling. As of March 31, 2023, approximately 5.8% of the Company’s annual rent escalators had CPI provisions. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of medical office buildings and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of March 31, 2023, leases representing approximately 3.1%, 5.5%, and 7.0% of leased square feet will expire in 2023, 2024, and 2025, respectively.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of March 31, 2023, owned approximately 96.0% of the OP Units. As of April 26, 2023, there were 238,398,561 common shares outstanding.

Key Transactions in First Quarter 2023

Investment Activity

During the three months ended March 31, 2023, the Company executed contractual commitments related to a $40.5 million development project, with quarterly costs of $1.0 million, completed the acquisition of one medical condominium unit for an investment of $1.3 million and one parcel of land adjacent to one of its medical office facilities for an investment of $0.8 million, and paid $0.3 million of additional purchase consideration under two earn-out agreements. The Company also closed on a $35.8 million construction loan, funding $4.1 million to date, and funded one term loan for $5.4 million, $1.0 million of previous construction loan commitments, and $0.5 million of previous term loan commitments. Additionally, the Company invested $0.2 million in funds managed by a real estate technology private equity fund. Investment activity for the three months ended March 31, 2023 totaled approximately $14.4 million.

During the three months ended March 31, 2023, the Company sold one 30,000 square foot medical facility for approximately $2.6 million, realizing an insignificant net gain.

Recent Developments

Quarterly Distribution

On March 17, 2023, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended March 31, 2023. The dividend was paid on April 18, 2023 to common shareholders and OP Unit holders of record as of the close of business on April 4, 2023.

Recent Events

Since March 31, 2023, the Company completed the acquisition of two medical condominium units located in an Atlanta “Pill Hill” MOB for an aggregate purchase price of approximately $1.4 million and funded additional costs of $0.8 million related to our development project.

The Company also contributed $2.0 million to our existing Davis Joint Venture for our pro-rata share of two earn-out agreements. Additionally, we funded a $3.4 million term loan with the Davis Joint Venture related to these earn-out agreements.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022	Change	%
Revenues:
Rental and related revenues	$131,398	$127,791	$3,607	2.8%
Interest income on real estate loans and other	2,946	2,599	347	13.4%
Total revenues	134,344	130,390	3,954	3.0%
Expenses:
Interest expense	19,153	16,823	2,330	13.9%
General and administrative	11,200	10,293	907	8.8%
Operating expenses	45,394	41,752	3,642	8.7%
Depreciation and amortization	47,677	47,260	417	0.9%
Total expenses	123,424	116,128	7,296	6.3%
Income before equity in loss of unconsolidated entities and gain (loss) on sale of investment properties, net:	10,920	14,262	(3,342)	(23.4)%
Equity in loss of unconsolidated entities	(264)	(166)	(98)	NM
Gain (loss) on sale of investment properties, net	13	(153)	166	NM
Net income	$10,669	$13,943	$(3,274)	(23.5)%
NM = Not Meaningful

Revenues

Total revenues increased $4.0 million, or 3.0%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $3.6 million, or 2.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Rental and related revenues were comprised of the following based upon contractual billing terms (in thousands):

	2023	2022	Change	%
Rental revenues	$93,543	$92,665	$878	0.9%
Expense recoveries	37,855	35,126	2,729	7.8%
Rental and related revenues	$131,398	$127,791	$3,607	2.8%

Rental revenues increased $0.9 million, or 0.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Rental revenues increased $1.7 million from properties acquired in 2022 and $0.7 million related to net increases on our existing portfolio. These increases were partially offset by a decrease of $1.5 million related to properties sold in 2022.

Expense recoveries increased $2.7 million, or 7.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Expense recoveries increased $2.0 million related to net increases on our existing portfolio and $0.8 million from properties acquired in 2022.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $0.3 million, or 13.4%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Interest income on real estate loans and other increased $0.2 million due to property management income related to the management for our unconsolidated joint ventures and $0.1 million due to higher average real estate loan balances in 2023 compared to 2022.

Expenses

Total expenses increased $7.3 million, or 6.3%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. An analysis of selected expenses follows.

Interest expense. Interest expense increased $2.3 million, or 13.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Interest expense increased primarily due to a higher weighted average effective interest rate on our credit facility by $2.0 million and higher interest on our existing variable mortgage debts of $0.8 million. Our weighted average effective interest rate on our credit facility was 5.4% and 1.0% for the three months ended March 31, 2023 and 2022, respectively, and our weighted average effective interest rate on our variable mortgage debt was 6.8% and 2.2% for the three months ended March 31, 2023 and 2022, respectively. These increases were partially offset by $0.4 million of net proceeds from the Company’s outstanding interest rate swap.

General and administrative. General and administrative expenses increased $0.9 million, or 8.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to higher payroll and benefits of $0.6 million, of which $0.4 million was non-cash compensation, and $0.3 million of administrative and professional fees.

Operating expenses. Operating expenses increased $3.6 million, or 8.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Net operating expenses from properties acquired in 2022 increased by $0.8 million. Operating expenses on the existing portfolio increased by $2.8 million, or 6.7% quarter over quarter, mainly due to higher maintenance costs of $1.3 million, utility costs of $1.0 million, and property management costs of $0.5 million.

Depreciation and amortization. Depreciation and amortization increased $0.4 million, or 0.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Depreciation and amortization increased $1.2 million for properties purchased in 2022. These increases were partially offset by $0.5 million related to properties sold during 2022 and $0.2 million related to our existing portfolio primarily due to fully amortized lease intangibles.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is insignificant.

Gain (loss) on sale of investment properties, net. During the three months ended March 31, 2023, we sold one property in Pennsylvania, containing 30,000 square feet for approximately $2.6 million, realizing an insignificant gain. During the three months ended March 31, 2022, we sold one property containing 9,997 net leasable square feet located in Michigan for approximately $2.0 million, realizing an insignificant net loss.

Cash Flows

Three months ended March 31, 2023 compared to the three months ended March 31, 2022 (in thousands).

	2023	2022
Cash provided by operating activities	$63,719	$54,535
Cash (used in) provided by investing activities	(21,768)	12,181
Cash used in financing activities	(46,317)	(73,863)
Decrease in cash and cash equivalents	$(4,366)	$(7,147)

Cash flows from operating activities. Cash flows provided by operating activities was $63.7 million during the three months ended March 31, 2023 compared to $54.5 million during the three months ended March 31, 2022, representing an increase of $9.2 million. The increase in cash provided by operating activities is primarily due the timing of our payments on accounts payable and other liabilities.

Cash flows from investing activities. Cash flows used in investing activities was $21.8 million during the three months ended March 31, 2023 compared to cash flows provided by investing activities of $12.2 million during the three months ended March 31, 2022, representing a change of $33.9 million. The change in cash used in investing activities was primarily due to a decrease in repayment of real estate loans receivables of $22.4 million and an increase of $10.1 million from cash used in the investment of real estate loan receivables. Additionally, cash spent on capital expenditures and lease inducements increased by $2.9 million and $0.4 million, respectively. This was partially offset by a net decrease of $1.2 million of cash spent on development and acquisitions of investment properties and unconsolidated entities. Further, there was an increase of $0.7 million from the proceeds on sales of investment properties.

Cash flows from financing activities. Cash flows used in financing activities was $46.3 million during the three months ended March 31, 2023 compared to $73.9 million during the three months ended March 31, 2022, representing a decrease of $27.5 million. The decrease in cash used in financing activities was primarily due to an increase in net proceeds from the sale of common shares pursuant to the ATM Program of $60.8 million and an increase of $7.3 million from contributions from noncontrolling interests. Additionally, cash used in financing activities decreased due to a decrease of distributions to noncontrolling interests of $0.5 million, a decrease in purchases of OP units of $0.2 million and a decrease in principal payments on mortgage debt of $0.2 million. This is partially offset by an increase of $22.0 million in net paydowns under the credit facility and $15.0 million from the repayment of senior unsecured notes. Further, there was an increase of dividends paid to shareholders of $2.8 million and an increase of $1.7 million for payments of employee taxes withheld for stock-based compensation.

Non-GAAP Financial Measures

This report includes Funds From Operations (“FFO”), Normalized FFO, Normalized Funds Available For Distribution (“FAD”), Net Operating Income (“NOI”), Cash NOI, MOB Same-Store Cash NOI, Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$10,669	$13,943
Earnings per share - diluted	$0.04	$0.06

Net income	$10,669	$13,943
Net income attributable to noncontrolling interests - partially owned properties	(44)	(159)
Depreciation and amortization expense	47,560	47,149
Depreciation and amortization expense - partially owned properties	(138)	(70)
(Gain) loss on sale of investment properties, net	(13)	153
Proportionate share of unconsolidated joint venture adjustments	2,306	2,383
FFO applicable to common shares	$60,340	$63,399
Proportionate share of unconsolidated joint venture adjustments	—	(8)
Normalized FFO applicable to common shares	$60,340	$63,391

FFO per common share - diluted	$0.24	$0.27
Normalized FFO per common share - diluted	$0.24	$0.27

Weighted average common shares outstanding - diluted	248,756,672	238,340,243

Normalized Funds Available for Distribution (“FAD”)

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$10,669	$13,943
Normalized FFO applicable to common shares	$60,340	$63,391

Normalized FFO applicable to common shares	$60,340	$63,391
Non-cash share compensation expense	4,667	4,253
Straight-line rent adjustments	(1,235)	(2,154)
Amortization of acquired above/below-market leases/assumed debt	1,135	1,339
Amortization of lease inducements	229	225
Amortization of deferred financing costs	569	579
Recurring capital expenditures and lease commissions	(5,786)	(5,663)
Loan reserve adjustments	3	3
Proportionate share of unconsolidated joint venture adjustments	(219)	(431)
Normalized FAD applicable to common shares	$59,703	$61,542

Net Operating Income (“NOI”), Cash NOI, and MOB Same-Store Cash NOI

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and MOB Same-Store Cash NOI (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$10,669	$13,943
General and administrative	11,200	10,293
Depreciation and amortization expense	47,677	47,260
Interest expense	19,153	16,823
(Gain) loss on sale of investment properties, net	(13)	153
Proportionate share of unconsolidated joint venture adjustments	3,644	3,422
NOI	$92,330	$91,894

NOI	$92,330	$91,894
Straight-line rent adjustments	(1,235)	(2,154)
Amortization of acquired above/below-market leases	1,135	1,349
Amortization of lease inducements	229	225
Loan reserve adjustments	3	3
Proportionate share of unconsolidated joint venture adjustments	(108)	(71)
Cash NOI	$92,354	$91,246

Cash NOI	$92,354	$91,246
Assets not held for all periods or held for sale	(1,458)	(1,504)
Non-MOB health care properties	(2,798)	(2,758)
Lease termination fees	(31)	(4)
Interest income on real estate loans	(2,282)	(2,199)
Joint venture and other income	(3,768)	(3,576)
MOB Same-Store Cash NOI	$82,017	$81,205

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$10,669	$13,943
Depreciation and amortization expense	47,677	47,260
Interest expense	19,153	16,823
(Gain) loss on sale of investment properties, net	(13)	153
Proportionate share of unconsolidated joint venture adjustments	3,590	3,420
EBITDAre	$81,076	$81,599
Non-cash share compensation expense	4,667	4,253
Pursuit costs	63	74
Non-cash intangible amortization	1,364	1,575
Proportionate share of unconsolidated joint venture adjustments	—	(8)
Pro forma adjustments for investment activity	89	68
Adjusted EBITDAre	$87,259	$87,561

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

As of March 31, 2023, we had a total of $3.4 million of cash and cash equivalents and $848.0 million of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Internal Revenue Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

Credit Facility

On September 24, 2021, the Operating Partnership, as borrower, and the Trust, as guarantor, executed the Credit Agreement which extended the maturity date of the revolving credit facility under the Credit Agreement to September 24, 2025 and reduced the interest rate margin applicable to borrowings. The Credit Agreement includes an unsecured revolving credit facility of $1.0 billion and contains a term loan feature of $250 million, which the Company borrowed on, bringing total borrowing capacity to $1.25 billion. The Credit Agreement also includes a swingline loan commitment for up to 10% of the maximum principal amount and provides an accordion feature allowing the Trust to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.75 billion. On October 13, 2021, the Company paid off the $250.0 million term loan feature of the Credit Agreement and the term loan feature is no longer available to the Company. The revolving credit facility under the Credit Agreement also includes two six-month extension options.

On March 31, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a First Amendment to the Credit Agreement which expanded the accordion feature allowing the Operating Partnership to increase borrowing capacity by up to an additional $500.0 million, resulting in a maximum borrowing capacity of $2.25 billion, and replaced the LIBOR-based benchmark rates applicable to borrowings under the Amended Credit Agreement with SOFR based benchmark rates.

As of March 31, 2023, the Company had $152.0 million of borrowings outstanding under its unsecured revolving credit facility. As defined by the Credit Agreement, $848.0 million is available to borrow without adding additional properties to the unencumbered borrowing base of assets. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of March 31, 2023, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

During the quarterly period ended March 31, 2023, the Trust sold 4,400,000 common shares pursuant to the ATM Program, at a weighted average price of $15.10 per share resulting in total net proceeds of approximately $65.8 million. As of March 31, 2023, the Trust has $158.6 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of March 31, 2023, the Company had issued 218,084 common shares under the DRIP since its inception.

Critical Accounting Policies

Our consolidated financial statements included in Part I, Item 1 of this report are prepared in conformity with GAAP for interim financial information set forth in the ASC, as published by the FASB, which require us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our 2022 Annual Report for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this report.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we have investments in two unconsolidated joint ventures with ownership interests of 45.1% and 12.3%, respectively. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $808.5 million (of which our proportionate share is approximately $144.5 million). See Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2022 Annual Report for the fiscal year ended December 31, 2022 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of one interest rate swap. See Note 7 (Derivatives) in Part I, Item I of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2022 Annual Report for further detail on our interest rate swap.

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

Fixed Interest Rate Debt

As of March 31, 2023, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 83.5% of our total consolidated debt, excluding the impact of the interest rate swap. We entered into a pay-fixed receive-variable rate swap for $36.1 million of our mortgage debt, fixing the variable component of the borrowing rate to 1.35%, for an all-in fixed rate as of March 31, 2023 of 3.25%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of October 31, 2024.

Assuming the effects of our interest rate swap agreement, our fixed interest rate debt would represent 85.5% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of March 31, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.4 billion and $1.5 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2023. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of March 31, 2023, our consolidated variable interest rate debt totaled $293.1 million, which represented 16.5% of our total consolidated debt. Assuming the effects of our interest rate swap agreement, our variable interest rate debt would represent 14.5% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of March 31, 2023, we were exposed to market risks related to fluctuations in interest rates on $257.0 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR and SOFR were to change by 100 basis points, interest expense on our variable rate debt as of March 31, 2023 would change by approximately $0.1 million and $2.5 million annually, respectively.

Derivative Instruments

As of March 31, 2023, we had one outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk, with a total notional amount of $36.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreement in the event of non-performance under the terms of the agreements. If we were not able to replace the swap in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of March 31, 2023, we had total consolidated indebtedness of approximately $1.8 billion. The weighted average interest rate on our consolidated indebtedness was 4.03% (based on the 30-day LIBOR rate of 4.77% and a SOFR rate of 4.87% as of March 31, 2023). As of March 31, 2023, we had approximately $257.0 million, or approximately 14.5%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of March 31, 2023.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2022 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended March 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	167,779	(1)	$14.42	N/A	N/A
February 1, 2023 - February 28, 2023	290,380	(2)	15.07	N/A	N/A
March 1, 2023 - March 31, 2023	92,895	(2)	14.70	N/A	N/A
Total	551,054		$14.81	—	—
(1)Represents OP Units redeemed by holders in exchange for common shares of the Company.
(2)Represents repurchased common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.                                 Exhibits

Exhibit No.		Description
10.1	(1)
First Amendment to Third Amended and Restated Credit Agreement, dated March 31, 2023, among Physicians Realty L.P., as Borrower, Physicians Realty Trust, as Guarantor, KeyBank National Association, as Administrative Agent, and the Lenders party thereto

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

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023 (File No. 001-36007).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: May 4, 2023	/s/ John T. Thomas
John T. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)