Form 10-Q
period 2023-06-30
Physicians Realty Trust
filed 2023-08-04
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of Physicians Realty Trust’s common shares outstanding as of July 27, 2023 was 238,454,396.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2023

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

•any adverse effects to the business, financial position, or results of operations of CommonSpirit Health (“CommonSpirit”), or one or more of the CommonSpirit-affiliated tenants, that impact the ability of CommonSpirit-affiliated tenants to pay us rent;

•the degree and nature of our competition;

•competition for investment opportunities;

•difficulties in identifying health care properties to acquire and completing acquisitions;

•risks related to development, redevelopment, or construction projects;

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

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$248,123	$241,559
Building and improvements	4,696,846	4,659,780
Construction in progress	30,899	18,497
Tenant improvements	91,649	88,640
Acquired lease intangibles	508,549	505,335
	5,576,066	5,513,811
Accumulated depreciation	(1,092,057)	(996,888)
Net real estate property	4,484,009	4,516,923
Right-of-use lease assets, net	229,110	231,225
Real estate loans receivable, net	88,969	104,973
Investments in unconsolidated entities	73,801	77,716
Net real estate investments	4,875,889	4,930,837
Cash and cash equivalents	245,660	7,730
Tenant receivables, net	8,294	11,503
Other assets	149,695	146,807
Total assets	$5,279,538	$5,096,877
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$392,524	$188,328
Notes payable	1,451,162	1,465,437
Mortgage debt	163,926	164,352
Accounts payable	4,209	4,391
Dividends and distributions payable	60,404	60,148
Accrued expenses and other liabilities	93,432	87,720
Lease liabilities	104,696	105,011
Acquired lease intangibles, net	23,211	24,381
Total liabilities	2,293,564	2,099,768

Redeemable noncontrolling interests - partially owned properties	3,115	3,258

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 238,451,853 and 233,292,030 common shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,385	2,333
Additional paid-in capital	3,813,864	3,743,876
Accumulated deficit	(969,743)	(881,672)
Accumulated other comprehensive income	9,282	5,183
Total shareholders’ equity	2,855,788	2,869,720
Noncontrolling interests:
Operating Partnership	117,766	123,015
Partially owned properties	9,305	1,116
Total noncontrolling interests	127,071	124,131
Total equity	2,982,859	2,993,851
Total liabilities and equity	$5,279,538	$5,096,877
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and related revenues	$131,178	$129,328	$262,576	$257,119
Interest income on real estate loans and other	3,922	2,839	6,868	5,438
Total revenues	135,100	132,167	269,444	262,557
Expenses:
Interest expense	20,634	17,234	39,787	34,057
General and administrative	10,162	10,028	21,362	20,321
Operating expenses	45,075	42,681	90,469	84,433
Depreciation and amortization	47,946	47,702	95,623	94,962
Total expenses	123,817	117,645	247,241	233,773
Income before equity in gain (loss) of unconsolidated entities and gain on sale of investment properties, net:	11,283	14,522	22,203	28,784
Equity in gain (loss) of unconsolidated entities	1,802	(224)	1,538	(390)
Gain on sale of investment properties, net	—	3,634	13	3,481
Net income	13,085	17,932	23,754	31,875
Net income attributable to noncontrolling interests:
Operating Partnership	(515)	(886)	(938)	(1,578)
Partially owned properties (1)	(26)	(155)	(70)	(314)
Net income attributable to common shareholders	$12,544	$16,891	$22,746	$29,983
Net income per share:
Basic	$0.05	$0.07	$0.10	$0.13
Diluted	$0.05	$0.07	$0.10	$0.13
Weighted average common shares:
Basic	238,399,653	225,617,275	237,944,378	225,344,756
Diluted	249,228,221	239,006,973	249,069,697	238,738,465

Dividends and distributions declared per common share	$0.23	$0.23	$0.46	$0.46
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$13,085	$17,932	$23,754	$31,875
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	5,120	3,083	4,099	4,462
Total other comprehensive income	5,120	3,083	4,099	4,462
Comprehensive income	18,205	21,015	27,853	36,337
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(717)	(1,040)	(1,100)	(1,801)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(26)	(155)	(70)	(314)
Comprehensive income attributable to common shareholders	$17,462	$19,820	$26,683	$34,222

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$2,333	$3,743,876	$(881,672)	$5,183	$2,869,720	$123,015	$1,116	$124,131	$2,993,851
Net proceeds from sale of common shares	44	65,769	—	—	65,813	—	—	—	65,813
Restricted share award grants, net	5	(1,127)	(408)	—	(1,530)	—	—	—	(1,530)
Conversion of OP Units	2	2,417	—	—	2,419	(2,419)	—	(2,419)	—
Dividends/distributions declared	—	—	(54,912)	—	(54,912)	(2,263)	—	(2,263)	(57,175)
Contributions	—	—	—	—	—	—	7,884	7,884	7,884
Distributions	—	—	—	—	—	—	(53)	(53)	(53)
Change in fair value of interest rate swap agreements	—	—	—	(1,021)	(1,021)	—	—	—	(1,021)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(431)	—	—	(431)	431	—	431	—
Net income	—	—	10,202	—	10,202	423	64	487	10,689
Balance as of March 31, 2023	$2,384	$3,810,504	$(926,790)	$4,162	$2,890,260	$119,187	$9,011	$128,198	$3,018,458
Net proceeds from sale of common shares	—	294	—	—	294	—	—	—	294
Restricted share award grants, net	1	3,459	(561)	—	2,899	—	—	—	2,899
Purchase of OP Units	—	—	—	—	—	(72)	—	(72)	(72)
Dividends/distributions declared	—	—	(54,936)	—	(54,936)	(2,257)	—	(2,257)	(57,193)
Contributions	—	—	—	—	—	—	287	287	287
Distributions	—	—	—	—	—	—	(52)	(52)	(52)
Change in fair value of interest rate swap agreements	—	—	—	5,120	5,120	—	—	—	5,120
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(393)	—	—	(393)	393	—	393	—
Net income	—	—	12,544	—	12,544	515	59	574	13,118
Balance as of June 30, 2023	$2,385	$3,813,864	$(969,743)	$9,282	$2,855,788	$117,766	$9,305	$127,071	$2,982,859

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$23,754	$31,875
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	95,623	94,962
Amortization of deferred financing costs	1,265	1,158
Amortization of lease inducements and above/below-market lease intangibles	2,725	3,100
Straight-line rental revenue, net	(1,936)	(3,881)
Amortization of discount on unsecured senior notes	547	527
Amortization of above market assumed debt	—	(10)
Gain on sale of investment properties, net	(13)	(3,481)
Equity in (gain) loss of unconsolidated entities	(1,538)	390
Distributions from unconsolidated entities	3,722	3,932
Provision for bad debts	316	95
Non-cash share compensation	8,322	8,051
Change in operating assets and liabilities:
Tenant receivables	3,651	(1,672)
Other assets	3,910	3,650
Accounts payable	(182)	(1,315)
Accrued expenses and other liabilities	5,619	2,117
Net cash provided by operating activities	145,785	139,498
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	2,553	7,900
Acquisition of investment properties, net	(35,112)	(27,325)
Investment in unconsolidated entities, net	(2,340)	(12,119)
Returns of investment in unconsolidated entities	3,428	—
Development of real estate	(5,296)	—
Escrowed cash - acquisition deposits/earnest deposits	—	360
Capital expenditures on investment properties	(19,458)	(21,515)
Investment in real estate loans receivable	(17,741)	(14,611)
Repayment of real estate loans receivable	27,600	22,441
Leasing commissions	(1,812)	(1,842)
Lease inducements	(400)	(500)
Net cash used in investing activities	(48,578)	(47,211)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	66,107	23,516
Proceeds from credit facility borrowings	513,000	147,000
Repayment of credit facility borrowings	(306,000)	(157,000)
Repayment of senior unsecured notes	(15,000)	—
Principal payments on mortgage debt	(502)	(838)
Debt issuance costs	(3,813)	(17)
Dividends paid - shareholders	(110,556)	(104,737)
Distributions to noncontrolling interests - Operating Partnership	(4,526)	(5,479)
Contributions from noncontrolling interest	8,171	569
Distributions to noncontrolling interests - partially owned properties	(195)	(331)
Payments of employee taxes for withheld stock-based compensation shares	(5,891)	(4,261)
Purchase of OP Units	(72)	(184)
Net cash provided by (used in) financing activities	140,723	(101,762)
Net increase (decrease) in cash and cash equivalents	237,930	(9,475)
Cash and cash equivalents, beginning of period	7,730	9,876
Cash and cash equivalents, end of period	$245,660	$401
Supplemental disclosure of cash flow information—interest paid during the period	$37,957	$32,405
Supplemental disclosure of noncash activity—change in fair value of interest rate swap agreements	$4,099	$4,462
Supplemental disclosure of noncash activity—conversion of loan receivable in connection to the acquisition of investment property	$5,398	$5,700
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of June 30, 2023, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

During the quarters ended March 31, 2023 and June 30, 2023, the Trust issued and sold common shares through the ATM Program as follows (net proceeds in thousands):

	Common shares sold	Weighted average price	Net proceeds
Quarter ended March 31, 2023	4,400,000	$15.10	$65,776
Quarter ended June 30, 2023	—	—	—
Year to date	4,400,000	$15.10	$65,776

As of June 30, 2023, the Trust has $158.6 million of common shares remaining available under the ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended June 30, 2023 and 2022 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2022 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Noncontrolling Interests

The Company presents the portion of any equity it does not own in entities that it controls (and thus consolidates) as noncontrolling interests and classifies such interests as a component of consolidated equity, separate from the Company’s total shareholders’ equity, on the consolidated balance sheets.

Operating Partnership: Noncontrolling interests in the Company include partnership interests of the Operating Partnership (“OP Units”) held by other investors. Net income or loss is allocated to noncontrolling interests (limited partners) based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units held by the noncontrolling interests and the Trust. Issuance of additional common shares and OP Units changes the ownership interests of both the noncontrolling interests and the Trust. Such transactions and the related proceeds are treated as capital transactions.

As of June 30, 2023, the Trust held a 96.0% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Redeemable Noncontrolling Interests - Partially Owned Properties

In connection with the Company’s acquisitions of the outpatient medical facility, ambulatory surgery center, and hospital located on the Great Falls Hospital campus in Great Falls, Montana, physicians affiliated with the sellers retained non-controlling interests which were, at the holders’ option, able to be redeemed at any time after May 1, 2023. Due to the redemption provision, which was outside of the control of the Trust, the Trust classified the investment in the mezzanine section of its consolidated balance sheets. On July 14, 2022, the Company disposed of these three properties and removed the related redeemable noncontrolling interests from its consolidated balance sheets.

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

Dividends and Distributions

On June 16, 2023, the Trust announced that its Board of Trustees authorized, and the Trust declared, a cash dividend of $0.23 per common share for the quarter ended June 30, 2023. The dividend was paid on July 18, 2023, to common shareholders and holders of record of OP Units as of the close of business on July 5, 2023.

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

Real Estate Loans Receivable, Net

Real estate loans receivable consists of eight mezzanine loans, five term loans, and two construction loans as of June 30, 2023. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage on a related outpatient medical facility, and construction loans are secured by mortgages on the land and the improvements as constructed. The reserve for loan losses was $0.2 million as of June 30, 2023.

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $103.9 million and $101.3 million as of June 30, 2023 and December 31, 2022, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental and related revenues was $0.9 million for the six months ended June 30, 2023 and $0.2 million for the six months ended June 30, 2022.

Rental revenue is adjusted by the amortization of lease inducements and above-market or below-market rents on certain leases. Lease inducements and above-market or below-market rents are amortized on a straight-line basis over the remaining lease term. Rental and related revenues also include expense recoveries, which relate to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized in the period the applicable expenses are incurred. The reimbursements are recorded gross, as these costs are incurred by the Company and reimbursed by the tenants. The Company has certain tenants with absolute net leases. Under these lease agreements, the tenant is responsible for operating and building expenses and the Company does not recognize expense recoveries.

Reclassifications

Certain amounts in the accompanying consolidated balance sheet for 2022 have been reclassified to conform to the 2023 consolidated financial statement presentation. The reclassifications had no impact on total assets or any balance sheet total or subtotal.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional relief to applying reference rate reform to changing reference rates, contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”). The amendments in this update may be applied through December 31, 2024.

On March 31, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a First Amendment to the Third Amended and Restated Credit Agreement to update the benchmark provisions to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), as the reference rate for the purpose of calculating interest under the agreement. The Company also amended its fixed interest rate swap agreement on its mortgage debt to update the reference rate from LIBOR to SOFR. As a result, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients maintains the presentation of derivatives consistent with past presentation. As of June 30, 2023, the Company has one mortgage contract referencing LIBOR, which transitioned to an alternative interest rate following the the discontinuation of LIBOR. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3. Investment and Disposition Activity

During the six months ended June 30, 2023, the Company executed contractual commitments related to a $40.5 million development project, with $5.3 million spent on construction in progress thus far, completed the acquisition of two outpatient medical facilities and three medical condominium units for an investment of $35.9 million and one parcel of land adjacent to one of its outpatient medical facilities for an investment of $0.8 million, and paid $2.2 million of additional purchase consideration under four earn-out agreements. The Company also closed on a $35.8 million construction loan, funding $6.6 million to date. Additionally, the Company funded an aggregate of $11.4 million on new term loans, previously announced loan commitments, and other investments. The Company contributed $2.0 million to the joint venture with Davis Medical Investors, LLC (the “Davis Joint Venture”) to fund additional purchase consideration related to the venture’s acquisitions. Investment activity totaled approximately $64.2 million during the six months ended June 30, 2023. As part of these investments, the Company incurred approximately $1.6 million of capitalized acquisition costs.

Investment activity for the three months ended June 30, 2023, included the acquisition of two outpatient medical facilities and two medical condominium units for a purchase price of $34.6 million. Additionally, the Company funded an aggregate of $7.0 million on a new term loan, previously announced loan commitments, and other investments. The Company contributed $2.0 million to the Davis Joint Venture to fund additional purchase consideration related to the venture’s acquisitions and $1.9 million of additional purchase consideration under two earn-out agreements. Additionally, the Company funded construction in progress of $4.3 million, resulting in total investment activity of approximately $49.8 million as of June 30, 2023.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, as well as follow-on capitalized costs during the six months ended June 30, 2023, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	Total
Land	$1,356	$6,016	$7,372
Building and improvements	1,294	28,353	29,647
In-place lease intangibles	—	3,491	3,491
Net assets acquired	$2,650	$37,860	$40,510
Satisfaction of real estate loans receivable	—	(5,398)	(5,398)
Cash used in acquisition of investment property	$2,650	$32,462	$35,112

Dispositions

During the six months ended June 30, 2023, the Company sold one outpatient medical facility for approximately $2.6 million, realizing an insignificant gain.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$448,797	$(262,439)	$186,358	$445,583	$(241,643)	$203,940
Above-market leases	$59,752	$(32,909)	$26,843	$59,752	$(30,096)	$29,656
Liabilities
Below-market leases	$36,409	$(13,198)	$23,211	$37,002	$(12,621)	$24,381

The following is a summary of acquired lease intangible amortization for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense related to in-place leases	$10,461	$11,145	$21,073	$22,185
Decrease in rental income related to above-market leases	1,398	1,503	2,813	3,006
Increase in rental income related to below-market leases	585	508	1,171	966

Future aggregate net amortization of acquired lease intangibles as of June 30, 2023, is as follows (in thousands):

	Net Decrease (Increase) in Revenue	Net Increase in Expenses
2023	$1,548	$19,812
2024	2,929	35,116
2025	2,357	29,594
2026	1,203	23,479
2027	1,036	20,557
Thereafter	(5,441)	57,800
Total	$3,632	$186,358

As of June 30, 2023, the weighted average remaining amortization period is 7 years for in-place and above-market lease intangible assets and 15 years for below-market lease intangibles.

Note 5. Other Assets

Other assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Straight line rent receivable, net	$103,866	$101,306
Leasing commissions, net	13,882	13,231
Lease inducements, net	7,822	7,894
Prepaid expenses	7,499	11,009
Interest rate swaps	6,749	2,045
Escrows	1,499	1,565
Notes receivable, net	365	370
Other	8,013	9,387
Total	$149,695	$146,807

Note 6. Debt

The following is a summary of debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Fixed interest mortgage notes (1)	$59,511	$59,776
Variable interest mortgage notes (2)	104,916	105,153
Total mortgage debt	164,427	164,929
$1.0 billion unsecured revolving credit facility due September 2025 (3)	—	193,000
$400 million unsecured term borrowing bearing fixed interest of 4.693%, due May 2028 (4)	400,000	—
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	500,000
$135 million senior unsecured notes bearing fixed interest of 4.43% to 4.74%, due January 2026 to 2031	135,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	2,024,427	1,832,929
Unamortized deferred financing costs	(10,003)	(7,453)
Unamortized discounts	(6,812)	(7,359)
Total debt	$2,007,612	$1,818,117
(1)As of June 30, 2023, fixed interest mortgage notes bear interest from 3.25% to 4.63%, due in 2024, with a weighted average interest rate of 3.80%. As of December 31, 2022, fixed interest mortgage notes bear interest from 3.33% to 4.63%, due in 2024, with a weighted average interest rate of 3.85%. The notes are collateralized by two properties with a net book value of $91.7 million as of June 30, 2023 and two properties with a net book value of $94.9 million as of December 31, 2022. One mortgage note bears interest at LIBOR plus 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the variable component at 1.35% as of June 30, 2023 and 1.43% as of December 31, 2022.
(2)Variable interest mortgage notes bear variable interest of SOFR plus 1.85% and LIBOR plus 2.75% for a weighted average interest rate of 6.99% and 6.20% as of June 30, 2023 and December 31, 2022, respectively. The notes are due in 2026 and 2028 and collateralized by four properties with a net book value of $287.8 million as of June 30, 2023 and $295.5 million as of December 31, 2022.
(3)The unsecured revolving credit facility bears variable interest of SOFR plus 0.95%, inclusive of a 0.10% SOFR index adjustment, as of June 30, 2023 and LIBOR plus 0.85% as of December 31, 2022.
(4)The Company’s borrowings under the term loan feature of the Credit Agreement (as defined below) bear interest at a rate equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR as of June 30, 2023 based on the Company’s current credit rating. The Company entered into fixed-for-floating interest rate swaps for the full borrowing amount, fixing the SOFR component of this rate at 3.593%, and a current all-in fixed rate of 4.693%.

On September 24, 2021, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) which extended the maturity date of the revolving credit facility under the Credit Agreement to September 24, 2025 and reduced the interest rate margin applicable to borrowings. The Credit Agreement included an unsecured revolving credit facility of $1.0 billion and contained a term loan feature of $250.0 million, bringing total borrowing capacity to $1.25 billion. The Credit Agreement also included a swingline loan commitment for up to 10% of the maximum principal amount and provided an accordion feature allowing the Operating Partnership to increase borrowing capacity by up to an additional $500.0 million, subject to customary terms and conditions, resulting in a maximum borrowing capacity of $1.75 billion. The revolving credit facility under the Credit Agreement also included two six-month extension options.

On March 31, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a First Amendment to the Credit Agreement which expanded the accordion feature allowing the Operating Partnership to increase borrowing capacity by up to an additional $500.0 million, and replaced the LIBOR-based benchmark rates applicable to borrowings under the Credit Agreement with SOFR based benchmark rates plus a SOFR index adjustment of 0.10%.

On May 24, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amendment to the Credit Agreement, which added a new $400 million unsecured term loan with a scheduled maturity date of May 24, 2028 and expanded the accordion feature, which allows the Operating Partnership to increase borrowing capacity under the Credit Agreement by up to an additional $500 million, subject to customary terms and conditions, for a maximum aggregate principal amount of all revolving commitments and term loans under the Credit Agreement of $1.9 billion. On the same day, the Operating Partnership borrowed $400 million under the term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR as defined in the Credit Agreement. The Company simultaneously entered into fixed-for-floating interest rate swaps for the full borrowing amount under the term loan, fixing the Daily Simple SOFR component of the borrowing rate at 3.593%, for a current all-in fixed rate of 4.693%. Both the borrowing and the fixed-for-floating interest rate swaps have a maturity date of May 24, 2028.

As of June 30, 2023, the borrower had investment grade ratings of BBB from S&P and Baa2 from Moody’s. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of SOFR plus 0.95%, inclusive of a 0.10% SOFR index adjustment. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the borrower’s investment grade rating.

Base Rate Loans, Adjusted SOFR Loans, and Letters of Credit (each, as defined in the Credit Agreement) will be subject to interest rates, based upon the borrower’s investment grade rating as follows:

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. The Company may, at any time, voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of June 30, 2023, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of June 30, 2023, the Company did not have any borrowings outstanding under its $1.0 billion unsecured revolving credit facility feature of the Credit Agreement and had $400 million of borrowings outstanding under the term loan feature of the Credit Agreement.

Notes Payable

As of June 30, 2023, the Company had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031.

Certain properties are encumbered by mortgage loans that contains financial covenants. As of June 30, 2023, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of June 30, 2023 are as follows (in thousands):

2023	$505
2024	59,719
2025	25,476
2026	170,476
2027	425,476
Thereafter	1,342,775
Total Payments	$2,024,427

As of June 30, 2023, the Company had total consolidated indebtedness of approximately $2.0 billion. The weighted average interest rate on consolidated indebtedness was 4.04% (based on the 30-day LIBOR rate of 5.18% and a SOFR rate of 5.09% as of June 30, 2023).

For the three months ended June 30, 2023 and 2022, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $19.9 million and $16.7 million, respectively. For the six month periods ending June 30, 2023 and 2022, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $38.5 million and $32.9 million, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2023, the Company had four outstanding interest rate swaps designated as cash flow hedges of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) of the 2022 Annual Report for a further discussion of our derivatives. In addition, the Company recognizes its share of other comprehensive income related to derivative instruments held by unconsolidated entities.

The following table presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Company’s Consolidated Balance Sheets as of June 30, 2023 (in thousands):

Derivatives Designed as Hedging Instruments	Maturity Date	Number of Instruments	Total Notional Amount	Interest Rate	Balance Sheet Location	Fair Value
Interest rate swap	5/24/2028	3	$400,000	3.59%	Other Assets	$4,922
Interest rate swap	10/31/2024	1	36,050	1.90%	Other Assets	1,827
Total		4	$436,050			$6,749

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Prepaid rent	$25,113	$21,062
Real estate taxes payable	22,102	23,303
Accrued interest	18,684	18,196
Accrued expenses	7,226	7,920
Security deposits	4,539	4,338
Accrued incentive compensation	3,422	2,700
Tenant improvement allowances	1,853	1,831
Other	10,493	8,370
Total	$93,432	$87,720

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

In connection with the IPO, the Trust adopted the Physicians Realty Trust 2013 Equity Incentive Plan, which made shares available for awards for participants (the “2013 Plan”). At the Company’s Annual Meeting of Shareholders held on May 3, 2023, shareholders approved the Amended and Restated Physicians Realty Trust 2013 Equity Incentive Plan (the “Amended and Restated 2013 Plan”). The Amended and Restated 2013 Plan increased the number of common shares authorized for issuance to a total of 11,000,000. The Amended and Restated 2013 Plan also extended the term of the plan from 2029 to 2033, among other changes.

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the six months ended June 30, 2023, the Trust granted a total of 342,939 restricted common shares with a total value of $5.0 million to its officers and certain of its employees, which have a vesting period of one to three years. In January 2023, under the 2013 Plan, the Company granted restricted common shares to certain of its officers under a salary deferral program, part of which vests after one year, with the remainder vesting after two years.

A summary of the status of the Trust’s non-vested restricted common shares as of June 30, 2023 and changes during the six month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	272,898	$16.69
Granted	342,939	14.57
Vested	(239,602)	16.54
Forfeited	(364)	17.45
Non-vested at June 30, 2023	375,871	$14.84

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three months ended June 30, 2023 and 2022, the Company recognized non-cash share compensation of $1.2 million and $1.0 million, respectively. For the six month periods ending June 30, 2023 and 2022, the Company recognized non-cash share compensation of $2.3 million and $1.9 million, respectively. Unrecognized compensation expense on June 30, 2023 was $4.1 million.

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

The following is a summary of the activity in the Trust’s restricted share units during the six months ended June 30, 2023:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	1,046,940		$21.41	77,992	$16.60
Granted	355,388		15.90	73,860	14.66
Vested	(223,579)	(1)	24.36	(49,890)	16.74
Non-vested at June 30, 2023	1,178,749		$19.19	101,962	$15.13
(1)Restricted units vested by Company executives in 2023 resulted in the issuance of 652,851 common shares, less 290,380 common shares withheld to cover minimum withholding tax obligations.

For the three months ended June 30, 2023 and 2022, the Company recognized non-cash share compensation of $2.4 million and $2.8 million, respectively. For the six month periods ending June 30, 2023 and 2022, the Company recognized non-cash share compensation of $5.9 million and $6.1 million, respectively. Unrecognized compensation expense on June 30, 2023 was $14.1 million.

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

The Company’s derivative instruments as of June 30, 2023 consist of four interest rate swaps, as detailed in the Derivative Instruments section of Note 7 (Derivatives) of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2022 Annual Report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of June 30, 2023.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$88,970	$87,036	$104,973	$102,162
Notes receivable, net	$365	$365	$370	$370
Derivative assets	$6,749	$6,749	$2,045	$2,045
Liabilities:
Credit facility	$(400,000)	$(400,000)	$(193,000)	$(193,000)
Notes payable	$(1,460,000)	$(1,284,250)	$(1,475,000)	$(1,302,767)
Mortgage debt	$(164,427)	$(162,649)	$(164,929)	$(163,129)

Note 11. Tenant Operating Leases

The Company is a lessor of outpatient medical facilities and other health care facilities. Leases have expirations from 2023 through 2042. As of June 30, 2023, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and minimum rental payments for assets classified as held for sale, if applicable, were as follows (in thousands):

2023	$185,592
2024	358,748
2025	340,921
2026	289,769
2027	232,726
Thereafter	802,665
Total	$2,210,421
For the three months ended June 30, 2023 and 2022, the Company recognized $131.2 million and $129.3 million, respectively, of rental and other lease-related income related to our operating leases, of which $37.6 million and $35.8 million, respectively, were variable lease payments. For the six month periods ending June 30, 2023 and 2022, the Company recognized $262.6 million and $257.1 million, respectively, of rental and other leased-related income with respect to our operating leases, of which $75.4 million and $71.0 million, respectively, were variable lease payments.

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

At the inception of a new lease, the Company establishes an operating or finance lease asset and operating or finance lease liability calculated as the present value of future minimum lease payments. As the Company’s leases do not provide an implicit rate, the Company calculates a discount rate that approximates its incremental borrowing rate available at lease commencement in order to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of June 30, 2023. There are no operating or finance leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of June 30, 2023, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases were as follows (in thousands):

2023	$2,216
2024	4,819
2025	4,798
2026	4,787
2027	4,789
Thereafter	239,130
Total undiscounted lease payments	$260,539
Less: Interest	(155,843)
Present value of lease liabilities	$104,696

Lease costs consisted of the following for the six months ended June 30, 2023 (in thousands):

Fixed lease cost	$1,649
Variable lease cost	672
Total lease cost	$2,321

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended June 30, 2023 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of June 30, 2023 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$18,615	5.1%
Northside Hospital	16,409	4.5%
UofL Health - Louisville, Inc.	14,637	4.0%
HonorHealth	11,310	3.1%
US Oncology	11,024	3.0%
Remaining portfolio	294,395	80.3%
Total	$366,390	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.7% of its total ABR as of June 30, 2023. Total ABR from CommonSpirit-affiliated tenants totals 14.9%, including the affiliate disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of June 30, 2023:

State	Total ABR	Percent of ABR
Texas	$49,041	13.4%
Georgia	26,949	7.4%
Florida	25,667	7.0%
Indiana	23,729	6.5%
Arizona	21,668	5.9%
Other	219,336	59.8%
Total	$366,390	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for earnings per share - basic:
Net income	$13,085	$17,932	$23,754	$31,875
Net income attributable to noncontrolling interests:
Operating Partnership	(515)	(886)	(938)	(1,578)
Partially owned properties	(26)	(155)	(70)	(314)
Numerator for earnings per share - basic	$12,544	$16,891	$22,746	$29,983
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$12,544	$16,891	$22,746	$29,983
Noncontrolling interest - Operating Partnership income	515	886	938	1,578
Numerator for earnings per share - diluted	$13,059	$17,777	$23,684	$31,561
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	238,399,653	225,617,275	237,944,378	225,344,756
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	9,838,203	11,914,523	9,840,200	11,913,318
Restricted common shares	49,891	52,843	112,101	102,651
Restricted share units	940,474	1,422,332	1,173,018	1,377,740
Denominator for earnings per share - diluted:	249,228,221	239,006,973	249,069,697	238,738,465
Earnings per share - basic	$0.05	$0.07	$0.10	$0.13
Earnings per share - diluted	$0.05	$0.07	$0.10	$0.13

Note 15. Subsequent Events

On July 20, 2023, the Company closed on the acquisition of an outpatient medical facility in Palos Heights, Illinois for approximately $2.6 million.

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

Second Quarter Highlights:

•Reported second quarter 2023 total revenue of $135.1 million, an increase of 2.2% over the prior year period.
•Reported net income of $13.1 million for the second quarter ended June 30, 2023, a decrease of 27.0% over the prior year period, and second quarter net income per share of $0.05 on a fully diluted basis.
•Generated second quarter Normalized Funds From Operations (“Normalized FFO”) of $0.25 per share on a fully diluted basis.
•Completed $49.8 million in investments, including the funding of previous loan commitments.
•Second quarter Outpatient Medical Same-Store Cash Net Operating Income growth was 0.8% year-over-year.
•Declared a quarterly dividend of $0.23 per share and OP Unit for the second quarter 2023, paid on July 18, 2023.
•Closed on a $400.0 million five-year term loan that, with the effect of related swaps, bears interest at an all-in fixed rate of 4.693%.

Overview

We are a self-managed health care real estate company organized in April 2013 to acquire, selectively develop, own, and manage health care properties that are leased to physicians, hospitals, and health care delivery systems. We invest in real estate that is integral to providing high quality health care services. Our properties are typically located on a campus with a hospital or other health care facilities or strategically affiliated with a hospital or other health care facilities. We believe the impact of government programs and continuing trends in the health care industry create attractive opportunities for us to invest in health care related real estate. In particular, we believe the demand for health care will continue to increase as a result of the aging population as older persons generally utilize health care services at a rate well in excess of younger people. Our management team has significant public health care REIT experience and has long-established relationships with physicians, hospitals, and health care delivery system decision makers that we believe will provide quality investment and growth opportunities. Our principal investments include outpatient medical facilities, outpatient treatment facilities, as well as other real estate integral to health care providers. In recent years, we have seen increased competition for health care properties, and we expect this trend to continue. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing dividends and potential long-term appreciation in the value of our properties and our common shares.

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $5.8 billion as of June 30, 2023. As of June 30, 2023, our consolidated portfolio consisted of 277 health care properties located in 32 states with approximately 15,625,828 net leasable square feet, which were approximately 95% leased with a weighted average remaining lease term of approximately 5.4 years. As of June 30, 2023, approximately 91% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of June 30, 2023 were from absolute net and triple net leases, pursuant to which the tenants are responsible for operating expenses subject to specific lease terms relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 6% of the ABR payments from our properties as of June 30, 2023 were from modified gross leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. However, certain of the Company’s leases contain annual rent escalators indexed to changes in the Consumer Price Index (“CPI”), often with a floor or ceiling. As of June 30, 2023, approximately 5.7% of the

Company’s annual rent escalators had CPI provisions. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of outpatient medical facilities and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of June 30, 2023, leases representing approximately 2.3%, 5.7%, and 7.2% of leased square feet will expire in 2023, 2024, and 2025, respectively.

We intend to grow our portfolio of high-quality outpatient medical facilities leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new health care facilities through joint venture or fee arrangements with health care real estate developers or health system development professionals. Generally, we expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on outpatient medical facilities and ambulatory surgery centers.

We believe that trends such as shifting consumer preferences, limited space in hospitals, the desire of patients and health care providers to limit non-essential services provided in a hospital setting, and cost considerations, continue to drive the industry towards performing more procedures in outpatient facilities versus the hospital setting. As these trends continue, we believe that demand for outpatient medical facilities and similar health care properties away from hospital settings and in convenient locations to patients will continue to rise. We intend to exploit this trend and seek outpatient properties consistent with our investment philosophy and strategies.

While not our focus, we may choose to invest opportunistically in life science facilities, senior housing properties, skilled nursing facilities, specialty hospitals, behavioral health facilities, and treatment centers. Consistent with our qualification as a REIT, we may also opportunistically invest in companies that provide health care services, and in joint venture entities with operating partners, structured to comply with the REIT Investment Diversification Act of 2007.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of June 30, 2023, owned approximately 96.0% of the OP Units. As of July 27, 2023, there were 238,454,396 common shares outstanding.

Key Transactions in Second Quarter 2023

Investment Activity

During the second quarter ended June 30, 2023, the Company completed the acquisition of two outpatient medical facilities and two medical condominium units for a purchase price of $34.6 million. Additionally, the Company funded an aggregated of $7.0 million on a new term loan, previously announced loan commitments, and other investments. The Company contributed $2.0 million to the Davis Joint Venture to fund additional purchase consideration related to the venture’s acquisitions, $1.9 million of additional purchase consideration under two earn-out agreements. Additionally, the Company funded construction in progress of $4.3 million, resulting in total investment activity of approximately $49.8 million as of June 30, 2023.

El Paso Seller Financing Loan Update

On June 30, 2023, the Company received payment in full for a term loan related to the Foundation El Paso Surgical Hospital, which the Company previously owned. The $27.6 million loan originated in conjunction with the Company’s sale of the facility in October 2019 and yielded interest at a rate of 14.0% per year at the time of payoff.

Capital Activity

At the Company’s Annual Meeting held on May 3, 2023, shareholders approved the Amended and Restated 2013 Plan. The Amended and Restated 2013 Plan increased the number of common shares authorized for issuance to a total of 11,000,000 and extended the term of the plan from 2029 to 2033, among other changes.

On May 24, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amendment to the Credit Agreement, which added a new $400 million unsecured term loan with a scheduled maturity date of May 24, 2028 and expanded the accordion feature, which allows the Operating Partnership to increase borrowing capacity under the Credit Agreement by up to an additional $500 million, subject to customary terms and conditions, for a maximum aggregate principal amount of all revolving commitments and term loans under the Credit Agreement of $1.9 billion.

On May 24, 2023, the Operating Partnership borrowed $400 million under the term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate currently equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR as defined in the Credit Agreement. The Company simultaneously entered into fixed-for-floating interest rate swaps for the full borrowing amount under the term loan, fixing the Daily Simple SOFR component of the borrowing rate at 3.593%, for an all-in fixed rate of 4.693%. Both the borrowing and the fixed-for-floating rate swaps have a maturity date of May 24, 2028. A portion of the proceeds from the term loan were used to repay all amounts outstanding on the unsecured revolving credit facility.

Recent Developments

Quarterly Distribution

On June 16, 2023, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended June 30, 2023. The dividend was paid on July 18, 2023, to common shareholders and OP Unit holders of record as of the close of business on July 5, 2023.

Recent Events

On July 20, 2023, the Company closed on the acquisition of an outpatient medical facility in Palos Heights, Illinois for approximately $2.6 million.

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022.

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	2023	2022	Change	%
Revenues:
Rental and related revenues	$131,178	$129,328	$1,850	1.4%
Interest income on real estate loans and other	3,922	2,839	1,083	38.1%
Total revenues	135,100	132,167	2,933	2.2%
Expenses:
Interest expense	20,634	17,234	3,400	19.7%
General and administrative	10,162	10,028	134	1.3%
Operating expenses	45,075	42,681	2,394	5.6%
Depreciation and amortization	47,946	47,702	244	0.5%
Total expenses	123,817	117,645	6,172	5.2%
Income before equity in gain (loss) of unconsolidated entities and gain on sale of investment properties, net:	11,283	14,522	(3,239)	(22.3)%
Equity in gain (loss) of unconsolidated entities	1,802	(224)	2,026	NM
Gain on sale of investment properties, net	—	3,634	(3,634)	NM
Net income	$13,085	$17,932	$(4,847)	(27.0)%
NM = Not Meaningful

Revenues

Total revenues increased $2.9 million, or 2.2%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $1.9 million, or 1.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Rental and related revenues were comprised of the following based upon contractual billing terms (in thousands):

	2023	2022	Change	%
Rental revenues	$93,615	$93,492	$123	0.1%
Expense recoveries	37,563	35,836	1,727	4.8%
Rental and related revenues	$131,178	$129,328	$1,850	1.4%

Rental revenues increased $0.1 million, or 0.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Rental revenues increased $1.7 million from properties acquired in 2023 and 2022. This increase was partially offset by a decrease of $1.6 million related to properties sold in 2023 and 2022.

Expense recoveries increased $1.7 million, or 4.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Expense recoveries increased $1.0 million due to higher reimbursable operating expenses on our existing portfolio and $0.7 million from properties acquired in 2023 and 2022.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.1 million, or 38.1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Interest income on real estate loans and other increased by $1.0 million due to interest earned on the remaining proceeds of $214.0 million from our new $400.0 million term loan.

Expenses

Total expenses increased $6.2 million, or 5.2%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. An analysis of selected expenses follows.

Interest expense. Interest expense increased $3.4 million, or 19.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest expense increased $2.6 million due to the new $400 million term loan executed on May 24, 2023. Interest expense also increased $2.2 million due to higher weighted average effective interest rates on our variable debt. These increases were partially offset by an increase of $1.0 million of proceeds from the Company’s outstanding interest rate swaps and $0.4 million due to lower debt balances on our credit facility.

General and administrative. General and administrative expenses increased $0.1 million, or 1.3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to higher travel costs of $0.1 million.

Operating expenses. Operating expenses increased $2.4 million, or 5.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Operating expenses on the existing portfolio increased by $1.6 million, or 3.8% quarter over quarter, mainly due to higher maintenance costs of $1.3 million and property management costs of $0.3 million. Operating expenses from properties acquired in 2023 and 2022 increased by $0.8 million.

Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 0.5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Depreciation and amortization increased $1.1 million for properties purchased in 2023 and 2022. These increases were partially offset by $0.5 million related to properties sold during 2023 and 2022, and $0.4 million related to our existing portfolio primarily due to fully amortized lease intangibles.

Equity in gain (loss) of unconsolidated entities. Equity in gain (loss) of unconsolidated entities increased $2.0 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was due to a $1.8 million gain on our share of the sale of two assets held within our unconsolidated joint venture portfolio.

Gain on sale of investment properties, net. During the three months ended June 30, 2022, we sold one property containing 17,213 net leasable square feet located in Ohio for approximately $6.4 million, realizing a net gain of approximately $3.7 million.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022.

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022	Change	%
Revenues:
Rental and related revenues	$262,576	$257,119	$5,457	2.1%
Interest income on real estate loans and other	6,868	5,438	1,430	26.3%
Total revenues	269,444	262,557	6,887	2.6%
Expenses:
Interest expense	39,787	34,057	5,730	16.8%
General and administrative	21,362	20,321	1,041	5.1%
Operating expenses	90,469	84,433	6,036	7.1%
Depreciation and amortization	95,623	94,962	661	0.7%
Total expenses	247,241	233,773	13,468	5.8%
Income before equity in gain (loss) of unconsolidated entities and gain on sale of investment properties, net:	22,203	28,784	(6,581)	(22.9)%
Equity in gain (loss) of unconsolidated entities	1,538	(390)	1,928	NM
Gain on sale of investment properties, net	13	3,481	(3,468)	NM
Net income	$23,754	$31,875	$(8,121)	(25.5)%

Revenues

Total revenues increased $6.9 million, or 2.6%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $5.5 million, or 2.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Rental and related revenues were comprised of the following based on contractual billing terms (in thousands):

	2023	2022	Change	%
Rental revenues	$187,158	$186,157	$1,001	0.5%
Expense recoveries	75,418	70,962	4,456	6.3%
Rental and related revenues	$262,576	$257,119	$5,457	2.1%

Rental revenues increased $1.0 million, or 0.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Rental revenues increased $3.4 million from properties acquired in 2023 and 2022, and $0.8 million from our existing portfolio. This increase was partially offset by a decrease of $3.0 million related to properties sold in 2023 and 2022.

Expense recoveries increased $4.5 million, or 6.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Expense recoveries increased $3.0 million due to an increase in reimbursable operating expenses from our existing portfolio, and $1.6 million from properties acquired in 2023 and 2022. These increases were partially offset by $0.1 million related to properties sold in 2023 and 2022.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.4 million, or 26.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Interest income on real estate loans and other increased by $1.0 million due to interest earned on the remaining proceeds of $214.0 million from our new $400.0 million term loan, and $0.3 million due to higher average real estate loan balances in 2023 compared to 2022.

Expenses

Total expenses increased by $13.5 million, or 5.8%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. An analysis of selected expenses follows.

Interest expense. Interest expense increased $5.7 million, or 16.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Interest expense increased $5.5 million due to higher weighted average effective interest rates on our variable debt. Interest expense also increased $2.6 million due to the new $400 million term loan executed on May 24, 2023. These increases were partially offset by an increase of $1.4 million of proceeds from the Company’s outstanding interest rate swaps, $0.7 million due to lower debt balances on our credit facility, and $0.3 million less interest expense from the repayment of our $15.0 million senior unsecured notes in 2023.

General and administrative. General and administrative expenses increased $1.0 million, or 5.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily attributable to increased payroll and benefits of $0.5 million, inclusive of non-cash compensation of $0.3 million, and higher professional fees and marketing costs of $0.4 million.

Operating expenses. Operating expenses increased $6.0 million, or 7.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Operating expenses on the existing portfolio increased by $4.4 million, or 5.3% year over year, mainly due to additional building maintenance costs of $2.7 million, utility charges of $1.0 million, property administration costs of $0.5 million, and insurance expense of $0.1 million. Net operating expenses from properties acquired in 2023 and 2022 also increased by $1.6 million.

Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 0.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Depreciation and amortization increased $2.3 million for properties purchased in 2023 and 2022. These increases were partially offset by $1.0 million from properties sold during 2023 and 2022, and $0.6 million from our existing portfolio primarily due to fully amortized lease intangibles.

Equity in gain (loss) of unconsolidated entities. The $1.9 million change in equity in loss of unconsolidated entities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily due to a $1.8 million gain on our share of the sale of two assets held within our unconsolidated joint venture portfolio.

Gain on sale of investment properties, net. During the six months ended June 30, 2023, we sold one property in Pennsylvania containing 30,000 square feet for approximately $2.6 million, realizing an insignificant gain. During the six months ended June 30, 2022, we sold two properties with 27,210 net leasable square feet in two states for approximately $8.4 million, recognizing a net gain of $3.5 million.

Cash Flows

Six months ended June 30, 2023 compared to the six months ended June 30, 2022 (in thousands).

	2023	2022
Cash provided by operating activities	$145,785	$139,498
Cash used in investing activities	(48,578)	(47,211)
Cash provided by (used in) financing activities	140,723	(101,762)
Increase (decrease) in cash and cash equivalents	$237,930	$(9,475)

Cash flows from operating activities. Cash flows provided by operating activities were $145.8 million during the six months ended June 30, 2023 compared to $139.5 million during the six months ended June 30, 2022, representing an increase of $6.3 million. The increase in cash provided by operating activities is primarily due to the timing of payment on our tenant receivables and accrued expenses and other liabilities.

Cash flows from investing activities. Cash flows used in investing activities was $48.6 million during the six months ended June 30, 2023 compared to cash flows provided by investing activities of $47.2 million during the six months ended June 30, 2022, representing a change of $1.4 million. The change in cash used in investing activities was primarily due to net cash spent on the development of real estate and capital expenditures, which increased by $3.2 million, and the net cash spent on acquisitions and sales of investment property, totaling $0.3 million. This was partially offset by net real estate loan payoffs which provided an increase in cash of $2.0 million.

Cash flows from financing activities. Cash flows provided by financing activities was $140.7 million during the six months ended June 30, 2023 compared to cash flows used by financing activities of $101.8 million during the six months ended June 30, 2022, representing a change of $242.5 million. The change in cash provided by financing activities was primarily due to an increase in proceeds from credit facility borrowings of $366.0 million, an increase in the sale of common shares pursuant to the ATM Program of $42.6 million, an increase in contributions from noncontrolling interests of $7.6 million, and a decrease of distributions to noncontrolling interests of $1.0 million. These sources of cash were partially offset by an increase in paydowns under the credit facility of $149.0 million, the repayment of senior unsecured notes of $15.0 million, an increase of dividends paid to shareholders of $5.8 million, an increase in debt issuance costs of $3.8 million, and an increase of $1.6 million for payments of employee taxes withheld for stock-based compensation.

Non-GAAP Financial Measures

This report includes Funds From Operations (“FFO”), Normalized FFO, Normalized Funds Available For Distribution (“FAD”), Net Operating Income (“NOI”), Cash NOI, Outpatient Medical Same-Store Cash NOI, Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre, which are non-GAAP financial measures. For purposes of Item 10(e) of Regulation S-K promulgated under the Securities Act, a non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the company, or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. As used in this report, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Item 10(e) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the Securities Act”), we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$13,085	$17,932	$23,754	$31,875
Earnings per share - diluted	$0.05	$0.07	$0.10	$0.13

Net income	$13,085	$17,932	$23,754	$31,875
Net income attributable to noncontrolling interests - partially owned properties	(26)	(155)	(70)	(314)
Depreciation and amortization expense	47,834	47,589	95,394	94,738
Depreciation and amortization expense - partially owned properties	(140)	(70)	(278)	(140)
Gain on sale of investment properties, net	—	(3,634)	(13)	(3,481)
Proportionate share of unconsolidated joint venture adjustments	422	2,350	2,728	4,733
FFO applicable to common shares	$61,175	$64,012	$121,515	$127,411
Proportionate share of unconsolidated joint venture adjustments	—	(270)	—	(278)
Normalized FFO applicable to common shares	$61,175	$63,742	$121,515	$127,133

FFO per common share - diluted	$0.25	$0.27	$0.49	$0.53
Normalized FFO per common share - diluted	$0.25	$0.27	$0.49	$0.53

Weighted average common shares outstanding - diluted	249,228,221	239,006,973	249,069,697	238,738,465

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$13,085	$17,932	$23,754	$31,875
Normalized FFO applicable to common shares	$61,175	$63,742	$121,515	$127,133

Normalized FFO applicable to common shares	$61,175	$63,742	$121,515	$127,133
Non-cash share compensation expense	3,655	3,798	8,322	8,051
Straight-line rent adjustments	(701)	(1,727)	(1,936)	(3,881)
Amortization of acquired above/below-market leases/assumed debt	1,119	1,301	2,254	2,640
Amortization of lease inducements	242	225	471	450
Amortization of deferred financing costs	696	579	1,265	1,158
Recurring capital expenditures and lease commissions	(5,790)	(6,868)	(11,576)	(12,531)
Loan reserve adjustments	7	4	10	7
Proportionate share of unconsolidated joint venture adjustments	(226)	(66)	(445)	(497)
Normalized FAD applicable to common shares	$60,177	$60,988	$119,880	$122,530

NOI, Cash NOI, and Outpatient Medical Same-Store Cash NOI

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

Outpatient Medical Same-Store Cash NOI is a non-GAAP financial measure which excludes from Cash NOI assets not held for the entire preceding five quarters, non-outpatient medical facility assets, and other normalizing items not specifically related to the same-store property portfolio. Management considers Outpatient Medical Same-Store Cash NOI a supplemental measure because it allows investors, analysts, and Company management to measure unlevered property-level operating results. Our use of the term Outpatient Medical Same-Store Cash NOI may not be comparable to that of other real estate companies, as such other companies may have different methodologies for computing this amount.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and Outpatient Medical Same-Store Cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$13,085	$17,932	$23,754	$31,875
General and administrative	10,162	10,028	21,362	20,321
Depreciation and amortization expense	47,946	47,702	95,623	94,962
Interest expense	20,634	17,234	39,787	34,057
Gain on sale of investment properties, net	—	(3,634)	(13)	(3,481)
Proportionate share of unconsolidated joint venture adjustments	1,758	3,404	5,402	6,826
NOI	$93,585	$92,666	$185,915	$184,560

NOI	$93,585	$92,666	$185,915	$184,560
Straight-line rent adjustments	(701)	(1,727)	(1,936)	(3,881)
Amortization of acquired above/below-market leases	1,119	1,301	2,254	2,650
Amortization of lease inducements	242	225	471	450
Loan reserve adjustments	7	4	10	7
Proportionate share of unconsolidated joint venture adjustments	(84)	(99)	(192)	(170)
Cash NOI	$94,168	$92,370	$186,522	$183,616

Cash NOI	$94,168	$92,370
Assets not held for all periods	(1,569)	(1,770)
Non-outpatient medical facilities	(2,804)	(2,850)
Lease termination fees	(16)	(182)
Interest income on real estate loans	(2,512)	(2,248)
Joint venture and other income	(4,915)	(3,634)
Outpatient Medical Same-Store Cash NOI	$82,352	$81,686

EBITDAre and Adjusted EBITDAre

We calculate EBITDAre in accordance with standards established by Nareit and define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, gain or loss on the sale of investment properties, and impairment loss, including our share of all required adjustments from unconsolidated joint ventures. We define Adjusted EBITDAre, which excludes from EBITDAre non-cash share compensation expense, non-cash changes in fair value, pursuit costs, non-cash intangible amortization, corporate high yield interest income, the pro forma impact of investment activity, and other normalizing items. We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,
	2023	2022
Net income	$13,085	$17,932
Depreciation and amortization expense	47,946	47,702
Interest expense	20,634	17,234
Gain on sale of investment properties, net	—	(3,634)
Proportionate share of unconsolidated joint venture adjustments	1,738	3,674
EBITDAre	$83,403	$82,908
Non-cash share compensation expense	3,655	3,798
Pursuit costs	195	93
Non-cash intangible amortization	1,361	1,525
Corporate high yield interest income	(977)	—
Proportionate share of unconsolidated joint venture adjustments	—	(270)
Pro forma adjustments for investment activity	(593)	280
Adjusted EBITDAre	$87,044	$88,334

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

As of June 30, 2023, we had a total of $245.7 million of cash and cash equivalents and $1.0 billion of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financing of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Internal Revenue Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

Our ability to access capital in a timely and cost-effective manner is essential to the success of our business strategy as it affects our ability to satisfy existing obligations, including repayment of maturing indebtedness, and to make future investments and acquisitions. Factors such as general market conditions, interest rates, credit ratings on our debt and equity securities, expectations of our potential future earnings and cash distributions, and the market price of our common shares, each of which are beyond our control and vary or fluctuate over time, all impact our access to and cost of capital. In particular, to the extent interest rates continue to rise, we may continue to experience a decline in the trading price of our common shares, which may impact our decision to conduct equity offerings for capital raising purposes. We have experienced and will likely continue to experience higher borrowing costs as interest rates rise, which may also impact our decisions to incur additional indebtedness, or to engage in transactions that we may need to fund through borrowing. We expect to continue to utilize equity and debt financing to support our future growth and investment activity.

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

On May 24, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amendment to the Credit Agreement, which added a new $400 million unsecured term loan with a scheduled maturity date of May 24, 2028, expanded the accordion feature, and allows the Operating Partnership to increase borrowing capacity under the Credit Agreement by up to an additional $500 million, subject to customary terms and conditions, for a maximum aggregate principal amount of all revolving commitments and term loans under the Credit Agreement of $1.9 billion. On the same day, the Operating Partnership borrowed $400 million under the 5-year term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR. The Company simultaneously entered into fixed-for-floating interest rate swaps for the full borrowing amount under the term loan, fixing the Daily Simple SOFR (as defined in the Credit Agreement) component of the borrowing rate to 3.593%, for a all-in fixed rate of 4.693%. Both the borrowing and the fixed-for-floating rate swaps have a maturity date of May 24, 2028. A portion of the proceeds from the term loan were used to repay all amounts outstanding on the unsecured revolving credit facility.

As of June 30, 2023, the Company did not have any borrowings outstanding under its $1.0 billion unsecured revolving credit facility, as defined by the Credit Agreement. The credit facility contains a term loan feature that allows the Company to borrow in a single drawing up to $400 million and provides an accordion feature that allows the Company to increase borrowing capacity by up to an additional $500 million, subject to customary terms and conditions for a maximum aggregate principal amount of all revolving commitments and term loans under the Credit Agreement of $1.9 billion. As of June 30, 2023 the Company had $400 million of borrowings outstanding under the term loan feature of the Credit Agreement. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of June 30, 2023, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

ATM Program

In May 2021, the Company entered into the Sales Agreement, pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million. In accordance with the Sales Agreement, the Trust may offer and sell its common shares through the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. As of June 30, 2023, the Trust has $158.6 million remaining available under the ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of June 30, 2023, the Company had issued 224,152 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we have investments in two unconsolidated joint ventures with ownership interests of 46.5% and 12.3%, respectively. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $764.2 million (of which our proportionate share is approximately $139.1 million). See Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2022 Annual Report for the fiscal year ended December 31, 2022 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of four interest rate swaps. See Note 7 (Derivatives) in Part I, Item I of this report and Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2022 Annual Report for further detail on our interest rate swap.

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

Fixed Interest Rate Debt

As of June 30, 2023, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 73.3% of our total consolidated debt, excluding the impact of the interest rate swap. We entered into fixed-for-floating interest rate swaps for the full borrowing amount of our $400.0 million term loan, fixing the Daily Simple SOFR (as defined in the Credit Agreement) component of the borrowing rate to 3.593%, for an all-in fixed rate as of June 30, 2023 of 4.693%. Both the borrowing and the fixed-for-floating rate swaps have a maturity date of May 24, 2028. The Company also holds a pay-fixed receive-variable rate swap for $36.1 million of our mortgage debt, fixing the variable component of the borrowing rate to 1.35%, for an all-in fixed rate as of June 30, 2023 of 3.25%. Both the borrowing and pay-fixed receive-variable swap have a maturity date of October 31, 2024.

Assuming the effects of our interest rate swap agreements, our fixed interest rate debt would represent 94.8% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of June 30, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.3 billion and $1.5 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2023. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of June 30, 2023, our consolidated variable interest rate debt totaled $541.0 million, which represented 26.7% of our total consolidated debt. Assuming the effects of our interest rate swap agreements, our variable interest rate debt would represent 5.2% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of June 30, 2023, we were exposed to market risks related to fluctuations in interest rates on $104.9 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if LIBOR and SOFR were to change by 100 basis points, interest expense on our variable rate debt as of June 30, 2023 would change by approximately $0.1 million and $1.0 million annually, respectively.

Derivative Instruments

As of June 30, 2023, we had four outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $436.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace the swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of June 30, 2023, we had total consolidated indebtedness of approximately $2.0 billion. The weighted average interest rate on our consolidated indebtedness was 4.04% (based on the 30-day LIBOR rate of 5.18% and a SOFR rate of 5.09% as of June 30, 2023). As of June 30, 2023, we had approximately $104.9 million, or approximately 5.2%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of June 30, 2023.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and the Trust’s internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and the Trust’s internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From time to time the Operating Partnership issues OP Units to the Trust, as required by the Second Amended and Restated Agreement of Limited Partnership, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended June 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	5,000	(1)	$14.45	N/A	N/A
May 1, 2023 - May 31, 2023	—		—	N/A	N/A
June 1, 2023 - June 30, 2023	10,683	(2)	13.99	N/A	N/A
Total	15,683		$14.14	—	—
(1)Represents OP Units redeemed by holders in exchange for cash.
(2)Represents repurchased common shares to satisfy employee withholding tax obligations related to stock-based compensation.

Item 5.                       Other Information

On August 1, 2023, the Trust’s Board of Trustees approved amendments to the Trust’s bylaws (as so amended and restated, the “Bylaws”), effective as of such date, to implement proxy access and to add or revise various provisions related to shareholder nominations of trustees, among other changes.

Article II, Section 12 has been added to the Bylaws to permit a nominating shareholder, or a group of up to 20 shareholders, owning at least 3% of the Trust’s common shares of beneficial interest, $0.01 par value per share, for at least three continuous years, to nominate and include in the Trust’s proxy materials up to the greater of two individuals or 20% of the Board of Trustees as trustee nominees, provided that the nominating shareholder(s) and the trustee nominee(s) satisfy the procedural, eligibility and disclosure requirements specified in the Bylaws. The procedural and eligibility requirements set forth in Article II, Section 12 of the Bylaws include a requirement that, subject to certain exceptions, a notice of proxy access nomination must be received by the Secretary of the Trust at the principal executive office of the Trust no earlier than the 150th day and no later than the 120th day prior to the first anniversary of the date of the Trust’s proxy statement for the previous year’s annual meeting of shareholders. Article 11, Section 12 of the Bylaws also includes requirements that the nominating shareholder(s) and the trustee nominee(s) provide certain information, representations and agreements to the Trust in order to be eligible for proxy access.

The Bylaws were also amended to reflect certain procedural requirements for shareholder nominations of trustees, including with respect to Rule 14a-19 under the Exchange Act. In particular, the advance notice provisions of the Bylaws were amended to, among other things, (i) require a shareholder and proposed trustee nominee(s) to comply with Rule 14a-19 under the Exchange Act, including that any such shareholder solicit holders of at least 67% of shares entitled to vote on the election of trustees, (ii) require a shareholder to provide additional information regarding the shareholder and trustee nominee(s), and make certain representations and undertakings, (iii) prohibit a shareholder from nominating more trustee nominees than the number of trustees to be elected at the annual meeting of shareholders or substituting or replacing a nominee (unless the substitute or replacement fulfills the obligations set forth in the Bylaws, including compliance with any applicable deadlines) and (iv) require a shareholder to appear in person or by proxy at a meeting of shareholders to present the trustee nominee(s) and to use a proxy card color other than white.

The foregoing summary of the amendments to the Bylaws is qualified in its entirety by reference to the copy of the Bylaws filed herewith as Exhibit 3.1.

Item 6.                                 Exhibits

Exhibit No.		Description
3.1	(1)	Amended and Restated Bylaws, as amended through August 1, 2023.
10.1	(2)	Physicians Realty Trust Amended and Restated 2013 Equity Incentive Plan, eﬀective May 3, 2023.
10.2	(3)
Second Amendment to Third Amended and Restated Credit Agreement, dated May 24, 2023, among Physicians Realty L.P., as Borrower, Physicians Realty Trust, as Guarantor, KeyBank National Association, as Administrative Agent, and the Lenders party thereto.

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

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2023 (File No. 001-36007).

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on May 4, 2023 (File No. 001-36007).

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on May 25, 2023 (File No. 001-36007).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: August 4, 2023	/s/ John T. Thomas
John T. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)