Form 10-Q
period 2023-09-30
Physicians Realty Trust
filed 2023-10-30
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of Physicians Realty Trust’s common shares outstanding as of October 27, 2023 was 238,487,448.

PHYSICIANS REALTY TRUST

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2023

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

•changes in our business or strategy;

•risks associated with the Company Merger and the Partnership Merger (each as defined below and collectively, the “Mergers”), including our ability to consummate the Mergers on the proposed terms or on the anticipated timeline, or at all, and unanticipated difficulties or expenditures relating to the Mergers, potential difficulties in employee retention as a result of the Mergers, the occurrence of any event, change or other circumstances that could give rise to the termination of the Mergers and the outcome of legal proceedings instituted against us, our trustees and others related to the Mergers;

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

•our failure to generate sufficient cash flows to, subject to the restrictions in the Merger Agreement (as defined below), service, pay down, or refinance our indebtedness or make distributions on our common shares;

•fluctuations and increases in interest rates and operating costs;

•the availability, terms, and issuance of debt and equity capital, including our unsecured revolving credit facility, in each case, subject to the restrictions in the Merger Agreement;

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “Commission”) on February 24, 2023 (the “2022 Annual Report”) and Part II, Item 1A of this report.

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to Physicians Realty Trust (the “Trust”), a Maryland real estate investment trust, and Physicians Realty L.P. (the “Operating Partnership”), a Delaware limited partnership and the consolidated subsidiary of the Trust through which we conduct our business.

PART I.                         Financial Information
Item 1.                             Financial Statements
Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investment properties:
Land and improvements	$249,468	$241,559
Building and improvements	4,703,606	4,659,780
Construction in progress	41,722	18,497
Tenant improvements	95,447	88,640
Acquired lease intangibles	509,468	505,335
	5,599,711	5,513,811
Accumulated depreciation	(1,140,208)	(996,888)
Net real estate property	4,459,503	4,516,923
Right-of-use lease assets, net	227,967	231,225
Real estate loans receivable, net	79,883	104,973
Investments in unconsolidated entities	72,069	77,716
Net real estate investments	4,839,422	4,930,837
Cash and cash equivalents	195,772	7,730
Tenant receivables, net	11,131	11,503
Other assets	166,142	146,807
Total assets	$5,212,467	$5,096,877
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$393,090	$188,328
Notes payable	1,451,536	1,465,437
Mortgage debt	127,630	164,352
Accounts payable	4,933	4,391
Dividends and distributions payable	60,928	60,148
Accrued expenses and other liabilities	95,637	87,720
Lease liabilities	104,802	105,011
Acquired lease intangibles, net	23,170	24,381
Total liabilities	2,261,726	2,099,768

Redeemable noncontrolling interests - partially owned properties	3,066	3,258

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 238,482,769 and 233,292,030 common shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,385	2,333
Additional paid-in capital	3,817,545	3,743,876
Accumulated deficit	(1,012,869)	(881,672)
Accumulated other comprehensive income	15,216	5,183
Total shareholders’ equity	2,822,277	2,869,720
Noncontrolling interests:
Operating Partnership	116,079	123,015
Partially owned properties	9,319	1,116
Total noncontrolling interests	125,398	124,131
Total equity	2,947,675	2,993,851
Total liabilities and equity	$5,212,467	$5,096,877
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental and related revenues	$134,520	$128,636	$397,096	$385,755
Interest income on real estate loans and other	4,027	2,877	10,895	8,315
Total revenues	138,547	131,513	407,991	394,070
Expenses:
Interest expense	20,050	18,299	59,837	52,356
General and administrative	9,771	10,079	31,133	30,400
Operating expenses	47,625	43,647	138,094	128,080
Depreciation and amortization	47,932	47,040	143,555	142,002
Total expenses	125,378	119,065	372,619	352,838
Income before equity in (loss) gain of unconsolidated entities and gain on sale of investment properties, net:	13,169	12,448	35,372	41,232
Equity in (loss) gain of unconsolidated entities	(278)	(62)	1,260	(452)
Gain on sale of investment properties, net	—	53,894	13	57,375
Net income	12,891	66,280	36,645	98,155
Net income attributable to noncontrolling interests:
Operating Partnership	(505)	(3,252)	(1,443)	(4,830)
Partially owned properties (1)	(51)	(70)	(121)	(384)
Net income attributable to common shareholders	$12,335	$62,958	$35,081	$92,941
Net income per share:
Basic	$0.05	$0.28	$0.15	$0.41
Diluted	$0.05	$0.28	$0.15	$0.41
Weighted average common shares:
Basic	238,480,299	226,529,041	238,124,981	225,743,856
Diluted	249,445,312	239,898,462	249,226,913	239,145,383

Dividends and distributions declared per common share	$0.23	$0.23	$0.69	$0.69
(1)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,891	$66,280	$36,645	$98,155
Other comprehensive income:
Change in fair value of interest rate swap agreements, net	7,697	1,753	11,796	6,215
Reclassification of accumulated gains on interest rate swap to earnings	(1,763)	—	(1,763)	—
Total other comprehensive income	5,934	1,753	10,033	6,215
Comprehensive income	18,825	68,033	46,678	104,370
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(739)	(3,336)	(1,839)	(5,137)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(51)	(70)	(121)	(384)
Comprehensive income attributable to common shareholders	$18,035	$64,627	$44,718	$98,849

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands) (Unaudited)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Operating Partnership Noncontrolling Interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$2,333	$3,743,876	$(881,672)	$5,183	$2,869,720	$123,015	$1,116	$124,131	$2,993,851
Net proceeds from sale of common shares	44	65,769	—	—	65,813	—	—	—	65,813
Restricted share award grants, net	5	(1,127)	(408)	—	(1,530)	—	—	—	(1,530)
Conversion of OP Units	2	2,417	—	—	2,419	(2,419)	—	(2,419)	—
Dividends/distributions declared	—	—	(54,912)	—	(54,912)	(2,263)	—	(2,263)	(57,175)
Contributions	—	—	—	—	—	—	7,884	7,884	7,884
Distributions	—	—	—	—	—	—	(53)	(53)	(53)
Change in fair value of interest rate swap agreements	—	—	—	(1,021)	(1,021)	—	—	—	(1,021)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(431)	—	—	(431)	431	—	431	—
Net income	—	—	10,202	—	10,202	423	64	487	10,689
Balance as of March 31, 2023	$2,384	$3,810,504	$(926,790)	$4,162	$2,890,260	$119,187	$9,011	$128,198	$3,018,458
Net proceeds from sale of common shares	—	294	—	—	294	—	—	—	294
Restricted share award grants, net	1	3,459	(561)	—	2,899	—	—	—	2,899
Purchase of OP Units	—	—	—	—	—	(72)	—	(72)	(72)
Dividends/distributions declared	—	—	(54,936)	—	(54,936)	(2,257)	—	(2,257)	(57,193)
Contributions	—	—	—	—	—	—	287	287	287
Distributions	—	—	—	—	—	—	(52)	(52)	(52)
Change in fair value of interest rate swap agreements	—	—	—	5,120	5,120	—	—	—	5,120
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(393)	—	—	(393)	393	—	393	—
Net income	—	—	12,544	—	12,544	515	59	574	13,118
Balance as of June 30, 2023	$2,385	$3,813,864	$(969,743)	$9,282	$2,855,788	$117,766	$9,305	$127,071	$2,982,859
Restricted share award grants, net	—	3,746	(523)	—	3,223	—	—	—	3,223
Conversion of OP Units	—	350	—	—	350	(350)	—	(350)	—
Dividends/distributions declared	—	—	(54,938)	—	(54,938)	(2,257)	—	(2,257)	(57,195)
Distributions	—	—	—	—	—	—	(53)	(53)	(53)
Reclassification of accumulated gains on interest rate swap to earnings	—	—	—	(1,763)	(1,763)	—	—	—	(1,763)
Change in fair value of interest rate swap agreements	—	—	—	7,697	7,697	—	—	—	7,697
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(415)	—	—	(415)	415	—	415	—
Net income	—	—	12,335	—	12,335	505	67	572	12,907
Balance as of September 30, 2023	$2,385	$3,817,545	$(1,012,869)	$15,216	$2,822,277	$116,079	$9,319	$125,398	$2,947,675

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

Physicians Realty Trust
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$36,645	$98,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	143,555	142,002
Amortization of deferred financing costs	2,028	1,739
Amortization of lease inducements and above/below-market lease intangibles	4,055	4,458
Straight-line rental revenue, net	(2,756)	(5,359)
Amortization of discount on unsecured senior notes	824	794
Amortization of above market assumed debt	—	(10)
Gain on extinguishment of debt	(1,763)	—
Gain on sale of investment properties, net	(13)	(57,375)
Equity in (gain) loss of unconsolidated entities	(1,260)	452
Distributions from unconsolidated entities	5,707	6,077
Change in fair value of derivatives	185	—
Provision for bad debts	571	269
Non-cash share compensation	12,290	12,400
Change in operating assets and liabilities:
Tenant receivables	711	(5,927)
Other assets	(3,019)	(1,455)
Accounts payable	542	(125)
Accrued expenses and other liabilities	7,610	6,258
Net cash provided by operating activities	205,912	202,353
Cash Flows from Investing Activities:
Proceeds from sale of investment properties	2,553	123,179
Acquisition of investment properties, net	(39,282)	(111,587)
Investment in unconsolidated entities, net	(3,671)	(13,349)
Returns of investment in unconsolidated entities	3,737	—
Development of real estate	(12,672)	—
Escrowed cash - acquisition deposits/earnest deposits	—	360
Capital expenditures on investment properties	(31,194)	(29,840)
Investment in real estate loans receivable	(22,272)	(29,618)
Repayment of real estate loans receivable	41,065	22,441
Leasing commissions	(2,588)	(2,766)
Lease inducements	(399)	(500)
Net cash used in investing activities	(64,723)	(41,680)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	65,914	31,446
Proceeds from credit facility borrowings	513,000	239,000
Repayment of credit facility borrowings	(306,000)	(251,000)
Repayment of senior unsecured notes	(15,000)	—
Principal payments on mortgage debt	(36,803)	(15,845)
Payment of debt issuance costs	(3,911)	(67)
Dividends paid - shareholders	(165,491)	(156,854)
Distributions to noncontrolling interests - Operating Partnership	(6,783)	(8,191)
Contributions from noncontrolling interest	8,171	569
Distributions to noncontrolling interests - partially owned properties	(281)	(517)
Payments of employee taxes for withheld stock-based compensation shares	(5,891)	(4,255)
Purchase of OP Units	(72)	(2,323)
Net cash provided by (used in) financing activities	46,853	(168,037)
Net increase (decrease) in cash and cash equivalents	188,042	(7,364)
Cash and cash equivalents, beginning of period	7,730	9,876
Cash and cash equivalents, end of period	$195,772	$2,512
Supplemental disclosure of cash flow information—interest paid during the period	$66,082	$57,977
Supplemental disclosure of noncash activity—change in fair value of interest rate swap agreements	$11,796	$6,215
Supplemental disclosure of noncash activity—conversion of loan receivable in connection to the acquisition of investment property	$5,398	$5,700
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise, the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

Physicians Realty Trust (the “Trust” or the “Company”) was organized in the state of Maryland on April 9, 2013. As of September 30, 2023, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Commission with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

ATM Program

In May 2021, the Trust and the Operating Partnership entered into an At Market Issuance Sales Agreement (the “2021 Sales Agreement”) with KeyBanc Capital Markets Inc., Credit Agricole Securities (USA) Inc., BMO Capital Markets Corp., and Raymond James & Associates, Inc. in their capacity as agents for the Company and/or forward sellers and Stifel, Nicolaus & Company, Incorporated in its capacity as sales agent for the Company (collectively, the “2021 Agents”) and Bank of Montreal, Credit Agricole Corporate and Investments Bank, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. as forward purchasers for the Company (the “2021 Forward Purchasers”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $500 million through the 2021 Agents (the “2021 ATM Program”). The 2021 Sales Agreement contemplates that, in addition to the issuance and sale of the Trust’s common shares through the 2021 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of the 2021 Forward Purchasers.

In August 2023, the Trust and the Operating Partnership entered into an At Market Issuance Sales Agreement (the “2023 Sales Agreement”) with BMO Capital Markets Corp., Credit Agricole Securities (USA) Inc., KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Regions Securities LLC and Stifel, Nicolaus & Company, Incorporated as sales agents for the Company and/or forward sellers (collectively, “2023 Agents”), and Bank of Montreal, Crédit Agricole Corporate and Investment Bank, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Regions Securities LLC and Stifel, Nicolaus & Company, Incorporated (collectively, “2023 Forward Purchasers”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $600 million through the 2023 Agents (the “2023 ATM Program”). The 2023 Sales Agreement contemplates that, in addition to the issuance and sale of the Trust’s common shares through the 2023 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of the 2023 Forward Purchasers. Upon entry into the 2023 Sales Agreement, we terminated the 2021 ATM Program.

During the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, the Trust issued and sold common shares through the 2021 ATM Program as follows (net proceeds in thousands):

	Common shares sold	Weighted average price	Net proceeds
Quarter ended March 31, 2023	4,400,000	$15.10	$65,776
Quarter ended June 30, 2023	—	—	—
Quarter ended September 30, 2023	—	—	—
Year to date	4,400,000	$15.10	$65,776

As of September 30, 2023, the Trust has $600.0 million of common shares remaining available under the 2023 ATM Program. Subsequent to September 30, 2023, in connection with the Merger Agreement, the Trust suspended the 2023 ATM Program.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods ended September 30, 2023 and 2022 pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements included in the Trust’s 2022 Annual Report. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

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

As of September 30, 2023, the Trust held a 96.1% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Dividends and Distributions

On September 21, 2023, the Trust announced that its Board of Trustees authorized, and the Trust declared, a cash dividend of $0.23 per common share for the quarter ended September 30, 2023. The dividend was paid on October 17, 2023, to common shareholders and holders of record of OP Units as of the close of business on October 3, 2023.

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

Real Estate Loans Receivable, Net

Real estate loans receivable consists of nine mezzanine loans, three term loans, and two construction loans as of September 30, 2023. Generally, each mezzanine loan is collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner, each term loan is secured by a mortgage on a related outpatient medical facility, and construction loans are secured by mortgages on the land and the improvements as constructed. The reserve for loan losses was $0.4 million as of September 30, 2023.

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $105.0 million and $101.3 million as of September 30, 2023 and December 31, 2022, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental and related revenues was $0.9 million for the nine months ended September 30, 2023 and $0.2 million for the nine months ended September 30, 2022.

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

Derivative Instruments

When the Company has derivative instruments, it records them either as an asset or a liability measured at their fair value unless they qualify for a normal purchase or normal sale exception. When specific hedge accounting criteria are not met or if the Company does not elect to apply for hedge accounting, changes in the Company’s derivative instruments’ fair value are recognized currently in earnings. If hedge accounting is applied to a derivative instrument, the entire change in the fair value of its derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2023, the Company had three outstanding interest rate swaps designated as cash flow hedges of interest rate risk, and one interest rate swap that was de-designated as a hedging instrument during the quarter ended September 30, 2023 but remains outstanding. Further detail is provided in Note 7 (Derivatives).

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

Note 3. Investment and Disposition Activity

During the nine months ended September 30, 2023, the Company executed contractual commitments related to a $40.5 million development project, with $12.7 million spent on construction in progress thus far, completed the acquisition of three outpatient medical facilities and three medical condominium units for an investment of $38.5 million and two parcels of land adjacent to existing outpatient medical facilities for an investment of $1.7 million, and paid $2.2 million of additional purchase consideration under six earn-out agreements. The Company also closed on a $35.8 million construction loan, funding $10.7 million to date. Additionally, the Company funded an aggregate of $13.2 million on new term loans, previously announced loan commitments, and other investments, including an $1.3 million investment in IJRI Properties, LLC, which is an entity constructing and operating an outpatient medical facility in Indiana. The Company contributed $2.0 million to the joint venture with Davis Medical Investors, LLC (the “Davis Joint Venture”) to fund additional purchase consideration related to the venture’s acquisitions. Investment activity totaled approximately $81.0 million during the nine months ended September 30, 2023. As part of these investments, the Company incurred approximately $2.0 million of capitalized acquisition costs.

Investment activity for the three months ended September 30, 2023, included the acquisition of one outpatient medical facility and a parcel of land adjacent to one of our existing properties for an aggregate purchase price of $3.5 million. Additionally, the Company funded an aggregate $5.9 million under two earn-out agreements, previously announced loan commitments, and other investments, including an $1.3 million investment in IJRI Properties, LLC, which is an entity constructing and operating an outpatient medical facility in Indiana. The Company also funded construction in progress of $7.4 million, resulting in total investment activity of approximately $16.8 million as of September 30, 2023.

The following table summarizes the acquisition date fair values of the assets acquired and the liabilities assumed, as well as follow-on capitalized costs during the nine months ended September 30, 2023, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	Total
Land	$1,356	$6,016	$1,345	$8,717
Building and improvements	1,294	28,353	2,459	32,106
In-place lease intangibles	—	3,491	919	4,410
Below market in-place lease intangibles	—	—	(553)	(553)
Net assets acquired	$2,650	$37,860	$4,170	$44,680
Satisfaction of real estate loans receivable	—	(5,398)	—	(5,398)
Cash used in acquisition of investment property	$2,650	$32,462	$4,170	$39,282

Dispositions

During the nine months ended September 30, 2023, the Company sold one outpatient medical facility for approximately $2.6 million, realizing an insignificant gain.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$449,716	$(272,643)	$177,073	$445,583	$(241,643)	$203,940
Above-market leases	$59,752	$(34,282)	$25,470	$59,752	$(30,096)	$29,656
Liabilities
Below-market leases	$36,962	$(13,792)	$23,170	$37,002	$(12,621)	$24,381

The following is a summary of acquired lease intangible amortization for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense related to in-place leases	$10,204	$10,629	$31,278	$32,814
Decrease in rental income related to above-market leases	1,373	1,384	4,187	4,390
Increase in rental income related to below-market leases	594	556	1,764	1,522

Future aggregate net amortization of acquired lease intangibles as of September 30, 2023, is as follows (in thousands):

	Net Decrease (Increase) in Revenue	Net Increase in Expenses
2023	$748	$9,642
2024	2,887	35,184
2025	2,316	29,663
2026	1,161	23,548
2027	994	20,625
Thereafter	(5,806)	58,411
Total	$2,300	$177,073

As of September 30, 2023, the weighted average remaining amortization period is 7 years for in-place and above-market lease intangible assets and 15 years for below-market lease intangibles.

Note 5. Other Assets

Other assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Straight line rent receivable, net	$104,991	$101,306
Interest rate swaps	14,731	2,045
Leasing commissions, net	14,043	13,231
Prepaid expenses	14,013	11,009
Lease inducements, net	7,577	7,894
Escrows	1,574	1,565
Notes receivable, net	363	370
Other	8,850	9,387
Total	$166,142	$146,807

Note 6. Debt

The following is a summary of debt as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Fixed interest mortgage notes (1)	$23,330	$59,776
Variable interest mortgage notes (2)	104,797	105,153
Total mortgage debt	128,127	164,929
$1.0 billion unsecured revolving credit facility due September 2025 (3)	—	193,000
$400 million unsecured term borrowing bearing fixed interest of 4.693%, due May 2028 (4)	400,000	—
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	500,000
$135 million senior unsecured notes bearing fixed interest of 4.43% to 4.74%, due January 2026 to 2031	135,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,988,127	1,832,929
Unamortized deferred financing costs	(9,336)	(7,453)
Unamortized discounts	(6,535)	(7,359)
Total debt	$1,972,256	$1,818,117
(1)As of September 30, 2023, one fixed interest mortgage note bears interest of 4.63%, due in 2024, and is collateralized by one property with a net book value of $37.2 million. As of December 31, 2022, fixed interest mortgage notes bear interest from 3.33% to 4.63%, due in 2024, with a weighted average interest rate of 3.85%. The notes are collateralized by two properties with a net book value of $94.9 million. one mortgage note bears interest at LIBOR plus 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the variable component at 1.43% as of December 31, 2022.
(2)Variable interest mortgage notes bear variable interest of SOFR plus 1.85% and PRIME plus 2.75% for a weighted average interest rate of 7.35% as of September 30, 2023. Variable interest mortgage notes bear variable interest of SOFR plus 1.85% and LIBOR plus 2.75% for a weighted average interest rate of 6.20% as of December 31, 2022. The notes are due in 2026 and 2028 and collateralized by four properties with a net book value of $284.4 million as of September 30, 2023 and $295.5 million as of December 31, 2022.
(3)The unsecured revolving credit facility bears variable interest of SOFR plus 0.95%, inclusive of a 0.10% SOFR index adjustment, as of September 30, 2023 and LIBOR plus 0.85% as of December 31, 2022.

(4)The Company’s borrowings under the term loan feature of the Credit Agreement (as defined below) bear interest at a rate equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR as of September 30, 2023 based on the Company’s current credit rating. The Company entered into fixed-for-floating interest rate swaps for the full borrowing amount, fixing the SOFR component of this rate at 3.59%, and a current all-in fixed rate of 4.69%.

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

On May 24, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amendment to the Credit Agreement, which added a new $400.0 million unsecured term loan with a scheduled maturity date of May 24, 2028 and expanded the accordion feature, which allows the Operating Partnership to increase borrowing capacity under the Credit Agreement by up to an additional $500.0 million, subject to customary terms and conditions, for a maximum aggregate principal amount of all revolving commitments and term loans under the Credit Agreement of $1.9 billion. On the same day, the Operating Partnership borrowed $400.0 million under the term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR as defined in the Credit Agreement. The Company simultaneously entered into fixed-for-floating interest rate swaps for the full borrowing amount under the term loan, fixing the Daily Simple SOFR component of the borrowing rate at 3.593%, for a current all-in fixed rate of 4.693%. Both the borrowing and the fixed-for-floating interest rate swaps have a maturity date of May 24, 2028.

As of September 30, 2023, the borrower had investment grade ratings of BBB from S&P and Baa2 from Moody’s. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of SOFR plus 0.95%, inclusive of a 0.10% SOFR index adjustment. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the borrower’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. Subject to the restrictions in the Merger Agreement, the Company may voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of September 30, 2023, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of September 30, 2023, the Company did not have any borrowings outstanding under its $1.0 billion unsecured revolving credit facility feature or the $500.0 million accordion feature of the Credit Agreement and had $400.0 million of borrowings outstanding under the term loan feature of the Credit Agreement.

Notes Payable

As of September 30, 2023, the Company had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031.

Certain properties are encumbered by mortgage loans that contain financial covenants. As of September 30, 2023, the Trust was in compliance with all mortgage debt financial covenants.

Scheduled principal payments due on consolidated debt as of September 30, 2023 are as follows (in thousands):

2023	$255
2024	23,669
2025	25,476
2026	170,476
2027	425,476
Thereafter	1,342,775
Total Payments	$1,988,127

As of September 30, 2023, the Company had total consolidated indebtedness of approximately $2.0 billion. The weighted average interest rate on consolidated indebtedness was 4.07% (based on the 30-day SOFR rate of 5.31% and a PRIME rate of 8.50% as of September 30, 2023). As of September 30, 2023, we had approximately 5.0% and 0.2% of our outstanding long-term debt exposed to fluctuations in SOFR and PRIME, respectively.

For the three months ended September 30, 2023 and 2022, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $21.0 million and $17.7 million, respectively. For the nine month periods ending September 30, 2023 and 2022, the Company incurred interest expense on its debt, exclusive of deferred financing cost amortization, of $59.6 million and $50.6 million, respectively.

Note 7. Derivatives

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. When specific hedge accounting criteria are not met, that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. As a result of the Company’s adoption of ASU 2017-12 as of January 1, 2019, the change in the fair value of our derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During the three months ended September 30, 2023, the Company de-designated an interest rate swap upon the repayment of the related debt instrument and reclassified the $1.8 million accumulated gain from other comprehensive income to earnings. This derivative instrument has a fair value of $1.6 million as of September 30, 2023, and is classified in other assets. Future changes in value on this derivative instrument, which matures on October 31, 2024, will be recorded directly in earnings.

As of September 30, 2023, the Company had three outstanding interest rate swaps designated as cash flow hedges of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) for a further discussion of our derivatives. In addition, the Company recognizes its share of other comprehensive income related to derivative instruments held by unconsolidated entities.

The following table presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Company’s consolidated balance sheets as of September 30, 2023 (in thousands):

Derivatives Instruments	Maturity Date	Number of Instruments	Total Notional Amount	Interest Rate	Balance Sheet Location	Fair Value
Cash flow hedge interest rate swaps	5/24/2028	3	$400,000	3.59%	Other Assets	$13,152
Interest rate swap	10/31/2024	1	36,050	1.37%	Other Assets	1,579
Total		4	$436,050			$14,731

The following tables provide a summary of the effect of interest rate swaps on the Company’s accompanying consolidated statements of income and comprehensive income for the nine months ended September 30, 2023 and 2022, respectively (amounts in thousands):

Derivative Instruments as of September 30, 2023	Maturity Date	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Cash flow hedge interest rate swaps	5/24/2028	$13,152	Interest expense	$—
Interest rate swap	10/31/2024	—	Interest expense	1,763
Total		$13,152		$1,763

Derivative Instruments as of September 30, 2022	Maturity Date	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest rate swap	10/31/2024	$2,523	Interest expense	$—

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Real estate taxes payable	$30,893	$23,303
Prepaid rent	23,537	21,062
Accrued interest	11,683	18,196
Accrued expenses	7,841	7,920
Accrued incentive compensation	5,342	2,700
Security deposits	4,586	4,338
Tenant improvement allowances	1,853	1,831
Other	9,902	8,370
Total	$95,637	$87,720

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. In the nine months ended September 30, 2023, the Trust granted a total of 342,939 restricted common shares with a total value of $5.0 million to its officers and certain of its employees, which have a vesting period of one to three years. In January 2023, under the 2013 Plan, the Company granted restricted common shares to certain of its officers under a salary deferral program, part of which vests after one year, with the remainder vesting after two years.

A summary of the status of the Trust’s non-vested restricted common shares as of September 30, 2023 and changes during the nine month period then ended follow:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	272,898	$16.69
Granted	342,939	14.57
Vested	(239,602)	16.54
Forfeited	(364)	17.45
Non-vested at September 30, 2023	375,871	$14.84

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the three months ended September 30, 2023 and 2022, the Company recognized non-cash share compensation of $1.2 million and $1.0 million, respectively. For the nine month periods ending September 30, 2023 and 2022, the Company recognized non-cash share compensation of $3.5 million and $2.9 million, respectively. Unrecognized compensation expense on September 30, 2023 was $2.9 million.

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

The following is a summary of the activity in the Trust’s restricted share units during the nine months ended September 30, 2023:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	1,046,940		$21.41	77,992	$16.60
Granted	355,388		15.90	73,860	14.66
Vested	(223,579)	(1)	24.36	(49,890)	16.74
Non-vested at September 30, 2023	1,178,749		$19.19	101,962	$15.13
(1)Restricted units vested by Company executives in 2023 resulted in the issuance of 652,851 common shares, less 290,380 common shares withheld to cover minimum withholding tax obligations.

For the three months ended September 30, 2023 and 2022, the Company recognized non-cash share compensation of $2.6 million and $3.3 million, respectively. For the nine month periods ending September 30, 2023 and 2022, the Company recognized non-cash share compensation of $8.6 million and $9.4 million, respectively. Unrecognized compensation expense on September 30, 2023 was $11.5 million.

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

The Company’s derivative instruments as of September 30, 2023 consist of four interest rate swaps, of which three are designated as cash flow hedges of interest rate risk, as detailed in the Derivative Instruments section of Note 7 (Derivatives) and Note 2 (Summary of Significant Accounting Policies) of this report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no such assets measured at fair value as of September 30, 2023.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Real estate loans receivable, net	$79,884	$76,935	$104,973	$102,162
Notes receivable, net	$363	$363	$370	$370
Derivative assets	$14,731	$14,731	$2,045	$2,045
Liabilities:
Credit facility	$(400,000)	$(400,000)	$(193,000)	$(193,000)
Notes payable	$(1,460,000)	$(1,261,390)	$(1,475,000)	$(1,302,767)
Mortgage debt	$(128,127)	$(127,628)	$(164,929)	$(163,129)

Note 11. Tenant Operating Leases

The Company is a lessor of outpatient medical facilities and other health care facilities. Leases have expirations from 2023 through 2042. As of September 30, 2023, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries and minimum rental payments for assets classified as held for sale, if applicable, were as follows (in thousands):

2023	$92,037
2024	363,106
2025	346,518
2026	289,162
2027	237,149
Thereafter	818,876
Total	$2,146,848

For the three months ended September 30, 2023 and 2022, the Company recognized $134.5 million and $128.6 million, respectively, of rental and other lease-related income related to our operating leases, of which $39.8 million and $36.6 million, respectively, were variable lease payments. For the nine month periods ending September 30, 2023 and 2022, the Company recognized $397.1 million and $385.8 million, respectively, of rental and other leased-related income with respect to our operating leases, of which $115.2 million and $107.5 million, respectively, were variable lease payments.

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

At the inception of a new lease, the Company establishes an operating or finance lease asset and operating or finance lease liability calculated as the present value of future minimum lease payments. As the Company’s leases do not provide an implicit rate, the Company calculates a discount rate that approximates its incremental borrowing rate available at lease commencement in order to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of September 30, 2023. There are no operating or finance leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of September 30, 2023, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases were as follows (in thousands):

2023	$1,261
2024	5,129
2025	5,101
2026	5,090
2027	5,092
Thereafter	248,386
Total undiscounted lease payments	$270,059
Less: Interest	(165,257)
Present value of lease liabilities	$104,802

Lease costs consisted of the following for the nine months ended September 30, 2023 (in thousands):

Fixed lease cost	$2,480
Variable lease cost	1,007
Total lease cost	$3,487

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended September 30, 2023 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of September 30, 2023 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$18,666	5.1%
Northside Hospital	16,553	4.5%
UofL Health - Louisville, Inc.	14,656	4.0%
HonorHealth	11,287	3.1%
US Oncology	11,047	3.0%
Remaining portfolio	295,897	80.3%
Total	$368,106	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.7% of its total ABR as of September 30, 2023. Total ABR from CommonSpirit-affiliated tenants totals 14.9%, including the affiliate disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of September 30, 2023:

State	Total ABR	Percent of ABR
Texas	$49,405	13.4%
Georgia	27,099	7.4%
Florida	25,495	6.9%
Indiana	23,529	6.4%
Arizona	21,817	5.9%
Other	220,761	60.0%
Total	$368,106	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for earnings per share - basic:
Net income	$12,891	$66,280	$36,645	$98,155
Net income attributable to noncontrolling interests:
Operating Partnership	(505)	(3,252)	(1,443)	(4,830)
Partially owned properties	(51)	(70)	(121)	(384)
Numerator for earnings per share - basic	$12,335	$62,958	$35,081	$92,941
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$12,335	$62,958	$35,081	$92,941
Noncontrolling interest - Operating Partnership income	505	3,252	1,443	4,830
Numerator for earnings per share - diluted	$12,840	$66,210	$36,524	$97,771
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	238,480,299	226,529,041	238,124,981	225,743,856
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	9,814,296	11,791,685	9,831,470	11,872,328
Restricted common shares	123,801	100,790	127,715	105,170
Restricted share units	1,026,916	1,476,946	1,142,747	1,424,029
Denominator for earnings per share - diluted:	249,445,312	239,898,462	249,226,913	239,145,383
Earnings per share - basic	$0.05	$0.28	$0.15	$0.41
Earnings per share - diluted	$0.05	$0.28	$0.15	$0.41

Note 15. Subsequent Events

On October 29, 2023, the Trust and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Trust, the Operating Partnership, Healthpeak Properties, Inc. (“Healthpeak”), Alpine Sub, LLC (“Alpine Sub”) and Alpine OP Sub, LLC (“Alpine OP Sub”). The Merger Agreement provides for (a) the merger of the Trust with and into Alpine Sub (the “Company Merger”), with Alpine Sub surviving as a wholly owned subsidiary of Healthpeak (the “Company Surviving Entity”), (b) immediately following the effectiveness of the Company Merger, the contribution by Healthpeak to Healthpeak OP, LLC (“Healthpeak OP”), of all of the outstanding equity interests in the Company Surviving Entity (the “Contribution”) and (c) immediately following the Contribution, the merger of the Operating Partnership with and into Alpine OP Sub (the “Partnership Merger”), with Alpine OP Sub surviving as a subsidiary of Healthpeak OP (the “Partnership Surviving Entity”). The consummation of the Mergers is subject to the satisfaction or waiver of certain closing conditions, including the approval of both the Trust’s and Healthpeak’s shareholders.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Company Merger becomes effective (the “Company Merger Effective Time”), each common share of the Trust (other than common shares to be canceled in accordance with the Merger Agreement), will automatically be converted into the right to receive 0.674 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of Healthpeak common stock, par value $1.00 per share (“Healthpeak Common Stock”) (the “Merger Consideration”), without interest, but subject to any withholding required under applicable tax laws. Holders of the Trust’s common shares will receive cash in lieu of fractional shares of Healthpeak Common Stock. Pursuant to the terms and subject to the conditions of the Merger Agreement, immediately after the Contribution and at the date and time the Partnership Merger becomes effective (the “Partnership Merger Effective Time”), each OP Unit issued and outstanding immediately prior to the Partnership Merger Effective Time, subject to the terms and conditions set forth in the Merger Agreement, will automatically be converted into and become a number of units in the Partnership Surviving Entity equal to the Exchange Ratio.

The Merger Agreement contains customary representations and warranties from each of Healthpeak and the Trust. The Trust has agreed to customary pre-closing covenants, including covenants to use commercially reasonable efforts to carry on its business in all material respects in the ordinary course, consistent with past practice, and to refrain from taking certain actions without Healthpeak’s consent. Healthpeak has agreed to customary pre-closing covenants, including a more limited set of covenants to refrain from taking certain actions without the Trust’s consent and to use commercially reasonable efforts to carry on its business in all material respects in the ordinary course, consistent with past practice. Each party has agreed to additional covenants, including, among others, covenants relating to (i) the Trust’s obligation to call a meeting of its shareholders to approve the Company Merger, (ii) Healthpeak’s obligation to call a meeting of its stockholders to approve the Healthpeak Common Stock Issuance (as defined in the Merger Agreement) and the Parent Charter Amendment (as defined in the Merger Agreement) and (iii) each party’s non-solicitation obligations related to alternative acquisition proposals. Healthpeak’s board of directors and the Trust’s Board of Trustees each have unanimously approved the Merger Agreement. The Mergers are expected to close during the first half of 2024.

In connection with the Merger Agreement, the Trust suspended the 2023 ATM Program.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes to those statements, included in Part I, Item 1 of this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2022 Annual Report and Part II, Item 1A of this report.

Third Quarter Highlights:

•Reported third quarter 2023 total revenue of $138.5 million, an increase of 5.3% over the prior year period.
•Reported net income of $12.9 million for the quarter ended September 30, 2023, a decrease of 80.6% over the prior year period, and third quarter net income per share of $0.05 on a fully diluted basis. Net income in the third quarter 2022 included a $53.9 million net gain on the sale of investment properties.
•Generated third quarter Normalized Funds From Operations (“Normalized FFO”) of $0.25 per share on a fully diluted basis.
•Completed $16.8 million in investments, including the funding of previous loan commitments.
•Third quarter Outpatient Medical Same-Store Cash Net Operating Income growth was 1.5% year-over-year.
•Declared a quarterly dividend of $0.23 per share and OP Unit for the third quarter 2023, paid on October 17, 2023.

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

We grew our portfolio of gross real estate investments from approximately $124 million at the time of our IPO in July 2013 to approximately $5.9 billion as of September 30, 2023. As of September 30, 2023, our consolidated portfolio consisted of 278 health care properties located in 32 states with approximately 15,644,254 net leasable square feet, which were approximately 95% leased with a weighted average remaining lease term of approximately 5.3 years. As of September 30, 2023, approximately 91% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from the health care providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of September 30, 2023 were from absolute net and triple net leases, pursuant to which the tenants are responsible for operating expenses subject to specific lease terms relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow. Approximately 6% of the ABR payments from our properties as of September 30, 2023 were from modified gross leases which allow us to pass through certain increases in future operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses.

We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. However, certain of the Company’s leases contain annual rent escalators indexed to changes in the Consumer Price Index (“CPI”), often with a floor or ceiling. As of September 30, 2023, approximately 5.8% of the Company’s annual rent escalators had CPI provisions. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of outpatient medical facilities and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases. As of September 30, 2023, leases representing approximately 1.0%, 5.6%, and 6.9% of leased square feet will expire in 2023, 2024, and 2025, respectively.

Subject to the restrictions in the Merger Agreement, we intend to grow our portfolio of high-quality outpatient medical facilities leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance, subject to the restrictions in the Merger Agreement, the development or redevelopment of new health care facilities through joint venture or fee arrangements with health care real estate developers or health system development professionals. Generally, we expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on outpatient medical facilities and ambulatory surgery centers.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of September 30, 2023, owned approximately 96.1% of the OP Units. As of October 27, 2023, there were 238,487,448 common shares outstanding.

Key Transactions in Third Quarter 2023

Investment Activity

During the third quarter ended September 30, 2023, the Company completed the acquisition of one outpatient medical facility and a parcel of land adjacent to one of our existing properties for an aggregate purchase price of $3.5 million. Additionally, the Company funded an aggregate $5.9 million under two earn-out agreements, previously announced loan commitments, and other investments, including an $1.3 million investment in IJRI Properties, LLC, which is an entity constructing and operating an outpatient medical facility in Indiana. The Company also funded construction in progress of $7.4 million, resulting in total investment activity of approximately $16.8 million as of September 30, 2023.

Recent Developments

Quarterly Distribution

On September 21, 2023, we announced that our Board of Trustees authorized and declared a cash distribution of $0.23 per common share for the quarterly period ended September 30, 2023. The dividend was paid on October 17, 2023, to common shareholders and OP Unit holders of record as of the close of business on October 3, 2023.

Recent Events

On October 29, 2023, the Trust and the Operating Partnership entered into the Merger Agreement among the Trust, the Operating Partnership, Healthpeak, Alpine Sub and Alpine OP Sub. The Merger Agreement provides for (a) the Company Merger, (b) immediately following the effectiveness of the Company Merger, the Contribution and (c) immediately following the Contribution, the Partnership Merger. The consummation of the Mergers is subject to the satisfaction or waiver of certain closing conditions, including the approval of both the Trust’s and Healthpeak’s shareholders.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, each common share of the Trust (other than common shares to be canceled in accordance with the Merger Agreement), will automatically be converted into the right to receive the Merger Consideration, without interest, but subject to any withholding required under applicable tax laws. Holders of the Trust’s common shares will receive cash in lieu of fractional shares of Healthpeak Common Stock. Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Partnership Merger Effective Time, each OP Unit issued and outstanding immediately prior to the Partnership Merger Effective Time, subject to the terms and conditions set forth in the Merger Agreement, will automatically be converted into and become a number of units in the Partnership Surviving Entity equal to the Exchange Ratio.

The Merger Agreement contains customary representations and warranties from each of Healthpeak and the Trust. The Trust has agreed to customary pre-closing covenants, including covenants to use commercially reasonable efforts to carry on its business in all material respects in the ordinary course, consistent with past practice, and to refrain from taking certain actions without Healthpeak’s consent. Healthpeak has agreed to customary pre-closing covenants, including a more limited set of covenants to refrain from taking certain actions without the Trust’s consent and to use commercially reasonable efforts to carry on its business in all material respects in the ordinary course, consistent with past practice. Each party has agreed to additional covenants, including, among others, covenants relating to (i) the Trust’s obligation to call a meeting of its shareholders to approve the Company Merger, (ii) Healthpeak’s obligation to call a meeting of its stockholders to approve the Healthpeak Common Stock Issuance and the Parent Charter Amendment and (iii) each party’s non-solicitation obligations related to alternative acquisition proposals. Healthpeak’s board of directors and the Trust’s Board of Trustees each have unanimously approved the Merger Agreement. The Mergers are expected to close during the first half of 2024.

In connection with the Merger Agreement, the Trust suspended the 2023 ATM Program.

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022.

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	2023	2022	Change	%
Revenues:
Rental and related revenues	$134,520	$128,636	$5,884	4.6%
Interest income on real estate loans and other	4,027	2,877	1,150	40.0%
Total revenues	138,547	131,513	7,034	5.3%
Expenses:
Interest expense	20,050	18,299	1,751	9.6%
General and administrative	9,771	10,079	(308)	(3.1)%
Operating expenses	47,625	43,647	3,978	9.1%
Depreciation and amortization	47,932	47,040	892	1.9%
Total expenses	125,378	119,065	6,313	5.3%
Income before equity in loss of unconsolidated entities and gain on sale of investment properties, net:	13,169	12,448	721	5.8%
Equity in loss of unconsolidated entities	(278)	(62)	(216)	348.4%
Gain on sale of investment properties, net	—	53,894	(53,894)	NM
Net income	$12,891	$66,280	$(53,389)	(80.6)%
NM = Not Meaningful

Revenues

Total revenues increased $7.0 million, or 5.3%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $5.9 million, or 4.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Rental and related revenues were comprised of the following based upon contractual billing terms (in thousands):

	2023	2022	Change	%
Rental revenues	$94,744	$92,073	$2,671	2.9%
Expense recoveries	39,776	36,563	3,213	8.8%
Rental and related revenues	$134,520	$128,636	$5,884	4.6%

Rental revenues increased $2.7 million, or 2.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Rental revenues increased $1.9 million from properties acquired in 2023 and 2022, and $1.0 million from our existing portfolio. This increase was partially offset by a decrease of $0.3 million related to properties sold in 2023 and 2022.

Expense recoveries increased $3.2 million, or 8.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Expense recoveries increased $2.4 million due to higher reimbursable operating expenses on our existing portfolio and $0.8 million from properties acquired in 2023 and 2022.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $1.2 million, or 40.0%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Interest income on real estate loans and other increased by $2.3 million due to interest earned on the remaining proceeds of $214.0 million from our $400.0 million term loan which was entered into in the second quarter of 2023. This increase was partially offset by a decrease of $0.9 million related to lower average real estate loan balances in 2023 compared to 2022, and $0.2 million of non-cash changes in the fair value of an interest rate swap.

Expenses

Total expenses increased $6.3 million, or 5.3%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. An analysis of selected expenses follows.

Interest expense. Interest expense increased $1.8 million, or 9.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest expense increased $6.5 million from the $400.0 million term loan executed on May 24, 2023, and $0.6 million from increasing interest rates on our variable mortgage debt. This growth was partially offset by a $1.8 million reduction due to the derecognition of an interest rate swap, $1.7 million of proceeds from the Company’s outstanding interest rate swaps, and a decrease of $1.7 million due to lower debt balances on our credit facility.

General and administrative. General and administrative expenses decreased $0.3 million, or 3.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to lower travel costs of $0.3 million.

Operating expenses. Operating expenses increased $4.0 million, or 9.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Operating expenses on the existing portfolio increased by $3.1 million, or 7.1% quarter over quarter, mainly due to higher maintenance costs of $1.7 million and real estate taxes of $1.2 million. Operating expenses from properties acquired in 2023 and 2022 increased by $1.0 million.

Depreciation and amortization. Depreciation and amortization increased $0.9 million, or 1.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Depreciation and amortization increased $0.9 million for properties purchased in 2023 and 2022.

Equity in loss of unconsolidated entities. Equity in loss of unconsolidated entities increased $0.2 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to a decrease in revenue related to property dispositions within our unconsolidated joint venture portfolio and an increase in operating expenses.

Gain on sale of investment properties, net. During the three months ended September 30, 2022, we sold three related facilities, which included two outpatient medical facilities and one hospital in Great Falls, Montana, representing 185,085 square feet for approximately $116.3 million, realizing an aggregate net gain of approximately $53.9 million.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	2023	2022	Change	%
Revenues:
Rental and related revenues	$397,096	$385,755	$11,341	2.9%
Interest income on real estate loans and other	10,895	8,315	2,580	31.0%
Total revenues	407,991	394,070	13,921	3.5%
Expenses:
Interest expense	59,837	52,356	7,481	14.3%
General and administrative	31,133	30,400	733	2.4%
Operating expenses	138,094	128,080	10,014	7.8%
Depreciation and amortization	143,555	142,002	1,553	1.1%
Total expenses	372,619	352,838	19,781	5.6%
Income before equity in gain (loss) of unconsolidated entities and gain on sale of investment properties, net:	35,372	41,232	(5,860)	(14.2)%
Equity in gain (loss) of unconsolidated entities	1,260	(452)	1,712	378.8%
Gain on sale of investment properties, net	13	57,375	(57,362)	NM
Net income	$36,645	$98,155	$(61,510)	(62.7)%

Revenues

Total revenues increased $13.9 million, or 3.5%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $11.3 million, or 2.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Rental and related revenues were comprised of the following based on contractual billing terms (in thousands):

	2023	2022	Change	%
Rental revenues	$281,901	$278,230	$3,671	1.3%
Expense recoveries	115,195	107,525	7,670	7.1%
Rental and related revenues	$397,096	$385,755	$11,341	2.9%

Rental revenues increased $3.7 million, or 1.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Rental revenues increased $5.2 million from properties acquired in 2023 and 2022, and $1.8 million from our existing portfolio. This increase was partially offset by a decrease of $3.2 million related to properties sold in 2022.

Expense recoveries increased $7.7 million, or 7.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Expense recoveries increased $5.4 million due to an increase in reimbursable operating expenses from our existing portfolio, and $2.4 million from properties acquired in 2023 and 2022.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $2.6 million, or 31.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Interest income on real estate loans and other increased by $3.3 million due to interest earned on the remaining proceeds of $214.0 million from our new $400.0 million term loan. This was offset by a decrease $0.6 million due to lower average real estate loan balances in 2023 compared to 2022.

Expenses

Total expenses increased by $19.8 million, or 5.6%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. An analysis of selected expenses follows.

Interest expense. Interest expense increased $7.5 million, or 14.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Interest expense increased $9.1 million from the $400.0 million term loan executed on May 24, 2023, and $3.2 million from increasing interest rates on our variable mortgage debt. These increases were partially offset by favorable effects of our interest rate swaps, including $1.8 million due to the de-designation of an interest rate swap.

General and administrative. General and administrative expenses increased $0.7 million, or 2.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily attributable to increased professional fees of $0.8 million.

Operating expenses. Operating expenses increased $10.0 million, or 7.8%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Operating expenses on the existing portfolio increased by $7.5 million, or 5.9% year over year, mainly due to additional building maintenance costs of $4.3 million, property administration costs of $1.3 million, insurance expense of $1.1 million, and utility charges of $0.6 million. Net operating expenses from properties acquired in 2023 and 2022 also increased by $2.6 million.

Depreciation and amortization. Depreciation and amortization increased $1.6 million, or 1.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Depreciation and amortization increased $3.3 million for properties purchased in 2023 and 2022. These increases were partially offset by $1.0 million from properties sold during 2023 and 2022, and $0.6 million from our existing portfolio primarily due to fully amortized lease intangibles.

Equity in gain (loss) of unconsolidated entities. The $1.7 million change in equity in gain (loss) of unconsolidated entities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to a $1.8 million gain on our share of the sale of two assets held within our unconsolidated joint venture portfolio.

Gain on sale of investment properties, net. During the nine months ended September 30, 2023, we sold one property in Pennsylvania containing 30,000 square feet for approximately $2.6 million, realizing an insignificant gain. During the nine months ended September 30, 2022, we sold five properties with 212,295 net leasable square feet in three states for approximately $124.7 million, recognizing a net gain of $57.4 million.

Cash Flows

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (in thousands).

	2023	2022
Cash provided by operating activities	$205,912	$202,353
Cash used in investing activities	(64,723)	(41,680)
Cash provided by (used in) financing activities	46,853	(168,037)
Increase (decrease) in cash and cash equivalents	$188,042	$(7,364)

Cash flows from operating activities. Cash flows provided by operating activities were $205.9 million during the nine months ended September 30, 2023 compared to $202.4 million during the nine months ended September 30, 2022, representing an increase of $3.6 million. The increase in cash provided by operating activities is primarily due to the timing of payment on our tenant receivables and accrued expenses and other liabilities.

Cash flows from investing activities. Cash flows used in investing activities was $64.7 million during the nine months ended September 30, 2023 compared to $41.7 million during the nine months ended September 30, 2022, representing an increase of $23.0 million. The change in cash used in investing activities was primarily due to the decrease in proceeds from the sale of investment properties of $120.6 million and an increase of net cash spent on the development of real estate and capital expenditures of $14.0 million. This was partially offset by less cash spent on the acquisition of investments of $81.6 million, additional returns on our investment in unconsolidated entities of $3.7 million, and net real estate loan payoffs which provided an increase in cash of $26.0 million.

Cash flows from financing activities. Cash flows provided by financing activities was $46.9 million during the nine months ended September 30, 2023 compared to cash flows used in financing activities of $168.0 million during the nine months ended September 30, 2022, representing a change of $214.9 million. The change in cash provided by financing activities was primarily due to an increase in proceeds from credit facility borrowings of $274.0 million, an increase in the sale of common shares pursuant to the ATM Program of $34.5 million, an increase in contributions from noncontrolling interests of $7.6 million, a decrease of distributions to noncontrolling interests of $1.4 million, and a decrease in the purchase of OP Units of $2.3 million. These sources of cash were partially offset by an increase in paydowns under the credit facility of $55.0 million, the repayment of senior unsecured notes and mortgage debt of $36.0 million, an increase of dividends paid to shareholders of $8.6 million, an increase in debt issuance costs of $3.8 million, and an increase of $1.6 million for payments of employee taxes withheld for stock-based compensation.

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acceleration of deferred financing costs, net change in fair value of contingent consideration, gain on extinguishment of debt, and other normalizing items. Our Normalized FFO computation includes our share of required adjustments from our unconsolidated joint ventures and our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,891	$66,280	$36,645	$98,155
Earnings per share - diluted	$0.05	$0.28	$0.15	$0.41

Net income	$12,891	$66,280	$36,645	$98,155
Net income attributable to noncontrolling interests - partially owned properties	(51)	(70)	(121)	(384)
Depreciation and amortization expense	47,843	46,939	143,237	141,677
Depreciation and amortization expense - partially owned properties	(132)	(101)	(410)	(241)
Gain on sale of investment properties, net	—	(53,894)	(13)	(57,375)
Proportionate share of unconsolidated joint venture adjustments	2,271	2,298	4,999	7,031
FFO applicable to common shares	$62,822	$61,452	$184,337	$188,863
Net change in fair value of derivative	185	—	185	—
Gain on extinguishment of debt	(1,763)	—	(1,763)	—
Proportionate share of unconsolidated joint venture adjustments	—	(82)	—	(360)
Normalized FFO applicable to common shares	$61,244	$61,370	$182,759	$188,503

FFO per common share - diluted	$0.25	$0.26	$0.74	$0.79
Normalized FFO per common share - diluted	$0.25	$0.26	$0.73	$0.79

Weighted average common shares outstanding - diluted	249,445,312	239,898,462	249,226,913	239,145,383

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,891	$66,280	$36,645	$98,155
Normalized FFO applicable to common shares	$61,244	$61,370	$182,759	$188,503

Normalized FFO applicable to common shares	$61,244	$61,370	$182,759	$188,503
Non-cash share compensation expense	3,968	4,349	12,290	12,400
Straight-line rent adjustments	(820)	(1,478)	(2,756)	(5,359)
Amortization of acquired above/below-market leases/assumed debt	1,084	1,133	3,338	3,773
Amortization of lease inducements	246	225	717	675
Amortization of deferred financing costs	763	581	2,028	1,739
Recurring capital expenditures and lease commissions	(5,745)	(4,129)	(17,321)	(16,660)
Loan reserve adjustments	265	152	275	159
Proportionate share of unconsolidated joint venture adjustments	(939)	(403)	(1,384)	(900)
Normalized FAD applicable to common shares	$60,066	$61,800	$179,946	$184,330

NOI, Cash NOI, and Outpatient Medical Same-Store Cash NOI

NOI is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties and other investments before general and administrative expenses, depreciation and amortization expense, interest expense, corporate high yield interest income, swap income, net change in the fair value of derivative financial instruments, gain or loss on the sale of investment properties, and impairment losses, including our share of all required adjustments from our unconsolidated joint ventures. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, Cash NOI, and Outpatient Medical Same-Store Cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,891	$66,280	$36,645	$98,155
General and administrative	9,771	10,079	31,133	30,400
Depreciation and amortization expense	47,932	47,040	143,555	142,002
Interest expense	20,050	18,299	59,837	52,356
Corporate high yield interest income	(2,307)	—	(3,284)	—
Swap income	(244)	—	(244)	—
Net change in the fair value of derivative	185	—	185	—
Gain on sale of investment properties, net	—	(53,894)	(13)	(57,375)
Proportionate share of unconsolidated joint venture adjustments	3,542	3,463	8,944	10,289
NOI	$91,820	$91,267	$276,758	$275,827

NOI	$91,820	$91,267	$276,758	$275,827
Straight-line rent adjustments	(820)	(1,478)	(2,756)	(5,359)
Amortization of acquired above/below-market leases	1,084	1,133	3,338	3,783
Amortization of lease inducements	246	225	717	675
Loan reserve adjustments	265	152	275	159
Proportionate share of unconsolidated joint venture adjustments	(101)	(176)	(293)	(346)
Cash NOI	$92,494	$91,123	$278,039	$274,739

Cash NOI	$92,494	$91,123
Assets not held for all periods	(1,516)	(478)
Non-outpatient medical facilities	(2,816)	(2,775)
Lease termination fees	—	13
Interest income on real estate loans	(1,572)	(2,517)
Joint venture and other income	(3,581)	(3,618)
Outpatient Medical Same-Store Cash NOI	$83,009	$81,748

EBITDAre and Adjusted EBITDAre

We calculate EBITDAre in accordance with standards established by Nareit and define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, corporate high yield interest income, swap income, gain or loss on the sale of investment properties, and impairment loss, including our share of all required adjustments from unconsolidated joint ventures. We define Adjusted EBITDAre, which excludes from EBITDAre non-cash share compensation expense, non-cash changes in fair value, pursuit costs, non-cash intangible amortization, corporate high yield interest income, the pro forma impact of investment activity, and other normalizing items. We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,
	2023	2022
Net income	$12,891	$66,280
Depreciation and amortization expense	47,932	47,040
Interest expense	20,050	18,299
Corporate high yield interest income	(2,307)	—
Swap income	(244)	—
Gain on sale of investment properties, net	—	(53,894)
Proportionate share of unconsolidated joint venture adjustments	3,526	3,545
EBITDAre	$81,848	$81,270
Non-cash share compensation expense	3,968	4,349
Non-cash changes in fair value	185	—
Pursuit costs	241	149
Non-cash intangible amortization	1,330	1,358
Proportionate share of unconsolidated joint venture adjustments	—	(82)
Pro forma adjustments for investment activity	45	871
Adjusted EBITDAre	$87,617	$87,915

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

As of September 30, 2023, we had a total of $195.8 million of cash and cash equivalents and $1.0 billion of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financing of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Internal Revenue Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

The foregoing discussion regarding the Company’s liquidity and capital resources is subject to applicable restrictions in the Merger Agreement.

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

On May 24, 2023, the Operating Partnership, as borrower, and the Trust, as guarantor, executed a Second Amendment to the Credit Agreement, which added a new $400.0 million unsecured term loan with a scheduled maturity date of May 24, 2028, expanded the accordion feature, and allows the Operating Partnership to increase borrowing capacity under the Credit Agreement by up to an additional $500.0 million, subject to customary terms and conditions, for a maximum aggregate principal amount of all revolving commitments and term loans under the Credit Agreement of $1.9 billion. On the same day, the Operating Partnership borrowed $400.0 million under the five-year term loan feature of the Credit Agreement. Borrowings under the term loan feature of the Credit Agreement bear interest on the outstanding principal amount at a rate which is determined by the Trust’s credit rating, currently equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR. The Company simultaneously entered into fixed-for-floating interest rate swaps for the full borrowing amount under the term loan, fixing the Daily Simple SOFR (as defined in the Credit Agreement) component of the borrowing rate to 3.593%, for an all-in fixed rate of 4.693%. Both the borrowing and the fixed-for-floating rate swaps have a maturity date of May 24, 2028. A portion of the proceeds from the term loan were used to repay all amounts outstanding on the unsecured revolving credit facility.

As of September 30, 2023, the Company did not have any borrowings outstanding under its $1.0 billion unsecured revolving credit facility or the $500.0 million accordion feature, as defined by the Credit Agreement. Of the aggregate $1.9 billion available under the Credit Agreement, the Company had $400.0 million of borrowings outstanding under the term loan feature as of September 30, 2023. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of September 30, 2023, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

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

In August 2023, the Company entered into the 2023 Sales Agreement, pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $600 million. In accordance with the 2023 Sales Agreement, the Trust may offer and sell its common shares through the 2023 Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, or sales made to or through a market maker. Upon entry into the 2023 Sales Agreement, the Company terminated the 2021 ATM Program. As of September 30, 2023, the Trust has $600.0 million remaining available under the 2023 ATM Program. Subsequent to September 30, 2023, in connection with the Merger Agreement, the Trust suspended the 2023 ATM Program.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP are newly issued or purchased in the open market, as further described in the DRIP. As of September 30, 2023, the Company had issued 231,183 common shares under the DRIP since its inception.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we have investments in two unconsolidated joint ventures with ownership interests of 46.5% and 12.3%, respectively. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $766.2 million (of which our proportionate share is approximately $141.5 million). See Note 2 (Summary of Significant Accounting Policies) of Part II, Item 8 (Financial Statements and Supplementary Data) of our 2022 Annual Report for the fiscal year ended December 31, 2022 for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. Our derivative instruments consist of four interest rate swaps of which three are designated as cash flow hedges of interest rate risk. See Note 7 (Derivatives) and Note 2 (Summary of Significant Accounting Policies) in Part I, Item 1 of this report for further detail on our interest rate swaps.

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

Fixed Interest Rate Debt

As of September 30, 2023, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 74.6% of our total consolidated debt, excluding the impact of interest rate swaps. We entered into fixed-for-floating interest rate swaps for the full borrowing amount of our $400.0 million term loan, fixing the Daily Simple SOFR (as defined in the Credit Agreement) component of the borrowing rate to 3.593%, for an all-in fixed rate as of September 30, 2023 of 4.693%. Both the borrowing and the fixed-for-floating rate swaps have a maturity date of May 24, 2028.

Assuming the effects of our interest rate swap agreements, our fixed interest rate debt would represent 94.7% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of September 30, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.3 billion and $1.5 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2023. As we expect to hold our fixed interest rate debt instruments to maturity, based on the underlying structure of the debt instrument, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of September 30, 2023, our consolidated variable interest rate debt totaled $504.8 million, which represented 25.4% of our total consolidated debt. Assuming the effects of our interest rate swap agreements, our variable interest rate debt would represent 5.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of September 30, 2023, we were exposed to market risks related to fluctuations in interest rates on $104.8 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if PRIME and SOFR were to change by 100 basis points, total interest expense on our variable rate debt as of September 30, 2023 would change by approximately $1.0 million annually.

Derivative Instruments

As of September 30, 2023, we had four outstanding interest rate swaps of which three are designated as cash flow hedges of interest rate risk, with a total notional amount of $436.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace the swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of September 30, 2023, we had total consolidated indebtedness of approximately $2.0 billion. The weighted average interest rate on our consolidated indebtedness was 4.07% (based on the 30-day SOFR rate of 5.31% and a PRIME rate of 8.50% as of September 30, 2023). As of September 30, 2023, we had approximately $104.8 million, or approximately 5.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates. See Note 6 (Debt) to our consolidated financial statements included in Part I, Item 1 to this report for a summary of our indebtedness as of September 30, 2023.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A.                       Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2022 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report, other than risks related to the Mergers and the Merger Agreement set forth below.

Risks Related to the Mergers

The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock prices of either Healthpeak or the Trust.

Upon the closing of the Company Merger, each outstanding common share of the Trust (other than common shares to be canceled in accordance with the Merger Agreement) will be converted into the right to receive 0.674 shares of Healthpeak common stock, without interest, but subject to any withholding required under applicable tax law, with cash paid in lieu of any fractional shares. The Exchange Ratio was fixed in the Merger Agreement and, except for certain adjustments on account of changes in the capitalization of Healthpeak or the Trust, will not be adjusted for changes in the market prices of shares of Healthpeak common stock or the Trust common shares. Changes in the market price of shares of Healthpeak common stock prior to the closing of the Company Merger will affect the market value of the Merger Consideration that the Trust shareholders will be entitled to receive upon completion of the Company Merger. Stock price changes may result from a variety of factors (many of which are beyond the control of either Healthpeak or the Trust), including the following factors:

•market reaction to the announcement of the Mergers and the prospects of the combined company;
•changes in the respective businesses, operations, assets, liabilities and prospects of Healthpeak, the Trust or the combined company;
•changes in market assessments of the business, operations, financial position and prospects of Healthpeak, the Trust or the combined company;
•market assessments of the likelihood that the Mergers will close;
•interest rates (including changes or anticipated changes in interest rates), general market and economic conditions and other factors generally affecting the market prices of Healthpeak common stock and the Trust common shares;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which Healthpeak or the Trust operate; and
•other factors beyond the control of either Healthpeak or the Trust, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of Healthpeak common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus, on the date of the Healthpeak special meeting and on the date of the Trust special meeting.

If the market price of shares of Healthpeak common stock increases between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, the date of the Healthpeak special meeting or the date of the Trust special meeting and the date of the closing of the Mergers, the Trust shareholders could receive shares of Healthpeak common stock that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, the date of the Healthpeak special meeting or the date of the Trust special meeting, respectively. Conversely, if the market price of shares of Healthpeak common stock declines between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, the date of the Healthpeak special meeting or the date of the Trust special meeting and the closing of the Mergers, the Trust shareholders could receive shares of Healthpeak common stock that have a market value upon the closing of the Mergers that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, the date of the Healthpeak special meeting or the date of the Trust special meeting, respectively. Furthermore, at the time of the Healthpeak special meeting and the Trust special meeting, Healthpeak stockholders and the Trust shareholders will not know with certainty the value of the Healthpeak common stock that the Trust shareholders will receive upon completion of the Mergers.

Therefore, while the number of shares of Healthpeak common stock to be issued per the Trust common share is fixed, Healthpeak stockholders and the Trust shareholders cannot be sure of the market value of the Merger Consideration the Trust shareholders will receive upon the closing of the Mergers.

Completion of the Mergers is subject to many conditions, and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in a requirement that the Trust pay certain termination fees.

The consummation of the Mergers is subject to certain conditions, including (i) the receipt of approval from the Trust’s shareholders; (ii) the receipt of approval from Healthpeak’s stockholders; (iii) the effectiveness of the registration statement on Form S-4 to be filed with the Commission by the parties in connection with the transactions contemplated by the Merger Agreement; (iv) approval for listing on the New York Stock Exchange of the shares of Healthpeak Common Stock to be issued in the Mergers or reserved for issuance in connection therewith; (v) no temporary restraining order, preliminary or permanent injunction or other order, decree or judgment being in effect enjoining, preventing, restraining, making illegal or otherwise prohibiting the consummation of the Mergers; (vi) no law having been enacted, issued, entered, promulgated or enforced by any governmental authority being in effect which would have the effect of enjoining, preventing, restraining, making illegal or otherwise prohibiting the consummation of the Mergers; (vii) accuracy of each party’s representations, subject in most cases to materiality or Material Adverse Effect (as defined in the Merger Agreement) qualifications; (viii) material compliance with each party’s covenants; (ix) absence of a Material Adverse Effect on either Healthpeak or the Trust; (x) receipt by each of Healthpeak and the Trust of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code and (xi) receipt by Healthpeak of an opinion that the Trust qualifies as a REIT under the Code and receipt by the Trust of an opinion that Healthpeak qualifies as a REIT under the Internal Revenue Code.

There can be no assurance that the conditions to the closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect the Company’s results of operations and business prospects for the following reasons, among others: (i) the Company has incurred and will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain of the Company’s management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company. In addition, the Trust or Healthpeak may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by July 31, 2024.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Trust may be required to pay Healthpeak a termination fee of $111 million, or the maximum amount that can be paid to Healthpeak without causing it to fail to meet its REIT requirement for such year, and/or reimburse Healthpeak’s transaction expenses up to an amount equal to $20 million, or Healthpeak may be required to pay the Trust a termination fee of $365 million, or the maximum amount that can be paid to Healthpeak without causing it to fail to meet its REIT requirement for such year, and/or reimburse the Trust’s transaction expenses up to an amount equal to $20 million. If the Mergers are not consummated, the price of the Trust common shares might decline.

Failure to complete the Mergers could negatively impact the stock prices and the future business and financial results of the Trust.

If the Mergers are not completed, the ongoing business of the Trust could be materially adversely affected and without realizing any of the benefits of having completed the Mergers, the Trust will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•the market price of the Trust common shares could decline;
•the Trust being required, under certain circumstances, to pay to Healthpeak a termination fee of $111 million depending on the circumstances and/or reimburse Healthpeak’s reasonable expenses up to $20 million, as applicable;
•if the Merger Agreement is terminated and the Board of Trustees seeks another business combination, the Trust shareholders cannot be certain that the Trust will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Healthpeak and the Trust have agreed to in the Merger Agreement;
•the Trust may experience negative reactions from the financial markets or its tenants, property managers or employees;
•the Trust having to pay certain costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees whether or not the Mergers are completed; and
•diversion of the Company’s management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.

If the Mergers are not completed, these risks could materially affect the business, financial results and price of the common shares of the Trust. In addition, if the Mergers are not completed, the Trust could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against the Trust to perform its obligations under the Merger Agreement. The materialization of any of these risks could adversely impact the Company’s ongoing business.

The pendency of the Mergers could adversely affect the business and operations of the Company.

Prior to the effective time of the Mergers, some tenants, prospective tenants or property managers of the Company may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Mergers are completed. In addition, under our ground leases, certain hospitals or health systems could exercise purchase rights and rights of first offer and first refusal with respect to sales of the property subject to the ground lease. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the combined company following the Mergers, which may materially adversely affect the ability of the Company to attract and retain key personnel during the pendency of the Mergers. Further, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire all or a significant portion of the Trust prior to the Mergers.

Pursuant to the Merger Agreement, the Trust has agreed not to (i) solicit proposals relating to certain alternative transactions, (ii) engage in discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party or (iii) approve or enter into any agreements providing for any such alternative transaction, in each case, subject to certain exceptions, including to permit members of the Board of Trustees to comply with their duties under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining the Trust shareholder approval, under specified circumstances the Board of Trustees may change its recommendation of the transaction, and the Trust may also terminate the Merger Agreement to accept a superior proposal upon payment of the termination fee described below.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Trust may be required to pay to Healthpeak a termination fee of $111 million and/or reimburse Healthpeak’s transaction expenses up to an amount equal to $20 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Trust from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

If the Merger Agreement is terminated and the Trust determines to seek another business combination, the Trust may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Mergers contemplated by the Merger Agreement.

If the Mergers are not consummated by July 31, 2024, either Healthpeak or the Trust may terminate the Merger Agreement.

Either Healthpeak or the Trust may terminate the Merger Agreement if the Mergers have not been consummated by July 31, 2024. However, this termination right will not be available to a party whose material breach of any provision of the Merger Agreement was the primary cause of, or resulted in, the failure of the Mergers to occur on or before July 31, 2024.

If the Company Merger does not qualify as a reorganization, there may be adverse tax consequences.

The Company Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Code. It is a condition to the completion of the Mergers that Healthpeak and the Trust receive written opinions from their respective counsel to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by Healthpeak and the Trust to counsel and the assumptions set forth therein, and are not a guarantee that the Company Merger will, in fact, qualify as a reorganization. Furthermore, such opinions are not binding on the IRS. Neither the Trust nor Healthpeak has requested or plans to request a ruling from the IRS that the Company Merger qualifies as a reorganization. If the Company Merger were to fail to qualify as a reorganization, then each United States holder of the Trust common shares generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of Healthpeak common stock and cash in lieu of any fractional share of Healthpeak common stock received by such holder in the Company Merger; and (ii) such holder’s adjusted tax basis in its Trust common shares.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on the business of the Company or its ability to consummate the transactions contemplated by the Merger Agreement.

Transactions like the Mergers are frequently the subject of litigation, shareholder demands, or other legal proceedings, including actions alleging that either party’s board of directors breached their respective duties to their shareholders or other equity holders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or other equity holders or otherwise, or any other claims (contractual or otherwise) arising out of the Mergers or the transactions related thereto. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the parties’ ability to consummate the Mergers in a timely manner, or at all, or their respective business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.

Risks Related to the Combined Company Following the Mergers

The combined company expects to incur substantial expenses related to the Mergers.

The combined company expects to incur substantial expenses in connection with completing the Mergers and integrating the operations and systems of the Trust with those of Healthpeak. There are a number of factors that could affect the total amount or the timing of the combined company’s expenses relating to the completion of the Mergers and the combined company’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Mergers could, particularly in the near term, reduce the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the operations of the Trust following the completion of the Mergers.

Following the Mergers, the combined company may be unable to integrate the operations of Healthpeak and the Company successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.

The Mergers involve the combination of two companies that currently operate as independent public companies and their respective operating partnerships. The combined company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform. However, the combined company will be required to devote significant management attention and resources to integrating the operations of Healthpeak and the Trust. Potential difficulties the combined company may encounter in the integration process include the following:

•the inability to successfully combine the operations of Healthpeak and the Trust, including, among other things, the integration of employees, customer and tenant records in a manner that permits the combined company to achieve the synergies anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;
•the inability to dispose of former Company assets or operations that the combined company desires to dispose of;
•the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
•the failure to retain key employees of either of the two companies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.

For all these reasons, it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, property managers and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the combined company.

The market price and trading volume of the combined company common stock may be volatile or may decline as a result of the Mergers.

The combined company’s common stock may experience significant price and volume fluctuations, and investors in shares of the combined company common stock may experience a decrease in the value of their shares, including decreases unrelated to the combined company’s operating performance or prospects. We cannot assure you that the market price of the combined company common stock will not fluctuate or decline significantly in the future.

In addition, upon consummation of the Mergers, Healthpeak stockholders and the Trust shareholders will own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Current Healthpeak stockholders and the Trust shareholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the combined company common stock. If, following the Company Merger Effective Time, large amounts of the combined company common stock are sold, the price of the combined company common stock could decline.

The combined company may incur adverse tax consequences if Healthpeak or the Trust has failed or fails to qualify as a REIT for United States federal income tax purposes.

The Trust has operated in a manner that it believes has allowed it to qualify as a REIT for United States federal income tax purposes under the Code and intends to continue to do so through the closing date or the Company Merger Effective Time, respectively. The combined company intends to continue operating in such a manner following the Mergers. The closing of the Mergers is conditioned on the receipt by Healthpeak of an opinion of the Trust’s counsel to the effect that, commencing with the Trust’s taxable year ended December 31, 2015 and through the Company Merger Effective Time, the Trust has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and on the receipt by the Trust of an opinion of Healthpeak’s counsel to the effect that, commencing with Healthpeak’s taxable year ended December 31, 2015, Healthpeak has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and Healthpeak’s proposed method of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code for its taxable year that includes the Company Merger Effective Time and future taxable years. The foregoing REIT opinions, however, are limited to the factual representations provided by Healthpeak and the Trust to counsel and the assumptions set forth therein, and are not a guarantee that Healthpeak or the Trust has, in fact, qualified, or that the combined company will continue to qualify, as a REIT. Moreover, such opinions are not binding on the IRS, and neither Healthpeak nor the Trust has requested or plans to request a ruling from the IRS that it or the combined company qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations (as in effect from time to time) of the United States Department of the Treasury under the Code is greater in the case of a REIT, like Healthpeak and the Trust, that holds assets through a partnership. The determination of various factual matters and circumstances not entirely within Healthpeak’s and the Trust’s control may affect their ability to qualify as REITs.

In order to qualify as a REIT, each of Healthpeak and the Trust must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders annually equal, in the aggregate, to at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

If Healthpeak or the Trust (or, following the Mergers, the combined company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face material tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•it would be subject to United States federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
•it could be subject to a federal alternative minimum tax and possibly increased state and local taxes for such periods;
•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company (including, potentially, the combined company) could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

Even if Healthpeak (or, following the Mergers, the combined company) retains its REIT status, if the Trust is determined to have lost its REIT status for a taxable year ending on or before the Company Merger, the Trust would be subject to adverse tax consequences similar to those described above. This could substantially reduce the combined company’s cash available for distribution, including cash available to pay dividends to its stockholders, because, assuming that the combined company otherwise maintains its REIT qualification:

•the combined company generally would be subject to corporate level tax with respect to the built-in gain on each asset of the Trust existing at the time of the Company Merger if the combined company were to dispose of the Trust asset during the five-year period following the Company Merger;
•the combined company would succeed to any earnings and profits accumulated by the Trust for taxable periods that it did not qualify as a REIT, and the combined company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the combined company does not timely distribute those earnings and profits, the combined company could fail to qualify as a REIT); and
•if the Trust incurred any unpaid tax liabilities prior to the Company Merger, those tax liabilities would be transferred to the combined company as a result of the Company Merger.

If there is an adjustment to the Trust’s taxable income or dividends paid deductions, the combined company could elect to use the deficiency dividend procedure in order to maintain the Trust’s REIT status. That deficiency dividend procedure could require the combined company to make significant distributions to its stockholders and to pay significant interest to the IRS.

As a result of all these factors, Healthpeak’s or the Trust’s (or, following the Mergers, the combined company’s) failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the value of its capital stock.

Item 2.                       Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

From time to time the Operating Partnership issues OP Units to the Trust, as required by the Second Amended and Restated Agreement of Limited Partnership, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

On July 3, 2023, we issued 25,000 common shares upon the redemption of OP Units held by an OP Unit holder in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information relating to repurchases of our common shares of beneficial interest and OP Units during the three months ended September 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	25,000	(1)	$13.99	N/A	N/A
August 1, 2023 - August 31, 2023	—		—	N/A	N/A
September 1, 2023 - September 30, 2023	—		—	N/A	N/A
Total	25,000		$13.99	—	—
(1)Represents OP Units redeemed by holders in exchange for common shares of the Company.

Item 5.                       Other Information

Rule 10b5-1 Trading Arrangements

On August 14, 2023, John T. Thomas, President and Chief Executive Officer of the Trust entered into a prearranged trading plan (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 50,000 shares of common stock, subject to price and trading thresholds set under the plan. The 10b5-1 Plan begins on November 13, 2023, and expires when all of the shares are sold or on August 14, 2024, whichever occurs first.

Item 6.                                 Exhibits

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Merger dated as of October 29, 2023 among Healthpeak Properties, Inc., Alpine Sub, LLC, Alpine OP Sub, LLC, Physicians Realty Trust and Physicians Realty L.P.
3.1	(1)	Bylaws of Physicians Realty Trust, as amended through October 28, 2023
10.1	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and John T. Thomas
10.2	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and Jeffrey N. Theiler
10.3	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and D. Deeni Taylor
10.4	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and Mark D. Theine
10.5	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and John W. Lucey
10.6	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and Bradley D. Page
10.7	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and Daniel M. Klein
10.8	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and Laurie P. Becker
10.9	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and Amy M. Hall
10.10	(2)	Employment Agreement dated as of October 20, 2023, between the Trust and Mark Dukes
10.11		Form of Restricted Share Unit Award Agreement (Performance Units)**
10.12		Form of Restricted Share Award Agreement - Executives (Time Vesting)**
10.13		Form of Restricted Share Unit Award Agreement - Trustee (Time Vesting)**
10.14		Form of Restricted Share Unit Award Agreement - Trustee (In Lieu of Cash Retainer)**
10.15		Form of Restricted Share Award Agreement - Executives (Deferral)**
22.1		List of Subsidiary Issuers and Guaranteed Securities**
31.1		Certification of John T. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
31.2		Certification of Jeffrey N. Theiler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Physicians Realty Trust**
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

(1)Incorporated by reference to the Trust’s Current Report on Form 8-K filed with the SEC on October 30, 2023 (File No. 001-36007)

(2)Incorporated by reference to the Trust’s Current Report on Form 8-K filed with the SEC on October 20, 2023 (File No. 001-36007)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS REALTY TRUST

Date: October 30, 2023	/s/ John T. Thomas
John T. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2023	/s/ Jeffrey N. Theiler
Jeffrey N. Theiler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)