Form 10-K
period 2023-12-31
Physicians Realty Trust
filed 2024-02-22
CIK 1574540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of Physicians Realty Trust’s common shares held by non-affiliates as of June 30, 2023 was approximately $3,297,969,026 based upon the closing price reported for such date on the New York Stock Exchange.

As of February 16, 2024, there were 238,911,308 shares of Physicians Realty Trust’s common shares outstanding.

PHYSICIANS REALTY TRUST

Annual Report on Form 10-K for the Year Ended December 31, 2023

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

These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•risks associated with the Company Merger and the Partnership Merger (each as defined below and collectively, the “Mergers”), including our ability to consummate the Mergers on the proposed terms or on the anticipated timeline, or at all, and unanticipated difficulties or expenditures relating to the Mergers, potential difficulties in employee retention as a result of the Mergers, the occurrence of any event, change, or other circumstances that could give rise to the termination of the Mergers and the outcome of legal proceedings instituted against us, our trustees and others related to the Mergers;

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

•our failure to generate sufficient cash flows, subject to the restrictions in the Merger Agreement (as defined below), to service, pay down, or refinance our indebtedness or make distributions on our common shares;

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

•risks related to our investments in joint ventures or development projects we have made and may make in the future;

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

Factors that may cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include, without limitation, those discussed in Item 1 - “Business,” Item 1A - “Risk Factors,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and our other filings with the United States Securities and Exchange Commission (“SEC”).

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

We have grown our consolidated portfolio of gross real estate investments from approximately $124 million at the time of our IPO to approximately $5.9 billion as of December 31, 2023. As of December 31, 2023, our consolidated portfolio consisted of 278 health care properties (which excludes our Corporate headquarters and retail asset) located in 32 states with approximately 15,653,690 net leasable square feet, of which approximately 94% was leased with a weighted average remaining lease term of approximately 5.1 years. As of December 31, 2023, approximately 90% of the net leasable square footage of our portfolio was either on the campus of a hospital or strategically affiliated with a health system.

We receive a cash rental stream from health care providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of December 31, 2023 are from absolute net or triple-net leases pursuant to which the tenants are responsible for operating expenses subject to specific lease terms relating to the property, including, but not limited to, real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. These lease structures insulate us from increases in most operating expenses, especially increases in operating expenses that are beyond our control, and provide relatively predictable cash flow. Approximately 6% of the annualized base rent payments from our properties as of December 31, 2023 are from modified gross leases that allow us to recover operating expenses that exceed certain base year operating expense thresholds in such leases, thus protecting us from increases in operating expenses.

We seek to structure our leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. Certain of the Company’s leases include provisions indexing annual rent escalators to changes in the Consumer Price Index (“CPI”), often with a floor or ceiling. As of December 31, 2023, approximately 5.9% of the Company’s annual rent escalators have CPI provisions. Our operating results depend significantly on the ability of our tenants to make required rental payments. We believe that our portfolio of outpatient medical facilities and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, the creditworthiness of our tenants, a staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

As of December 31, 2023, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.6%
2024	5.2%
2025	6.6%
2026	22.6%
2027	11.6%
2028	12.9%
2029	6.8%
2030	6.0%
2031	7.4%
2032	8.4%
2033	5.0%
Thereafter	6.9%
Total	100.0%
(1)“MTM” means month-to-month. This line also includes six leases which expired on December 31, 2023, representing 0.1% of leased square feet.

We invest in real estate that is integral to providing high-quality health care services. Our properties are typically located on a campus with a hospital or other health care facilities or strategically affiliated with a hospital or other health care system. We believe the impact of government programs and continuing trends in the health care industry create attractive opportunities for us to invest in health care-related real estate. Our management team has significant health care real estate experience and has long-established relationships with physicians, hospitals, and health care delivery system decision makers who we believe will provide quality investment and growth opportunities. Our principal investments include outpatient medical facilities, ambulatory surgery centers (“ASCs”), and other real estate integral to health care providers. We seek to generate attractive risk-adjusted returns for our shareholders through a combination of stable and increasing cash flow and potential long-term appreciation in the value of our properties and our common shares.

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an umbrella partnership REIT structure in which our properties and our ownership interest in joint ventures are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of February 16, 2024, owned approximately 96.1% of the Operating Partnership Units (“OP Units”).

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

We intend to grow our portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities and development of new health care facilities that provide or will provide stable revenue growth and predictable long-term cash flows. We may also selectively finance the development of new health care facilities with premier health care real estate developers. Generally, we expect to make investments in new development properties, whether self-developed or through third party developers, when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on outpatient medical facilities, ASCs, and other real estate integral to health care providers.

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

As of December 31, 2023, we have grown our consolidated portfolio of gross real estate investments to approximately $5.9 billion while maintaining a conservative balance sheet. For short-term funding purposes, we may borrow from our unsecured credit facility. From time to time, we replace these borrowings with long-term capital such as senior unsecured notes, equity, and alternative securities. We may selectively utilize capital market transactions in furtherance of our investment strategy.

Merger with Healthpeak

On October 29, 2023, the Trust and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Healthpeak Properties, Inc. (“Healthpeak”), DOC DR Holdco, LLC (formerly known as Alpine Sub, LLC), a Maryland limited liability company and a wholly owned subsidiary of the Healthpeak (“DOC DR Holdco”) and DOC DR, LLC (formerly known as Alpine OP Sub, LLC), a Maryland limited liability company (“DOC DR OP Sub”) and a wholly owned subsidiary of Healthpeak OP, LLC, a Maryland limited liability company (“Healthpeak OP”), pursuant to which, among other things, and through a series of transactions, (i) each outstanding common share of the Trust (other than Trust common shares to be canceled in accordance with the Merger Agreement) will be automatically converted into the right to receive 0.674 (the “Exchange Ratio”) shares of Healthpeak common stock, and (ii) each outstanding OP Unit will be automatically converted into and become common units in the successor entity to the Operating Partnership equal to the Exchange Ratio.

The Merger Agreement provides for (i) the merger of the Trust with and into DOC DR Holdco (the “Company Merger”), with DOC DR Holdco surviving as a wholly owned subsidiary of Healthpeak (the “Company Surviving Entity”); (ii) immediately following the effectiveness of the Company Merger, the contribution by Healthpeak to Healthpeak OP of all of the outstanding equity interests in the Company Surviving Entity (the “Contribution”); and (iii) immediately following the Contribution, the merger of the Operating Partnership with and into DOC DR OP Sub (the “Partnership Merger”), with DOC DR OP Sub surviving as a wholly owned subsidiary of Healthpeak OP.

In connection with the Mergers, Healthpeak filed a Registration Statement on Form S-4 with the SEC on December 15, 2023, as amended on January 9, 2024. The Trust and Healthpeak filed a definitive joint proxy statement/prospectus on January 11, 2024 in connection with our respective special meetings of shareholders and stockholders, as applicable, which were held on February 21, 2024. Consummation of the Mergers are subject to the satisfaction or waiver of customary closing conditions.

On February 21, 2024, our shareholders voted on and approved the merger with Healthpeak. The Mergers are expected to close on or about March 1, 2024. If the Mergers are not consummated by July 31, 2024 (unless extended under certain circumstances), either we or Healthpeak may terminate the Merger Agreement.

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
•We seek to maintain a core, critical portfolio of properties and to build our reputation as a leading dedicated outpatient medical facilities owner and operator.
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

Our ESG achievements in 2023 include the following:

•Earned a Green Star rating and a score of 78 out of 100 from the Global Real Estate Sustainability Benchmark (GRESB), representing a 4% year-over-year increase in our scoring;
•Achieved a ranking of 2 out of 6 as part of customized GRESB peer group scoring comprised of U.S.-based listed outpatient medical REITs;
•Earned a GRESB Public Disclosure Level score of 98 out of 100, ranking first in our health care comparison group for the second consecutive year;
•Recognized with a 2022-2025 Green Lease Leaders Platinum Certification by the Institute for Market Transformation (IMT) and the DOE Better Buildings Alliance, the only health care REIT attaining this designation;

•Merited ENERGY STAR Certification receiving 16 new property certifications, totaling 42 certifications since 2021;
•Earned seven new Institute of Real Estate Management (IREM®) Certified Sustainable Property designations, totaling 45 certifications since 2019;
•Recognized by Nareit as the Leader in the Light winner for the Health Care sector;
•Achieved an ISS ESG Corporate “Prime” rating, recognizing our dedication to ESG performance and disclosure;
•Honored as a Modern Healthcare Best Places to Work for the third consecutive year;
•Recognized as a Top Workplaces recipient from the Milwaukee Journal Sentinel for the sixth consecutive year; and
•Named to the Bloomberg Gender-Equality Index as a first-time submitter.

We are committed to giving back to the communities we serve. In 2023, the Company provided approximately $371,000 in philanthropic donations to community and health care provider organizations, benefiting their research and mission initiatives.

Under the Company’s “volunteer time off” employee benefit program and Company volunteerism efforts, our employees contributed approximately 756 hours of community service in 2023. Employees are encouraged to spend a day - with pay - volunteering for an organization in their home community. In addition, the Company organizes volunteer service opportunities as a corporate outing, benefiting charitable causes while building teamwork, leadership skills, and fostering our Company culture. For more details on our social responsibility strategies, see the discussion under Item 1 - “Business” under “Human Capital Management.”

Sustainability Accounting Standards Board (“SASB”)

The Real Estate Sustainability Accounting Standards issued by the Sustainability Accounting Standards Board (SASB) in 2018 proposed metrics designed for disclosure in mandatory filings. Beginning with our 2020 ESG report, Physicians Realty Trust has aligned our disclosures with SASB standards on ESG issues important to our company and mission.

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

The charts below detail our Energy Use Intensity, Total Energy Use, Water Use Intensity, and Total Water Use for 2018 through 2022, for which data on occupied and managed properties were available. Total energy use is presented in energy use intensity and gigajoules, and total water is presented in water use intensity and per cubic meters.(1)

(1)The 2022 calendar year is the most recent year for which complete energy and water data is available and assured by a third party. The energy chart reflects the performance of 8.1 million square feet as of December 31, 2022, which is approximately 52% of our total portfolio and approximately 56% of our actively managed portfolio. The energy scope includes energy produced from fuel, gas, district cooling, and electricity. The water chart reflects the performance of 6.99 million square feet, which is approximately 45% of our portfolio. The water scope includes irrigation and domestic water. Data coverage for water differs from the coverage for energy as water is not under operational control in every reporting group location.

Energy Reduction Strategy

Energy reduction is a significant part of our capital improvement strategy as well as our property management training and engagement. We proactively track our assets to determine where capital upgrades, HVAC, and building control systems optimizations, will maximize our efficiency impact.

Water Reduction Strategy

The Company utilizes water management policies, low-flow fixtures, and tenant education as part of our long-term mitigation strategies. We also work to optimize property irrigation systems based upon weather conditions and other environmental factors.

Climate Change Adaptation

Approximately 205,000 square feet of the 8.1 million square feet referenced in the chart above, representing five of our outpatient medical facilities, are located in 100-year flood zones designated by the U.S. Federal Emergency Management Agency (“FEMA”) as special flood hazard areas (“SFHA”). No other tracked properties are located in a SFHA.

Severe weather events and climate change are highly uncertain and could have material adverse effects on our properties, operations, and business. To the extent that severe weather events, such as hurricanes, floods, tornadoes, earthquakes, blizzards, and extreme cold, or significant changes in climate occur in the geographic locations where our 37 properties are located or cause damage to any of the properties, we may experience revenue loss, cost increase, construction delays, tenant disruption or displacement of their operations, and decreased demand for properties located in such geographic areas or affected by such changes. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. In addition, changes in federal and state laws and regulations intended to reduce the impacts of climate change could result in, among other things, increased capital expenditures to improve energy efficiency at our properties, increased costs of property insurance or render such insurance unavailable on terms acceptable to us, and increased costs of developing properties without corresponding increases in revenue.

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

Reporting

A notable part of our sustainability platform is transparent reporting of ESG performance indicators, as we recognize the importance of this information to investors and other key stakeholders in understanding how the Company assesses sustainability information and evaluates risks and opportunities. We publish an ESG report that is aligned with the Global Reporting Initiative (GRI) reporting standards and the United Nations Sustainable Development Goals. The Company’s ESG Report includes our strategy, key performance indicators, annual like-for-like comparisons, and achievements. The report is available on our website at http://www.docreit.com/esg. Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

ISOS Group, Inc. conducted an independent third-party, moderate-level assurance of environmental data, including energy, water, waste, and greenhouse gas emissions calculations for the calendar year ended December 31, 2022. This moderate assurance engagement was performed under the AccountAbility 1000 Assurance Standard (AA1000AS) and with reference to

ISO 14064-3: Specification with guidance for the validation and assurance of greenhouse gas assertions, World Resources Institute (WRI)/World Business Council for Sustainable Development (WBCSD) The Greenhouse Gas Protocol: A Corporate Accounting and Reporting Standard, and WRI/WBCSD The Greenhouse Gas Protocol: Corporate Value Chain (Scope 3) Accounting and Reporting Standard.

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

$4.5 Trillion Health Care Industry Projected to encompass 19.6% of U.S. GDP by 2031

According to the National Health Expenditure Projections 2022-2031 from the Center for Medicare & Medicaid Services (“CMS”), average annual growth in National Health Expenditure (“NHE”) is projected to be 5.4%, which would outpace the projected average annual growth of gross domestic product (“GDP”) at 4.6%. By 2031, CMS projects that 19.6% of GDP will be attributable to health spending, compared to 18.3% in 2021. The general aging of the population, driven by the Baby Boomer generation and advances in medical technology and services, which increase life expectancy, are expected to continue to be key drivers of the growth in health care expenditures. The anticipated continuing increase in demand for health care services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained health care providers to find cost effective solutions for their real estate needs.

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

We believe health care expenditures for the population over 65 years of age will continue to rise as a disproportionate share of health care dollars is spent on older Americans. To illustrate, in 2012 the elderly (65+ years old) represented only 14% of the population while accounting for 34% of all health care-related spending. We believe the older population group increasingly will require treatment and management of chronic and acute health ailments and that this increased demand for health care services will create a substantial need for additional outpatient medical facilities and other facilities that serve the health care industry in many regions of the United States. Additionally, we believe there will likely be a focus on lowering the cost of outpatient care for the aging U.S. population, which will continue to support medical office and outpatient facility property demand in the long term. For example, beginning in 2019, CMS expanded the list of procedures that can be performed and reimbursed in outpatient surgery centers to include 12 cardiac catheterization diagnostic procedures and 5 ancillary procedures. CMS further expanded the list of services for 2023, and the current year (“CY”) 2024 Outpatient Prospective Payment System and Ambulatory Surgical Center final rule created a new benefit category for intensive outpatient program services, which expands outpatient access to individuals with acute behavioral health needs. We believe these trends will result in a substantial increase in the demand for health care space in our facilities and the number of properties meeting our investment criteria.

We believe advances in medical technology will continue to enable health care providers to identify and treat once fatal illnesses and improve the survival rate of critically ill and injured patients who will require continuing medical care in outpatient medical facilities.

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

The U.S. Census Bureau estimated that approximately 50 million Americans did not have health care insurance in 2009, before the Affordable Care Act was enacted. The U.S. Census Bureau calculated that from 2021 to 2022, the number of Americans with health insurance increased from approximately 300.9 million (91.7%) to 304 million (92.1%), continuing a trend after passage of the Affordable Care Act to reduce the number of uninsured. The Affordable Care Act and subsequent legislation, executive orders and events, as well as their potential impact on our business, are discussed more fully under Item 1 - Business, under the caption “Certain Government Regulations.”

We believe an increase in the number of Americans with access to health insurance would result in an increase in physician office visits and an overall rise in health care utilization which in turn will drive a need for expansion of medical, outpatient, and smaller specialty hospital facilities. We also believe the increased dissemination of health research through media outlets, marketing of health care products, and availability of advanced screening techniques and medical procedures have contributed to a more engaged population of health care users and has created increased demand for customized facilities providing specialized, preventive, and integrative health care services. With the growth of electronic health care information transmission, physician offices increasingly engage with patients through telehealth. Health care payors, including Medicare, are beginning to reimburse for telehealth services when medical information is transmitted and used between patients and physicians. Telehealth services have also expanded as a result of COVID-19, a trend we expect to continue.

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

Impact of BBA on Hospital Outpatient Care

Section 603 of the Bipartisan Budget Act of 2015 (the “2015 BBA”) generally prohibits hospital outpatient departments (“HOPDs”) from receiving hospital outpatient department rates under the Medicare Outpatient Prospective Payment System (“OPPS”) for Medicare patients treated in “off-campus” locations that are not Emergency Departments on or after January 1, 2017, potentially impacting their profitability. These higher Medicare hospital outpatient rates are only permitted if the hospital provides HOPD services in a department within 250 yards of the hospital’s main inpatient building, or within 250 yards of a hospital’s remote location (second inpatient location off the main campus). A hospital HOPD can be grandfathered from the 2015 BBA payment changes even if the location is outside the 250 yard distance. Under the statutory authority, an off-campus HOPD facility that was furnishing outpatient services on or before November 2, 2015 can be “grandfathered” and can continue to be paid at the OPPS HOPD rates, if, among other things, the hospital was billing HOPD services in that location on a HOPD basis as of November 2, 2015 and continues to provide those services in that location. On November 21, 2018, the Secretary of the U.S. Department of Health and Human Services (the “Secretary”) issued a final rule, effective January 1, 2019, that eliminates the higher, OPPS reimbursement rate for evaluation and management (“E&M”) services provided by grandfathered HOPD locations (the “Final Rule”). The Secretary, instead, will only reimburse for E&M services at the lower, Medicare Physician Fee Schedule rate that new non-grandfathered off-campus HOPD locations receive. The AHA and a number of hospitals sued the Secretary in federal court to enforce the plain meaning of Section 603 of the 2015 BBA and restore the right to grandfathered HOPD reimbursement rates. On September 17, 2019, a federal district judge ruled in favor of the AHA. The court stated that CMS did not have the authority to lower payments for off-campus hospital-based departments that were grandfathered under the 2015 BBA. CMS challenged this ruling and requested a stay in the decision, which the court denied on October 21, 2019. In its December 15, 2020 final rule for hospital OPPS rates, CMS continued its efforts to lower payment for certain HOPD services basing reductions on the principle of “site neutrality.” These lower payment levels were effective January 1, 2021, notwithstanding the CMS’ projections that overall payments under OPPS will increase by 2.4%. For 2024, CMS updated OPPS payment rates for hospitals that meet applicable quality reporting requirements by 3.1%. Further, CMS continued the payment rate reduction for E&M services furnished in all off-campus HOPDS in 2022. CMS stated that it intends to continue this policy. Hospitals with “grandfathered” locations providing HOPD services in our portfolio are referred to as 603 assets in our SEC reports and other public disclosures.

We own a number of 603 assets. Rent derived from these 603 assets accounts for approximately 16% of our total consolidated portfolio annualized base rent as of December 31, 2023. Depending upon the implementation of the regulations and mix of procedures in an HOPD, the 2015 BBA may enhance the value of these 603 assets because existing HOPDs may lose their higher reimbursements rates should they choose to change locations, thus enhancing lease renewal probabilities and rent growth.

Portfolio Summary

Please see Item 2 - “Properties” for a table that summarizes our consolidated portfolio as of December 31, 2023.

Geographic Concentration

As of December 31, 2023, approximately 11.9% of our consolidated gross leasable area was derived from properties located in Texas.

As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in the Texas market, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected. See the discussion under Item 1A - “Risk Factors,” under the caption, “Economic and other conditions that negatively affect geographic areas in which we conduct business, and in particular Texas, and other areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations, and financial condition.”

Customer Concentration

We receive substantially all of our revenue as rent payments from tenants under leases of space in our health care properties, with our five largest tenants based upon rental revenue representing approximately $71.8 million, or 19.6%, of the annualized base rent from our consolidated properties as of December 31, 2023. No one tenant represents more than 5.1% of our total consolidated annualized base rent; however, 14.9% of our total consolidated annualized base rent as of December 31, 2023 is from tenants affiliated with CommonSpirit. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our business, financial position, or results of operations could be materially adversely affected if CommonSpirit were to experience a material adverse effect on its business, financial position, or results of operations.

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

We also face competition in leasing available outpatient medical facilities and other facilities that serve the health care industry to prospective tenants. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have a material adverse impact on our results of operations.

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

We are an equal opportunity employer, and we are committed to making employment decisions without regard to race, creed, color, religion, sex, age, ancestry, national origin, sexual preference, sexual orientation, marital status, disability, protected veteran status, or any other legally protected status. As of December 31, 2023, we had 104 full-time employees, none of whom were subject to a collective bargaining agreement. We believe that relations with our employees are positive.

The nominating and corporate governance committee retains oversight over human capital matters, including diversity, equity, and inclusion policies and initiatives, and oversees the Company's Diversity, Equity, and Inclusion (“DEI”) Council. Our Board receives regular reports from our CEO regarding annual employee engagement results conducted through an independent third party. In 2023, the Company had approximately 91% participation in this survey. In 2023, our voluntary employee retention rate was approximately 92%. Our Board members periodically attend employee events, participate in our annual Management Summit event, and attend all-team holiday gatherings. In January 2023, we were named to the Bloomberg Gender-Equality Index as a first-time submitter.

Employee Engagement

In 2023, the Company offered team member training, including courses on leadership, work/life balance, mental health, and cybersecurity, among other topics. Our team also routinely participates in training opportunities related to ESG and workplace best practices to pursue continued professional development. In addition, employees participate in regular Company-wide “lunch and learn” discussions on leadership, wellness, mentorship, and team-building.

In addition, our employees contribute to building a stronger and more inclusive workplace environment. Employees lead committees focusing on social, environmental, philanthropic, and health and wellness topics that shape the Company’s policies. As mentioned above, annual engagement surveys are conducted by an independent third party to provide anonymous team member feedback, the response rate to this survey was approximately 91% in 2023. We believe that continuous improvement and investment in our team are the keys to our continued success.

Diversity, Equity, and Inclusion

The Company values diversity and embraces the unique qualities of our employees. In 2019, we formed our DEI Council, which, among other things, develops educational platforms, and plans activities to promote DEI at all levels of our organization, creating a culture of fairness and respect for our employees. We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences.

We take a personalized approach, driven by an 18-member DEI Council that represents all workgroups within our Company. Our DEI Council, which meets monthly, operates under the direction and full support of our Senior Vice President and Deputy Chief of Investments, who reports on activities to our President and CEO. In addition, the DEI Council is overseen by the nominating and corporate governance committee and reports to the entire Board as needed. We feel that this level of visibility leads to high engagement, accountability, and fulfillment of our DEI goals.

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

One of the Company’s continuing education benefits, our graduate degree sponsorship program, is awarded based on a competitive submission process. This program was launched in 2019 and has two graduates.

The Company has a hybrid work approach tailored to the decisions and responsibilities of each workgroup, which we believe maximizes company-wide productivity. Additionally, the Company has a yearly four-week “work from anywhere” policy.

Community and Philanthropy

The Company provides monetary support to various nonprofit organizations. In 2023, the Company contributed approximately $371,000 in philanthropic giving. Separately, we raised $75,000 to support charitable causes nationwide. Employees are actively involved in the Company’s philanthropic decisions through a team-led committee, an annual philanthropy survey, and quarterly “Jeans Week” drives with charitable recipients chosen from team-nominated organizations nationwide. The Company does not make contributions of any kind to any political action committees or political candidates or their campaigns.

Under the Company’s all-team volunteerism efforts, our employees contributed 396 hours through Company-sponsored team volunteer opportunities in 2023. Additionally, through the Company’s Volunteer Time Off (VTO) program launched in 2019, we encourage and empower our employees to give back to the community in personally meaningful ways. In 2023, our employees spent 360 hours serving their communities individually.

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

In 2017, Congress came within a single vote of repealing the Affordable Care Act and substantially reducing funding to the Medicaid program. New legislation may be introduced in the future, proposing changes, if not full repeal of the Affordable Care Act. Beyond this, significant changes to commercial health insurance and government-sponsored insurance (e.g., Medicare and Medicaid) remain possible. Commercial and government payors are likely to continue imposing larger discounts and tighter cost controls upon operators, through reductions in reimbursement rates and changes in payment methodologies, discounted fee structures, the assumption by health care providers of all or a portion of the financial risk or otherwise. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on certain of our operators’ liquidity, financial condition, and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Health Care Legislation

Health Reform Laws. On March 23, 2010, then President Obama signed into law the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to decide whether or not to participate in the expansion. As a result, states that choose not to participate in the expansion-and to forego funding for the Medicaid expansion-may do so without losing their existing Medicaid funding. As of December 1, 2023, 10 states have pursued the option not to adopt the Medicaid expansion. Forty-one states and the District of Columbia have adopted the expansion. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs.

Challenges to the Health Reform Laws and Potential Repeal and/or Further Reforms under Trump Administration. Since the enactment of the Health Reform Laws, there have been multiple attempts through legislative and regulatory action, as well as legal challenge to repeal or amend the Health Reform Laws, including the case that was before the U.S. Supreme Court, King v. Burwell. Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Reform Laws, we cannot predict whether other current or future efforts to repeal, amend or challenge the validity of all or part of the Health Reform Laws will be successful, nor can we predict the impact that such a repeal, amendment or challenge would have on our operators or tenants and their ability to meet their obligations to us.

In 2017, then President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, then President Trump issued an Executive Order stating that it was the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, health care providers, health insurers, patients, and others. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, reduced the Affordable Care Act’s individual mandate penalty to zero beginning in 2019. The elimination of the penalties does not remove the requirement to obtain health care coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. President Biden formally revoked former President Trump’s Executive Order regarding the Affordable Care Act on January 28, 2021. The United States Supreme Court heard the Texas case following a series of appeals and dismissed the case for lack of standing, effectively upholding the Affordable Care Act in June 2021. Despite action by the current administration and the Supreme Court’s decision to uphold the Affordable Care Act, litigation to invalidate parts of the Affordable Care Act continues; another case in Texas is currently moving through the court system regarding the ACA’s requirement for coverage of clinical preventive services. Moreover, it is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.

The US Department of Labor (“DOL”) issued a final rule on June 21, 2018 authorizing the creation of Association Health Plans (the “AHP Rule”). This rule was one of three components of a 2017 Executive Order to increase consumer health insurance options and also created short-term limited duration health insurance and health reimbursement arrangements. On March 28, 2019, the US District Court for the District of Columbia set aside a number of the AHP Rule’s provisions. On April 26, 2019, the Department of Justice (“DOJ”) appealed that decision, but following a change in administration, on December 20, 2023, the Department of Labor proposed to rescind the AHP Rule. The proposed rule is currently in the comment period until February 20, 2024.

On June 24, 2019, then President Trump signed an Executive Order on Improving Price and Quality Transparency in American Health Care to Put Patients First. The order was intended to increase the availability of meaningful price and quality information for patients. CMS included in its final rule for Medicare hospital outpatient payment, the requirement that hospitals make public their standard charges, along with payer-specific negotiated rates, in a consumer-friendly format. This requirement was to be effective January 1, 2020. In 2019, the AHA and other hospital groups initiated litigation against the U.S. Department of Health and Human Services (“HHS”) and CMS to prevent implementation of this price transparency rule. The AHA challenge was unsuccessful and the rule became effective January 1, 2021. On November 22, 2023, CMS reiterated its commitment and refinement of price transparency in the CY 2024 Medicare OPPS and ASC Final Rule, which among other things, requires hospitals to use CMS templates for Machine-Readable Files (“MRFs”), display estimated allowed amounts in certain circumstances, and provide price transparency information on their websites. The public availability of hospital charges may give patients information to select physician office-based care rather than in the hospital.

We cannot predict the effect of Trump or Biden Executive Orders, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or whether future attempts by Congress to challenge or change the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, through the legislative, regulatory or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.

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

In addition to the balance billing prohibition, the NSA also requires providers and facilities to provide a good faith estimate (“GFE”) of expected charges to uninsured and self-pay patients upon scheduling or upon request. Note, the GFE requirements are limited in applicability to uninsured and self-pay patients at this time. In August 2021, HHS announced its intention to delay enforcement of the GFE requirements for patients who are enrolled in a health plan and are seeking to submit a claim to the plan for items and services until rulemaking to fully implement this requirement.

HHS further delayed enforcement of the requirement that the GFE includes expected charges from co-providers or co-facilities indefinitely until HHS issues additional guidance through formal rulemaking. Currently there is no new enforcement deadline, and according to the FAQ, any future rulemaking will include a prospective applicability date that gives providers and facilities “a reasonable amount of time to comply with any new requirements.” Nevertheless, the FAQ cautions that certain states are the primary enforcers of the GFE requirements, rather than the federal government. Those states do not have to follow HHS’ lead to delay enforcement of the co-provider requirement, though HHS encourages states to take a similar approach. Providers in states that are enforcing the GFE rules directly may have enhanced risk of enforcement at this time. While the balance billing and patient cost-sharing requirements (described above) do not apply to freestanding physician clinics, the GFE requirements under the NSA apply to all licensed health care facilities and health care providers, including freestanding physician clinics. The NSA requires providers and facilities to provide patients with disclosures of their new rights under the law.

The enforcement provisions under the NSA permit the Secretary to apply a civil monetary penalty against a provider/facility in an amount not to exceed $10,000 per violation of the NSA, including: (i) violations of the balance billing protections under the NSA (including all mandated disclosures and notices); and (ii) in circumstances where a provider/facility fails to provide a GFE of expected charges to uninsured/self-pay patients in violation of the NSA. Notably, the balance billing, patient cost sharing protections, and GFE requirements under NSA are in addition to any requirements under applicable state law. Many of our operators and tenants are now subject to these laws, and some of them may be subject to monetary penalties if they fail to comply with applicable laws.

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

On July 3, 2023, the Office of the Inspector General (“OIG”) finalized a rule that established civil monetary penalties up to $1 million per violation for health IT developers, entities offering certified health IT, health information exchanges, and health information networks. And on November 1, 2023, OIG proposed a rule to establish disincentives for providers that are determined to have committed information blocking. If finalized, the disincentives would include monetary and non-monetary penalties. In addition to the potential for monetary and non-monetary penalties, providers are likely to incur additional costs in training staff and updating medical records systems and policies to ensure appropriate access to medical records.

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

Payments from the PRF are not loans and, therefore, they are generally not subject to repayment. However, as a condition to receiving distributions, providers agreed to certain terms and conditions, including, among other things, that the funds are used for lost revenues and certain COVID-related expenses, and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. Recipients of PRF payments must comply with reporting requirements described in the terms and conditions and specified in HHS reporting guidelines. HHS has indicated that it will be closely monitoring and, along with the OIG, auditing providers to ensure that recipients comply with the terms and conditions of the PRF program and to prevent fraud and abuse. Providers are subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Noncompliance with applicable terms and conditions is grounds for HHS to recoup some or all of the payments made from the PRF. Reporting obligations are ongoing for providers that accepted grants from the Provider Relief Fund and will continue into 2025. Notably, HHS is issuing Repayment Request Notices to recipients of PRF payments who are required to repay funds.

On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, extending the moratorium on the 2% Medicare sequestration until April 2022, then reducing the amount taken from payments to 1% for another three months. The law also prevents the statutory Pay-As-You-Go cuts to Medicare, which total 4% of Medicare payments, and certain rate cuts finalized in the Medicare Physician Fee Schedule final rule from November 2021. Additionally, the law delayed payment cuts for clinical laboratories and postpone the launch of the radiation oncology bundled payment model, which was slated to start in January 2022. These changes were intended to support the financial viability of physician practices and maintain access to outpatient care during the continuing public health emergency, but have begun unfolding as the COVID-19 public health emergency ended on May 11, 2023. In April of 2022, CMS resumed sequestration reductions and ramped up to a 2% sequestration beginning in July 2022. Moreover, CMS’s final CY 2024 Physician Fee Schedule included a payment rate reduction of 1.25%, compared to CY 2023, with a conversion factor decrease of 3.4%.

Based on the continued uncertainty around reporting and potential recoupment of PRF funds, we cannot provide any assurances as to whether any tenant or operator may be required to derecognize and return any portion of PRF funds it has recognized as income, or predict whether a tenant or operator may be eligible to receive any additional allocations of Provider Relief Funds in the future or whether it will be able to recognize such amounts as PRF grant income under HHS reporting requirements. And while the CY 2024 Physician Fee Schedule included payment reductions, there are no assurances regarding the future of payment rates and scheduled reductions to payments thereunder. These ongoing risks will continue to create risk of non-payment of rent from our tenants.

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

On January 13, 2022, the Supreme Court handed down a pair of decisions on the CMS vaccine mandate rule and the OSHA vaccine-or-test rule. In short, the Court ruled in its opinion that CMS is not prohibited from implementing its IFR. In a separate opinion, the Court held that OSHA may not enforce or implement its ETS. In October 2022, the Supreme Court declined to hear a challenge from 10 states seeking to appeal a ruling affirming the CMS mandate. More recently, the Supreme Court in December 2023 vacated a series of conflicting appellate rulings regarding the vaccine mandate, and remanded them with instructions to dismiss them as moot.

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

Risks Related to the Mergers

•The pendency of the Merger Agreement could have an adverse effect on the business of the Company.
•Completion of the Mergers is subject to the satisfaction or waiver of certain conditions.
•An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement could have a material adverse impact on the business of the Company.
•The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock prices of either Healthpeak or the Trust.
•Failure to complete the Mergers could negatively affect the share prices and the future business and financial results of the Company.
•Completion of the Mergers is subject to many conditions, and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in a requirement that the Trust pay certain termination fees.
•The Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company or could result in any competing proposal being at a lower price than it might otherwise be.
•Either the Company or Healthpeak may terminate the Merger Agreement, if the Mergers are not consummated by July 31, 2024.
•If the Company Merger does not qualify as a reorganization, there may be adverse tax consequences.
•Trust shareholders will be significantly diluted by the Mergers.

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

Risks Relating to the Mergers

The pendency of the Merger Agreement could have an adverse effect on the business of the Company.

The pendency of the Mergers could cause disruption in the business of the Company, including the potential loss or disruption of current and prospective commercial relationships due to the uncertainties about the Mergers. For example, some of the tenants, prospective tenants, or vendors of the Company may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows, and expenses of the Company, regardless of whether the Mergers are completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the Combined Company (as defined in the Merger Agreement) following the Mergers, which may adversely affect the ability of the Company to attract, retain, and motivate current, prospective, and key personnel during the pendency of the Mergers.

The Merger Agreement generally requires the Company to use commercially reasonable efforts to operate its business in the ordinary course of business pending consummation of the Mergers, but includes certain contractual restrictions on the conduct of its business prior to completion of the Mergers, which may adversely affect the ability of the Company to raise capital or pursue other strategic actions, even if such actions would prove beneficial.

In addition, matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by the Company’s management, which could divert their time, resources, and attention that could otherwise have been devoted to other opportunities that may have been beneficial to the Company. Furthermore, there are certain inherent risks, costs, and uncertainties associated with integrating the businesses successfully, and as a result, the anticipated benefits of the Mergers may not be realized in the time frame currently anticipated or at all. The Company has also incurred, and will continue to incur, significant non-recurring costs, expenses, and fees, and could in the future be exposed to unexpected costs, liabilities, and delays, in connection with the Mergers that may be unrecoverable.

The aforementioned risks, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Mergers or termination of the Merger Agreement.

Completion of the Mergers is subject to the satisfaction or waiver of certain conditions.

Completion of the Mergers is subject to the satisfaction or waiver of certain conditions, including: (i) approval for listing on the NYSE of the shares of Healthpeak common stock to be issued in the Mergers or reserved for issuance in connection therewith, (ii) no temporary restraining order, preliminary or permanent injunction or other order, decree or judgment being in effect enjoining, preventing, restraining, making illegal, or otherwise prohibiting the consummation of the Mergers, (iii) no law having been enacted, issued, entered, promulgated, or enforced by any governmental authority and being in effect that would have the effect of enjoining, preventing, restraining, making illegal, or otherwise prohibiting the consummation of the Mergers, (iv) accuracy of each party’s representations, subject in most cases to materiality or “material adverse effect” (as defined in the Merger Agreement) qualifications, (v) compliance in all material respects with each party’s covenants, (vi) absence of a material adverse effect on either the Company or Healthpeak, (vii) receipt by each of the Company and Healthpeak of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), (viii) receipt by Healthpeak of an opinion that the Trust qualifies as a REIT under the Code and receipt by the Company of an opinion that Healthpeak qualifies as a REIT under the Code, and (ix) receipt by each party of customary officer’s certificates certifying the satisfaction of the Company’s and Healthpeak’s respective closing conditions.

The Company cannot provide assurance that these conditions to completing the Mergers will be satisfied or waived, and accordingly, that the proposed Mergers will be completed on the timeline that the Company anticipates or at all. Failure to complete the Mergers could negatively affect the Trust’s share price and the future business and financial results of the Company.

In addition, if the Merger Agreement is terminated under certain circumstances specified therein, the Company or Healthpeak may be required to pay the other party a termination fee and/or an expense reimbursement amount.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on the business of the Company and its ability to consummate the transactions contemplated by the Merger Agreement.

Transactions like the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either the Board of Trustees or the Healthpeak board of directors, as applicable, breached its respective duties to its stockholders or shareholders, respectively, or other equity holders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for the Trust’s shareholders or Healthpeak’s stockholders or other equity holders or otherwise or any other claims (contractual or otherwise) arising out of the Mergers or the transactions related thereto. Purported shareholders of the Trust have filed (and additional shareholders or stockholders, as applicable, of the Trust and/or Healthpeak may file) a complaint relating to the Mergers. As discussed in Note 15 (Commitments and Contingencies) to our accompanying consolidated financial statements, four purported shareholders of the Company have filed (and additional shareholders or stockholders, as applicable, of the Company and/or the Healthpeak may file) complaints relating to the Mergers, and we have received correspondence from multiple purported shareholders relating to the Mergers. With respect to such litigation, and if additional litigation or other legal proceedings are brought against the Company, the Board of Trustees or the Healthpeak board of directors, respectively, or subsidiaries in connection with the Merger Agreement, or the transactions contemplated thereby, the respective parties to the proceeding intend to defend against it but they might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the Company’s or Healthpeak’s ability to consummate the Mergers or on their respective business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel. See

Note 15 (Commitments and Contingencies) to our accompanying consolidated financial statements for additional information regarding litigation relating to the Mergers.

The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock or share prices, respectively, of either the Trust or Healthpeak.

As a result of the Mergers, and through a series of transactions, (i) each outstanding Trust common share (other than Trust common shares to be canceled in accordance with the Merger Agreement) will be converted into the right to receive 0.674 shares of Healthpeak common stock (the “Exchange Ratio”), without interest, plus cash in lieu of consideration for fractional shares, but subject to any withholding required under applicable tax laws (the “Merger Consideration”), and (ii) each OP Unit will be converted into common units in a subsidiary of Healthpeak OP equal to the Exchange Ratio. The Exchange Ratio will not be adjusted for changes in the market prices of either Trust common shares or shares of Healthpeak common stock. Changes in the market price of Trust common shares prior to the effective time of the Mergers will affect the market value of the Merger Consideration that Trust shareholders will receive upon completion of the Mergers. Share price changes may result from a variety of factors (many of which are beyond the Company’s or Healthpeak’s control), including the following factors:

•market reaction to the announcement of the Mergers and the prospects of the Combined Company;
•changes in the respective businesses, operations, assets, liabilities, and prospects of the Company and Healthpeak;
•changes in market assessments of the business, operations, financial position, and prospects of either the Company or Healthpeak or the Combined Company;
•market assessments of the likelihood that the Mergers will be completed;
•interest rates, general market and economic conditions, and other factors generally affecting the market prices of Trust common shares and Healthpeak common stock;
•federal, state and local legislation, governmental regulation, and legal developments in the businesses in which the Company and Healthpeak operate; and
•other factors beyond the control of the Company and Healthpeak, including those described or referred to in this “Risk Factors” section.

The price of Healthpeak common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus and on the date of the special meetings of the Trust and Healthpeak. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary.

Because the Mergers will be completed after the dates of the special meetings, Trust shareholders will not know the exact market value of the Healthpeak common stock that they will receive upon completion of the Company Merger, which may itself involve certain risks, including:

•if the price of Healthpeak common stock increases between the date the Merger Agreement was signed or the date of the Trust special meeting and the closing of the Mergers, Trust shareholders will receive shares of Healthpeak common stock that have a market value upon completion of the Company Merger that is greater than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of the Trust special meeting, respectively; and
•if the price of Healthpeak common stock declines between the date the Merger Agreement was signed or the date of the Trust special meeting and the closing of the Mergers, including for any of the reasons described above, Trust shareholders will receive shares of Healthpeak common stock that have a market value upon completion of the Company Merger that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of the Trust special meeting, respectively.

Therefore, while the number of shares of Healthpeak common stock to be issued per Trust common share is fixed, Trust shareholders cannot be sure of the market value of the consideration they will receive upon completion of the Mergers.

Failure to complete the Mergers could negatively affect the share prices and the future business and financial results of the Company.

If the Mergers are not completed, the ongoing business of the Company may be adversely affected and the Company will be subject to numerous risks associated with the failure to complete the Mergers, including the following:

•the Company being required, under certain circumstances, to pay to Healthpeak a termination fee of $111.0 million and/or reimburse Healthpeak’s transaction expenses up to an amount equal to $20.0 million;

•the Company having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees;
•the management of the Company focusing on the Mergers instead of on pursuing other opportunities that could be beneficial to the Company without realizing any of the benefits of the Mergers having been completed; and
•the failure of the Company to retain key employees during the pendency of the Mergers.

If the Mergers are not completed, the Company cannot assure the Trust’s shareholders that these risks will not materialize and will not materially affect the business, financial results and share prices of the Company.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company or could result in any competing proposal being at a lower price than it might otherwise be.

Pursuant to the Merger Agreement, the Company has agreed not to (i) solicit proposals relating to certain alternative transactions, (ii) engage in discussions or negotiations or provide non-public information in connection with any proposal for an alternative transaction from a third party or (iii) approve or enter into any agreements providing for any such alternative transaction, in each case, subject to certain exceptions to permit members of the Board of Trustees to comply with their duties under applicable law. Notwithstanding these “no-shop” restrictions, prior to obtaining approval from the Trust’s shareholders of the Company Merger, under specified circumstances the Board of Trustees may change its recommendation, but the Company cannot terminate the Merger Agreement in connection with such events, and will still be required to put the applicable proposals to a vote of the Trust’s shareholders.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Healthpeak a termination fee of $111.0 million and/or reimburse Healthpeak’s transaction expenses up to an amount equal to $20.0 million.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

If the Merger Agreement is terminated and the Company determines to seek another business combination, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Mergers contemplated by the Merger Agreement.

If the Mergers are not consummated by July 31, 2024 (unless extended under certain circumstances), either the Company or Healthpeak may terminate the Merger Agreement.

Either the Company or Healthpeak may terminate the Merger Agreement if the Mergers have not been consummated by July 31, 2024. However, this termination right will not be available to a party whose material breach of any provision of the Merger Agreement was the primary cause of, or resulted in, the failure of the Mergers to occur on or before July 31, 2024. Any termination of the Merger Agreement may adversely affect the Company’s results of operations, financial condition and business.

If the Company Merger does not qualify as a reorganization within the meaning of Section 368(a) of the Code, there may be adverse tax consequences.

The Company Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. It is a condition to the completion of the Mergers that the Company and Healthpeak receive written opinions from their respective counsel to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by the Company and Healthpeak to counsel and the assumptions set forth therein and are not a guarantee that the Company Merger will, in fact, qualify as a reorganization. Furthermore, such opinions are not binding on the IRS. Neither the Company nor Healthpeak has requested or plans to request a ruling from the IRS that the Company Merger qualifies as a reorganization. If the Company Merger were to fail to qualify as a reorganization, then each United States holder of the Trust common shares generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of Healthpeak common stock and cash in lieu of any fractional share of Healthpeak common stock received by such holder in the Company Merger; and (ii) such holder’s adjusted tax basis in its Trust common shares.

Trust shareholders will be significantly diluted by the Mergers.

The Mergers will result in Trust shareholders having an ownership stake in Healthpeak that is smaller than their current stake in the Trust. Upon completion of the Mergers, based on the number of Trust common shares and shares of Healthpeak common stock outstanding as of January 8, 2024, it is estimated that legacy Healthpeak common stockholders will own approximately 77% of the common stock of the Combined Company, and legacy Trust common shareholders will own approximately 23% of the common stock of the Combined Company. Additionally, because Healthpeak is issuing shares of Healthpeak common stock to certain holders of OP Units in the Partnership Merger, each outstanding share of Healthpeak common stock after the completion of the Mergers will represent a smaller percentage of the voting power of Healthpeak than if such shares of common stock had not been issued in the Partnership Merger. Healthpeak may also issue additional shares of common stock or preferred stock in the future, which would create further dilution. Consequently, Trust shareholders, as a general matter, will have less influence over the management and policies of Healthpeak after the effective time of the Mergers than they currently exercise over the management and policies of the Company.

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
•periods of tight money supply;
•the occurrence of an epidemic or a pandemic such as the COVID-19 pandemic;
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

In addition, our investments could be materially adversely affected by changes in national and international political, environmental, and socioeconomic circumstances.

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

During the fiscal year ended December 31, 2023, inflation in the United States decreased but may remain at an elevated level in 2024. Rising inflation increases our variable rate debt and general and administrative expenses and other costs. In 2022 and 2023, the Federal Reserve significantly raised interest rates, and it may raise interest rates again in the future.

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

Additionally, as of December 31, 2023, we had approximately $104.7 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate. Certain indebtedness in the future, including borrowings under our unsecured revolving credit facility since December 31, 2023, and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions to our shareholders.

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

As of December 31, 2023, approximately 1.9 million square feet of our gross leasable area and $49.3 million of our total consolidated annualized base rent was derived from properties located in Texas (11.9% of our gross leasable area and 13.4% of our total consolidated annualized base rent). As a result of this geographic concentration, we are particularly exposed to downturns in the Texas economy or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental, or competitive conditions in Texas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in any of the markets in which we conduct business, our business, financial condition, and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

We cannot predict whether our tenants will renew or extend existing leases beyond their current terms. Nearly all of our properties are subject to leases which have multi-year terms. As of December 31, 2023, leases representing 5.2% and 6.6% of leased square feet at our consolidated properties will expire in 2024 and 2025, respectively, and leases representing 0.1% of leased square feet had expired as of December 31, 2023. If any of our leases are not renewed or extended, or if a tenant defaults under the terms of its lease or becomes insolvent, we would attempt to relet those spaces or properties to other tenants or new tenants. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for reletting or repositioning of the spaces or the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) under the non-renewed leases until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we relet or reposition the spaces or the properties with suitable replacement tenants. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs, and maintenance expenses) to preserve or improve the value of, and avoid the imposition of liens on, our properties while they are being relet or repositioned. Our ability to relet or reposition our properties, or spaces within our properties, with suitable tenants could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership, or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized health care uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties, or otherwise exercise remedies for tenant default and could have a material adverse effect on us or cause us to take an impairment charge on a property.

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

As of December 31, 2023, tenants affiliated with CommonSpirit, represented approximately 14.9% of our total consolidated annualized base rent. Although CommonSpirit is not a party to nor a guarantor of the related lease agreements, it controls each of the subsidiaries and affiliates that are parties to a master lease agreement we have with CommonSpirit tenants. Given this control, if CommonSpirit’s business, financial position, or results of operations suffer or are adversely affected, it could adversely affect its ability to provide any financial or operational support for the subsidiaries and affiliates it controls, which could adversely affect one or more of the CommonSpirit-affiliated tenants’ ability to pay rent to us. In addition, if CommonSpirit were to cause its subsidiaries or affiliates to terminate any of their leases, vacate the leased premises, or consolidate, downsize, or relocate their operations from any of our premises, or if the subsidiaries and affiliates do not comply with the health care regulations to which the leased properties and operations are subject, we may be required to find other lessees for any affected leased properties and there could be a decrease or cessation of rental payments by CommonSpirit’s subsidiaries and affiliates. Additionally, if CommonSpirit’s business, financial position, or results of operations were to suffer or its credit ratings were to be downgraded, it could cause investors to lose confidence in our ability to collect rent from CommonSpirit-affiliated tenants and could cause our stock price to decline. Moreover, there can be no assurance that CommonSpirit’s subsidiaries and affiliates will have sufficient assets, income, and access to financing to enable them to satisfy their payment obligations under their lease agreements. The inability of any of these subsidiaries and affiliates to meet their rent obligations could materially adversely affect our business, financial position, or results of operations including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of CommonSpirit’s subsidiaries and affiliates to satisfy their other obligations under their lease agreements such as the payment of taxes, insurance, and utilities could have a material adverse effect on the condition of the leased properties as well as on our business, financial position, and results of operations. For these reasons, if CommonSpirit were to experience a material adverse effect on its business, financial position, or results of operations, our business, financial position, or results of operations could also be materially adversely affected.

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information.

Our business is at risk from and may be impacted by cybersecurity attacks, or other significant disruptions to the Company’s information technology systems involving us, our outpatient medical facilities, our tenants, or any third party property managers, including attempts to gain unauthorized access to our confidential data and to block access to our data, and other electronic security breaches, including those resulting from human error or technology failures. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These cybersecurity risks may be heightened as a result of our tenants increased use of telehealth services. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. In the past, we have experienced cybersecurity breaches, which to date have not had a material impact on our operations, but there can be no assurance that any future breach or disruption will not have a material adverse effect on our business, financial condition or operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. Even well-protected information technology systems remain vulnerable, as techniques used in such attempted attacks continually evolve and in some cases are designed not to be detected and may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

An important component of our growth strategy is to acquire “off-market” properties before they are widely marketed by the owners. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of health care properties, including national, regional, and local operators, acquirers and developers of health care-related real estate properties, and other investors such as private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. The competition for health care-related real estate properties has increased the price that we must pay for health care properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties, or may have a more compatible operating philosophy. In particular, larger REITs that target health care properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration, and familiarity with markets. Further, limited construction during the COVID-19 pandemic has reduced the number of new properties that are available for acquisition. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition has increased demand for these assets and therefore increases prices paid for them. Those higher prices for health care properties or other assets may adversely affect our returns from our investments.

Some of our existing properties are, and properties we acquire in the future may be, subject to ground leases with fixed lease terms, use restrictions, rights reserved by ground lessors, and restrictions on doing business with competitors.

Ninety-seven of our consolidated properties, representing approximately 51.2% of our total leasable square feet and 51.0% of our annualized revenue based on rental payments as of December 31, 2023, are subject to ground leases that contain certain fixed lease terms and use restrictions and rights reserved by ground lessors. As a lessee under a ground lease, we are exposed to the possibility of losing the property upon expiration of the initial term, and any extension terms of the ground lease, or upon the earlier termination of the ground lease due to our breach of the ground lease. Our ground leases typically include restrictions on our ability to lease space to competitors and to other tenants who are not affiliated with, or on the staff of, the hospital or health system that owns the land underlying the outpatient medical facility and limits the types of medical procedures that our tenants may perform in the outpatient medical facility. Our ground leases also include rights reserved by the hospitals or health systems that own the underlying land, like purchase rights and rights of first offer and first refusal with respect to sales of the property. Our ground leases also restrict us from selling the property to competitors, usually within certain geographic limitations.

If we are required to accept lower rental rates than anticipated or if we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Our growth could be impeded if we are required to lease or re-lease space in our outpatient medical facilities at lower than expected rental rates, including annual rent escalators. We may not be able to lease or re-lease space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenants. If we are unable to promptly lease or re-lease space in our outpatient medical facilities, if the rates upon such leasing or re-leasing are significantly lower than expected, or if we are required to undertake significant capital expenditures in connection with leasing or re-leasing the space in our outpatient medical facilities, our business, financial condition and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares may be adversely affected.

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

We depend upon the performance of third party property managers to effectively manage certain of our properties and real estate assets. Approximately 38.3% of our total portfolio gross leasable area is managed by third party property managers. We do not control third party property managers, and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities. The income we recognize from any properties managed by third party property managers is dependent on the ability of the property manager of such property to successfully manage the property, which such property management is not within our control. Property managers generally compete with other companies in the management of properties, with respect to the quality of care provided, reputation, physical appearance of the property, and price and location, among other attributes. A property manager’s inability to successfully compete with other companies on one or more of the foregoing aspects could adversely impact our business and results of operations. Additionally, because we do not control third party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents, or other adverse events may impact the income we recognize from properties managed by such third party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do not control third party property managers who provide property management services to us.

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

On January 20, 2017, then-President Trump issued an Executive Order stating that it was the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of HHS and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, minimize the economic and regulatory impacts of the Affordable Care Act to the extent permitted by law. On December 22, 2017, the Tax Act was signed into law. The Tax Act, amongst other things, zeroed out the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the monetary penalties does not remove the requirement to obtain health care coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. President Biden formally revoked President Trump’s Executive Order regarding the Affordable Care Act on January 28, 2021. The United States Supreme Court heard the Texas case following a series of appeals, and dismissed the case and upheld the Affordable Care Act in June 2021.

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

Moreover, policy innovations continue to drive changes in the delivery of health care. For example, in June 2023, CMS announced the Making Care Primary Model, which will be piloted to offer certain small, independent, rural and safety-net providers an avenue through which they can enter into value-based care arrangements. Moreover, CMS has indicated a goal to have all traditional Medicare beneficiaries and the majority of Medicaid beneficiaries in accountable care relationships by 2030. While changes in health care delivery mechanisms are intended to promote quality care and align economic incentives between patients and providers, it is unclear how such changes will economically impact providers.

Additionally, certain of our operators and tenants will be subject to the requirements of the NSA, and at risk for civil monetary penalties for violations of its requirements. This could adversely affect their ability to pay us rent and accordingly, could have a material adverse effect on our financial condition and results of operations. Enforcement of the IB Regulations could create additional risk of nonpayment given increased costs and the potential for penalties associated with such requirements.

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

These laws, policies and regulations and any amendments or newly established laws or regulations may have an adverse financial impact on the net operating revenues and profitability of many of our tenants, including outpatient medical facilities and other physician offices. This could adversely affect their ability to pay us rent and accordingly, could have a material adverse effect on our financial condition and results of operations.

Many states also regulate the establishment and construction of health care facilities and services, and the expansion of existing health care facilities and services through CON laws, which may include regulation of certain types of beds, medical equipment, and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If any of our tenants seeks to undertake a CON-regulated project, but are not authorized by the applicable regulatory body to proceed with the project, or encounter delays in approvals due to a backlog or staff shortage following the COVID-19 pandemic, these tenants could be prevented or delayed from operating in their intended manner and could be materially adversely affected.

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
•staffing and supply chain shortages and increased costs following the COVID-19 pandemic; and

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

The recent slowdown in the United States economy has negatively affected state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. On September 15, 2020, CMS advised states on implementing value-based care (“VBC”) programs, with a particular emphasis on Medicaid. VBC programs hold providers financially accountable for providing quality care, reducing health disparities, eliminating unnecessary procedures, and lowering costs. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses. In addition, if a partial or total federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

Efforts by payors to reduce health care costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, our ability to make distributions to our shareholders, and the market price of our common shares.

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

HIPAA was established to set national standards for the confidentiality, security, and transmission of personal health information (“PHI”). Health care providers are required, under HIPAA and its implementing regulations, to protect and keep confidential any PHI. HIPAA also sets limits and conditions on use and disclosure of PHI without patient authorization. The law gives patients specific rights to their health information, including rights to obtain a copy of or request corrections to their medical records. The physician or the medical practice can be liable if there are improper disclosures of PHI, including from employee mishandling of PHI, medical records security breaches, lost or stolen electronic devices, hacking, social media breaches or failure to get patient authorizations. Violations could result in multi-million dollar penalties. Actual or potential violations of HIPAA could subject our tenants to government investigations, litigation or other enforcement actions which could adversely affect our tenants’ ability to pay rent and could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our shareholders, and the market price of our common shares. In October 2023, the HHS Office of Civil Rights (“OCR") released guidance regarding sanction policies for HIPAA compliance. Following up on a 2022 threat brief, the OCR guidance emphasized the importance of sanction policies as a means to support accountability, improve cybersecurity and data protection, and create a culture of HIPAA compliance. Also in October 2023, the Biden Administration issued an executive order outlining guiding principles and directives to regulate artificial intelligence (“AI”). The executive order includes, among other things, a directive for the development of an HHS AI Task Force that will be responsible for developing a strategic plan for policies and frameworks, including potential regulatory action, on the use of AI.

Trends in the methods of delivering health care services could reduce demand for medical office space.

The health care industry is experiencing, among other things, changes in the demand for and methods of delivering health care services such as telehealth, and telehealth services expanded rapidly in response to the COVID-19 pandemic. During the COVID-19 pandemic, both government and other third-party payors incentivized physicians, providers, and patients to utilize technology for medical encounters by paying and reimbursing for such encounters as if they were in-office encounters, and CMS has made several changes in the manner in which Medicare will pay for telehealth visits. It is unclear whether these incentives and other changes will remain in place permanently, but many have been initially extended following the end of the

COVID-19 pandemic. The Company expects that the availability and popularity of patients using telehealth services will continue to increase over time. While the revenues and efficiencies of telehealth services may increase the service offerings of our tenants, a long-term increase in telehealth services could reduce demand for medical office space, which could increase non-renewal of leases by our tenants and adversely impact our ability to maintain current rental and occupancy rates and could adversely affect our revenues, financial condition, and results of operations.

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

As of December 31, 2023, we have ten mezzanine loans, five term loans, and four construction loans outstanding, and in the future, we may originate further loans. These investments involve special risks relating to the particular borrower, including its financial condition, liquidity, results of operations, business, and prospects. We may also originate other real estate-related investments which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property or other properties. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the loan is in a subordinated position and there may not be sufficient proceeds remaining to repay the loan after foreclosure and sale of the property by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy such loan. If a borrower defaults on a loan or debt senior to our loan, or in the event of a borrower bankruptcy, such loan will be satisfied only after the senior debt. We may be unable to enforce guaranties of payment and/or performance given as security for some loans. As a result, we may not recover some or all of our initial expenditure. Mezzanine and term loans may partially finance the construction of real estate projects and so involve additional risks inherent in the construction process, such as adherence to budgets and construction schedules. In addition, mezzanine and term loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine and term loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

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

As of December 31, 2023, we had approximately $127.9 million of mortgage debt on individual properties and approximately $400.0 million of borrowings outstanding under our unsecured credit facility. In addition, in January 2016, August 2016, March 2017, December 2017, and October 2021 we issued and sold $150.0 million, $75.0 million, $400.0 million, $350.0 million, and $500.0 million respectively, aggregate principal amount of senior notes. During the year ended December 31, 2023, the Company paid off $15.0 million of our January 2016 senior notes. We expect to incur additional debt in the future. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

As of December 31, 2023, we had approximately $400.0 million of borrowings outstanding under our unsecured credit facility. Since 2016, we have issued an aggregate of $1.5 billion of debt. All of these items are senior to our common shares upon liquidation, and, subject to the restrictions in the Merger Agreement, we may in the future make offerings of debt or preferred equity securities which may be senior to our common shares for purposes of dividend distributions or upon liquidation, any of which may materially adversely affect the per share market price of our common shares.

As of December 31, 2023, there were approximately $400.0 million of borrowings outstanding under our unsecured credit facility. Since 2016, we have issued $1.5 billion of aggregate principal amount of senior notes. In the future, subject to the restrictions in the Merger Agreement, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing the Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred shares. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common shares. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk that our future offerings could reduce the per share market price of our common shares and dilute their interest in us.

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

In order to qualify as a REIT under the Code, we are required, among other things, to distribute each year to our shareholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs, subject to the restrictions in the Merger Agreement. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general stock and bond market conditions and investor interest, the market’s perception of our current and potential future earnings, analyst reports about us and the REIT industry, cash distributions and the market price of our common shares, and other factors such as governmental regulatory action and changes in REIT tax laws. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms. Moreover, additional equity offerings may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage, either of which could cause the per share price of our common shares to decline.

If we become highly leveraged in the future, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, to obtain additional financing, and to make the distributions required to qualify as a REIT.

As of December 31, 2023, our consolidated indebtedness represented approximately 31% of our gross assets. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions, to obtain additional financing, and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition, and results of operations, or credit ratings, our ability to make distributions to our shareholders, and the market price of our common shares.

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

The Trust conducts substantially all of its operations through the Operating Partnership. As of February 16, 2024, the Trust owned approximately 96.1% of the OP Units and apart from this ownership interest, the Trust does not have any independent operations. As a result, the Trust relies upon distributions from the Operating Partnership to pay any distributions that the Trust might declare on the Trust’s common shares. We also rely upon distributions from the Operating Partnership to the Trust to meet our obligations, including tax liability on taxable income allocated to the Trust from the Operating Partnership (which might make distributions to the Trust not equal to the tax on such allocated taxable income). Consequently, shareholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of bankruptcy, liquidation or reorganization of the Trust, claims of the Trust’s shareholders will be satisfied only after all of the Trust’s and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

Although the Trust has entered into employment agreements with our management team we cannot provide any assurance that any of them will remain employed by the Trust. Our ability to retain our leadership team, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. Failure to attract, retain, and motivate highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge, an ineffective culture, or lack of certain skill sets, significantly impacting our future performance and adversely affecting our business. Competition for talented employees is intense, and we cannot guarantee that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future. In addition, we face risks related to our ability to retain key personnel in connection with the pending Mergers. See “Following the Mergers and the transactions contemplated by the Merger Agreement, the Combined Company may be unable to retain key employees” above for additional information.

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

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than “foreclosure property,” held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor from the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through any TRS that we may form, which would be subject to federal and state income taxation.

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

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to the Operating Partnership by third party lessees and any TRS lessee pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rents to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we could fail to qualify as a REIT.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation, or administrative interpretation, will be adopted, promulgated, or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations, or administrative interpretations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We assess, identify and manage material risks from cybersecurity threats through the cyber risk management program supervised by our Chief Informational Security Officer (“CISO”). The cybersecurity program utilizes our cloud security backbone along with complementary tools to identify, prevent, detect, respond to, and recover from cybersecurity incidents, including:

•regular cybersecurity awareness training for employees and contractors on our policies and emerging risks from cybersecurity threats, as well as regular phishing awareness training;
•internal and third party cybersecurity testing, including penetration testing of our information systems and devices;
•protective and detective cybersecurity controls built into our systems and applications;
•cybersecurity incident monitoring and response efforts, including our security breach incident response plan (the “Incident Response Plan”), to identify, assess, escalate, investigate, contain, and remediate incidents; and
•disaster recovery and business continuity planning efforts.

Our cybersecurity team utilizes a cyber risk management and quantification system (“CRQ”). The CRQ provides intelligence and insights on potential areas of cyber risk and analyzes risk across the major stages of typical cyberattacks and covers a number of entities in our environment, including third party providers. The CISO monitors the CRQ to help ensure that cyber risk assessment and reduction is integrated into the Company’s overall risk management system.

As part of the above processes, we regularly collaborate with third-party entities to enhance and fortify our cybersecurity risk management program, including through internal and external penetration testing and cybersecurity awareness training. As needed, we require third party service providers to adhere to certain cybersecurity standards and processes and agree to be subject to cybersecurity audits.

A discussion of how our business, financial condition, and results of operations could be materially adversely affected by risks from cybersecurity threats is contained under “Cybersecurity incidents could disrupt our business and result in the compromise of confidential information” in Item 1A. Risk Factors.

Governance

Our Board has risk oversight responsibility for the Company, which it administers directly and with assistance from its committees. In connection with its assessment of the Company’s risk environment, the Board receives comprehensive updates on cybersecurity risks every quarter from the CISO.

The audit committee assists the Board in fulfilling its oversight responsibility with respect to, among other things, enterprise risk management, including information technology and cybersecurity risks. In performing these functions, the audit committee meets regularly with our management to review any significant risks or exposures.

Pursuant to the Incident Response Plan, our Incident Response Team is responsible for our incident handling capability, which includes preparation, detection, analysis, containment, eradication, recovery, and follow-up capabilities in response to cybersecurity incidents. The Incident Response Team is led by the CISO and includes management from the

Administration, Legal, Information Security and Technology, Physical Security and Facilities Management, Communications and Public Relations and Human Resources fields. When required, or if otherwise appropriate, management informs the Board and/or Board committee of any cybersecurity incidents. The CISO conducts semi-annual meetings of the Incident Response Team to review and document compliance with the Incident Response Plan. In collaboration with the Incident Response Team, the CISO reviews and updates the Incident Response Plan as necessary annually. In addition, the Chair of the Audit Committee conducts an annual review of the Incident Response Plan.

The CISO has more than thirteen years of previous professional experience across diverse roles, including managing information security, establishing robust information and cybersecurity programs, crafting business continuity and disaster recovery strategies, and managing complex IT environments as an IT Director, IT Manager, and Senior IT Systems Administrator. He attended the University of Wisconsin Milwaukee for his undergraduate in Management & Information Systems. He has worked in industries such as banking and investments, health care, real estate, private equity, and property management. He is an active member of the Midwest Cybersecurity Alliance and regularly participates in industry cybersecurity meetings and conferences to stay abreast of trends and collaborate with cybersecurity professionals.

The members of the Incident Response Team are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the Incident Response Plan processes described above.

ITEM 2. PROPERTIES

Geographic Diversification/Concentration

The following table lists the states in which our consolidated properties are located and provides certain information regarding our consolidated portfolio’s geographic diversification/concentration as of December 31, 2023:

State	Number of Properties	GLA (1) (square feet)	Percent of GLA	Annualized Base Rent (2) (thousands)	Percent of Annualized Base Rent
Alabama	8	384,994	2.5%	$10,325	2.7%
Arizona	15	903,062	5.8%	21,286	5.8%
Arkansas	7	270,200	1.7%	4,881	1.3%
California	5	93,011	0.6%	2,314	0.6%
Colorado	5	134,331	0.9%	3,320	0.9%
Connecticut	4	166,196	1.1%	4,507	1.2%
Delaware	1	140,205	0.9%	3,263	0.9%
Florida (3)	24	876,364	5.6%	24,756	6.6%
Georgia	9	1,104,557	7.0%	27,676	7.5%
Illinois	4	165,903	1.1%	3,345	0.9%
Indiana	22	1,042,071	6.7%	23,580	6.4%
Kentucky	12	1,011,109	6.5%	19,699	5.3%
Louisiana	4	249,832	1.6%	8,305	2.3%
Maine	1	44,677	0.3%	1,415	0.4%
Maryland	3	166,594	1.1%	4,683	1.3%
Michigan	9	662,055	4.2%	16,304	4.4%
Minnesota	19	830,479	5.3%	19,229	5.2%
Mississippi	3	261,480	1.7%	6,099	1.7%
Missouri	3	159,340	1.0%	4,641	1.3%
Nebraska	13	987,274	6.3%	19,668	5.3%
New Jersey	2	115,967	0.7%	4,481	1.2%
New Mexico	2	53,029	0.3%	1,553	0.4%
New York	14	703,729	4.5%	17,769	4.8%
North Dakota	8	434,215	2.8%	8,886	2.4%
Ohio	14	802,568	5.1%	14,967	4.1%
Oklahoma	1	52,000	0.3%	643	0.2%
Pennsylvania	12	364,726	2.3%	7,623	2.1%
Tennessee	8	706,805	4.5%	14,617	4.0%
Texas	29	1,863,733	11.9%	49,328	13.4%
Virginia	2	153,567	1.0%	3,924	1.1%
Washington	9	543,732	3.5%	10,992	3.0%
Wisconsin (4)	6	205,885	1.2%	4,999	1.3%
Total	278	15,653,690	100.0%	$369,078	100.0%
(1)“GLA” means gross leasable area.
(2)Annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2023, by (b) 12.
(3)Excludes the Company’s 20,840 square foot retail asset.
(4)Excludes the Company’s 108,843 square foot corporate office building.

Scheduled Lease Expirations

The following table provides a summary of lease expirations for our consolidated properties as of December 31, 2023, for the periods indicated:

Expiration (1)	Number of Leases Expiring	GLA	Percent of GLA	Annualized Base Rent (thousands)	Percent of Annualized Base Rent	Annualized Base Rent Leased per Square Foot (2)
2024	133	768,237	4.9%	$18,711	5.1%	$24.36
2025	171	973,808	6.2%	25,515	6.9%	26.20
2026	196	3,332,019	21.3%	77,614	21.0%	23.29
2027	151	1,711,326	10.9%	40,682	11.0%	23.77
2028	170	1,902,982	12.2%	46,187	12.5%	24.27
2029	78	1,003,163	6.4%	31,620	8.6%	31.52
2030	71	888,656	5.7%	21,866	5.9%	24.61
2031	49	1,096,973	7.0%	26,616	7.2%	24.26
2032	76	1,232,471	7.9%	32,022	8.7%	25.98
2033	36	744,131	4.8%	18,888	5.1%	25.38
Thereafter	38	1,012,200	6.4%	27,259	7.4%	26.93
Month to month (3)	46	89,281	0.6%	2,098	0.6%	23.50
Vacant	—	898,443	5.7%	—	—	—
Total / Weighted average	1,215	15,653,690	100.0%	$369,078	100.0%	$25.01
(1)Excludes leases related to the Company’s 108,843 square foot corporate office building and one 20,840 square foot retail asset.
(2) Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent as of December 31, 2023 by (b) square footage under executed leases as of December 31, 2023.
(3)Includes six leases which expired on December 31, 2023, representing 0.1% of portfolio leasable square feet.

Tenants

As of December 31, 2023, our consolidated properties were approximately 94% leased. No single tenant accounted for more than 5.1% of our total annualized base rent or 5.0% of total base revenue as of December 31, 2023; however, 14.9% of our total annualized base rent as of December 31, 2023 was from tenants affiliated with CommonSpirit.

The following table sets forth certain information about the 10 largest tenants in our consolidated portfolio based on total annualized base rent as of December 31, 2023:

Tenant	# of Properties	Leased GLA	% Leased GLA	Annualized Base Rent (thousands)	% of Portfolio Annualized Base Rent
CommonSpirit - CHI - Nebraska	13	903,777	6.1%	$18,667	5.1%
Northside Hospital	7	696,840	4.7%	16,953	4.6%
UofL Health - Louisville, Inc.	9	669,026	4.5%	14,987	4.1%
US Oncology	8	377,091	2.6%	10,925	3.0%
HonorHealth	8	387,744	2.6%	10,244	2.8%
Baylor Scott and White Health	2	268,639	1.8%	8,510	2.3%
Ascension - St. Vincent's - Indianapolis	4	363,221	2.5%	8,228	2.2%
UF Health - Jacksonville	2	223,748	1.5%	8,172	2.2%
CommonSpirit - CHI - St. Alexius	7	359,209	2.4%	7,161	1.9%
UnitedHealth Group Incorporated	8	197,303	1.3%	6,135	1.6%
Total	68	4,446,598	30.0%	$109,982	29.8%

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

Ground and Air Space Leases

We lease the land upon which 97 of our consolidated properties are built and the air which one property occupies, representing approximately 51.6% of our total leasable square feet and 51.4% of our annualized base revenue as of December 31, 2023. The ground and air leases subject these properties to certain restrictions. These restrictions may limit our ability to lease space in such facilities to tenants who are not affiliated with the health care delivery system that owns the underlying land and may limit the types of medical procedures that may be performed at the facilities. On-campus ground leases typically include purchase options, rights of first offer and rights of first refusal for the underlying health system or hospital owner, and restrictions from doing business with competitors.

ITEM 3. LEGAL PROCEEDINGS

A description of any material legal proceedings to which we are a party is included in Note 15 (Commitments and Contingencies) to our accompanying consolidated financial statements, and is incorporated into this Item 3 by reference. In addition, from time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, we expect to have a material effect on our business, financial condition, or results of operations if determined adversely to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s common shares are traded on the NYSE under the symbol “DOC.” As of February 16, 2024, the Trust had 425 registered shareholders of record of the Trust’s common shares.

It has been the Trust’s policy to declare quarterly dividends to its shareholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Trustees. The Merger Agreement permits the Trust to pay regular quarterly dividends to our shareholders at a rate not to exceed $0.23 per common share per quarter, in accordance with past practice. Pursuant to the Merger Agreement, the parties shall take all actions necessary to cause the holders of Physicians Realty Trust common shares and the holders of shares of Healthpeak common stock to receive dividends covering the same periods prior to the Closing Date.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Physicians Realty Trust under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the Standard & Poor’s MidCap 400, and the MSCI US REIT Index (RMS), from the date of our listing on the NYSE on July 19, 2013 through December 31, 2023. The comparison assumes $100 was invested on July 19, 2013 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index and the Standard & Poor’s MidCap 400 because we joined these indexes in November 2014 and May 2020, respectively, and we believe that both are representative of the industry in which we compete and are relevant to an assessment of our performance.

	Index
Period Ending	Physicians Realty Trust	Standard & Poor’s MidCap 400	MSCI US REIT (RMS)
7/19/2013	$100.00	$100.00	$100.00
12/31/2013	$112.34	$109.53	$91.70
12/31/2014	$156.36	$120.23	$119.56
12/31/2015	$167.72	$117.61	$122.57
12/31/2016	$197.82	$142.01	$133.11
12/31/2017	$196.89	$165.07	$139.86
12/31/2018	$185.68	$146.78	$133.47
12/31/2019	$234.20	$185.23	$167.96
12/31/2020	$229.91	$210.53	$155.24
12/31/2021	$256.17	$262.66	$222.09
12/31/2022	$207.78	$228.36	$167.65
12/31/2023	$204.45	$265.89	$190.69

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues OP Units to the Trust, as required by the Partnership Agreement, to reflect additional issuances of common shares by the Trust and to preserve equitable ownership ratios.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common shares of beneficial interest and OP Units during the three months ended December 31, 2023.

Equity Compensation Plan Information

The table below presents information as of December 31, 2023, for the Equity Plan and the Employee Stock Purchase Plan. The Company does not have any equity compensation plans that have not been approved by shareholders. The Company plans to terminate the Equity Plan and the Employee Stock Purchase Plan upon the closing of the Mergers.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by shareholders	5,067,707	(1)	—	4,039,171	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	5,067,707		—	4,039,171
(1)Includes (i) 2022 and 2023 performance-based restricted stock units at maximum level granted to our officers under the Equity Plan, which will vest, pursuant to the Merger Agreement, based on maximum level of achievement of the applicable performance goals over the three-year performance period as provided in the award agreements, (ii) a 2020 time-based restricted stock unit award to our CEO, which vests one-half after four years and one-half after five years from the grant date, and (iii) time-based restricted stock units granted to our non-employee trustees under the Equity Plan. Performance-based restricted stock units granted in 2021 vested at the actual performance level of 198.8% based on performance as of December 31, 2023.
(2)Represents 3,661,927 shares under the Equity Plan and 377,244 shares under the 2015 Employee Stock Purchase Plan (“ESPP”) available for future issuance as of December 31, 2023. The Company plans to terminate the Equity Plan and the ESPP upon the closing of the Mergers.

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

Company Highlights:

•Announced an all-stock merger of equals with Healthpeak Properties, Inc.
•Reported total revenue of $543.5 million for the year ended December 31, 2023, compared to total revenue of $526.6 million for the year ended December 31, 2022, an increase of 3.2%.
•Reported net income of $43.8 million and generated income per share of $0.17, on a fully diluted basis, for the year ended December 31, 2023.
•Generated Normalized FFO of $0.99 per share for the year ended December 31, 2023, on a fully diluted basis.
•Completed $128.4 million of investments, including the funding of previous loan commitments, during the year ended December 31, 2023.
•Issued and sold 4,400,000 common shares at a weighted average price of $15.10 per share, resulting in net proceeds of approximately $65.8 million pursuant to the 2023 ATM Program (as defined herein) during the year ended December 31, 2023.
•Achieved ENERGY STAR Certification receiving 16 new property certifications, totaling 42 certifications since 2021.
•Earned seven new Institute of Real Estate Management (IREM®) Certified Sustainable Property designations, totaling 45 certifications since 2019.

Subsequent Event Highlights:

•On February 21, 2024, our shareholders voted on and approved the merger with Healthpeak. Consummation of the merger is subject to the satisfaction or waiver of customary closing conditions. The merger is expected to close on or about March 1, 2024.

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

As of December 31, 2023, leases representing a percentage of our consolidated portfolio on the basis of leased square feet will expire as follows:

Year	Portfolio Lease Expirations
MTM (1)	0.6%
2024	5.2%
2025	6.6%
2026	22.6%
2027	11.6%
2028	12.9%
2029	6.8%
2030	6.0%
2031	7.4%
2032	8.4%
2033	5.0%
Thereafter	6.9%
Total	100.0%
(1)Includes six leases which expired on December 31, 2023, representing 0.1% of portfolio occupied leasable square feet.

We receive a cash rental stream from these health care providers under our leases. Approximately 93% of the annualized base rent payments from our properties as of December 31, 2023 are from absolute net and triple net leases, pursuant to which the tenants are responsible for operating expenses subject to specific lease terms relating to the property, including but not limited to real estate taxes, utilities, property insurance, routine maintenance and repairs, and property management. This structure helps insulate us from increases in certain operating expenses and provides more predictable cash flow.

Approximately 6% of the annualized base rent payments from our properties as of December 31, 2023 are from modified gross leases which allow us to pass through certain increases in operating expenses (e.g., property tax and insurance) to tenants for reimbursement, thus protecting us from increases in such operating expenses. We seek to structure our triple-net leases to generate attractive returns on a long-term basis. Our leases typically have initial terms of 5 to 15 years and include annual rent escalators of approximately 1.5% to 4.0%, with an annual weighted average rent escalator of approximately 2.4%. However, certain of the Company’s leases contain annual rent escalators indexed to changes in the CPI, oftentimes subject to a floor or ceiling and a cap. As of December 31, 2023, approximately 5.9% of the Company’s annual rent escalators have CPI provisions. Our operating results depend significantly upon the ability of our tenants to make required rental payments. We believe that our portfolio of outpatient medical facilities and other health care facilities will enable us to generate stable cash flows over time because of the diversity of our tenants, staggered lease expiration schedule, long-term leases, and low historical occurrence of tenants defaulting under their leases.

Subject to the restrictions in the Merger Agreement, we intend to grow our portfolio of high-quality health care properties leased to physicians, hospitals, health care delivery systems, and other health care providers primarily through acquisitions of existing health care facilities that provide stable revenue growth and predictable long-term cash flows. We may also selectively finance, subject to the restrictions in the Merger Agreement, the development of new health care facilities through joint venture or fee arrangements with health care real estate developers or health system development professionals. Generally, we expect to make investments in new development properties when approximately 80% or more of the development property has been pre-leased before construction commences. We seek to invest in properties where we can develop strategic alliances with financially sound health care providers and health care delivery systems that offer need-based health care services in sustainable health care markets. We focus our investment activity on outpatient medical facilities and ambulatory surgery centers.

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

The Trust is a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes. We conduct our business through an UPREIT structure in which our properties are owned by our Operating Partnership directly or through limited partnerships, limited liability companies, or other subsidiaries. The Trust is the sole general partner of our Operating Partnership and, as of December 31, 2023, owned approximately 96.1% of the OP Units. As of February 16, 2024, we have 238,911,308 common shares outstanding.

2023 Investment Activity

During 2023, the Company executed contractual commitments related to a $40.5 million development project, with $21.6 million spent on construction in progress thus far, completed the acquisition of three outpatient medical facilities and three medical condominium units for an investment of $38.5 million, completed the acquisition of two parcels of land adjacent to existing outpatient medical facilities for $1.7 million, and paid $2.2 million of additional purchase consideration under six earn-out agreements for prior acquisitions. The Company also closed four construction loans for an aggregate of $126.4 million, and has funded $31.9 million in the aggregate for those loans to date. Additionally, the Company funded an aggregate of $21.2 million related to the closing of three new term loans, previously announced loan commitments, and other investments, including a $1.3 million investment in IJRI Properties, LLC, which is an entity constructing and operating an outpatient medical facility in Indiana. The Company contributed $11.3 million to the Davis Joint Venture to fund acquisitions and additional purchase consideration under an earn-out agreement. Investment activity totaled approximately $128.4 million during the twelve months ended December 31, 2023.

During 2023, the Company sold one outpatient medical facility containing 30,000 square feet for approximately $2.6 million, realizing an insignificant gain.

Recent Developments

On October 29, 2023, the Trust and the Operating Partnership entered into the Merger Agreement with Healthpeak and certain subsidiaries of Healthpeak, pursuant to which, among other things, and through the Mergers, (i) each outstanding common share of the Trust (other than Trust common shares to be canceled in accordance with the Merger Agreement) will be automatically converted into the right to receive 0.674 shares of Healthpeak common stock, and (ii) each outstanding OP Unit will be automatically converted into and become common units in the successor entity to the Operating Partnership equal to the Exchange Ratio. In connection with the Mergers, Healthpeak filed a Registration Statement on Form S-4 with the SEC on December 15, 2023, as amended on January 9, 2024. The Trust and Healthpeak filed a definitive joint proxy statement/prospectus on January 11, 2024 in connection with our respective special meetings of shareholders and stockholders, as applicable, which were held on February 21, 2024. On February 21, 2024, our shareholders voted on and approved the merger with Healthpeak. The Mergers are expected to close on or about March 1, 2024. Consummation of the Mergers are subject to the satisfaction or waiver of customary closing conditions.

On December 21, 2023, the Trust’s Board of Trustees authorized and declared a cash distribution of $0.23 per common share and OP Unit for the quarterly period ended December 31, 2023. The distribution was paid on January 18, 2024, to common shareholders and OP Unit holders of record as of the close of business on January 3, 2024.

2024 Activity

On February 21, 2024, our shareholders voted on and approved the merger with Healthpeak. The Mergers are expected to close on or about March 1, 2024.

Results of Operations

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022.

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	Change	%
Revenues:
Rental and related revenues	$528,093	$515,373	$12,720	2.5%
Interest income on real estate loans and other	15,370	11,262	4,108	36.5%
Total revenues	543,463	526,635	16,828	3.2%
Expenses:
Interest expense	81,351	72,234	9,117	12.6%
General and administrative	38,756	40,209	(1,453)	(3.6)%
Operating expenses	182,661	171,100	11,561	6.8%
Depreciation and amortization	191,091	189,641	1,450	0.8%
Merger and transaction-related expense	6,934	—	6,934	NM
Total expenses	500,793	473,184	27,609	5.8%
Income before equity in income (loss) of unconsolidated entities and gain on sale of investment properties, net:	42,670	53,451	(10,781)	(20.2)%
Equity in income (loss) of unconsolidated entities	1,084	(790)	1,874	237.2%
Gain on sale of investment properties, net	13	57,375	(57,362)	NM
Net income	$43,767	$110,036	$(66,269)	(60.2)%
NM = Not Meaningful

Revenues

Total revenues increased $16.8 million, or 3.2%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. An analysis of selected revenues follows.

Rental and related revenues. Rental and related revenues increased $12.7 million, or 2.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Rental and related revenues was comprised of the following based upon contractual billing terms (in thousands):

	2023	2022	Change	%
Rental revenues	$376,762	$371,727	$5,035	1.4%
Expense recoveries	151,331	143,646	7,685	5.3%
Rental and related revenues	$528,093	$515,373	$12,720	2.5%

Rental revenues increased $5.0 million, or 1.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Rental revenues increased $6.0 million from our properties acquired in 2023 and 2022 and $2.5 million from our existing portfolio. These increases were partially offset by a decrease in rental revenue of $3.4 million associated with properties sold during 2023 and 2022.

Expense recoveries increased $7.7 million, or 5.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Expense recoveries increased $2.9 million from our properties acquired and sold in 2023 and 2022 and $4.7 million due to an increase in operating expenses from our existing portfolio, explained below.

Interest income on real estate loans and other. Interest income on real estate loans and other increased $4.1 million, or 36.5%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Interest income on real estate loan and other increased by $5.7 million due to interest earned on $214.0 million of proceeds remaining from our new $400.0 million term loan executed on May 24, 2023. This was offset by a decrease of $1.3 million due to lower average real estate loan balances in 2023 compared to 2022 and a decrease in other income of $0.2 million.

 Expenses

Total expenses increased by $27.6 million, or 5.8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. An analysis of selected expenses follows.

Interest expense. Interest expense increased $9.1 million, or 12.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Interest expense increased $15.6 million from the $400.0 million term loan executed on May 24, 2023, and $2.5 million from increasing interest rates on our mortgage debt. These increases were partially offset by favorable effects of our interest rate swaps of $6.4 million, including $1.8 million due to the de-designation of an interest rate swap, and a decrease in interest expense of $2.5 million related to the pay down of the unsecured revolving credit facility under our Credit Agreement in 2023.

General and administrative. General and administrative expenses decreased $1.5 million, or 3.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease is mainly attributable to a decrease in payroll and benefits of $1.8 million and travel expenses of $0.6 million. This is offset by an increase in legal and professional fees of $0.9 million.

Operating expenses. Operating expenses increased $11.6 million, or 6.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The net operating expenses from properties purchased and sold in 2023 and 2022 increased $3.2 million and a net increase of $0.7 million in our current expected credit loss reserves (“CECL”). Operating expenses on our remaining portfolio increased by $7.5 million, or 4.4% year over year, due to increased insurance costs of $0.3 million, utility costs of $0.4 million, maintenance costs of $5.6 million, and property management costs of $2.0 million, offset by a decrease of $0.8 million in real estate taxes year over year.

Depreciation and amortization. Depreciation and amortization increased $1.5 million, or 0.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Depreciation and amortization increased $2.5 million for the properties purchased and sold in 2023 and 2022. This was offset by a decrease in our existing portfolio of $0.9 million due to fully amortized lease intangibles.

Merger and transaction-related expense. During the year ended December 31, 2023, the Company recorded merger and transaction-related expense of $6.9 million related to the proposed merger with Healthpeak, which are primarily comprised of legal, accounting, tax, and other costs incurred prior to year-end.

Equity in loss of unconsolidated entities. The change in equity in loss of unconsolidated entities for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to a $1.8 million gain on our share of the sale of two assets held within our unconsolidated joint venture portfolio.

Gain on sale of investment properties, net. In 2023 we sold one property in Pennsylvania containing 30,000 square feet for approximately $2.6 million, realizing an insignificant gain. In 2022 we sold five medical facilities, which included four outpatient medical facilities and one hospital, for approximately $124.7 million, realizing an aggregate net gain of approximately $57.4 million.

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021.

A discussion of the results of operations for the year ended December 31, 2022 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Relations portion of our website (www.docreit.com). Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Cash Flows

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022 (in thousands).

	2023	2022
Cash provided by operating activities	$273,430	$258,400
Cash used in investing activities	(114,021)	(38,472)
Cash used in financing activities	(10,360)	(222,074)
Increase (decrease) in cash and cash equivalents	$149,049	$(2,146)

Cash flows from operating activities. Cash flows provided by operating activities were $273.4 million during the year ended December 31, 2023 compared to $258.4 million during the year ended December 31, 2022, representing an increase of $15.0 million. The increase in cash provided by operating activities is primarily due to the timing of payment on our tenant receivables and accrued expenses and other liabilities.

Cash flows from investing activities. Cash flows used in investing activities was $114.0 million during the year ended December 31, 2023 compared to cash flows used in investing activities of $38.5 million during the year ended December 31, 2022, representing a change of $75.5 million. The change in cash used in investing activities was primarily due to a decrease in proceeds received from the sale of investment properties of $120.6 million, an increase of net cash spent on the development of real estate and capital expenditures of $23.6 million, an increase in net real estate loan issuances of $8.3 million, and an increase in leasing commissions of $0.5 million. This was partially offset by less cash spent on the acquisition of investments of $73.6 million and additional returns on our investment in unconsolidated entities of $3.7 million.

Cash flows from financing activities. Cash flows used in financing activities was $10.4 million during the year ended December 31, 2023 compared to $222.1 million during the year ended December 31, 2022, representing a change of $211.7 million. The change in cash used in financing activities was primarily due to an increase in proceeds from credit facility borrowings of $219.0 million, a decrease in paydowns under the credit facility of $69.0 million, an increase in contributions from noncontrolling interests of $7.6 million, a decrease of distributions to noncontrolling interests of $1.5 million, and a decrease in the purchase of OP Units of $6.7 million. These sources of cash were partially offset by a decrease in the sale of common shares pursuant to the ATM Program of $39.8 million, the repayment of senior unsecured notes and mortgage debt of $36.0 million, an increase of dividends paid to shareholders of $11.0 million, an increase in debt issuance costs of $3.8 million, and an increase of $1.6 million for payments of employee taxes withheld for stock-based compensation.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021 (in thousands).

A discussion of cash flows for the year ended December 31, 2022 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, which is available free of charge on the SEC’s website at www.sec.gov and in the Investor Relations portion of our website (www.docreit.com). Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

We use Normalized FFO, which excludes from FFO net change in fair value of derivative financial instruments, acceleration of deferred financing costs, net change in fair value of contingent consideration, gain on extinguishment of debt, merger and transaction related expenses, and other normalizing items. Our Normalized FFO computation includes our share of required adjustments from our unconsolidated joint ventures and our use of the term Normalized FFO may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. Normalized FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP), as an indicator of our financial performance or of cash flow from operating activities (computed in accordance with GAAP), or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Normalized FFO should be reviewed in connection with other GAAP measurements.

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to FFO and Normalized FFO (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income	$43,767	$110,036	$86,783
Earnings per share - diluted	$0.17	$0.46	$0.39

Net income	$43,767	$110,036	$86,783
Net income attributable to noncontrolling interests - partially owned properties	(169)	(430)	(607)
Preferred distributions	—	—	(13)
Depreciation and amortization expense	190,706	189,221	157,437
Depreciation and amortization expense - partially owned properties	(536)	(379)	(280)
Gain on sale of investment properties, net	(13)	(57,375)	(24,165)
Impairment loss	—	—	340
Proportionate share of unconsolidated joint venture adjustments	7,280	9,289	8,860
FFO applicable to common shares	$241,035	$250,362	$228,355
Net change in fair value of derivative	660	—	—
Merger and transaction-related expense (1)	6,934	—	—
(Gain) loss on extinguishment of debt	(1,763)	—	4,025
Proportionate share of unconsolidated joint venture adjustments	—	(340)	—
Normalized FFO applicable to common shares	$246,866	$250,022	$232,380

FFO per common share - diluted	$0.97	$1.04	$1.02
Normalized FFO per common share - diluted	$0.99	$1.04	$1.04

Weighted average common shares outstanding - diluted	249,344,713	239,610,285	223,060,556
(1)During the year ended December 31, 2023, the Company recorded merger and transaction-related expense of $6.9 million related to the proposed merger with Healthpeak, which are primarily comprised of legal, accounting, tax, and other costs incurred prior to year-end.

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

The following is a reconciliation from net income, the most direct financial measure calculated and presented in accordance with GAAP, to Normalized FAD (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$43,767	$110,036	$86,783
Normalized FFO applicable to common shares	$246,866	$250,022	$232,380

Normalized FFO applicable to common shares	$246,866	$250,022	$232,380
Non-cash share compensation expense	15,676	15,672	15,032
Straight-line rent adjustments	(3,232)	(6,847)	(8,671)
Amortization of acquired above/below-market leases/assumed debt	4,392	4,924	3,459
Amortization of lease inducements	962	900	1,157
Amortization of deferred financing costs	2,791	2,314	2,325
Recurring capital expenditures and lease commissions	(23,415)	(23,853)	(25,532)
Loan reserve adjustments	786	75	(133)
Proportionate share of unconsolidated joint venture adjustments	(2,314)	(1,018)	(998)
Normalized FAD applicable to common shares	$242,512	$242,189	$219,019

NOI and Cash NOI

NOI is a non-GAAP financial measure that is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties and other investments before general and administrative expenses, depreciation and amortization expense, merger and transaction related expenses, interest expense, corporate high yield interest income, swap income, net change in the fair value of derivative financial instruments, gain or loss on the sale of investment properties, and impairment losses, including our share of all required adjustments from our unconsolidated joint ventures. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. Our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

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

The following is a reconciliation from the Trust’s net income, the most direct financial measure calculated and presented in accordance with GAAP, to NOI, and Cash NOI (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$43,767	$110,036	$86,783
General and administrative	38,756	40,209	37,757
Merger and transaction-related expense (1)	6,934	—	—
Depreciation and amortization	191,091	189,641	157,870
Interest expense	81,351	72,234	60,136
Corporate high yield interest income	(5,654)	—	—
Swap income	(604)	—	—
Net change in the fair value of derivative	660	—	—
Gain on sale of investment properties, net	(13)	(57,375)	(24,165)
Impairment loss	—	—	340
Proportionate share of unconsolidated joint venture adjustments	12,677	13,925	14,358
NOI	$368,965	$368,670	$333,079

NOI	$368,965	$368,670	$333,079
Straight-line rent adjustments	(3,232)	(6,847)	(8,671)
Amortization of acquired above/below-market leases	4,392	4,935	3,521
Amortization of lease inducements	962	900	1,157
Loan reserve adjustments	786	75	(133)
Proportionate share of unconsolidated joint venture adjustments	(367)	(485)	(690)
Cash NOI	$371,506	$367,248	$328,263
(1)During the year ended December 31, 2023, the Company recorded merger and transaction-related expense of $6.9 million related to the proposed merger with Healthpeak, which are primarily comprised of legal, accounting, tax, and other costs incurred prior to year-end.

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

As of December 31, 2023, we had a total of $156.8 million of cash and cash equivalents and $1.0 billion of near-term availability on our unsecured revolving credit facility. Our primary sources of cash include rent we collect from our tenants, borrowings under our unsecured credit facility, and financings of debt and equity securities. We believe that our existing cash and cash equivalents, cash flow from operating activities, and borrowings available under our unsecured revolving credit facility will be adequate to fund any existing contractual obligations to purchase properties and other obligations through the next year. However, because of the 90% distribution requirement under the REIT tax rules under the Internal Revenue Code, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

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

As of December 31, 2023, the Company did not have any borrowings outstanding under its $1.0 billion unsecured revolving credit facility or the $500.0 million accordion feature, as defined by the Credit Agreement. Of the aggregate $1.9 billion available under the Credit Agreement, the Company had $400.0 million of borrowings outstanding under the term loan feature as of December 31, 2023. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our credit facility.

Senior Notes

As of December 31, 2023, we had $1.5 billion aggregate principal amount of senior notes issued and outstanding by the Operating Partnership, comprised of $25.0 million maturing in 2025, $70.0 million maturing in 2026, $425.0 million maturing in 2027, $395.0 million maturing in 2028, and $545.0 million maturing in 2031. See Note 6 (Debt) to our accompanying consolidated financial statements for a further discussion of our senior notes.

ATM Program

During the fiscal year-ended December 31, 2023, we issued and sold pursuant to the 2023 ATM Program (as defined herein) 4,400,000 common shares at a weighted average price of $15.10 per share, resulting in net proceeds to us of approximately $65.8 million. See Note 1 (Organization and Business) to our accompanying consolidated financial statements for further detail. In connection with the Merger Agreement, the Trust suspended the 2023 ATM Program. The Trust plans to terminate the 2023 ATM Program upon the closing of the Mergers.

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

The DRIP is administered by our transfer agent, Computershare Trust Company, N.A. Our common shares sold under the DRIP will be newly issued or purchased in the open market, as further described in the DRIP. As of December 31, 2023, the Company had issued 240,746 common shares under the DRIP since its inception. The Company plans to terminate the DRIP upon the closing of the Mergers.

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

Real Estate Investment Properties and Identified Intangible Assets

We are required to make subjective assessments of the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. Real estate investment properties and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Outpatient medical facilities are depreciated over their estimated useful lives, typically ranging up to 40 years, using the straight-line method. Tenant improvements and in-place leases are amortized over the lease life of the in-place leases or the tenant’s respective lease term. Cost of maintenance and repairs are charged to expense when incurred.

We periodically assess the carrying value of real estate properties and related intangible assets in accordance with ASC Topic 360, Property, Plant & Equipment (“ASC 360”), to determine if facts and circumstances exist that would suggest that the recorded amount of an asset might be impaired or that the estimated useful life should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate property will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate property and related intangibles to their estimated fair value. The estimated fair value of our real estate properties is determined by use of a number of customary industry standard methods that include discounted cash flow modeling using appropriate discount and capitalization rates and/or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables. Estimates of future cash flows are based on a number of factors including historical operating results, leases in place, known trends, and other market or economic factors affecting the real estate investment. The evaluation of anticipated cash flows is subjective and is based on assumptions regarding future occupancy, occupancy rates, lease rates, and capitalization rates that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or other unforeseen factors, impairment may be recorded. Long-lived assets classified as held-for-sale are recorded at the lower of carrying value or fair value less estimated costs to sell.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we have investments in two unconsolidated joint ventures with ownership interests of 49.0% and 12.3%. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $791.3 million (of which our proportionate share is approximately $156.7 million). See Note 2 (Summary of Significant Accounting Policies) to our accompanying consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Inflation

Some of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon changes in the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. As of December 31, 2023, 5.9% of the Company’s annual rent escalators are determined by changes in CPI or other measures. Most of our lease agreements also require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes, and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

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

Fixed Interest Rate Debt

As of December 31, 2023, our consolidated fixed interest rate debt totaled $1.5 billion, which represented 74.6% of our total consolidated debt, excluding the impact of interest rate swaps. We entered into fixed-for-floating interest rate swaps for the full borrowing amount of our $400.0 million term loan, fixing the Daily Simple SOFR (as defined in the Credit Agreement) component of the borrowing rate to 3.593%, for an all-in fixed rate as of December 31, 2023 of 4.693%. Both the borrowing and the fixed-for-floating rate swaps have a maturity date of May 24, 2028.

Assuming the effects of the interest rate swap agreement, our fixed interest rate debt would represent 94.7% of our total consolidated debt. Interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt.

As of December 31, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt were approximately $1.4 billion and $1.5 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2023. We do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt

As of December 31, 2023, our consolidated variable interest rate debt totaled $504.7 million, which represented 25.4% of our total consolidated debt. Assuming the effects of the interest rate swap agreement, our variable interest rate debt would represent 5.3% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2023, we were exposed to market risks related to fluctuations in interest rates on $104.7 million of consolidated borrowings. Assuming no increase in the amount of our variable rate debt, if PRIME and SOFR were to change by 100 basis points, total interest expense on our variable rate debt as of December 31, 2023 would change by approximately $1.0 million annually.

Derivative Instruments

As of December 31, 2023, we had four outstanding interest rate swaps of which three are designated as cash flow hedges of interest rate risk, with a total notional amount of $436.1 million. See Note 7 (Derivatives) within our consolidated financial statements for further detail on our interest rate swap. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace this swap in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed through the use of the swap.

Indebtedness

As of December 31, 2023, we had total consolidated indebtedness of approximately $2.0 billion. The weighted average interest rate on our consolidated indebtedness was 4.07% (based on the 30-day SOFR rate of 5.38% and a PRIME rate of 8.50% as of December 31, 2023). As of December 31, 2023, we had approximately $104.7 million, or approximately 5.3%, of our outstanding long-term debt exposed to fluctuations in short-term interest rates.

The following table sets forth certain information with respect to our consolidated indebtedness outstanding as of December 31, 2023 (in thousands):

	Principal	Fixed/Floating Rate	Rate	Maturity
Senior Unsecured Revolving Credit Facility	$—	Floating	SOFR + 0.95%	9/24/2025
Term Debt (1)	400,000	Fixed	4.69%	5/24/2028
Senior Unsecured Notes
January 2016 - Series B	45,000	Fixed	4.43%	1/7/2026
January 2016 - Series C	45,000	Fixed	4.57%	1/7/2028
January 2016 - Series D	45,000	Fixed	4.74%	1/7/2031
August 2016 - Series A	25,000	Fixed	4.09%	8/11/2025
August 2016 - Series B	25,000	Fixed	4.18%	8/11/2026
August 2016 - Series C	25,000	Fixed	4.24%	8/11/2027
March 2017 Notes	400,000	Fixed	4.30%	3/15/2027
December 2017 Notes	350,000	Fixed	3.95%	1/15/2028
October 2021 Notes	500,000	Fixed	2.625%	11/1/2031
Mid Coast Hospital Outpatient Medical Facility (2)	4,678	Floating	PRIME	11/13/2028
CareMount Medical - Lake Katrine	23,194	Fixed	4.63%	11/6/2024
University of Florida Health North	60,000	Floating	SOFR + 1.85%	12/20/2026
Jackson Baptist Medical Center - Belhaven	20,000	Floating	SOFR + 1.85%	12/16/2026
Old Bridge Outpatient Medical Facility	20,000	Floating	SOFR + 1.85%	12/20/2026
Total principal	1,987,872
Unamortized deferred financing costs	(8,580)
Unamortized discounts	(6,255)
Total	$1,973,037
(1)Our borrowings under the term loan feature of the Credit Agreement (as defined herein) bear interest at a rate equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR as of December 31, 2023 based on the Company’s current credit rating. We entered into fixed-for-floating interest rate swaps for the full borrowing amount, fixing the SOFR component of this rate at 3.59%, and a current all-in fixed rate of 4.69%.
(2)We own a 66.3% interest in the joint venture that owns this property. Debt shown in this schedule is the full amount of the mortgage indebtedness on this property.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	70

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	72

Consolidated Balance Sheets at December 31, 2023 and 2022	73
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021	74
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021	75
Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022, and 2021	76
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021	77

Notes to Consolidated Financial Statements	78

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Physicians Realty Trust (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Evaluation of net real estate property for impairment

Description of the Matter
As of December 31, 2023, the Company’s consolidated balance sheet included net real estate property of $4.4 billion. As described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, primarily consisting of investments in real estate, for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relation to its expected undiscounted future cash flows. The Company adjusts the net book value of long-lived assets to fair value if the sum of the expected future undiscounted cash flows is less than book value.

Auditing management’s long-lived assets impairment analysis was complex and involved a high degree of subjectivity due to the significant estimation required to determine the estimated undiscounted future cash flows of long-lived assets. In particular, the future cash flow estimates were sensitive to significant assumptions such as future rental revenues, occupancy, and capitalization rates which are affected by expectations about future market or economic conditions, as well as management’s intent to hold and operate the property over the term and in the manner assumed in the analysis.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Physicians Realty Trust

Opinion on Internal Control over Financial Reporting

We have audited Physicians Realty Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Physicians Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Physicians Realty Trust at December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included in the Index at Item 15 and our report dated February 22, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
February 22, 2024

Physicians Realty Trust
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
ASSETS	2023	2022
Investment properties:
Land and improvements	$249,470	$241,559
Building and improvements	4,705,870	4,659,780
Construction in progress	53,319	18,497
Tenant improvements	100,834	88,640
Acquired lease intangibles	509,468	505,335
	5,618,961	5,513,811
Accumulated depreciation	(1,187,952)	(996,888)
Net real estate property	4,431,009	4,516,923
Right-of-use lease assets, net	226,824	231,225
Real estate loans receivable, net	98,277	104,973
Investments in unconsolidated entities	78,218	77,716
Net real estate investments	4,834,328	4,930,837
Cash and cash equivalents	156,779	7,730
Tenant receivables, net	11,955	11,503
Other assets	152,559	146,807
Total assets	$5,155,621	$5,096,877
LIABILITIES AND EQUITY
Liabilities:
Credit facility	$393,718	$188,328
Notes payable	1,451,905	1,465,437
Mortgage debt	127,413	164,352
Accounts payable	8,364	4,391
Dividends and distributions payable	61,186	60,148
Accrued expenses and other liabilities	96,087	87,720
Lease liabilities	104,844	105,011
Acquired lease intangibles, net	22,578	24,381
Total liabilities	2,266,095	2,099,768

Redeemable noncontrolling interests - partially owned properties	3,008	3,258

Equity:
Common shares, $0.01 par value, 500,000,000 common shares authorized, 238,519,554 and 233,292,030 common shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,385	2,333
Additional paid-in capital	3,821,718	3,743,876
Accumulated deficit	(1,061,293)	(881,672)
Accumulated other comprehensive income	717	5,183
Total shareholders’ equity	2,763,527	2,869,720
Noncontrolling interests:
Operating Partnership	113,662	123,015
Partially owned properties	9,329	1,116
Total noncontrolling interests	122,991	124,131
Total equity	2,886,518	2,993,851
Total liabilities and equity	$5,155,621	$5,096,877
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Income
(In thousands, except share and per share data)

	December 31,
	2023	2022	2021
Revenues:
Rental and related revenues	$528,093	$515,373	$440,198
Interest income on real estate loans and other	15,370	11,262	17,501
Total revenues	543,463	526,635	457,699
Expenses:
Interest expense	81,351	72,234	60,136
General and administrative	38,756	40,209	37,757
Operating expenses	182,661	171,100	137,408
Depreciation and amortization	191,091	189,641	157,870
Merger and transaction-related expense (1)	6,934	—	—
Impairment loss	—	—	340
Total expenses	500,793	473,184	393,511
Income before equity in income (loss) of unconsolidated entities and gain on sale of investment properties, net:	42,670	53,451	64,188
Equity in income (loss) of unconsolidated entities	1,084	(790)	(1,570)
Gain on sale of investment properties, net	13	57,375	24,165
Net income	43,767	110,036	86,783
Net income attributable to noncontrolling interests:
Operating Partnership	(1,722)	(5,240)	(2,211)
Partially owned properties (2)	(169)	(430)	(607)
Net income attributable to controlling interest	41,876	104,366	83,965
Preferred distributions	—	—	(13)
Net income attributable to common shareholders	$41,876	$104,366	$83,952
Net income per share:
Basic	$0.18	$0.46	$0.39
Diluted	$0.17	$0.46	$0.39
Weighted average common shares:
Basic	238,216,847	226,598,474	216,135,385
Diluted	249,344,713	239,610,285	223,060,556
Dividends and distributions declared per common share	$0.92	$0.92	$0.92
(1)During the year ended December 31, 2023, the Company recorded merger and transaction-related expense of $6.9 million related to the proposed merger with Healthpeak, which are primarily comprised of legal, accounting, tax, and other costs incurred prior to year-end.
(2)Includes amounts attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Comprehensive Income
(In thousands)

	December 31,
	2023	2022	2021
Net income	$43,767	$110,036	$86,783
Other comprehensive (loss) income:
Change in fair value of interest rate swap agreements, net	(2,703)	6,075	1,672
Reclassification of accumulated losses on interest rate swap to earnings	(1,763)	—	3,295
Total other comprehensive (loss) income	(4,466)	6,075	4,967
Comprehensive income	39,301	116,111	91,750
Comprehensive income attributable to noncontrolling interests - Operating Partnership	(1,546)	(5,490)	(2,461)
Comprehensive income attributable to noncontrolling interests - partially owned properties	(169)	(430)	(607)
Comprehensive income attributable to common shareholders	$37,586	$110,191	$88,682

The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Equity
(In thousands)

	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Operating Partnership Noncontrolling interest	Partially Owned Properties Noncontrolling Interest	Total Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$2,096	$3,303,231	$(658,171)	$(5,859)	$2,641,297	$73,302	$403	$73,705	$2,715,002
Net proceeds from sale of common shares	147	267,979	—	—	268,126	—	—	—	268,126
Restricted share award grants, net	4	10,722	(1,312)	—	9,414	—	—	—	9,414
Purchase of OP Units	—	—	—	—	—	(6,237)	—	(6,237)	(6,237)
Dividends/distributions declared	—	—	(200,926)	—	(200,926)	(6,457)	—	(6,457)	(207,383)
Preferred distributions	—	—	(13)	—	(13)	—	—	—	(13)
Issuance of OP Units in connection with acquisitions	—	—	—	—	—	116,467	—	116,467	116,467
Distributions	—	—	—	—	—	—	(224)	(224)	(224)
Change in market value of Redeemable Noncontrolling Interests	—	(23)	456	—	433	—	—	—	433
Derecognition of cash flow hedge	—	—	—	3,295	3,295	—	—	—	3,295
Change in fair value of interest rate swap agreements	—	—	—	1,672	1,672	—	—	—	1,672
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	29,045	—	—	29,045	(29,045)	—	(29,045)	—
Net income	—	—	83,965	—	83,965	2,211	305	2,516	86,481
Balance as of December 31, 2021	2,247	3,610,954	(776,001)	(892)	2,836,308	150,241	484	150,725	2,987,033
Net proceeds from sale of common shares	67	105,952	—	—	106,019	—	—	—	106,019
Restricted share award grants, net	4	11,277	(2,468)	—	8,813	—	—	—	8,813
Purchase of OP Units	—	—	—	—	—	(6,741)	—	(6,741)	(6,741)
Conversion of OP Units	15	23,073	—	—	23,088	(23,088)	—	(23,088)	—
Dividends/distributions declared	—	—	(210,326)	—	(210,326)	(10,017)	—	(10,017)	(220,343)
Contributions	—	—	—	—	—	—	569	569	569
Distributions	—	—	—	—	—	—	(238)	(238)	(238)
Change in market value of Redeemable Noncontrolling Interest in partially owned properties	—	—	2,757	—	2,757	—	—	—	2,757
Change in fair value of interest rate swap agreement	—	—	—	6,075	6,075	—	—	—	6,075
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(7,380)	—	—	(7,380)	7,380	—	7,380	—
Net income	—	—	104,366	—	104,366	5,240	301	5,541	109,907
Balance as of December 31, 2022	2,333	3,743,876	(881,672)	5,183	2,869,720	123,015	1,116	124,131	2,993,851
Net proceeds from sale of common shares	43	66,212	—	—	66,255	—	—	—	66,255
Restricted share award grants, net	7	9,638	(1,748)	—	7,897	—	—	—	7,897
Purchase of OP Units	—	—	—	—	—	(72)	—	(72)	(72)
Conversion of OP Units	2	2,769	—	—	2,771	(2,769)	—	(2,769)	2
Dividends/distributions declared	—	—	(219,749)	—	(219,749)	(9,011)	—	(9,011)	(228,760)
Contributions	—	—	—	—	—	—	8,171	8,171	8,171
Distributions	—	—	—	—	—	—	(213)	(213)	(213)
Reclassification of accumulated gains on interest rate swap to earnings	—	—	—	(1,763)	(1,763)	—	—	—	(1,763)
Change in fair value of interest rate swap agreement	—	—	—	(2,703)	(2,703)	—	—	—	(2,703)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	—	(777)	—	—	(777)	777	—	777	—
Net income	—	—	41,876	—	41,876	1,722	255	1,977	43,853
Balance as of December 31, 2023	$2,385	$3,821,718	$(1,061,293)	$717	$2,763,527	$113,662	$9,329	$122,991	$2,886,518
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$43,767	$110,036	$86,783
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	191,091	189,641	157,870
Amortization of deferred financing costs	2,791	2,314	2,325
Amortization of lease inducements and above/below-market lease intangibles	5,354	5,834	4,678
Straight-line rental (revenue) expense, net	(3,232)	(6,847)	(8,671)
Amortization of discount on unsecured senior notes	1,104	1,064	737
Amortization of above market assumed debt	—	(10)	(62)
(Gain) loss on extinguishment of debt	(1,763)	—	3,295
Loss on extinguishment of deferred financing costs	—	—	730
Gain on sale of investment properties, net	(13)	(57,375)	(24,165)
Equity in (income) loss of unconsolidated entities	(1,084)	790	1,570
Distributions from unconsolidated entities	7,657	7,874	6,928
Change in fair value of derivatives	660	—	—
Provision for bad debts	1,270	180	(90)
Non-cash share compensation	15,676	15,672	15,032
Impairment on investment properties	—	—	340
Change in operating assets and liabilities:
Tenant receivables	(540)	(7,652)	(2,863)
Other assets	(850)	(2,317)	3,404
Accounts payable	3,973	(2,260)	(356)
Accrued expenses and other liabilities	7,569	1,456	(711)
Net cash provided by operating activities	273,430	258,400	246,774
Cash Flows from Investing Activities:
Proceeds on sale of investment properties	2,553	123,179	92,711
Acquisition of investment properties, net	(39,346)	(112,455)	(718,179)
Investment in unconsolidated entities	(13,053)	(13,587)	(9,069)
Returns of investment in unconsolidated entities	3,737	—	—
Development of real estate	(21,604)	—	—
Capital expenditures on investment properties	(41,905)	(39,869)	(32,566)
Issuances of mezzanine and real estate loans receivable	(51,400)	(30,611)	(16,213)
Repayments of mezzanine and real estate loans receivable	51,528	38,994	84,874
Leasing commissions	(4,132)	(3,623)	(3,997)
Lease inducements	(399)	(500)	—
Net cash used in investing activities	(114,021)	(38,472)	(602,439)
Cash Flows from Financing Activities:
Net proceeds from sale of common shares	66,255	106,019	268,126
Proceeds from credit facility borrowings	513,000	294,000	710,541
Repayments on credit facility borrowings	(306,000)	(375,000)	(852,541)
Repayment of senior unsecured notes	(15,000)	—	—
Proceeds from issuance of mortgage debt	—	—	136,050
Proceeds from issuance of senior unsecured notes	—	—	495,695
Principal payments on mortgage debt	(37,058)	(16,094)	(13,027)
Debt issuance costs	(3,917)	(74)	(7,380)
Payments made on financing leases	—	—	(8,300)
Dividends paid - shareholders	(220,429)	(209,417)	(198,541)
Distributions to noncontrolling interests - Operating Partnership	(9,041)	(10,493)	(5,024)
Preferred distributions paid - OP Unit holders	—	—	(303)
Contributions to noncontrolling interests	8,171	569	—
Distributions to noncontrolling interests - partially owned properties	(378)	(588)	(648)
Payments of employee taxes for withheld stock-based compensation shares	(5,891)	(4,255)	(4,183)
Purchases of Series A Preferred Units	—	—	(151,202)
Purchases of OP Units	(72)	(6,741)	(6,237)
Net cash (used in) provided by financing activities	(10,360)	(222,074)	363,026
Net increase (decrease) in cash and cash equivalents	149,049	(2,146)	7,361
Cash and cash equivalents, beginning of year	7,730	9,876	2,515
Cash and cash equivalents, end of year	$156,779	$7,730	$9,876
Supplemental disclosure of cash flow information - interest paid during the year	$80,502	$70,207	$50,814
Supplemental disclosure of noncash activity—settlement of note receivable in exchange for Series A Preferred Units	$—	$—	$20,646
Supplemental disclosure of noncash activity - change in fair value of interest rate swap agreements	$(2,703)	$6,075	$1,672
Supplemental disclosure of noncash activity - issuance of OP Units and Series A Preferred Units in connection with acquisitions	$—	$—	$263,008
Supplemental disclosure of noncash activity—Conversion of loan receivable in connection to the acquisition of investment property	$5,397	$5,700	$15,500
The accompanying notes are an integral part of these consolidated financial statements.

Physicians Realty Trust
Notes to Consolidated Financial Statements

Unless otherwise indicated or unless the context requires otherwise the use of the words “we,” “us,” “our,” and the “Company,” refer to Physicians Realty Trust, together with its consolidated subsidiaries, including Physicians Realty L.P.

Note 1. Organization and Business

The Trust was organized in the state of Maryland on April 9, 2013. As of December 31, 2023, the Trust was authorized to issue up to 500,000,000 common shares of beneficial interest, par value $0.01 per share. The Trust filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) with respect to a proposed underwritten initial public offering (the “IPO”) and completed the IPO of its common shares and commenced operations on July 24, 2013.

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

Merger Agreement

On October 29, 2023, the Trust and the Operating Partnership entered into the Merger Agreement with Healthpeak and certain subsidiaries of Healthpeak, pursuant to which, among other things, and through the Mergers, (i) each outstanding common share of the Trust (other than Trust common shares to be canceled in accordance with the Merger Agreement) will be automatically converted into the right to receive 0.674 shares of Healthpeak common stock, and (ii) each outstanding OP Unit will be automatically converted into and become common units in the successor entity to the Operating Partnership equal to the Exchange Ratio. In connection with the Mergers, Healthpeak filed a Registration Statement on Form S-4 with the SEC on December 15, 2023, as amended on January 9, 2024. The Trust and Healthpeak filed a definitive joint proxy statement/prospectus on January 11, 2024 in connection with our respective special meetings of shareholders and stockholders, as applicable, which were held on February 21, 2024. On February 21, 2024, our shareholders voted on and approved the merger with Healthpeak. The Mergers are expected to close on or about March 1, 2024. Consummation of the Mergers are subject to the satisfaction or waiver of customary closing conditions.

ATM Programs

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

In August 2023, the Trust and the Operating Partnership entered into an At Market Issuance Sales Agreement (the “2023 Sales Agreement”) with BMO Capital Markets Corp., Credit Agricole Securities (USA) Inc., KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Regions Securities LLC and Stifel, Nicolaus & Company, Incorporated as sales agents for the Company and/or forward sellers (collectively, “2023 Agents”), and Bank of Montreal, Crédit Agricole Corporate and Investment Bank, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Regions Securities LLC and Stifel, Nicolaus & Company, Incorporated (collectively, “2023 Forward Purchasers”), pursuant to which the Trust may issue and sell, from time to time, its common shares having an aggregate offering price of up to $600 million through the 2023 Agents (the “2023 ATM Program”). The 2023 Sales Agreement contemplates that, in addition to the issuance and sale of the Trust’s common shares through the 2023 Agents, the Trust may also enter into one or more forward sales agreements from time to time in the future with each of the 2023 Forward Purchasers. Upon entry into the 2023 Sales Agreement, we terminated the 2021 ATM Program. As of February 16, 2024, the Trust had $600.0 million remaining available under the 2023 ATM Program which was suspended in connection with the Merger Agreement. The Trust plans to terminate the 2023 ATM Program upon the closing of the Mergers.

During 2023 and 2022, the Trust’s issuance and sale of common shares pursuant to the ATM Programs was as follows (in thousands, except common shares and price):

	2023			2022
	Common shares sold	Weighted average price	Net proceeds	Common shares sold	Weighted average price	Net proceeds
Quarterly period ended March 31	4,400,000	$15.10	$65,776	259,977	$18.93	$4,871
Quarterly period ended June 30	—	—	—	977,800	18.61	18,020
Quarterly period ended September 30	—	—	—	440,400	18.15	7,913
Quarterly period ended December 31	—	—	—	5,000,000	15.00	74,250
Year ended December 31	4,400,000	$15.10	$65,776	6,678,177	$15.89	$105,054

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

As of December 31, 2023 and 2022, the Trust held a 96.1% and 95.9% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Trust consolidates the financial position and results of operations of the Operating Partnership.

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

Dividends and Distributions

Dividends and distributions for the years ended December 31, 2023, 2022, and 2021 are as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share/Unit
December 21, 2023	January 3, 2024	January 18, 2024	$0.23
September 21, 2023	October 3, 2023	October 17, 2023	$0.23
June 16, 2023	July 5, 2023	July 18, 2023	$0.23
March 17, 2023	April 4, 2023	April 18, 2023	$0.23
December 22, 2022	January 4, 2023	January 18, 2023	$0.23
September 23, 2022	October 4, 2022	October 14, 2022	$0.23
June 17, 2022	July 5, 2022	July 19, 2022	$0.23
March 18, 2022	March 31, 2022	April 14, 2022	$0.23
December 22, 2021	January 4, 2022	January 18, 2022	$0.23
September 22, 2021	October 4, 2021	October 15, 2021	$0.23
June 18, 2021	July 2, 2021	July 16, 2021	$0.23
March 19, 2021	April 2, 2021	April 16, 2021	$0.23

The Company’s shareholders are entitled to reinvest all or a portion of any cash distribution on their shares of the Company’s common stock by participating in the DRIP, subject to the terms of the plan. The Company plans to terminate the DRIP upon the closing of the Mergers.

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

The following table sets forth the federal income tax status of distributions per common share and OP Unit for the periods presented:

		Year Ended December 31,
		2023	2022	2021
Per common share and OP Unit:
Ordinary dividends		$—	$—	$—
Section 199A Qualified REIT Dividend		0.4726	0.4724	0.4856
Qualified dividends		—	—	—
Long-term capital gain	(1)	—	0.1999	—
Unrecaptured Section 1250 gain		—	0.0544	—
Non-dividend distributions		0.4474	0.1933	0.4344
Total		$0.9200	$0.9200	$0.9200
(1)For distributions classified as Long-Term Capital Gain, the One Year Amounts Disclosure is $0, the Three Year Amounts Disclosure is $0, and $0.1999 is Section 1231 gain for purposes of Internal Revenue Code Section 1061.

Purchases of Investment Properties

With the adoption of ASU 2017-01 in January 2018, the Company’s acquisitions of investment properties and the majority of its future investments will be accounted for as asset acquisitions. This is because substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, and will result in the capitalization of acquisition costs. The purchase price, inclusive of acquisition costs, will be allocated to tangible and intangible assets and liabilities based on their relative fair values. Tangible assets primarily consist of land, buildings, and improvements. Intangible assets primarily consist of above-market or below-market leases, in-place leases, above-market or below-market debt assumed, right-of-use assets, and lease liabilities. Any future contingent consideration will be recorded when the contingency is resolved. The determination of the fair value requires the Company to make certain estimates and assumptions.

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

The Company record an impairment charge of $0.3 million on one outpatient medical facility in Traverse City, Michigan during the year ended December 31, 2021. The Company did not record any impairment for the years ended December 31, 2023 and 2022.

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are written down to the lower of carrying value or fair market value, less cost to sell. There were no properties classified as held for sale as of December 31, 2023 and 2022. Dispositions during the years ended December 31, 2023, 2022, and 2021 did not qualify as discontinued operations.

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its equity method investments may not be recoverable or realized. If indicators of potential impairment are identified, the Company evaluates its equity method investments for impairment based on a comparison of the fair value of the investment to its carrying value. The fair value is estimated based on discounted cash flows that include all estimated cash inflows and outflows over a specified holding period and any estimated debt premiums or discounts. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its equity method investment, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its equity method investment and to the extent that any decline in value is considered other than temporary.

On November 22, 2019, the Company contributed two properties valued at $39.0 million and paid additional consideration of $17.0 million for a 12.3% equity interest in the PMAK MOB JV REOC, LLC (“PMAK Joint Venture”). As of December 31, 2023 this joint venture owned 58 medical office facilities located in 18 states.

Since December 11, 2020, the Company contributed $46.6 million, to acquire a membership interest in Davis Medical Investors, LLC (“Davis Joint Venture”). As of December 31, 2023, the Company holds a 49.0% membership interest in the Davis Joint Venture, which owns 15 medical office facilities located in seven states.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of ten mezzanine loans, four construction loans, and five term loans as of December 31, 2023. Typically, each mezzanine loan is collateralized by an ownership interest in the respective borrower, each term loan is secured by a mortgage on a related outpatient medical facility, and each construction loans is secured by a mortgage on the land and improvements as constructed, generally with guarantees from the borrowers. Interest income on loans is recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses, if necessary. For the years ended December 31, 2023 and December 31, 2022, the Company’s loan loss reserves were $1.0 million and $0.2 million, respectively.

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

Rental and Related Revenues

Rental revenue is recognized on a straight-line basis over the terms of the related leases when collectability is probable. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue for amounts more or less than amounts currently due from tenants. Amounts recognized in excess of amounts currently due from tenants are included in other assets and were approximately $105.8 million and $101.3 million as of December 31, 2023 and December 31, 2022, respectively. If the Company determines that collectability of straight-line rents is not probable, income recognition is limited to the lesser of cash collected, or lease income reflected on a straight-line basis, plus variable rent when it becomes accruable.

In accordance with ASC 842, Leases, Topic 842, if the collectability of a lease changes after the commencement date, any difference between lease income that would have been recognized and the lease payments shall be recognized as an adjustment to lease income. Bad debt recognized as an adjustment to rental revenues was $1.1 million, $0.2 million, and $0.4 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

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

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2023, the Company had three outstanding interest rate swaps designated as cash flow hedges of interest rate risk, and one interest rate swap that was de-designated as a hedging instrument during the year ended December 31, 2023 but remains outstanding. Further detail is provided in Note 7 (Derivatives).

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

Certain of the Company’s leases also provide for consideration available to tenants as a tenant improvement allowance. Based on existing leases as of December 31, 2023, committed but unspent tenant related obligations were $65.0 million.

Related Parties

The Company recognized rental revenues totaling $8.7 million in 2023, $8.3 million in 2022, and $7.9 million in 2021 from Baylor Scott and White Health, a health care system affiliated with a member of the Trust’s Board of Trustees.

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

Note 3. Investment and Disposition Activity

During 2023, the Company executed contractual commitments related to a $40.5 million development project, with $21.6 million spent on construction in progress thus far, completed the acquisition of three outpatient medical facilities and three medical condominium units for an investment of $38.5 million, completed the acquisition of two parcels of land adjacent to existing outpatient medical facilities for $1.7 million, and paid $2.2 million of additional purchase consideration under six earn-out agreements for prior acquisitions. The Company also closed four construction loans for an aggregate of $126.4 million, and has funded $31.9 million in the aggregate for those loans to date. Additionally, the Company funded an aggregate of $21.2 million related to the closing of three new term loans, previously announced loan commitments, and other investments, including a $1.3 million investment in IJRI Properties, LLC, which is an entity constructing and operating an outpatient medical facility in Indiana. The Company contributed $11.3 million to the Davis Joint Venture to fund acquisitions and additional purchase consideration and under an earn-out agreement. Investment activity totaled approximately $128.4 million during the twelve months ended December 31, 2023. As part of these investments, the Company incurred approximately $2.0 million of capitalized acquisition costs.

Investment activity for the year ending December 31, 2023 is summarized below:

Investment		Location	Acquisition Date	Investment Amount (in thousands)
Emory Dunwoody ASC		Dunwoody, GA	May 16, 2023	$5,250
CVA Building		Birmingham, AL	May 31, 2023	28,000
Palos Heights Surgery Center		Palos Heights, IL	July 20, 2023	2,600
IJRI Properties Investment	(1)	Indianapolis, IN	September 30, 2023	1,250
Atlanta Medical Condominium Investments		Atlanta, GA	Various	2,620
Davis Joint Venture Investments		Woodbury, MN	Various	11,314
Adjacent Land		Various	Various	1,717
Development Costs		Buford, GA	Various	21,604
Earnouts		Various	Various	2,201
Private Equity Fund Investment	(2)	N/A	Various	434
Loan Investments		Various	Various	51,400
				$128,390
(1) The Company invested 15.9% in a joint venture that is developing a single outpatient medical facility located in Indiana.
(2) The Company invested additional funds managed by a venture capital firm specializing in real estate technology.

During 2023, the Company recorded revenues and net income of $2.7 million and $0.5 million, respectively, from its 2023 acquisitions.

During 2022, the Company completed the acquisition of two outpatient medical facilities and one medical condominium unit for an investment of $109.6 million and acquired indirect ownership interests in additional assets through acquisitions by Davis Joint Venture for an aggregate purchase price of $8.0 million. The Company also paid $6.4 million of additional purchase consideration under five earn-out agreements and funded one mezzanine loan for $5.8 million, three term loans for $22.7 million, and $2.1 million of previous construction loan commitments. Additionally, the Company invested $5.0 million in funds managed by a venture capital firm specializing in real estate technology, resulting in total investment activity of approximately $159.7 million as of December 31, 2022 As part of these investments, the Company incurred approximately $2.3 million of capitalized transaction costs.

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

For 2022, the Company recorded revenues and net loss of $3.6 million and $0.2 million, respectively, from its 2022 acquisitions.

The following table summarizes the preliminary purchase price allocations of the assets acquired and the liabilities assumed, which the Company determined using Level 2 and Level 3 inputs (in thousands):

	December 31, 2023	December 31, 2022
Land	$8,719	$9,260
Building and improvements	32,167	98,433
In-place lease intangibles	4,410	12,845
Above market in-place lease intangibles	—	2,768
Below market in-place lease intangibles	(553)	(4,923)
Right-of-use asset	—	79
Net assets acquired	$44,743	$118,462
NCI-redeemable	—	(3,307)
Satisfaction of real estate loans receivable	(5,397)	(2,700)
Cash used in acquisition of investment property	$39,346	$112,455

Dispositions

For the year ended December 31, 2023, the Company sold one outpatient medical facility for approximately $2.6 million, realizing an insignificant net gain.

For the year ended December 31, 2022, the Company sold five medical facilities, which included four outpatient medical facilities and one hospital, representing 212,295 square feet for approximately $124.7 million, realizing an aggregate net gain of approximately $57.4 million.

Note 4. Intangibles

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Assets
In-place leases	$449,716	$(282,285)	$167,431	$445,583	$(241,643)	$203,940
Above-market leases	59,752	(35,622)	24,130	59,752	(30,096)	29,656
Liabilities
Below-market leases	$36,962	$(14,384)	$22,578	$37,002	$(12,621)	$24,381

The following is a summary of the Company’s acquired lease intangible amortization for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Amortization expense related to in-place leases	$40,920	$43,526	$34,570
Decrease of rental income related to above-market leases	5,526	5,824	3,808
Increase of rental income related to below-market leases	2,356	2,111	1,398

Future aggregate net amortization of the Company’s acquired lease intangibles as of December 31, 2023, is as follows (in thousands):

	Net Decrease (Increase) in Revenue	Net Increase in Expenses
2024	$2,887	$35,184
2025	2,316	29,663
2026	1,161	23,548
2027	994	20,625
2028	922	16,941
Thereafter	(6,728)	41,470
Total	$1,552	$167,431

For the year ended December 31, 2023, the weighted average amortization periods for asset lease intangibles and liability lease intangibles are 7 years and 15 years, respectively. Further detail is provided in Note 2 (Summary of Significant Accounting Policies).

Note 5. Other Assets

Other assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Straight-line rent receivable, net	$105,773	$101,306
Leasing commissions, net	14,962	13,231
Prepaid expenses	10,416	11,009
Lease inducements, net	7,332	7,894
Escrows	1,715	1,565
Interest rate swap	1,103	2,045
Notes receivable, net	324	370
Other	10,934	9,387
Total	$152,559	$146,807

Note 6. Debt

The following is a summary of debt as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Fixed interest mortgage notes (1)	$23,194	$59,776
Variable interest mortgage notes (2)	104,678	105,153
Total mortgage debt	127,872	164,929
$1.0 billion unsecured revolving credit facility due September 2025 (3)	—	193,000
$400 million unsecured term borrowing bearing fixed interest of 4.693%, due May 2028 (4)	400,000	—
$400 million senior unsecured notes bearing fixed interest of 4.30%, due March 2027	400,000	400,000
$350 million senior unsecured notes bearing fixed interest of 3.95%, due January 2028	350,000	350,000
$500 million senior unsecured notes bearing fixed interest of 2.625%, due November 2031	500,000	500,000
Senior unsecured notes (5)	135,000	150,000
$75 million senior unsecured notes bearing fixed interest of 4.09% to 4.24%, due August 2025 to 2027	75,000	75,000
Total principal	1,987,872	1,832,929
Unamortized deferred financing costs	(8,580)	(7,453)
Unamortized discounts	(6,255)	(7,359)
Total debt	$1,973,037	$1,818,117
(1)As of December 31, 2023, one fixed interest mortgage note bears interest of 4.63%, due in 2024, and is collateralized by one property with a net book value of $37.1 million. As of December 31, 2022, fixed interest mortgage notes bear interest from 3.33% to 4.63%, due in 2024, with a weighted average interest rate of 3.85% and the notes are collateralized by two properties with a net book value of $94.9 million. One mortgage bears interest at LIBOR + 1.90% and the Trust entered into a pay-fixed receive-variable interest rate swap, fixing the variable component at 1.43% as of December 31, 2022.
(2)Variable interest mortgage notes bear variable interest of SOFR plus 1.85% and PRIME for a weighted average interest rate of 7.29% as of December 31, 2023. Variable interest mortgage notes bear variable interest of SOFR plus 1.85% and LIBOR plus 2.75% for a weighted average interest rate of 6.20% as of December 31, 2022. The notes are due in 2026 and 2028 and collateralized by four properties with a net book value of $282.0 million as of December 31, 2023 and $295.5 million as of December 31, 2022.
(3)The unsecured revolving credit facility bears variable interest of SOFR plus 0.95%, inclusive of a 0.10% SOFR index adjustment, as of December 31, 2023 and LIBOR plus 0.85% as of December 31, 2022.
(4)The Company’s borrowings under the term loan feature of the Credit Agreement (as defined herein) bear interest at a rate equal to 1.10%, inclusive of a 0.10% SOFR index adjustment, plus Daily Simple SOFR as of December 31, 2023 based on the Company’s current credit rating. The Company entered into fixed-for-floating interest rate swaps for the full borrowing amount, fixing the SOFR component of this rate at 3.59%, and a current all-in fixed rate of 4.69%.
(5)As of December 31, 2023, $135.0 million senior unsecured notes bearing fixed interest of 4.43% to 4.74%, due January 2026 to 2031. As of December 31, 2022, $150.0 million senior unsecured notes bearing fixed interest of 4.03% to 4.74%, due January 2023 to 2031.

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

As of December 31, 2023, the borrower had investment grade ratings of BBB from S&P and Baa2 from Moody’s. As such, borrowings under the revolving credit facility of the Credit Agreement accrue interest on the outstanding principal at a rate of SOFR plus 0.95%, inclusive of a 0.10% SOFR index adjustment. The Credit Agreement includes a facility fee equal to 0.20% per annum, which is also determined by the borrower’s investment grade rating.

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

The Credit Agreement contains financial covenants that, among other things, require compliance with leverage and coverage ratios and maintenance of minimum tangible net worth, as well as covenants that may limit the Trust’s and the Operating Partnership’s ability to incur additional debt, grant liens, or make distributions. Subject to the restrictions in the Merger Agreement, the Company may voluntarily prepay any revolving or term loan under the Credit Agreement in whole or in part without premium or penalty. As of December 31, 2023, the Company was in compliance with all financial covenants related to the Credit Agreement.

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

As of December 31, 2023, the Company did not have any borrowings outstanding under its $1.0 billion unsecured revolving credit facility feature or the $500.0 million accordion feature of the Credit Agreement and had $400.0 million of borrowings outstanding under the term loan feature of the Credit Agreement.

Notes Payable

On January 7, 2016, the Operating Partnership issued and sold $150.0 million aggregate principal amount of senior notes (the “January 2016 Notes”), comprised of (i) $45.0 million aggregate principal amount of 4.43% Senior Notes, Series B, due January 7, 2026, (ii) $45.0 million aggregate principal amount of 4.57% Senior Notes, Series C, due January 7, 2028, (iii) $45.0 million aggregate principal amount of 4.74% Senior Notes, Series D, due January 7, 2031, and (iv) $15.0 million of 4.03% Senior Notes, Series A, which was paid off during the year ended December 31, 2023. On August 11, 2016, the note agreement for these notes was amended to make certain changes to its terms, including certain changes to affirmative covenants, negative covenants, and definitions contained therein. Interest on each respective series of the January 2016 Senior Notes is payable semi-annually.

On August 11, 2016, the Operating Partnership issued and sold $75.0 million aggregate principal amount of senior notes (the “August 2016 Notes”), comprised of (i) $25.0 million aggregate principal amount of 4.09% Senior Notes, Series A, due August 11, 2025, (ii) $25.0 million aggregate principal amount of 4.18% Senior Notes, Series B, due August 11, 2026, and (iii) $25.0 million aggregate principal amount of 4.24% Senior Notes, Series C, due August 11, 2027. Interest on each respective series of the August 2016 Senior Notes is payable semi-annually.

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

Certain properties have mortgage debt that contains financial covenants. As of December 31, 2023, the Trust was in compliance with all senior notes and mortgage debt financial covenants.

Scheduled principal payments due on debt as of December 31, 2023, are as follows (in thousands):

2024	$23,669
2025	25,476
2026	170,476
2027	425,476
2028	797,775
Thereafter	545,000
Total Payments	$1,987,872

As of December 31, 2023 and 2022, the Company had total consolidated indebtedness of approximately $2.0 billion and $1.8 billion, respectively. The weighted average interest rate on consolidated indebtedness was 4.07% as of December 31, 2023 (based on the 30-day SOFR rate of 5.38% and a PRIME rate of 8.50% as of December 31, 2023). As of December 31, 2023, we had approximately 5.0% and 0.2% of our outstanding long-term debt exposed to fluctuations in SOFR and PRIME, respectively. The weighted average interest rate on consolidated indebtedness was 3.98% as of December 31, 2022 (based on the 30-day LIBOR rate of 4.33% and a SOFR rate of 4.30% as of December 31, 2022).

Note 7. Derivatives

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. When specific hedge accounting criteria are not met, changes in a derivative’s fair value are recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of income if such derivatives do not qualify for, or the Company does not elect to apply for, hedge accounting. As a result of the Company’s adoption of ASU 2017-12 as of January 1, 2019, the change in the fair value of our derivatives designated and qualified as cash flow hedges are recorded in accumulated other comprehensive income on the consolidated balance sheets and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During the twelve months ended December 31, 2023, the Company de-designated an interest rate swap upon the repayment of the related debt instrument and reclassified the $1.8 million accumulated gain from other comprehensive income to earnings. This derivative instrument has a fair value of $1.1 million as of December 31, 2023, and is classified in other assets. Future changes in value on this derivative instrument, which matures on October 31, 2024, will be recorded directly in earnings.

As of December 31, 2023, the Company had three outstanding interest rate swaps designated as cash flow hedges of interest rate risk. See Note 2 (Summary of Significant Accounting Policies) for further discussion of our derivatives. In addition, the Company recognizes its share of other comprehensive income related to derivative instruments held by unconsolidated entities.

The following table summarizes the location and aggregate fair value of the interest rate swap on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

Derivative Instruments as of December 31, 2023	Maturity Date	Number of Instruments	Total Notional Amount	Interest Rate	Balance Sheet Location	Fair Value
Cash flow hedge interest rate swaps	5/24/2028	3	$400,000	3.59%	Accrued expenses and other liabilities	$(260)
Interest rate swap	10/31/2024	1	36,050	1.37%	Other assets	1,103

Derivative Instruments as of December 31, 2022	Maturity Date	Number of Instruments	Total Notional Amount	Interest Rate	Balance Sheet Location	Fair Value
Cash flow hedge interest rate swap	10/31/2024	1	$36,050	3.33%	Other assets	$2,045

The following tables provide a summary of the effect of interest rate swaps on the Company’s accompanying consolidated statements of income and comprehensive income for the twelve months ended December 31, 2023 and 2022, respectively (amounts in thousands):

Derivative Instruments as of December 31, 2023	Maturity Date	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Cash flow hedge interest rate swaps	5/24/2028	$(260)	Interest expense	$—
Interest rate swap	10/31/2024	—	Interest expense	1,763
Total		$(260)		$1,763

Derivative Instruments as of December 31, 2022	Maturity Date	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest rate swap	10/31/2024	$2,498	Interest expense	$—

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Prepaid rent	$25,303	$21,062
Real estate taxes payable	23,993	23,303
Accrued interest	18,196	18,196
Accrued expenses	9,935	7,920
Security deposits	4,660	4,338
Accrued incentive compensation	1,713	2,700
Tenant improvement allowances	1,688	1,831
Interest rate swap	260	—
Other	10,339	8,370
Total	$96,087	$87,720

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

Restricted Common Shares

Restricted common shares granted under the 2013 Plan are eligible for dividends as well as the right to vote. During 2021, the Trust granted a total of 224,163 restricted common shares with a total value of $3.9 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2022, the Trust granted a total of 247,579 restricted common shares with a total value of $4.1 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. During 2023, the Trust granted a total of 342,939 restricted common shares with a total value of $5.0 million to the Company’s officers and certain of its employees, which have a one-year vesting period for senior management award-recipients and a three-year vesting period for employee award-recipients. In January 2023, under the 2013 Plan, the Company granted restricted common shares to certain of its officers under a salary deferral program, part of which vests after one year, with the remainder vesting after two years.

The following is summary of the status of the Trust’s non-vested restricted common shares during 2023, 2022, and 2021:

	Common Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	215,822	$18.73
Granted	224,163	17.42
Vested	(185,968)	18.94
Forfeited	(6,570)	18.05
Non-vested at December 31, 2021	247,447	17.41
Granted	247,579	16.53
Vested	(213,572)	17.29
Forfeited	(8,556)	17.98
Non-vested at December 31, 2022	272,898	16.69
Granted	342,939	14.57
Vested	(239,602)	16.54
Forfeited	(2,277)	14.75
Non-vested at December 31, 2023	373,958	$14.85

For all service awards, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For the years ended December 31, 2023, 2022, and 2021 the Company recognized non-cash share compensation of $4.7 million, $3.9 million, and $3.7 million, respectively. Unrecognized compensation expense at December 31, 2023, 2022, and 2021 was $1.6 million, $1.4 million, and $1.4 million, respectively.

Restricted Share Units

Under the 2013 Plan, the Company granted 11,274, 7,800, and 13,343 restricted share units in January 2023, 2022 and 2021, respectively, to certain of its trustees in lieu of all or a portion of such trustee’s annual cash retainer. These units are subject to certain timing conditions and a one-year service period. Each restricted share unit contains one dividend equivalent. Each recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend. With respect to the performance and timing conditions of the January 2023, 2022 and 2021 grants, the grant date fair value of $14.47, $18.83, and $17.80 per unit, respectively, was based on the share price at the date of grant.

In March 2023, March 2022, and March 2021 under the Trust’s 2013 Plan, the Trust granted (i) restricted share units at a target level of 355,388, 299,019, and 265,275 respectively, to the Trust’s management, which are subject to certain performance and market conditions and three-year service periods and (ii) 62,586, 56,204, and 43,582 restricted share units, respectively, to the members of the Board of Trustees, which are subject to certain timing conditions and a two-year vesting period. Each restricted share unit contains one dividend equivalent. The recipient will accrue dividend equivalents on awarded share units equal to the cash dividend that would have been paid on the awarded share unit had the awarded share unit been an issued and outstanding common share on the record date for the dividend.

Approximately 30%, 30%, and 40% of the restricted share units issued to the Trust’s management in 2023, 2022, and 2021, respectively, vest based on certain market conditions. The market conditions were valued with the assistance of independent valuation specialists. The Company utilized a Monte Carlo simulation to calculate the weighted average grant date fair values of $18.71 in 2023, $30.17 in 2022, and $29.18 in 2021 per unit, respectively, using the following assumptions:

	2023	2022	2021
Volatility	23.4%	33.9%	33.3%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	2.8 years	2.8 years	2.8 years
Risk-free rate	4.70%	1.44%	0.25%
Stock price (per share)	$14.70	$16.37	$17.21

The remaining 70%, 70%, and 60% of the restricted share units issued to the Trust’s management in 2023, 2022, and 2021, respectively, vest based upon certain performance or timing conditions. With respect to the performance and timing conditions of the March 2023 grant issued to the Trust’s management, the grant date fair value of $14.70 per unit is based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2023 restricted share units issued to management is $15.90 per unit. With respect to the performance conditions of the March 2022 grant, the grant date fair value of $16.37 per unit is based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2022 restricted share units issued to management is $20.51 per unit. With respect to the performance conditions of the March 2021 grant, the grant date fair value of $17.21 per unit is based on the share price at the date of grant. The combined weighted average grant date fair value of the March 2021 restricted share units issued to management is $22.00 per unit.

The following is a summary of the activity in the Trust’s restricted share units during 2023, 2022, and 2021:

	Executive Awards			Trustee Awards
	Restricted Share Units		Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
December 31, 2020	964,139		$21.17	59,820	$18.81
Granted	265,275		22.00	56,925	17.35
Vested	(252,844)	(1)	16.58	(53,737)	18.38
Non-vested at December 31, 2021	976,570		22.59	63,008	17.85
Granted	299,019		20.51	64,004	16.67
Vested	(228,649)	(2)	25.27	(49,020)	18.30
Non-vested at December 31, 2022	1,046,940		21.41	77,992	16.60
Granted	355,388		15.90	73,860	14.66
Vested	(223,579)	(3)	24.36	(61,164)	16.32
Non-vested at December 31, 2023	1,178,749		$19.19	90,688	$15.22
(1)Restricted units vested by Company management in 2021 resulted in the issuance of 399,165 common shares, less 162,173 common shares withheld to cover minimum withholding tax obligations, for multiple employees.
(2)Restricted units vested by Company management in 2022 resulted in the issuance of 361,679 common shares, less 160,573 common shares withheld to cover minimum withholding tax obligations, for multiple employees.
(3)Restricted units vested by Company executives in 2023 resulted in the issuance of 652,851 common shares, less 290,380 common shares withheld to cover minimum withholding tax obligations, for multiple employees.

 The Company recognized $10.8 million, $11.7 million, and $11.2 million of non-cash share unit compensation expense for the years ended December 31, 2023, 2022, and 2021, respectively. Unrecognized compensation expense at December 31, 2023, 2022, and 2021 was $8.8 million, $10.0 million, and $12.0 million, respectively.

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

The Company’s derivative instruments as of December 31, 2023 consist of four interest rate swaps, of which three are designated as cash flow hedges of interest rate risk, as detailed in the Derivative Instruments section of Note 7 (Derivatives) and Note 2 (Summary of Significant Accounting Policies) of this report.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This generally includes assets subject to impairment. There were no assets measured at fair value as of December 31, 2023 and 2022.

The carrying amounts of cash and cash equivalents, tenant receivables, payables, and accrued interest are reasonable estimates of fair value because of the short-term maturities of these instruments. At December 31, 2023, cash equivalents includes a US Treasury Bill with an original maturity to the Company of approximately one week with a fair value based upon Level 1 inputs. Fair values for real estate loans receivable and mortgage debt are estimated based on rates currently prevailing for similar instruments of similar maturities and are based primarily on Level 2 inputs.

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash equivalents - US Treasuries	$149,060	$149,060	$—	$—
Real estate loans receivable, net	$98,277	$96,702	$104,973	$102,162
Derivative asset	$1,103	$1,103	$2,045	$2,045
Notes receivable, net	$324	$324	$370	$370
Liabilities:
Credit facility	$(400,000)	$(400,000)	$(193,000)	$(193,000)
Notes payable	$(1,460,000)	$(1,334,631)	$(1,475,000)	$(1,302,767)
Mortgage debt	$(127,872)	$(127,664)	$(164,929)	$(163,129)
Derivative liabilities	$(260)	$(260)	$—	$—

Note 11. Tenant Operating Leases

The Company is a lessor of outpatient medical facilities and other health care facilities. Leases have expirations from 2024 through 2042. As of December 31, 2023, the future minimum rental payments on non-cancelable leases, exclusive of expense recoveries, were as follows (in thousands):

2024	$367,377
2025	352,182
2026	296,359
2027	244,764
2028	208,242
Thereafter	657,911
Total	$2,126,835

The following presents rental and related revenues for the years ended 2023, 2022, and 2021, of which expense recoveries represent our variable lease payments (in thousands):

	2023	2022	2021
Rental revenues	$376,762	$371,727	$328,144
Expense recoveries	151,331	143,646	112,054
Rental and related revenues	$528,093	$515,373	$440,198

Note 12. Rent Expense

The Company leases the rights to parking structures at two of its properties, the air in which one property occupies, and the land upon which 97 of its properties are located from third party landowners pursuant to separate leases. In addition, the Company has eleven corporate leases, primarily for office space.

The Company’s leases include both fixed and variable rental payments and may also include escalation clauses and renewal options. These leases have terms of up to 91 years remaining, excluding extension options, with a weighted average remaining term of 43 years.

Effective January 1, 2019, the Company adopted ASC 842, Leases which requires the operating leases mentioned above to be included in right-of-use lease assets, net on the Company’s December 31, 2023 and 2022 consolidated balance sheets, which represents the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make the lease payments are included in lease liabilities on the Company’s December 31, 2023 and 2022 consolidated balance sheets. As of December 31, 2023, total right-of-use assets and operating lease liabilities, net of accumulated amortization, were approximately $226.8 million and $104.8 million, respectively. The Company has entered into various short-term operating leases, primarily for office spaces, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheets.

At the inception of a new lease, the Company establishes an operating lease asset and operating lease liability calculated as the present value of future minimum lease payments. As the Company’s leases do not provide an implicit rate, the Company calculates a discount rate that approximates the Company’s incremental borrowing rate available at lease commencement to determine the present value of future minimum lease payments. The approximated weighted average discount rate was 4.4% as of December 31, 2023. There are no operating leases that have not yet commenced that would have a significant impact on the Company’s consolidated balance sheets.

As of December 31, 2023, the future minimum lease obligations under non-cancelable parking, air, ground, and corporate leases were as follows (in thousands):

2024	$5,166
2025	5,179
2026	5,168
2027	5,182
2028	5,209
Thereafter	243,320
Total undiscounted lease payments	$269,224
Less: Interest	(164,380)
Present value of lease liabilities	$104,844

During the years ended December 31, 2023 and 2022, operating lease expense totaled $4.7 million and $4.6 million, respectively, substantially all of which represented fixed lease payments.

Note 13. Credit Concentration

The Company uses annualized base rent (“ABR”) as its credit concentration metric. ABR is calculated by multiplying contractual base rent for the month ended December 31, 2023 by 12, excluding the impact of concessions and straight-line rent. The following table summarizes certain information about the Company’s top five tenant credit concentrations as of December 31, 2023 (in thousands):

Tenant	Total ABR	Percent of ABR
CommonSpirit - CHI - Nebraska	$18,667	5.1%
Northside Hospital	16,953	4.6%
UofL Health - Louisville, Inc.	14,987	4.1%
US Oncology	10,925	3.0%
HonorHealth	10,244	2.8%
Remaining portfolio	297,302	80.4%
Total	$369,078	100.0%

ABR collected from the Company’s top five tenant relationships comprises 19.6% of its total ABR as of December 31, 2023. Total ABR from CommonSpirit Health affiliated tenants totals 14.9%, including the affiliates disclosed above.

The following table summarizes certain information about the Company’s top five geographic concentrations as of December 31, 2023 (in thousands):

State	Total ABR	Percent of ABR
Texas	$49,329	13.4%
Georgia	27,676	7.5%
Florida	24,756	6.7%
Indiana	23,580	6.4%
Arizona	21,286	5.8%
Other	222,451	60.2%
Total	$369,078	100.0%

Note 14. Earnings Per Share

The following table shows the amounts used in computing the Trust’s basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator for earnings per share - basic:
Net income	$43,767	$110,036	$86,783
Net income attributable to noncontrolling interests:
Operating Partnership	(1,722)	(5,240)	(2,211)
Partially owned properties	(169)	(430)	(607)
Preferred distributions	—	—	(13)
Numerator for earnings per share - basic:	$41,876	$104,366	$83,952
Numerator for earnings per share - diluted:
Numerator for earnings per share - basic:	41,876	104,366	83,952
Operating Partnership net income	1,722	5,240	2,211
Numerator for earnings per share - diluted	$43,598	$109,606	$86,163
Denominator for earnings per share - basic and diluted:
Weighted average number of shares outstanding - basic	238,216,847	226,598,474	216,135,385
Effect of dilutive securities:
Noncontrolling interest - Operating Partnership units	9,827,483	11,402,684	5,693,333
Restricted common shares	146,239	116,825	113,438
Restricted share units	1,154,144	1,492,302	1,118,400
Denominator for earnings per share - diluted	249,344,713	239,610,285	223,060,556
Earnings per share - basic	$0.18	$0.46	$0.39
Earnings per share - diluted	$0.17	$0.46	$0.39

Note 15. Commitments and Contingencies

Litigation Relating to the Mergers

As of February 21, 2024, four purported holders of the Trust’s common shares have filed complaints against the Company and/or the members of the Company’s Board of Trustees, captioned: Mark Frascarelli, et al. v. Physicians Realty Trust, et al. (United States District Court for the Southern District of New York - Case No. 1:24-cv-00047); Gerhard Kramer v. Physicians Realty Trust, et al. (Circuit Court for the City of Baltimore, Maryland – Case No. 24C24000330); Nassim Abd v. Physicians Realty Trust, et al. (United States District Court for the Southern District of New York – Case No. 1:24-cv-00343); and Jose Faustino v. Physicians Realty Trust, et al. (United States District Court for the Southern District of New York - Case No. 1:24-cv-00538). In addition, the Company was named as a defendant in a complaint filed by a purported shareholder of Healthpeak, captioned Dean Drulias v. Brinker, et al. (Colo. Dist. Ct. Denver County – Case No. 2024CV30251) (collectively, the “Actions”). In general, the plaintiffs in the Actions who purport to be holders of the Trust’s common shares alleged in their complaints that the Company and its Trustees named as defendants violated the U.S. federal securities laws or their duties under Maryland law as trustees by allegedly omitting or misstating material information in the proxy statement filed with the SEC on January 11, 2024, with respect to the special meeting of the Trust’s shareholders held on February 21, 2024, which was called to approve, among other things, the Company Merger (the “Proxy Statement”). The plaintiffs assert that these misstatements or omissions rendered the Proxy Statement materially deficient. Further, the plaintiff who purports to be a Healthpeak shareholder alleged that the Company aided and abetted fiduciary breaches by Healthpeak's board of directors. The plaintiffs in the Actions have sought various forms of relief, including among other things to enjoin the Company from proceeding with or consummating the Mergers unless and until the defendants disclose the allegedly omitted or misstated material information.

In addition to the Actions, certain purported Trust shareholders have delivered demand letters (the “Demand Letters,” and together with the Actions, the “Matters”) alleging similar claims based on purported misstatements and/or omissions regarding the disclosures made in the Proxy Statement.

The Company believes that the Matters are without merit. The Company denies that any further disclosure beyond that already contained in the Proxy Statement is required under applicable law. Nonetheless, to avoid the risk that the Matters may delay or otherwise adversely affect the consummation of the Mergers and to minimize the expense of defending the Matters, and without admitting any liability or wrongdoing, the Company has voluntarily made certain supplemental disclosures in its Current Report on Form 8-K filed with the SEC on February 8, 2024 (the “Supplemental Disclosures”). In connection with the Supplemental Disclosure and the Current Report on Form 8-K filed by Healthpeak pursuant to Rule 425 under the Securities Act on February 8, 2024, the Drulias Action was resolved and voluntarily dismissed. It is possible that additional complaints may be filed in connection with the Mergers, the complaints in the Actions may be amended, or additional demand letters may be delivered. The Company cannot predict the outcome of any of these proceedings or reasonably estimate any potential loss at this time.

Note 16. Subsequent Events

On February 9, 2024, the Trust and the Operating Partnership entered into amendments to the note agreements governing the January 2016 Notes and the August 2016 Notes. The amendments to each of the note agreements shortened the time period for delivering the notice required to redeem the January 2016 Notes and the August 2016 Notes in connection with the Mergers. On February 21, 2024, the Company delivered a notice of redemption to the respective noteholders with its intent to redeem the January 2016 Notes and the August 2016 Notes, respectively, in connection with the closing of the Mergers.

On February 12, 2024, Healthpeak announced that, in connection with the Mergers, Healthpeak and Healthpeak OP had commenced a consent solicitation of the holders of the 4.30% Senior Notes which will mature on March 15, 2027, 3.95% Senior Notes which will mature on January 15, 2028 and 2.625% Senior Notes which will mature on November 1, 2031 (collectively, the “DOC Notes”) issued by the Operating Partnership to certain proposed amendments to the supplemental indentures to the senior indenture (each an “Indenture”) under which the DOC Notes were issued and to offer a guarantee from each of Healthpeak and Healthpeak OP of the DOC Notes and a cash payment in respect of consents delivered in the consent solicitation.

Healthpeak and Healthpeak OP are soliciting the consent of the holders of each series of DOC Notes as of the record date of 5:00 p.m., New York City time, on February 9, 2024. In order to adopt the proposed amendments to an Indenture with respect to a series of DOC Notes, consents must be received from holders as of the record date of the DOC Notes in respect of at least a majority in aggregate principal amount of such series of DOC Notes outstanding under such Indenture (the “Required Consents”). If the Required Consents are obtained with respect to an Indenture and the Mergers are completed, (i) each of the Healthpeak and Healthpeak OP will issue an unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the DOC Notes under such DOC Notes and such Indenture and any other amounts due pursuant to such Indenture and (ii) Healthpeak will make a payment equal to $1.00 for each $1,000 principal amount of DOC Notes to the holders of DOC Notes under such Indenture who provide valid and unrevoked consents prior to the Expiration Time (as defined below). The expiration time of the consent solicitation and offers to guarantee is 5:00 p.m., New York City time, on February 26, 2024, unless extended by the Company in its sole discretion (such time and date, as it may be extended, the “Expiration Time”). Consents delivered may be validly revoked at any time at or prior to the earlier of (i) the Expiration Time and (ii) the time at which the Required Consents have been received.

The proposed amendments would amend the following sections contained in the Indentures: (i) the limitation on incurrence of total debt, limitation on incurrence of secured debt, debt service coverage test for incurrence, maintenance of unencumbered assets and insurance covenants would be conformed to the corresponding covenants in Healthpeak’s and Healthpeak OP’s existing indentures, (ii) the maintenance of properties covenant, which is not contained in Healthpeak’s and Healthpeak OP’s existing indentures, would be eliminated from the Indentures, (iii) the financial reporting covenant would be amended to replace the Operating Partnership’s reporting obligations with Healthpeak’s reporting obligations and (iv) the events of default section would be conformed to the corresponding events of default section in Healthpeak’s and Healthpeak OP’s existing indentures.

On February 21, 2024, our shareholders voted on and approved the merger with Healthpeak. The Mergers are expected to close on or about March 1, 2024.

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Del Sol Medical Center Outpatient Medical Facility	El Paso, TX	$—	$860	$2,866	$1,036	$860	$3,902	$4,762	$(2,788)	1987	8/24/2006	21
MeadowView Professional	Kingsport, TN	—	2,270	11,344	3,248	2,270	14,592	16,862	(6,630)	2005	5/10/2007	30
Firehouse Square	Milwaukee, WI	—	1,120	2,768	10	1,120	2,778	3,898	(1,518)	2002	8/15/2007	30
Valley West Hospital Outpatient Medical Facility	Chicago, IL	—	—	6,275	815	—	7,090	7,090	(3,776)	2007	11/1/2007	30
Mid Coast Hospital Outpatient Medical Facility	Portland, ME	4,678	—	11,247	503	—	11,750	11,750	(6,033)	2008	5/1/2008	42
Arrowhead Commons	Phoenix, AZ	—	740	2,551	764	740	3,315	4,055	(1,346)	2004	5/31/2008	46
Remington Medical Commons	Chicago, IL	—	895	6,499	1,555	895	8,054	8,949	(4,056)	2008	6/1/2008	30
Aurora Outpatient Medical Facility - Shawano	Green Bay, WI	—	500	1,566	—	500	1,566	2,066	(431)	2010	4/15/2010	50
East El Paso Physicians Medical Center	El Paso, TX	—	710	4,500	1,313	710	5,813	6,523	(1,452)	2004	8/30/2013	35
Crescent City Surgical Centre	New Orleans, LA	—	—	34,208	—	—	34,208	34,208	(7,305)	2010	9/30/2013	48
Foundation Surgical Affiliates Medical Building	Oklahoma City, OK	—	1,300	12,724	259	1,300	12,983	14,283	(3,118)	2004	9/30/2013	43
Eastwind Surgical Center	Columbus, OH	—	981	7,620	142	981	7,762	8,743	(1,773)	2007	11/27/2013	44
Foundation Surgical Hospital of San Antonio	San Antonio, TX	—	2,230	23,346	112	2,230	23,458	25,688	(7,491)	2007	2/19/2014	35
21st Century Radiation Oncology - Sarasota	Sarasota, FL	—	633	6,557	67	633	6,624	7,257	(2,475)	1975	2/26/2014	27
21st Century Radiation Oncology - Venice	Venice, FL	—	814	2,952	—	814	2,952	3,766	(935)	1987	2/26/2014	35
21st Century Radiation Oncology - Englewood	Englewood, FL	—	350	1,878	163	350	2,041	2,391	(540)	1992	2/26/2014	38
Foundation Healthplex of San Antonio	San Antonio, TX	—	911	4,189	133	911	4,322	5,233	(1,241)	2007	2/28/2014	35
Peachtree Dunwoody Medical Center	Atlanta, GA	—	—	52,481	3,399	—	55,880	55,880	(19,903)	1987	2/28/2014	25
Pinnacle Health Medical Building - Wormleysburg	Harrisburg, PA	—	795	4,601	31	795	4,632	5,427	(1,919)	1990	4/22/2014	25
Pinnacle Health Medical Building - Carlisle	Carlisle, PA	—	424	2,232	—	424	2,232	2,656	(672)	2002	4/22/2014	35
South Bend Orthopaedics Outpatient Medical Facility	Mishawaka, IN	—	2,418	11,355	—	2,418	11,355	13,773	(3,150)	2007	4/30/2014	40
Grenada Medical Complex	Grenada, MS	—	185	5,820	449	185	6,269	6,454	(2,476)	1975	4/30/2014	30
Mississippi Sports Medicine & Orthopedics	Jackson, MS	—	1,272	14,177	626	1,272	14,803	16,075	(4,463)	1987	5/23/2014	35
Carmel Medical Pavilion	Carmel, IN	—	—	3,917	693	—	4,610	4,610	(1,694)	1993	5/28/2014	25
Renaissance ASC	Oshkosh, WI	—	228	7,658	61	228	7,719	7,947	(1,903)	2007	6/30/2014	40
Summit Urology	Bloomington, IN	—	125	4,792	—	125	4,792	4,917	(1,556)	1996	6/30/2014	30
IU Health - 500 Landmark	Bloomington, IN	—	627	3,549	36	627	3,585	4,212	(1,003)	2000	7/1/2014	35
IU Health - 550 Landmark	Bloomington, IN	—	2,717	15,224	—	2,717	15,224	17,941	(4,305)	2000	7/1/2014	35
IU Health - 574 Landmark	Bloomington, IN	—	418	1,493	26	418	1,519	1,937	(436)	2004	7/1/2014	35
Carlisle II Outpatient Medical Facility	Carlisle, PA	—	412	3,962	96	412	4,058	4,470	(886)	1996	7/25/2014	45
Surgical Institute of Monroe	Monroe, MI	—	410	5,743	—	410	5,743	6,153	(1,817)	2010	7/28/2014	35
Oaks Medical Building	Lady Lake, FL	—	1,065	8,642	148	1,065	8,790	9,855	(1,992)	2011	7/31/2014	42
Mansfield ASC	Mansfield, TX	—	1,491	6,471	23	1,491	6,494	7,985	(1,449)	2010	9/2/2014	46
Eye Center of Southern Indiana	Bloomington, IN	—	910	11,477	—	910	11,477	12,387	(3,174)	1995	9/5/2014	35
Zangmeister Cancer Center	Columbus, OH	—	1,610	31,120	499	1,610	31,619	33,229	(7,584)	2007	9/30/2014	40
Orthopedic One - Columbus	Columbus, OH	—	—	16,234	84	—	16,318	16,318	(3,737)	2009	9/30/2014	45
Orthopedic One - Westerville	Columbus, OH	—	362	3,944	55	362	3,999	4,361	(939)	2007	9/30/2014	43
South Point Medical Center	Columbus, OH	—	—	5,950	358	—	6,308	6,308	(1,674)	2007	9/30/2014	38
3100 Lee Trevino Drive	El Paso, TX	—	2,294	11,316	1,842	2,294	13,158	15,452	(4,302)	1983	9/30/2014	30
1755 Curie	El Paso, TX	—	2,283	24,543	3,432	2,283	27,975	30,258	(9,152)	1970	9/30/2014	30
9999 Kenworthy	El Paso, TX	—	728	2,178	674	728	2,852	3,580	(933)	1983	9/30/2014	35
32 Northeast Outpatient Medical Facility	Harrisburg, PA	—	408	3,232	394	408	3,626	4,034	(1,079)	1994	10/29/2014	33
4518 Union Deposit Outpatient Medical Facility	Harrisburg, PA	—	617	7,305	44	617	7,349	7,966	(2,335)	2000	10/29/2014	31
4520 Union Deposit Outpatient Medical Facility	Harrisburg, PA	—	169	2,055	432	169	2,487	2,656	(810)	1997	10/29/2014	28
240 Grandview Outpatient Medical Facility	Harrisburg, PA	—	321	4,242	269	321	4,511	4,832	(1,237)	1980	10/29/2014	35
Middletown Medical - Maltese	Middletown, NY	—	670	9,921	37	670	9,958	10,628	(2,679)	1988	11/28/2014	35
Middletown Medical - Edgewater	Middletown, NY	—	200	2,966	11	200	2,977	3,177	(801)	1992	11/28/2014	35
Napoleon Outpatient Medical Facility	New Orleans, LA	—	1,202	7,412	7,366	1,202	14,778	15,980	(3,654)	1974	12/19/2014	25
West Tennessee ASC	Jackson, TN	—	1,661	2,960	7,116	1,661	10,076	11,737	(2,738)	1991	12/30/2014	44

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Southdale Place	Edina MN	—	504	10,006	3,596	504	13,602	14,106	(4,808)	1979	1/22/2015	24
Crystal Outpatient Medical Facility	Crystal, MN	—	945	11,862	268	945	12,130	13,075	(2,540)	2012	1/22/2015	47
Savage Outpatient Medical Facility	Savage, MN	—	1,281	10,021	503	1,281	10,524	11,805	(2,340)	2011	1/22/2015	48
Dell Outpatient Medical Facility	Chanhassen, MN	—	800	4,520	400	800	4,920	5,720	(1,177)	2008	1/22/2015	43
Methodist Sports	Greenwood, IN	—	1,050	8,556	—	1,050	8,556	9,606	(2,429)	2008	1/28/2015	33
Vadnais Heights Outpatient Medical Facility	Vadnais Heights, MN	—	2,751	12,233	2,965	2,751	15,198	17,949	(2,928)	2013	1/29/2015	43
Minnetonka Outpatient Medical Facility	Minnetonka, MN	—	1,770	19,797	174	1,770	19,971	21,741	(4,478)	2014	2/5/2015	49
Jamestown	Jamestown, ND	—	656	9,440	477	656	9,917	10,573	(2,567)	2013	2/5/2015	43
Indiana American 3	Greenwood, IN	—	862	6,901	2,746	862	9,647	10,509	(2,724)	2008	2/13/2015	38
Indiana American 2	Greenwood, IN	—	741	1,846	943	741	2,789	3,530	(1,052)	2001	2/13/2015	31
Indiana American 4	Greenwood, IN	—	771	1,928	364	771	2,292	3,063	(873)	2001	2/13/2015	31
8920 Southpointe	Indianapolis, IN	—	563	1,741	941	563	2,682	3,245	(1,271)	1993	2/13/2015	27
Minnesota Eye Outpatient Medical Facility	Minnetonka, MN	—	1,143	7,470	—	1,143	7,470	8,613	(1,748)	2014	2/17/2015	44
Baylor Cancer Center- Carrollton	Dallas, TX	—	855	6,007	104	855	6,111	6,966	(1,357)	2001	2/27/2015	43
Bridgeport Medical Center	Lakewood, WA	—	1,397	10,435	1,006	1,397	11,441	12,838	(3,180)	2004	2/27/2015	35
Renaissance Office Building	Milwaukee, WI	—	1,379	4,182	8,637	1,379	12,819	14,198	(5,684)	1896	3/27/2015	15
Calkins 125	Rochester, NY	—	534	10,164	1,257	534	11,421	11,955	(3,326)	1997	3/31/2015	32
Calkins 200	Rochester, NY	—	210	3,317	75	210	3,392	3,602	(977)	2000	3/31/2015	38
Calkins 300	Rochester, NY	—	372	6,645	670	372	7,315	7,687	(1,753)	2002	3/31/2015	39
Calkins 400	Rochester, NY	—	353	8,226	872	353	9,098	9,451	(2,253)	2007	3/31/2015	39
Calkins 500	Rochester, NY	—	282	7,074	418	282	7,492	7,774	(1,873)	2008	3/31/2015	41
Premier Surgery Center of Louisville	Louisville, KY	—	1,106	5,437	—	1,106	5,437	6,543	(1,189)	2013	4/10/2015	43
Baton Rouge Surgery Center	Baton Rouge, LA	—	711	7,720	51	711	7,771	8,482	(2,036)	2003	4/15/2015	35
Healthpark Surgery Center	Grand Blanc, MI	—	—	17,624	307	—	17,931	17,931	(4,730)	2006	4/30/2015	36
University of Michigan Center for Specialty Care	Livonia, MI	—	2,200	8,627	359	2,200	8,986	11,186	(2,756)	1988	5/29/2015	30
Coon Rapids Medical Center	Coon Rapids, MN	—	607	5,857	762	607	6,619	7,226	(1,764)	2007	6/1/2015	35
Premier RPM	Bloomington, IN	—	942	10,537	—	942	10,537	11,479	(2,425)	2008	6/5/2015	39
Palm Beach ASC	Palm Beach, FL	—	2,576	7,675	—	2,576	7,675	10,251	(1,723)	2003	6/26/2015	40
Hillside Medical Center	Hanover, PA	—	812	13,217	414	812	13,631	14,443	(3,580)	2003	6/30/2015	35
Randall Road Outpatient Medical Facility	Elgin, IL	—	1,124	15,404	1,973	1,124	17,377	18,501	(3,902)	2006	6/30/2015	38
JFK Medical Center Medical Building	Atlantis, FL	—	—	7,560	6	—	7,566	7,566	(1,886)	2002	7/24/2015	37
Grove City Health Center	Grove City, OH	—	1,363	8,516	224	1,363	8,740	10,103	(2,228)	2001	7/31/2015	37
Trios Health Outpatient Medical Facility	Kennewick, WA	—	1,492	55,178	3,795	1,492	58,973	60,465	(11,252)	2015	7/31/2015	45
Abrazo Scottsdale Outpatient Medical Facility	Phoenix, AZ	—	—	25,893	1,627	—	27,520	27,520	(5,991)	2004	8/14/2015	43
Avondale Outpatient Medical Facility	Avondale, AZ	—	2,694	18,108	1,027	2,694	19,135	21,829	(3,783)	2006	8/19/2015	45
Palm Valley Outpatient Medical Facility	Goodyear, AZ	—	2,666	28,655	1,706	2,666	30,361	33,027	(6,359)	2006	8/19/2015	43
North Mountain Outpatient Medical Facility	Phoenix, AZ	—	—	42,877	4,455	—	47,332	47,332	(9,607)	2008	8/31/2015	47
Katy Medical Complex	Katy, TX	—	822	6,797	222	822	7,019	7,841	(1,590)	2005	9/1/2015	39
Katy Medical Complex Surgery Center	Katy, TX	—	1,560	25,601	564	1,560	26,165	27,725	(5,725)	2006	9/1/2015	40
New Albany Medical Center	New Albany, OH	—	1,600	8,505	2,690	1,600	11,195	12,795	(2,974)	2005	9/9/2015	37
Fountain Hills Medical Campus	Fountain Hills, AZ	—	2,593	7,635	1,077	2,593	8,712	11,305	(2,108)	1995	9/30/2015	39
Fairhope Outpatient Medical Facility	Fairhope, AL	—	1,669	5,227	1,675	1,669	6,902	8,571	(1,882)	2005	10/13/2015	38
Foley Outpatient Medical Facility	Foley, AL	—	365	732	—	365	732	1,097	(176)	1997	10/13/2015	40
Foley Venture	Foley, AL	—	420	1,118	339	420	1,457	1,877	(485)	2002	10/13/2015	38
North Okaloosa Outpatient Medical Facility	Crestview, FL	—	190	1,010	—	190	1,010	1,200	(223)	2005	10/13/2015	41
Commons on North Davis	Pensacola, FL	—	380	1,237	15	380	1,252	1,632	(276)	2009	10/13/2015	41
Sorrento Road Outpatient Medical Facility	Pensacola, FL	—	170	894	5	170	899	1,069	(202)	2010	10/13/2015	41
Panama City Beach Outpatient Medical Facility	Panama City, FL	—	—	739	50	—	789	789	(161)	2012	10/13/2015	42
Perdido Medical Park	Pensacola, FL	—	100	1,147	—	100	1,147	1,247	(253)	2010	10/13/2015	41
Ft. Walton Beach Outpatient Medical Facility	Ft. Walton Beach, FL	—	230	914	—	230	914	1,144	(231)	1979	10/13/2015	35
Panama City Outpatient Medical Facility	Panama City, FL	—	—	661	39	—	700	700	(178)	2003	10/13/2015	38

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Pensacola Outpatient Medical Facility	Pensacola, FL	—	220	1,685	78	220	1,763	1,983	(395)	2001	10/13/2015	39
Arete Surgical Center	Johnstown, CO	—	399	6,667	—	399	6,667	7,066	(1,270)	2013	10/19/2015	45
Cambridge Professional Center	Waldorf, MD	—	590	8,520	1,042	590	9,562	10,152	(2,451)	1999	10/30/2015	35
HonorHealth - 44th Street Outpatient Medical Facility	Phoenix, AZ	—	515	3,884	1,354	515	5,238	5,753	(1,862)	1988	11/13/2015	28
Mercy Medical Center	Fenton, MO	—	1,201	6,778	754	1,201	7,532	8,733	(1,591)	1999	12/1/2015	40
8 C1TY Blvd	Nashville, TN	—	1,555	39,713	676	1,555	40,389	41,944	(7,255)	2015	12/17/2015	45
Treasure Coast Center for Surgery	Stuart, FL	—	380	5,064	70	380	5,134	5,514	(995)	2013	2/1/2016	42
Park Nicollet Clinic	Chanhassen, MN	—	1,941	14,555	182	1,941	14,737	16,678	(3,151)	2005	2/8/2016	40
HEB Cancer Center	Bedford, TX	—	—	11,839	11	—	11,850	11,850	(2,264)	2014	2/12/2016	44
Riverview Medical Center	Lancaster, OH	—	1,313	10,243	1,512	1,313	11,755	13,068	(3,036)	1997	2/26/2016	33
St. Luke's Cornwall Outpatient Medical Facility	Cornwall, NY	—	—	13,017	193	—	13,210	13,210	(3,176)	2006	2/26/2016	35
HonorHealth - Glendale	Glendale, AZ	—	1,770	8,089	—	1,770	8,089	9,859	(1,505)	2015	3/15/2016	45
Columbia Outpatient Medical Facility	Hudson, NY	—	—	16,550	47	—	16,597	16,597	(3,718)	2006	3/21/2016	35
St Vincent POB 1	Birmingham, AL	—	—	10,172	837	—	11,009	11,009	(5,836)	1975	3/23/2016	15
Emerson Medical Building	Creve Coeur, MO	—	1,590	9,853	341	1,590	10,194	11,784	(2,443)	1989	3/24/2016	35
Eye Associates of NM - Santa Fe	Santa Fe, NM	—	900	6,604	40	900	6,644	7,544	(1,564)	2002	3/31/2016	35
Eye Associates of NM - Albuquerque	Albuquerque, NM	—	1,020	7,832	13	1,020	7,845	8,865	(1,653)	2007	3/31/2016	40
Gardendale Surgery Center	Gardendale, AL	—	200	5,732	—	200	5,732	5,932	(1,108)	2011	4/11/2016	42
M Health Fairview - Curve Crest	Stillwater, MN	—	409	3,279	23	409	3,302	3,711	(655)	2011	4/14/2016	43
M Health Fairview - Victor Gardens	Hugo, MN	—	572	4,400	395	572	4,795	5,367	(954)	2008	4/14/2016	41
Cardwell Professional Building	Lufkin, TX	—	—	8,348	704	—	9,052	9,052	(1,848)	1999	5/11/2016	42
Dacono Neighborhood Health Clinic	Dacono, CO	—	2,258	2,911	20	2,258	2,931	5,189	(804)	2014	5/11/2016	44
Grand Island Specialty Clinic	Grand Island, NE	—	102	2,802	202	102	3,004	3,106	(677)	1978	5/11/2016	42
Hot Springs Village Medical Building	Hot Springs Village, AR	—	305	3,309	151	305	3,460	3,765	(1,007)	1988	5/11/2016	30
UofL Health - East	Louisville, KY	—	—	81,248	809	—	82,057	82,057	(14,732)	2003	5/11/2016	45
UofL Health - South	Shepherdsville, KY	—	—	15,861	9,391	—	25,252	25,252	(3,701)	2005	5/11/2016	39
UofL Health - Plaza I	Louisville, KY	—	—	8,808	745	—	9,553	9,553	(2,301)	1970	5/11/2016	35
UofL Health - Plaza II	Louisville, KY	—	—	5,216	2,736	—	7,952	7,952	(3,237)	1964	5/11/2016	15
UofL Health - OCC	Louisville, KY	—	—	35,703	2,492	—	38,195	38,195	(8,573)	1985	5/11/2016	34
Lexington Surgery Center	Lexington, KY	—	1,229	18,914	675	1,229	19,589	20,818	(5,141)	2000	5/11/2016	30
Medical Arts Pavilion	Lufkin, TX	—	—	6,215	1,256	—	7,471	7,471	(1,987)	2004	5/11/2016	33
Memorial Outpatient Therapy Center	Lufkin, TX	—	—	4,808	100	—	4,908	4,908	(960)	1990	5/11/2016	45
Midlands Two Professional Center	Papillion, NE	—	—	587	1,159	—	1,746	1,746	(911)	1976	5/11/2016	5
Parkview Outpatient Medical Facility	Little Rock, AR	—	705	4,343	76	705	4,419	5,124	(1,095)	1988	5/11/2016	35
Peak One ASC	Frisco, CO	—	—	5,763	317	—	6,080	6,080	(1,173)	2006	5/11/2016	44
Physicians Medical Center	Tacoma, WA	—	—	5,862	3,289	—	9,151	9,151	(2,295)	1977	5/11/2016	27
St. Alexius - Minot Medical Plaza	Minot, ND	—	—	26,078	214	—	26,292	26,292	(4,752)	2015	5/11/2016	49
St. Clare Medical Pavilion	Lakewood, WA	—	—	9,005	678	—	9,683	9,683	(2,581)	1989	5/11/2016	33
St. Joseph Medical Pavilion	Tacoma, WA	—	—	11,497	1,088	—	12,585	12,585	(2,864)	1989	5/11/2016	35
St. Joseph Office Park	Lexington, KY	—	3,722	12,675	5,432	3,722	18,107	21,829	(8,673)	1992	5/11/2016	14
UofL Health - Mary & Elizabeth MOB II	Louisville, KY	—	—	5,587	747	—	6,334	6,334	(1,389)	1979	5/11/2016	34
UofL Health - Mary & Elizabeth MOB III	Louisville, KY	—	—	383	558	—	941	941	(610)	1974	5/11/2016	2
Thornton Neighborhood Health Clinic	Thornton, CO	—	1,609	2,287	1,679	1,609	3,966	5,575	(1,436)	2014	5/11/2016	43
St. Francis Outpatient Medical Facility	Federal Way, WA	—	—	12,817	255	—	13,072	13,072	(2,980)	1987	6/2/2016	38
Children's Wisconsin - Brookfield	Milwaukee, WI	—	476	4,897	—	476	4,897	5,373	(942)	2016	6/3/2016	45
UofL Health - South Medical Building	Shepherdsville, KY	—	27	3,827	30	27	3,857	3,884	(738)	2006	6/8/2016	40
Good Samaritan North Annex Building	Kearney, NE	—	—	2,734	—	—	2,734	2,734	(619)	1984	6/28/2016	37
NE Heart Institute Medical Building	Lincoln, NE	—	—	19,738	199	—	19,937	19,937	(3,199)	2004	6/28/2016	47
St. Vincent West Outpatient Medical Facility	Little Rock, AR	—	—	13,453	—	—	13,453	13,453	(2,237)	2012	6/29/2016	49
Meridan	Englewood, CO	—	1,608	15,774	137	1,608	15,911	17,519	(3,627)	2002	6/29/2016	38
UofL Health - Mary & Elizabeth MOB I	Louisville, KY	—	—	8,774	1,424	—	10,198	10,198	(2,976)	1991	6/29/2016	25
St. Alexius - Medical Arts Pavilion	Bismarck, ND	—	—	12,902	1,246	—	14,148	14,148	(3,278)	1974	6/29/2016	32
St. Alexius - Mandan Clinic	Mandan, ND	—	708	7,700	363	708	8,063	8,771	(1,573)	2014	6/29/2016	43

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
St. Alexius - Orthopaedic Center	Bismarck, ND	—	—	13,881	1,240	—	15,121	15,121	(3,078)	1997	6/29/2016	39
St. Alexius - Rehab Center	Bismarck, ND	—	—	5,920	641	—	6,561	6,561	(2,027)	1997	6/29/2016	25
St. Alexius - Tech & Ed	Bismarck, ND	—	—	16,688	715	—	17,403	17,403	(3,479)	2011	6/29/2016	38
Good Samaritan Medical Building	Kearney, NE	—	—	24,154	3,141	—	27,295	27,295	(4,630)	1999	6/29/2016	45
Lakeside Two Professional Center	Omaha, NE	—	—	13,358	2,935	—	16,293	16,293	(3,102)	2000	6/29/2016	38
Lakeside Wellness Center	Omaha, NE	—	—	10,177	438	—	10,615	10,615	(2,137)	2000	6/29/2016	39
McAuley Center	Omaha, NE	—	1,427	17,020	1,280	1,427	18,300	19,727	(4,819)	1988	6/29/2016	30
Memorial Health Center	Grand Island, NE	—	—	33,967	3,492	—	37,459	37,459	(8,165)	1955	6/29/2016	35
Missionary Ridge Outpatient Medical Facility	Chattanooga, TN	—	—	7,223	3,936	—	11,159	11,159	(6,612)	1976	6/29/2016	10
Pilot Medical Center	Birmingham, AL	—	1,419	14,528	99	1,419	14,627	16,046	(3,336)	2005	6/29/2016	35
St. Joseph Medical Clinic	Tacoma, WA	—	—	16,427	981	—	17,408	17,408	(4,190)	1991	6/30/2016	30
Woodlands Medical Arts Center	The Woodlands, TX	—	—	19,168	3,363	—	22,531	22,531	(5,578)	2001	6/30/2016	35
FESC Outpatient Medical Facility	Tacoma, WA	—	—	12,702	324	—	13,026	13,026	(4,800)	1980	6/30/2016	22
PrairieCare Outpatient Medical Facility	Maplewood, MN	—	525	3,099	—	525	3,099	3,624	(567)	2016	7/6/2016	45
Springwoods Outpatient Medical Facility	Spring, TX	—	3,821	14,830	5,127	3,821	19,957	23,778	(5,818)	2015	7/21/2016	44
Unity ASC, Imaging & Outpatient Medical Facility	West Lafayette, IN	—	960	9,991	—	960	9,991	10,951	(2,248)	2001	8/8/2016	35
Unity Medical Pavilion	West Lafayette, IN	—	1,070	12,454	—	1,070	12,454	13,524	(2,801)	2001	8/8/2016	35
Unity Faith, Hope & Love	West Lafayette, IN	—	280	1,862	—	280	1,862	2,142	(420)	2001	8/8/2016	35
Unity Immediate Care and OCC	West Lafayette, IN	—	300	1,833	—	300	1,833	2,133	(395)	2004	8/8/2016	37
Medical Village at Maitland	Orlando, FL	—	2,393	18,543	370	2,393	18,913	21,306	(3,480)	2006	8/23/2016	44
Tri-State Orthopaedics Outpatient Medical Facility	Evansville, IN	—	1,580	14,162	—	1,580	14,162	15,742	(3,042)	2004	8/30/2016	37
Maury Regional Health Complex	Spring Hill, TN	—	—	15,619	507	—	16,126	16,126	(3,138)	2012	9/30/2016	41
Spring Ridge Medical Center	Wyomissing, PA	—	28	4,943	44	28	4,987	5,015	(1,031)	2002	9/30/2016	37
Doctors Community Hospital POB	Lanham, MD	—	—	23,034	156	—	23,190	23,190	(3,548)	2009	9/30/2016	48
Gig Harbor Medical Pavilion	Gig Harbor, WA	—	—	4,791	2,245	—	7,036	7,036	(1,973)	1991	9/30/2016	30
Midlands One Professional Center	Papillion, NE	—	—	14,922	134	—	15,056	15,056	(2,952)	2010	9/30/2016	37
Northwest Michigan Surgery Center	Traverse City, MI	—	2,748	30,005	—	2,748	30,005	32,753	(5,584)	2004	10/28/2016	40
Northeast Medical Center	Fayetteville, NY	—	4,011	25,564	1,003	4,011	26,567	30,578	(6,894)	1998	11/23/2016	33
North Medical Center	Liverpool, NY	—	1,337	18,680	1,056	1,337	19,736	21,073	(4,499)	1989	11/23/2016	35
Cincinnati Eye Institute	Cincinnati, OH	—	2,050	32,546	—	2,050	32,546	34,596	(6,961)	1985	11/23/2016	35
HonorHealth - Scottsdale Outpatient Medical Facility	Scottsdale, AZ	—	3,340	4,288	5,811	3,340	10,099	13,439	(2,614)	2000	12/2/2016	45
Fox Valley Hematology & Oncology	Appleton, WI	—	1,590	26,666	—	1,590	26,666	28,256	(4,520)	2015	12/8/2016	44
Flower Mound Outpatient Medical Facility	Flower Mound, TX	—	1,945	8,312	86	1,945	8,398	10,343	(1,518)	2011	12/16/2016	43
Carrollton Outpatient Medical Facility	Flower Mound, TX	—	2,183	10,461	192	2,183	10,653	12,836	(2,035)	2002	12/16/2016	40
HonorHealth - Scottsdale IRF	Scottsdale, AZ	—	—	19,331	—	—	19,331	19,331	(3,370)	2000	12/22/2016	42
Orthopedic Associates	Flower Mound, TX	—	2,915	12,791	243	2,915	13,034	15,949	(2,273)	2011	1/5/2017	43
Medical Arts Center at Hartford	Plainville, CT	—	1,499	24,627	932	1,499	25,559	27,058	(4,481)	2015	1/11/2017	44
CareMount Medical - Lake Katrine	Lake Katrine, NY	23,194	1,941	27,434	—	1,941	27,434	29,375	(4,800)	2013	2/14/2017	42
CareMount Medical - Rhinebeck	Rhinebeck, NY	—	869	12,220	—	869	12,220	13,089	(2,230)	1965	2/14/2017	41
Monterey Medical Center	Stuart, FL	—	2,292	13,376	1,910	2,292	15,286	17,578	(2,697)	2003	3/7/2017	37
Creighton University Medical Center	Omaha, NE	—	—	32,487	105	—	32,592	32,592	(4,725)	2017	3/28/2017	49
Strictly Pediatrics Specialty Center	Austin, TX	—	4,457	62,527	1,363	4,457	63,890	68,347	(11,324)	2006	3/31/2017	40
MedStar Stephen's Crossing	Brandywine, MD	—	1,975	14,810	65	1,975	14,875	16,850	(2,484)	2015	6/16/2017	43
Health Clinic Building	Omaha, NE	—	—	50,177	16	—	50,193	50,193	(6,743)	2017	6/29/2017	49
Family Medical Center	Little Falls, MN	—	—	4,944	9,608	—	14,552	14,552	(2,477)	1990	6/29/2017	30
Craven-Hagan Clinic	Williston, ND	—	—	8,739	2,351	—	11,090	11,090	(1,921)	1984	6/29/2017	40
Chattanooga Heart Institute	Chattanooga, TN	—	—	18,639	1,101	—	19,740	19,740	(3,797)	1993	6/29/2017	37
St. Vincent Mercy Heart and Vascular Center	Hot Springs, AR	—	—	11,688	215	—	11,903	11,903	(1,923)	1998	6/29/2017	45
South Campus Medical Building	Hot Springs, AR	—	—	13,369	1,255	—	14,624	14,624	(2,534)	2009	6/29/2017	42
St. Vincent Mercy Cancer Center	Hot Springs, AR	—	—	5,090	180	—	5,270	5,270	(990)	2001	6/29/2017	39
St. Joseph Professional Office Building	Bryan, TX	—	—	11,169	653	—	11,822	11,822	(1,787)	1996	6/29/2017	46
St. Vincent Carmel Women's Center	Carmel, IN	—	—	31,720	668	—	32,388	32,388	(4,651)	2014	6/29/2017	48
St. Vincent Fishers Medical Center	Fishers, IN	—	—	62,870	1,697	—	64,567	64,567	(9,987)	2008	6/29/2017	45

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Baylor Charles A. Sammons Cancer Center	Dallas, TX	—	—	256,886	2,936	—	259,822	259,822	(39,924)	2011	6/30/2017	43
Orthopedic & Sports Institute of the Fox Valley	Appleton, WI	—	2,003	26,394	100	2,003	26,494	28,497	(4,585)	2005	6/30/2017	40
Clearview Cancer Institute	Huntsville, AL	—	2,736	43,220	339	2,736	43,559	46,295	(8,557)	2006	8/4/2017	34
Northside Cherokee-Town Lake	Atlanta, GA	—	—	30,627	1,667	—	32,294	32,294	(5,651)	2013	8/15/2017	46
HonorHealth - Mesa	Mesa, AZ	—	362	3,059	8	362	3,067	3,429	(500)	2013	8/15/2017	43
Little Falls Orthopedics	Little Falls, MN	—	246	1,977	146	246	2,123	2,369	(774)	1999	8/24/2017	28
Unity Specialty Center	Little Falls, MN	—	—	2,885	998	—	3,883	3,883	(1,715)	1959	8/24/2017	15
Immanuel One Professional Center	Omaha, NE	—	—	16,598	1,377	—	17,975	17,975	(3,544)	1993	8/24/2017	35
SJRHC Cancer Center	Bryan, TX	—	—	5,065	977	—	6,042	6,042	(1,120)	1997	8/24/2017	40
St. Vincent Women's Center	Hot Springs, AR	—	—	4,789	225	—	5,014	5,014	(888)	2001	8/31/2017	40
Legends Park Medical Building & ASC	Midland, TX	—	1,658	24,178	—	1,658	24,178	25,836	(3,691)	2003	9/27/2017	44
Franklin Medical Building & ASC	Franklin, TN	—	1,001	7,902	319	1,001	8,221	9,222	(1,235)	2014	10/12/2017	42
Eagle Point Outpatient Medical Facility	Lake Elmo, MN	—	1,011	9,009	26	1,011	9,035	10,046	(1,332)	2015	10/31/2017	48
Edina East Outpatient Medical Facility	Edina, MN	—	2,360	4,135	772	2,360	4,907	7,267	(1,210)	1962	10/31/2017	30
Northside Center Pointe	Atlanta, GA	—	—	118,430	9,543	—	127,973	127,973	(26,135)	2009	11/10/2017	31
Gwinnett 500 Building	Lawrenceville, GA	—	—	22,753	1,640	—	24,393	24,393	(3,613)	1995	11/17/2017	45
Hudgens Professional Building	Duluth, GA	—	—	21,779	1,552	—	23,331	23,331	(3,893)	1994	11/17/2017	40
St. Vincent Building	Indianapolis, IN	—	5,854	42,382	5,718	5,854	48,100	53,954	(9,398)	2007	11/17/2017	45
Gwinnett Physicians Center	Lawrenceville, GA	—	—	48,304	1,322	—	49,626	49,626	(6,968)	2010	12/1/2017	47
Apple Valley Medical Center	Apple Valley, MN	—	1,587	14,929	2,952	1,587	17,881	19,468	(4,173)	1974	12/18/2017	33
Desert Cove Outpatient Medical Facility	Scottsdale, AZ	—	1,689	5,207	334	1,689	5,541	7,230	(884)	1991	12/18/2017	38
Westgate Outpatient Medical Facility	Glendale, AZ	—	—	13,379	2,101	—	15,480	15,480	(3,057)	2016	12/21/2017	45
M Health Fairview Clinics and Specialty Center - Maplewood	Maplewood, MN	—	3,292	57,390	6,113	3,292	63,503	66,795	(8,788)	2017	1/9/2018	45
Lee's Hill Medical Plaza	Fredericksburg, VA	—	1,052	24,790	1,063	1,052	25,853	26,905	(3,977)	2006	1/23/2018	40
HMG Medical Plaza	Kingsport, TN	—	—	64,204	—	—	64,204	64,204	(9,663)	2010	4/3/2018	40
Jacksonville MedPlex (Building B)	Jacksonville, FL	—	3,259	5,988	926	3,259	6,914	10,173	(1,220)	2010	7/26/2018	37
Jacksonville MedPlex (Building C)	Jacksonville, FL	—	2,168	6,467	302	2,168	6,769	8,937	(981)	2010	7/26/2018	40
Northside Medical Midtown	Atlanta, GA	—	—	55,483	8,678	—	64,161	64,161	(7,506)	2018	9/14/2018	50
Doctors United ASC	Pasadena, TX	—	1,603	11,827	—	1,603	11,827	13,430	(1,241)	2018	4/4/2019	54
Atlanta Medical Condominium Investments	Atlanta, GA	—	5,648	2,201	4,086	5,648	6,287	11,935	(1,168)	1986	6/28/2019	24
Rockwall II Outpatient Medical Facility	Rockwall, TX	—	—	19,904	1,190	—	21,094	21,094	(2,321)	2017	7/26/2019	44
Shell Ridge Plaza - Bldg 106	Walnut Creek, CA	—	1,296	9,007	16	1,296	9,023	10,319	(1,391)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 108	Walnut Creek, CA	—	1,105	2,600	19	1,105	2,619	3,724	(414)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 110	Walnut Creek, CA	—	1,105	2,786	—	1,105	2,786	3,891	(438)	1984	9/27/2019	30
Shell Ridge Plaza - Bldg 112	Walnut Creek, CA	—	3,097	9,639	8	3,097	9,647	12,744	(1,772)	1984	9/27/2019	25
Shell Ridge Plaza - Bldg 114	Walnut Creek, CA	—	1,392	4,624	—	1,392	4,624	6,016	(557)	1984	9/27/2019	40
ProHealth Outpatient Medical Facility	Manchester, CT	—	1,032	9,418	2	1,032	9,420	10,452	(1,121)	2012	10/15/2019	38
Murdock Surgery Center	Port Charlotte, FL	—	1,643	9,527	4	1,643	9,531	11,174	(1,170)	2006	12/2/2019	35
Westerville Outpatient Medical Facility	Westerville, OH	—	995	7,713	2,609	995	10,322	11,317	(1,716)	2003	2/28/2020	35
TOPA Fort Worth	Fort Worth, TX	—	—	42,753	1,675	—	44,428	44,428	(4,486)	2017	3/16/2020	39
Ascension St. Vincent Cancer Center	Newburgh, IN	—	1,031	16,319	68	1,031	16,387	17,418	(1,599)	2008	9/11/2020	36
Health Center at Easton	Easton, PA	—	952	13,375	80	952	13,455	14,407	(1,223)	2017	11/23/2020	38
Hartford HealthCare Cancer Center	Manchester, CT	—	1,603	14,487	—	1,603	14,487	16,090	(1,224)	2017	12/8/2020	39
Sacred Heart Summit Medical Office and ASC	Pensacola, FL	—	2,119	27,334	27	2,119	27,361	29,480	(2,229)	2020	12/18/2020	40
Westerville II Outpatient Medical Facility	Westerville, OH	—	606	4,133	1,878	606	6,011	6,617	(555)	2003	12/23/2020	31
AdventHealth Wesley Chapel Medical Building II	Wesley Chapel, FL	—	—	32,958	6,126	—	39,084	39,084	(2,650)	2021	4/21/2021	40
TOPA Denton	Denton, TX	—	2,256	11,211	—	2,256	11,211	13,467	(818)	2019	6/11/2021	38
Allegheny West Mifflin Medical Building	West Mifflin, PA	—	967	5,930	—	967	5,930	6,897	(574)	1992	8/30/2021	27
Forsgate Cancer Center	Monroe Township, NJ	—	1,986	8,170	—	1,986	8,170	10,156	(744)	1992	8/30/2021	28
Mill Run Medical Center I	Hilliard, OH	—	812	4,597	95	812	4,692	5,504	(404)	1998	8/30/2021	31
Mill Run Medical Center II	Hilliard, OH	—	2,802	15,288	373	2,802	15,661	18,463	(1,301)	1998	8/30/2021	31
New Britain Medical Building	Plainville, CT	—	1,209	6,798	47	1,209	6,845	8,054	(606)	1998	8/30/2021	29
HonorHealth - Sonoran Ambulatory Center	Phoenix, AZ	—	—	26,347	900	—	27,247	27,247	(1,617)	2020	9/23/2021	40

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(dollars in thousands)

			Initial Cost to Company			Gross Amount at Which Carried as of Close of Period
Description	Location	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisitions	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year Built	Date Acquired	Life on Which Building Depreciation in Income Statement is Computed
Eden Hill Medical Center	Dover, DE	—	—	48,686	486	—	49,172	49,172	(4,683)	2008	10/15/2021	25
HonorHealth - Neuroscience Institute	Scottsdale, AZ	—	—	53,452	1,640	—	55,092	55,092	(3,156)	2021	10/27/2021	40
University of Florida Health North	Jacksonville, FL	60,000	—	148,419	233	—	148,652	148,652	(8,463)	2015	12/20/2021	38
TGH Brandon Healthplex	Tampa, FL	—	—	66,864	697	—	67,561	67,561	(3,813)	2017	12/20/2021	38
Yulee Outpatient Medical Facility	Yulee, FL	—	—	17,286	28	—	17,314	17,314	(960)	2020	12/20/2021	39
James Devin Moncus Medical Building	Lafayette, LA	—	—	28,739	44	—	28,783	28,783	(1,812)	2010	12/20/2021	36
Bay City Outpatient Medical Facility	Bay City, MI	—	—	31,649	498	—	32,147	32,147	(1,951)	2016	12/20/2021	36
Beaumont Grosse Pointe Outpatient Medical Facility	Grosse Pointe, MI	—	—	21,883	316	—	22,199	22,199	(1,337)	2016	12/20/2021	38
Burns POB	Petoskey, MI	—	—	44,152	1,832	—	45,984	45,984	(3,073)	1993	12/20/2021	32
Beaumont Health & Wellness Center	Rochester Hills, MI	—	—	40,849	457	—	41,306	41,306	(2,558)	2011	12/20/2021	36
Beaumont POB	Sterling Heights, MI	—	—	39,501	593	—	40,094	40,094	(2,685)	2009	12/20/2021	36
Hospital Hill Medical Building I	Kansas City, MO	—	—	—	—	—	—	—	—	2015	12/20/2021	0
Jackson Baptist Medical Center - Belhaven	Jackson, MS	20,000	—	56,424	397	—	56,821	56,821	(3,509)	2013	12/20/2021	37
Old Bridge Outpatient Medical Facility	Old Bridge, NJ	20,000	—	65,290	101	—	65,391	65,391	(3,931)	2014	12/20/2021	36
Saint Vincent Outpatient Medical Facility	Erie, PA	—	—	39,833	58	—	39,891	39,891	(2,327)	2007	12/20/2021	36
Riverside Outpatient Medical Facility	Hampton, VA	—	4,808	24,502	43	4,808	24,545	29,353	(1,982)	2007	12/20/2021	29
New Albany Medical Center II	New Albany, OH	—	1,400	23,098	243	1,400	23,341	24,741	(1,268)	2010	4/26/2022	36
Calko Medical Center	Brooklyn, NY	—	7,685	67,568	146	7,685	67,714	75,399	(2,102)	2013	9/9/2022	43
Emory Dunwoody ASC	Dunwoody, GA	—	2,531	2,334	—	2,531	2,334	4,865	(136)	1975	5/16/2023	12
CVA Building	Birmingham, AL	—	2,965	23,150	49	2,965	23,199	26,164	(533)	2012	5/31/2023	31
Palos Heights Surgery Center	Palos Heights, IL	—	318	2,179	—	318	2,179	2,497	(89)	1985	7/20/2023	13
		$127,872	$249,470	$4,563,676	$274,735	$249,470	$4,838,411	$5,087,881	$(870,045)
Developments:
Northside Buford	Buford, GA	—	—	21,612	—	—	21,612	21,612	—
Total		$127,872	$249,470	$4,585,288	$274,735	$249,470	$4,860,023	$5,109,493	$(870,045)
(1) Excludes acquired lease intangibles.

Physicians Realty Trust
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023

The aggregate cost for federal income tax purposes of the real estate as of December 31, 2023 is $5.2 billion, with accumulated tax depreciation of $1.0 billion. The cost, net of accumulated depreciation, is approximately $4.2 billion (unaudited).

The cost capitalized subsequent to acquisition is net of dispositions.

The changes in total real estate for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance as of the beginning of the year	$5,008,476	$4,934,032	$4,129,562
Acquisitions and developments	62,498	107,693	856,088
Additions	41,767	41,951	31,731
Impairment	—	—	(340)
Real estate held for sale	—	—	(2,282)
Dispositions	(3,248)	(75,200)	(80,727)
Balance as of the end of the year	$5,109,493	$5,008,476	$4,934,032

The changes in accumulated depreciation for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance as of the beginning of the year	$725,149	$594,714	$492,660
Depreciation	145,609	142,225	119,901
Real estate held for sale	—	—	318
Dispositions	(713)	(11,790)	(18,165)
Balance as of the end of the year	$870,045	$725,149	$594,714

Physicians Realty Trust
Schedule IV – Mortgage Loans on Real Estate
December 31, 2023

					(in thousands)
Description	Interest Rate	Fixed / Variable	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
Davie, FL	7.0%	Fixed	2024	(1)	$—	$11,625	$11,621	$—
Cudahy, WI	8.0%	Fixed	2024	(1)	—	100	101	—
Nashville, TN	9.1%	Fixed	2024	(2)	—	10,000	10,630	—
Roswell, GA	8.0%	Fixed	2025	(3)	—	4,075	4,137	—
Buckeye, AZ	10.0%	Fixed	2026	(4)	—	4,450	4,520	—
Construction loans relating to 1 property located in:
Dunwoody, GA	6.8%	Fixed	2024	(1)	—	14,149	13,540	—
Dallas, TX	7.8%	Fixed	2026	(1)	—	5,752	5,710	—
Buckeye, AZ	7.6%	Fixed	2026	(1)	—	—	—	—
Scottsdale, AZ	7.5%	Fixed	2027	(1)	—	12,031	12,079	—
					$—	$62,182	$62,338	$—
(1)Interest is due monthly and outstanding principal and accrued interest are due at maturity.
(2)Interest is due semi-annually and outstanding principal and accrued interest are due at maturity.
(3)A portion of interest is due monthly with remaining interest added to the outstanding principal balance.
(4)Principal balance and accrued interest are due in one lump sum at maturity.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of mortgage loans:
Balance at beginning of year	$74,629	$49,409	$66,586
Additions:
New mortgage loans	41,881	22,732	7,323
Draws on existing mortgage loans	3,979	2,129	—
Interest added	113	376	980
Total additions	45,973	25,237	8,303

Deductions:
Collection of principal	(51,528)	—	(10,000)
Collection of additional fees due at payoff	(552)	—	—
Conversion of loan receivable in connection to the acquisition of investment property	(5,397)	—	(15,500)
Change in reserve for loan losses	(787)	(17)	20
Total deductions	(58,264)	(17)	(25,480)
Balance at end of year	$62,338	$74,629	$49,409

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Physicians Realty Trust

Evaluation of Disclosure Controls and Procedures.

The Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Trust’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in the Trust’s system of internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with authorizations from our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements. Based on the assessment, management has concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP (“EY”), an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our trustees or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

Biographies of Trustees

John T. Thomas
Age: 57, Trustee Since: 2013, Committees: Finance and Investment, Independent: No

Background:

•President, Chief Executive Officer, and Trustee, Physicians Realty Trust, 2013-Present
•EVP - Medical Facilities Group, Welltower Inc. (NYSE: WELL, formerly Health Care REIT Inc. (NYSE: HCN)), 2009-2012
•President, Chief Development Officer and Business Counsel, Cirrus Health, 2005-2008
•SVP and General Counsel, Baylor Health Care System, 2000-2005
•General Counsel and Secretary, Unity Health System, 1997-2000
•Tax Attorney, Sonnenschein, Nath & Rosenthal (now Dentons), 1995-1997
•Tax Attorney, Shook, Hardy & Bacon, 1992-1995
•Tax Attorney, Milbank, Tweed, Hadley & McCoy, 1990-1992
•Graduate of Vanderbilt University Law School, with a J.D.
•Graduate of Jacksonville State University, finishing with Distinction and Special Honors with a B.S. in Economics

Mr. Thomas is our President and Chief Executive Officer and serves on our Board and is a member of the finance and investment committee. Mr. Thomas has been the chief executive officer and trustee since our organization in April 2013. Mr. Thomas was the Executive Vice President-Medical Facilities Group for Welltower Inc. (NYSE: WELL, formerly known as Health Care REIT Inc.) from January 2009 to July 2012. Prior to Welltower, Mr. Thomas served as President, Chief Development Officer and Business Counsel of Cirrus Health from August 2005 to December 2008, where he led efforts to acquire and manage four hospitals and an endoscopy center, as well as efforts to develop other outpatient care facilities. From October 2000 to July 2005, he served as Senior Vice President and General Counsel for Baylor Health Care System in Dallas, Texas. As General Counsel for Baylor Health Care System, he was responsible for legal and government affairs. Mr. Thomas has been recognized for his team’s advocacy work on Texas H.B. 3 and Proposition 12, the 2003 Texas legislative and constitutional amendment efforts to increase patient access to physicians and care through reforms to Texas’ medical malpractice laws. He was also co-founder and chairman of the Coalition for Affordable and Reliable Health Care, a national coalition to reform medical malpractice laws through federal legislation. Mr. Thomas has testified before the Ways and Means Committee and Energy and Commerce Committee of the U.S. House of Representatives and a sub-committee of the U.S. Senate’s Homeland Security Committee, all related to health care policy. From April 1997 to October 2000, he served as General Counsel and Secretary for Unity Health System, a five hospital division of the Sisters of Mercy Health System in St. Louis, MO, where he oversaw legal affairs for the health care delivery system and its operating subsidiaries. Mr. Thomas was a member of the Board of Directors of Education Realty Trust, Inc. (NYSE: EDR) from 2016 to 2018 at which time EDR was sold to a private company. He also serves on the Board of Trustees for the Jacksonville State University Foundation and the Auburn University Real Estate Foundation.

Mr. Thomas began his career as a tax lawyer at Milbank, Tweed, Hadley & McCoy in New York, NY in 1990, and was elected a partner at Sonnenschein, Nath & Rosenthal (now Dentons) in April 1997. Mr. Thomas received his J.D. from Vanderbilt University Law School and his B.S. in Economics from Jacksonville State University, where he was a scholarship letterman on the football team and was a member of the Academic All-Conference Team. Mr. Thomas graduated with Distinction and Special Honors in Economics.

Qualifications

We have determined that Mr. Thomas should serve on our Board given his background, skills, and extensive experience in the health care industry. As President and Chief Executive Officer of the Company, he is knowledgeable on all aspects of the Company’s business and operations and has considerable executive experience in the real estate industry.

Governor Tommy G. Thompson
Age: 82, Trustee Since: 2013, Committees: Compensation, Nominating and Corporate Governance, Finance and Investment, Independent: Yes

Background:

•Non-Executive Chairman of the Board, Physicians Realty Trust, 2013-Present
•President, University of Wisconsin System, 2020-2022
•United States Secretary of Health and Human Services, 2001-2005
•Governor of State of Wisconsin, 1987-2001
•Senior Advisor, Deloitte & Touche USA LLP, 2005-2009
•Senior Partner, Akin Gump Strauss Hauer & Feld LLP, 2005-2012
•President, Logistics Health, Inc., 2005-2011
•Graduate of the University of Wisconsin-Madison, with a B.S. and J.D.

Governor Thompson was appointed to our Board in connection with our initial public offering (“IPO”) in July 2013 and is the non-executive chairman of our Board and a member of the compensation committee, nominating and corporate governance committee, and the finance and investment committee. Governor Thompson served the University of Wisconsin System as President from July 2020 to March 2022. Governor Thompson is the former United States Health and Human Services (HHS) Secretary, serving from 2001 to 2005, and a four-term Governor of Wisconsin. Following his terms in public office, Governor Thompson built, and continues to build, on his efforts as HHS Secretary and Governor to develop innovative solutions to the health care challenges facing American families, businesses, communities, states and the nation. These efforts focus on improving the use of information technology in hospitals, clinics, and doctors’ offices; promoting healthier lifestyles; strengthening and modernizing Medicare and Medicaid; and expanding the use of medical diplomacy around the world. From 2005 until 2009, Governor Thompson served as a senior advisor at the consulting firm Deloitte & Touche USA LLP and was the founding independent chairman of the Deloitte Center for Health Solutions, which researches and develops solutions to some of our nation’s most pressing health care and public health related challenges. From 2005 to early 2012, Governor Thompson served as a senior partner at the law firm of Akin Gump Strauss Hauer & Feld LLP. Governor Thompson served as Chairman of the Board of Trustees of Logistics Health, Inc. from January 2007 to May 2011, and served as President from February 2005 to January 2011. Governor Thompson served on the Board of Directors of Centene Corporation from 2005 to 2022. Governor Thompson currently serves on the Board of Directors of United Therapeutics Corporation (since 2010) and TherapeuticsMD, Inc. (since 2012). Governor Thompson was formerly a director of C.R. Bard, Inc., Cytori Therapeutics, Inc., Cancer Genetics, Inc., CareView Communications, Inc., and Tyme Technologies, Inc. Governor Thompson received his B.S. and J.D. from the University of Wisconsin-Madison.

Qualifications

We have determined that Governor Thompson should serve on our Board because of his public company board experience, extensive knowledge of the evolving health care industry, and unique experience with physicians, health care decision makers, and business executives nationwide regarding health care policy and improvements within the industry.
Stanton D. Anderson
Age: 83, Trustee Since: 2013, Committees: Audit, Compensation (Chair), Independent: Yes

Background:

•Trustee, Physicians Realty Trust, 2013-Present
•Partner, McDermott Will & Emery, 1995-2008
•Senior Counsel to the President and CEO, U.S. Chamber of Commerce, 1997-2016
•Executive Vice President and Chief Legal Officer, U.S. Chamber of Commerce, 2003-2007
•Counsel, Reagan-Bush Presidential Campaign, 1980
•Graduate of Willamette University, with a J.D. and served as a member of the Law Review
•Graduate of Westmont College, with a B.A.

Mr. Anderson was appointed to our Board in connection with our IPO in July 2013 and is the Chairman of the compensation committee and is a member of the audit committee. Mr. Anderson resigned as a partner from the law firm McDermott Will & Emery in February 2008. He served as Senior Counsel to the President and CEO of the U.S. Chamber of Commerce (the “Chamber”) from 1997 until 2016. While a partner at McDermott Will & Emery, Mr. Anderson served as

Executive Vice President and Chief Legal Officer of the Chamber. Mr. Anderson also oversaw the National Chamber Litigation Center, the public policy legal arm of the Chamber; the Institute for Legal Reform, a Chamber affiliate dedicated to restoring fairness, efficiency, and consistency to the U.S. civil justice system; and the Chamber’s Office of General Counsel. Mr. Anderson was involved in national political affairs, including managing a number of Republican conventions and serving as Counsel to the Reagan-Bush Campaign in 1980. Mr. Anderson received a number of Presidential appointments, including the President’s Advisory Committee on Trade Negotiations, the Presidential Commission on Personnel Interchange, and he chaired the U.S. delegation to the United Nations Conference on New and Renewable Energy Resources in 1981. Mr. Anderson previously served on the Board of Directors of two public companies, CB Richard Ellis (now CBRE), where he chaired the audit committee for a number of years, and Aegis Communications Group, where he chaired a number of board committees, including the audit committee. Mr. Anderson graduated from Westmont College, where he was a Small College All-American basketball player, and he graduated from Willamette University with a J.D. degree and served as a member of the Law Review.

Qualifications

We have determined that Mr. Anderson should serve on our Board because of his significant financial and legal experience, prior service as a member of the Board of Directors of other public companies, and his familiarity with business policy.

Mark A. Baumgartner
Age: 68, Trustee Since: 2013, Committees: Audit (Chair), Independent: Yes

Background:

•Trustee, Physicians Realty Trust, 2013-Present
•Chief Investment & Risk Officer and Senior Managing Director, The Ziegler Companies, Inc., 2009-2020
•Investment Banker, The Ziegler Companies, Inc., 1984-2009
•Graduate of the University of Notre Dame, with a B.B.A. in Finance

Mr. Baumgartner was appointed to our Board in connection with our IPO in July 2013 and is the Chairman of the audit committee. From 2009 to 2020, Mr. Baumgartner served as the Chief Investment & Risk Officer and a Senior Managing Director of The Ziegler Companies, Inc. (“Ziegler”). During his tenure he was responsible for review of certain transactions underwritten by the firm for hospitals, senior living entities, and charter schools, totaling approximately $3 billion annually. In addition, Mr. Baumgartner oversaw Ziegler’s proprietary investments, private equity funds, and general business risks. Prior to assuming his position in 2009, Mr. Baumgartner worked as an investment banker at Ziegler beginning in 1984. Over the next 25 years, he completed more than 150 public debt offerings in excess of $5 billion for hospital systems, clinics, and senior living facilities across the country. During that time, Mr. Baumgartner’s investment banking activities included mergers, acquisitions, and financial advisory work as well as tax-exempt and taxable financings on a fixed variable or blended interest rate basis. Mr. Baumgartner also worked on numerous strategic advisory transactions for health care providers involved in merging, acquiring, or partnering with other health care entities. Mr. Baumgartner was a registered representative and registered principal of Ziegler. He earned a B.B.A. in finance from the University of Notre Dame.

Qualifications

We have determined that Mr. Baumgartner should serve on our Board because of his health care industry expertise, financial expertise, and capital markets experience.

Albert C. Black, Jr.
Age: 64, Trustee Since: 2013, Committees: Nominating and Corporate Governance (Chair), Finance and Investment, Independent: Yes

Background:

•Trustee, Physicians Realty Trust, 2013-Present
•Founder and Chairman, On-Target Supplies & Logistics, Ltd., 1982-Present
•Graduate of Southern Methodist University's Cox School of Business, with a M.B.A.
•Graduate of the University of Texas at Dallas

Mr. Black was appointed to our Board in connection with our IPO in July 2013 and is the Chairman of the nominating and corporate governance committee, and a member of the finance and investment committee. Mr. Black founded On-Target Supplies & Logistics, Ltd. (“On-Target”), a regional logistics management firm that provides outsourced services to a diverse set of companies, in 1982. On-Target's services include a broad range of supply chain functions. As Executive Chairman of the company, Mr. Black’s responsibilities include developing its executive management, corporate strategy, and leadership, including diversity, equity, and inclusion efforts to build and grow diverse teams. On-Target's affiliate companies are TreCo Investments and READYTOWORK®, a workforce training and development company. Mr. Black’s professional and community experience over the years has included serving in leadership positions with several civic and educational institutions, including Baylor Scott and White Health, one of the leading health care delivery systems in the country, where he has served as a trustee for over 25 years. Mr. Black is a past Chairman of the Board of Trustees for Baylor Health Care System. Mr. Black also serves as the inaugural chairman of the Charles A. Sammons Cancer Center Board. He is also a sponsoring trustee of the BSWH Diabetes Health and Wellness Institute. Mr. Black also has served as Chairman of the boards of Dallas Regional Chamber BSWH, PrimeSource, and the Dallas Housing Authority. In February 2023, Mr. Black was honored by having a new elementary school named after him in Dallas, Texas. The ceremony for Albert C. Black Elementary School was attended by community members, educators, and school officials who recognized Mr. Black's legacy as a dedicated educator and civil rights leader. Mr. Black’s college and university board experience includes St. Louis University Board of Trustees, Baylor University Regent, Texas Southern University Regent, and Paul Quinn College Regent. Mr. Black received a bachelor's degree from the University of Texas at Dallas and earned an MBA from the Cox School of Business at Southern Methodist University.

Qualifications

We have determined that Mr. Black should serve on our Board because of his entrepreneurial start-up business experience, his experience as President and CEO of a company, and his insightful perspective serving as a long-standing member of the board of trustees of a major health care delivery system, as well as other civic and educational institutions. We also have determined that Mr. Black’s leadership in diversity, equity, and inclusion matters is an asset as Chairman of our nominating and corporate governance committee.

William A. Ebinger, M.D.
Age: 69, Trustee Since: 2013, Committees: Compensation, Finance and Investment, Independent: Yes

Background:

•Trustee, Physicians Realty Trust, 2013-Present
•Internist, Advocate Aurora Health Care, 2008-2021
•President of the Medical Staff, Aurora Medical Center, Grafton, Wisconsin, 2010-2013
•Medical Director, Ozaukee Region, Aurora Advanced Healthcare Division, 2012-2014
•Physician Shareholder, Advanced Healthcare, 1992-2008
•Physician Shareholder, Milwaukee Medical Clinic, 1984-2002
•Postgraduate Training, Internal Medicine, University of Michigan
•Graduate of Cornell College and the Pritzker School of Medicine at the University of Chicago
•Certification, American Board of Internal Medicine since 1983
•Member, American College of Physicians

Dr. Ebinger was appointed to our Board in connection with our IPO in July 2013 and is a member of the compensation committee and the finance and investment committee. Dr. Ebinger was a practicing internist with Advocate Aurora Health Care, now one of the 10 largest not-for-profit integrated health systems in the nation with 28 hospitals, 8,300 physicians, and approximately $9.4 billion annual revenue, from 2008 through 2021. Dr. Ebinger served as the inaugural President of the Medical Staff at the Aurora Medical Center in Grafton, Wisconsin from 2010 through 2013. Dr. Ebinger served as a Medical Director for the Ozaukee Region of the Aurora Advanced Healthcare Division from 2012 through 2014. Dr. Ebinger was also a member of the Board of Directors for the Aurora Medical Group upon its formation in 2008 and served as the inaugural President of the Aurora Greater Milwaukee North Market Management Committee from 2014 through 2017. Prior to joining Aurora Health Care in 2008, Dr. Ebinger was a shareholder of Advanced Healthcare, the largest independent physician practice group in Southeastern Wisconsin with 250 physicians, and served on its Board of Directors for 12 years. In 2008, Dr. Ebinger helped Advance Healthcare arrange a strategic hospital affiliation with Aurora Health Care to create Aurora Advanced Health Care. Dr. Ebinger graduated from Cornell College and the Pritzker School of Medicine at the University of Chicago. Dr. Ebinger completed his postgraduate training in Internal Medical at the University of Michigan, is certified by the American Board of Internal Medicine, and is a member of the American College of Physicians.

Qualifications

We have determined that Dr. Ebinger should serve on our Board because of his unique perspective as a practicing physician and experience with the integration and affiliation of an independent physician practice group with a leading health care delivery system.

Pamela J. Shelley-Kessler
Age: 58, Trustee Since: 2018, Committees: Audit, Independent: Yes

Background:

•Trustee, Physicians Realty Trust, 2018-Present
•Co-President, LTC Properties, Inc. (NYSE: LTC), May 2020-Present
•EVP, LTC Properties, Inc., 2007-May 2020
•Chief Financial Officer and Corporate Secretary, LTC Properties, Inc., 2007-Present
•VP - Controller, LTC Properties, Inc., 2000-2007
•Corporate Controller, The Ezralow Company, 1997-2000
•Director of Financial Reporting, Irvine Apartment Communities, 1994-1997
•Assistant Controller, Inland Empire Division of KB Home, 1992-1994
•Senior Accountant, Real Estate Group, Ernst & Young LLP., 1989-1992
•Graduate of the University of California-Irvine, with Honors earning a B.A. in Economics
•Licensed Certified Public Accountant (CPA-Inactive)

Ms. Shelley-Kessler was appointed to our Board on January 1, 2018, and is a member of the audit committee. Ms. Shelley-Kessler is the Chief Financial Officer and Secretary of LTC Properties, Inc. (NYSE: LTC), positions she has held since 2007 and was promoted to Co-President in May 2020. Ms. Shelley-Kessler previously served as EVP of LTC from 2007 - May 2020. She has been with LTC as a member of the senior management team since 2000, when she joined as Vice President, Controller. Ms. Shelley-Kessler oversees all aspects of finance, accounting, corporate reporting, tax, and risk management, and is also responsible for LTC’s capital markets and key stakeholder engagement activities. She has over 25 years of real estate experience and has demonstrated expertise in developing, leading, and executing capital markets and financial planning and analysis activities. LTC is a real estate investment trust that invests in senior housing and post-acute/skilled nursing properties primarily through sale-leaseback transactions, mortgage financing, and structured finance solutions, including mezzanine lending. Prior to joining LTC, Ms. Shelley-Kessler served as the Corporate Controller for a privately held commercial and multifamily real estate developer. She was also the Director of Financial Reporting for Irvine Apartment Communities, a publicly traded multifamily REIT, and Assistant Controller of the Inland Empire division of KB Home, one of the nation’s largest publicly traded homebuilders. She began her career as a certified public accountant in the real estate group at Ernst & Young LLP. Ms. Shelley-Kessler also serves on the board of the Providence Tarzana Foundation. Providence Cedars-Sinai Tarzana Medical Center is a 249-bed hospital serving the San Fernando Valley, a joint venture between Providence St. Joseph Health, a national not-for-profit health system comprised of 50 hospitals and 829 clinics throughout the western part of the United States, and Cedars-Sinai Health System. Ms. Shelley-Kessler graduated with honors earning her bachelor’s degree in economics from the University of California, Irvine where she was the Vice President of Student Services. Ms. Shelley-Kessler is a founding member of the Women of the Dean’s Leadership Society at the UC Irvine School of Social Sciences. Her current efforts within this organization include the development of a mentorship program with a focus on female leadership to provide undergraduate women with professional advice, guidance, and networking opportunities. Ms. Shelley-Kessler is also a member of California Lutheran University’s School of Management Dean’s Executive Council.

Qualifications:

We have determined that Ms. Shelley-Kessler should serve on our Board because of her experience as CFO and Secretary of a publicly traded company, her REIT experience, and her financial knowledge and expertise.

Ava E. Lias-Booker
Age: 63, Trustee Since: 2022, Committees: Compensation, Nominating and Corporate Governance, Independent: Yes

Background:

•Trustee, Physicians Realty Trust, 2022-Present
•Partner, McGuireWoods LLP, 2004-Present

•Partner, Saul Ewing LLP, 2001-2004
•Partner, Gordon, Feinblatt, Rothman, Hoffberger & Hollander LLP, 1995-2001
•Partner, Saul Ewing LLP (formerly Weinberg & Green LLC), 1994-1995
•Associate, Saul Ewing LLP (formerly Weinberg & Green LLC), 1986-1994
•Graduate of Maryland Francis King Carey School of Law, with a J.D.
•Graduate of Duke University, B.A. Political Science

Ms. Lias-Booker was appointed to our Board on March 1, 2022. A seasoned trial and appellate lawyer, Ms. Lias-Booker serves in a number of leadership roles at McGuireWoods LLP, a leading international law firm, where she has been a partner since 2004. She is a member and past chair of the firm's Diversity & Inclusion Committee and a former member of its Diversity Action Committee, and Associates Committee. Ms. Lias-Booker is also a former Baltimore office managing partner. Ms. Lias-Booker leads the Baltimore litigation practice with three decades of first chair trial and appellate experience representing businesses from a broad range of industries in complex commercial and civil litigation. She served as co-lead counsel to a multinational oil and gas corporation that successfully argued for the reversal of jury verdicts awarding plaintiffs more than $1.5 billion damages before Maryland’s highest appellate court. She has successfully defended financial institutions in cases at the trial and appellate levels, including multimillion-dollar lender liability claims and claims arising under the Equal Credit Opportunity Act, Fair Lending Laws, Fair Credit Reporting Act and the Computer Fraud and Abuse Act. Ms. Lias-Booker’s dedication to providing excellent client service is matched by her passion for mentoring young lawyers and serving the legal and civic communities of Baltimore, the state, and the nation.

Ms. Lias-Booker also serves in a number of leadership roles in the legal and business communities, including as the Vice Chair of the board of trustees of University of Maryland Saint Joseph’s Medical Center and sits on the University of Maryland Francis King Carey School of Law Board of Visitors (emeritus) and is a former member of the Duke University School of Law Board of Visitors. She is a founding member of the Cole-Davidson American Inns of Court and a Litigation Counsel of America senior fellow. She is a former member of the boards of directors for the Baltimore Symphony Orchestra and the Baltimore Open Society Institute. Ms. Lias-Booker also serves as chair of the Magistrate Judges’ Merit Selection Panel of the U.S. District Court for the District of Maryland and was a gubernatorial appointee to the Maryland Appellate Judicial Nominating Committee. The Best Lawyers in America named Ms. Lias-Booker “Lawyer of the Year” for Baltimore litigation-banking and finance, and she is recognized for commercial litigation and litigation-securities. She was included in Chambers’ “America's Leading Lawyers for Business” in the general commercial litigation category, and she was a “Lawyer of the Year" finalist in Chambers’ Diversity & Inclusion Awards: North America. Savoy magazine named her to its list of “Most Influential Black Lawyers” and she received a Women, Influence & Power in Law Award from Corporate Counsel magazine. She frequently speaks on litigation, leadership, and diversity issues.

Qualifications

We have determined that Ms. Lias-Booker should serve on our Board because of her legal experience, her experience in matters of compliance with legal and regulatory requirements, and her leadership on DEI issues.

Richard A. Weiss
Age: 77, Trustee Since: 2013, Committees: Nominating and Corporate Governance, Finance and Investment (Chair), Independent: Yes

Background:

•Trustee, Physicians Realty Trust, 2013-Present
•Management Committee Member, Foley & Lardner LLP, 1999-2008
•Graduate of the University of Wisconsin Law School, finishing Magna Cum Laude earning a J.D., Order of the Coif, and served on the editorial board of the Wisconsin Law Review
•Graduate of Northwestern University, finishing with distinction honors earning a B.S.B.A.

Mr. Weiss was appointed to our Board in connection with our IPO in July 2013 and is Chairman of the finance and investment committee and a member of the nominating and corporate governance committee. Mr. Weiss retired as a partner from the law firm Foley & Lardner LLP in June 2008, where he served in a number of leadership roles over the years, including as managing partner of the firm’s Washington D.C. office, as firm-wide managing partner, and as a member of the firm’s management committee. Mr. Weiss concentrated his law practice in health care finance, representing hospital systems, medical practice groups, and investment banks. Mr. Weiss is a former member of the board of trustees and former board chair of Washington Hospital Center, the largest private hospital in Washington, D.C. Mr. Weiss served for over 30 years on the boards of directors of Advocate Aurora Health and predecessor health care institutions, including multi-year terms as finance committee chair and board chair of Aurora Health Care and Milwaukee Psychiatric Hospital. Mr. Weiss has also been a trustee of the Medical College of Wisconsin.

In addition to his work in health care, Mr. Weiss worked in the sports industry, where he represented the Washington Nationals in connection with its baseball stadium in Washington, D.C., the Green Bay Packers in the renovation of Lambeau Field, the Milwaukee Brewers in the development and financing of Miller Park, and Major League Baseball in the financing of ballparks in San Diego and Miami. Mr. Weiss graduated from the University of Wisconsin Law School (magna cum laude, 1971), where he was Order of the Coif and on the editorial board of the Wisconsin Law Review, and has a business degree from Northwestern University (B.S.B.A., with distinction, 1968). He was elected to the American College of Bond Counsel and served two years as its President. Mr. Weiss is a board member and audit committee chair of Ascendium Education Group, a retired member of The Economic Club of Washington D.C., a former board member and the general campaign chair for the United Way of the National Capital Area, and a former member of the board of trustees and executive committee of the Greater Washington Board of Trade.

Qualifications:

We have determined that Mr. Weiss should serve on our Board because of his health care industry, legal and financial experience, and his experience in matters of compliance with legal and regulatory requirements.

Trustee Nomination Procedure

On August 1, 2023, the Board approved amendments to the Company’s bylaws (as so amended and restated, the “Bylaws”), effective as of such date, to implement proxy access and to add or revise various provisions related to shareholder nominations of trustees, among other changes.

Implementation of Proxy Access

Article II, Section 12 has been added to the Bylaws to permit a nominating shareholder, or a group of up to 20 shareholders, owning at least 3% of the Company’s common shares of beneficial interest, $0.01 par value per share, for at least three continuous years, to nominate and include in the Company’s proxy materials up to the greater of two individuals or 20% of the Board as trustee nominees, provided that the nominating shareholder(s) and the trustee nominee(s) satisfy the procedural, eligibility and disclosure requirements specified in the Bylaws.

The procedural and eligibility requirements set forth in Article II, Section 12 of the Bylaws include a requirement that, subject to certain exceptions, a notice of proxy access nomination must be received by the Secretary of the Company at the principal executive office of the Company no earlier than the 150th day and no later than the 120th day prior to the first anniversary of the date of the Company’s proxy statement for the previous year’s annual meeting of shareholders. Article 11, Section 12 of the Bylaws also includes requirements that the nominating shareholder(s) and the trustee nominee(s) provide certain information, representations and agreements to the Company in order to be eligible for proxy access.

Advance Notice Bylaws Amendments

The Bylaws were also amended to reflect certain procedural requirements for proposals of business for consideration at meetings of shareholders and shareholder nominations of trustees, including with respect to Rule 14a-19 under the Exchange Act. In particular, the advance notice provisions of the Bylaws were amended to, among other things, (i) require a shareholder and proposed trustee nominee(s) to comply with Rule 14a-19 under the Exchange Act, including that any such shareholder solicit holders of at least 67% of shares entitled to vote on the election of trustees, (ii) require a shareholder to provide additional information regarding the shareholder, trustee nominee(s) or other business that the shareholder proposes to bring before the meeting, and make certain representations and undertakings, (iii) prohibit a shareholder from nominating more trustee nominees than the number of trustees to be elected at the annual meeting of shareholders or substituting or replacing a nominee (unless the substitute or replacement fulfills the obligations set forth in the Bylaws, including compliance with any applicable deadlines) and (iv) require a shareholder to appear in person or by proxy at a meeting of shareholders to present the trustee nominee(s) or bring such business before such meeting and to use a proxy card color other than white.

Our Board and Committees

Board Leadership Structure

Mr. Thomas currently serves as our President and Chief Executive Officer and Governor Thompson currently serves as the Non-Executive Chairman of the Board. Pursuant to the Company’s bylaws, the Board may, but is not required to, designate a Chief Executive Officer. In the absence of such designation, the Chairman of the Board shall be the Chief Executive Officer of the Company. The Board has no policy with respect to the separation of the offices of Chairman of the Board and the Chief Executive Officer as the Board believes that it is in the best interests of the Company and its shareholders to make that determination from time to time based on the needs of the Company and the Board. The Board has determined that separating the roles of Chief Executive Officer and Chairman is currently in the Company’s and shareholders' best interests. The roles of Chief Executive Officer and Chairman have been separated since the Company's initial public offering in 2013.

Committee Membership and Structure

Our Board has established four standing committees: an audit committee, a compensation committee, a nominating and corporate governance committee, and a finance and investment committee. The principal functions of each committee are described below. We comply with the listing requirements and other rules and regulations of the NYSE, as amended or modified from time to time, and each of the audit committee, compensation committee, and nominating and corporate governance committee is comprised exclusively of independent trustees. Additionally, our Board may from time to time establish certain other committees to facilitate the management of our Company.

The audit committee, compensation committee, and nominating and corporate governance committee each operate under charters approved by our Board, which charters are available in the “Investors” section of our website (www.docreit.com) under “Governance Documents.” Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Audit Committee
Members: Mark A Baumgartner (Chair), Stanton D. Anderson, Pamela J. Shelley-Kessler
Meetings in 2023: 4

We have adopted an audit committee charter, which details the principal functions of the audit committee, including oversight related to:

•our accounting and financial reporting processes;
•the integrity of our financial statements and financial reporting process;
•our systems of disclosure controls and procedures and internal control over financial reporting;
•our compliance with financial, legal and regulatory requirements;
•the annual evaluation of the qualifications, independence, and performance of our independent registered public accounting firm;
•the performance of our internal audit function;
•our cybersecurity and information technology system risk management; and
•our overall risk profile.

The Board has determined that each member of the audit committee is “independent” based on the NYSE’s listing rules and that each member of the audit committee also satisfies the additional independence requirements of the SEC for members of audit committees. In addition, the Board has determined that each member of the audit committee is “financially literate” within the meaning of the listing standards of the NYSE and that each of Mr. Baumgartner, Mr. Anderson, and Ms. Shelley-Kessler is an “audit committee financial expert” as that term is defined by the applicable SEC regulations and the listing standards of the NYSE.

The audit committee is responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees, and reviewing the adequacy of our internal accounting controls. The audit committee considers whether the independent registered public accounting firm is qualified and able to provide effective and efficient service, based on factors such as the independent registered public accounting firm’s familiarity with the Company’s industry, business, personnel, culture, accounting systems, or risk profile; the appropriateness of fees charged; and whether the retention of the independent registered public accounting firm would enhance the Company’s ability to manage or control risk or improve the quality of the audit. The audit committee meets with the independent registered public accounting firm at least quarterly, both together with management and separately, to review and discuss significant matters related to the audit and/ or the quarterly reviews of financial statements. The audit committee also approves the audit committee report required by SEC regulations to be included in our annual proxy statement. The audit committee also reviews any related party transaction identified and presented to the committee under the Company’s Related Person Transaction Policy, and oversees the investigation and handling of any concerns or complaints that arise under the Company's whistleblower policy.

Finance and Investment Committee
Members: Richard A. Weiss (Chair), John T. Thomas, Governor Tommy G. Thompson, Albert C. Black Jr., William A. Ebinger M.D.
Meetings in 2023: 3

The function of the finance and investment committee is to review and approve the Company’s capital structure and financing activities and investments in health care properties.

Our finance and investment committee operates pursuant to a written charter. Unless otherwise determined by the Board, the committee shares in the responsibility for consulting with management on, and recommending for Board approval, all strategies, plans, policies and actions relating to: (i) capital structure; (ii) equity and debt financings, including public and private securities offerings; (iii) credit facilities and loans, hedging and other financing transactions subject to investment parameters established by the Board for the Company; (iv) dividends; and (v) cash management. From time to time, the committee will also review and approve or recommend to the full Board specific investments in health care properties by the Company.

Our Board has determined that, other than Mr. Thomas, each member of the finance and investment committee is “independent” under NYSE rules.

Compensation Committee
Members: Stanton D. Anderson (Chair), Governor Tommy G. Thompson, William A. Ebinger M.D., Ava E. Lias-Booker
Meetings in 2023: 2

Our compensation committee charter details the principal compensation-related functions of the compensation committee, including:

•at least annually, review and approve the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluate our Chief Executive Officer’s performance in light of such goals and objectives and, determine and approve the Chief Executive Officer's compensation level based on this evaluation;
•at least annually, review and approve all compensation for all other officers, and all other employees of the Company or its subsidiaries who are senior vice president and above;
•periodically review and recommend to the Board the amount and composition of compensation for trustees;
•at least annually, review the compensation philosophy of the Company;
•at least annually, conduct a risk assessment of the Company's compensation policies and practices;
•develop, periodically review, and recommend to the Board a succession plan for the Chief Executive Officer and other executive officers;
•implement and administer our incentive compensation equity-based remuneration plans;
•review and discuss with management the Compensation Discussion and Analysis (“CD&A”) and determine whether to recommend to the Board that the CD&A be included in the annual proxy statement;
•prepare a report of the compensation committee for inclusion in our annual proxy statement; and
•oversee any clawback policy relating to executive compensation.

The Board has determined that each member of the compensation committee is “independent” based on the NYSE’s listing rules and also meets the NYSE’s additional requirements for membership on the compensation committee.

Nominating and Corporate Governance Committee
Members: Albert C. Black Jr. (Chair), Governor Tommy G. Thompson, Ava E. Lias-Booker, Richard A. Weiss
Meetings in 2023: 3

Our nominating and corporate governance committee charter details the principal governance-related functions of the nominating and corporate governance committee, including:

•identify and recommend to the full Board qualified candidates for election as trustees and recommend nominees for election as trustees at the annual meeting of shareholders;
•recommend candidates to fill any vacancies on the Board;
•in connection with the recommendation of candidates for election as trustees or to fill a vacancy on the Board, consider diversity in terms of perspective, background, experience, gender, race and ethnic or national origin;
•develop and recommend to the Board policies and procedures regarding the consideration of trustee candidates recommended by the Company's shareholders;
•recommend to the Board nominees for each committee of the Board;
•oversees the Company's ESG and receives regular updates regarding strategy, practices, and performance;
•oversee the Company's human capital and DEI policies and initiatives, and oversee the DEI Council;
•develop and recommend to the Board corporate governance guidelines and implement and monitor such guidelines and annually review such guidelines;
•review and make recommendations on matters involving the general operation of the Board, including board size and composition, and committee composition and structure;
•annually review and assess the independence of trustees;
•annually facilitate the assessment of the Board’s performance and effectiveness;
•oversee the evaluation of the Board and management;
•make recommendations to the Board regarding governance matters, including the Company’s organizational documents and committee charters;
•oversight of employee health, safety, and wellness; and
•at least annually, consider and discuss with management the Company’s code of business conduct and ethics and the procedures in place to enforce the code of business conduct and ethics.

The Board has determined that each member of the nominating and corporate governance committee is “independent” based on the NYSE’s listing rules.

Corporate Governance Guidelines

Our Board has established corporate governance guidelines that address the role and composition of, and policies applicable to, the Board and management. At least annually, the nominating and corporate governance committee reviews and reassesses the corporate governance guidelines and submits any recommended changes to the Board for its consideration. A copy of the Company’s corporate governance guidelines is available in the “Investors” section of our website (www.docreit.com) under “Governance Documents.” Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Board Responsibilities

Strategic Oversight

Oversight of the Company’s business strategy and strategic planning is a key responsibility of the Board. The Board believes that overseeing and monitoring strategy is a continuous process, and the Board takes a multilayered approach in exercising its duties.
The Board is committed to oversight of the Company’s business strategy and strategic planning, including work embedded in the Board committees, regular Board meetings, and dedicated meetings each year to focus on strategy.
This ongoing effort enables the Board to focus on Company performance over the short, intermediate, and long term, as well as the quality of operations. In addition to financial and operational performance, non-financial measures, including sustainability metrics, are discussed regularly by the Board and Board committees.
While the Board and its committees oversee strategic planning, Company management is charged with executing the business strategy. To monitor performance against the Company’s strategic goals, the Board receives regular updates and actively engages in dialogue with our Company’s senior leaders. These boardroom discussions are enhanced with in-depth investment discussions, which provide Board members an opportunity to monitor the Company's execution against strategic goals.
The Board’s oversight and management's execution of business strategy are viewed with a long-term mindset and a focus on assessing both opportunities for and potential risks to the Company.

Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly, with support from its four standing committees — the audit committee, the compensation committee, the nominating and corporate governance committee, and the finance and investment committee — each of which addresses key risks to the Company that are specific to its respective area of oversight.

•Our audit committee is responsible for considering and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also oversees our information and technology risks, including cybersecurity, monitors compliance with legal and regulatory requirements, and oversees the performance of our internal audit function. The audit committee receives regular reports from the Company’s general counsel on regulatory and legal risks affecting the Company.
•Our compensation committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking.
•Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines and our code of business conduct and ethics, including whether they successfully prevent illegal or improper liability-creating conduct. The nominating and corporate governance committee also oversees our ESG initiatives and risks.
•Our finance and investment committee at least quarterly reviews the performance, significant risks, and the credit status of tenants in the Company’s portfolio monitors our investments and financing activities, approves or recommends to the Board certain financial transactions, including equity and debt financings, material amendments to our credit facilities and other indebtedness, and, from time to time, approves specific investments in health care properties by the Company.

Generally, at each Board meeting, the chairs of each committee provide a report to the Board on any key items and risks discussed at the respective committee meetings. In addition, the Board regularly discusses the Company’s short-, medium-, and long-term strategy and risks. Shorter term risks and related matters are generally discussed at meetings of the Board and applicable committee on a regular and recurring basis, whereas longer term risks are discussed at least annually and as appropriate throughout the course of the year.

Our Board or applicable committee receives information from external advisors and others, including the Company’s independent auditors, legal counsel, compensation consultant, and financial advisors, to advise on key risks and other issues relevant to the Company. Additionally, the Board occasionally brings in outside speakers to discuss with the Board developments and risks related to, among other things, the health care industry, real estate market, and capital markets.
On an ongoing basis, the Board assesses and discusses with management the Company’s current and future risk environment.

Cybersecurity Oversight

•    We deploy a cybersecurity defense strategy with multiple layers of controls, including embedding security into our technology investments.
•    We invest in threat intelligence and are active participants in industry and government forums to improve sector cybersecurity defense.
•    We collaborate with our peers in threat intelligence, vulnerability management, response, and drills.
•    We perform simulations and drills at both technical and management level, including annual cybersecurity training for all employees.
•    We utilize the expertise of top information security providers to conduct external and internal audits of our cybersecurity defense program and implement their recommendations for improved security.
•    We adopted and review annually our Security Breach Incident Response Plan, which incorporates our annual cybersecurity training program.
•    We maintain a cybersecurity risk insurance policy.
•    Management briefs our audit committee on a quarterly basis on controls, protocols, and activities, including but not limited to employee training, risk mitigation, and assessment measures.

Delinquent Section 16(a) Reports

Our executive officers, trustees, and persons owning more than 10% of our common shares are required to file reports under section 16(a) of the Exchange Act regarding their ownership of and transactions in the company's common shares and other securities related to our common shares. Based solely on our review of the reports filed during 2023 and representations from our executive officers and trustees, we believe that all Section 16(a) filing requirements applicable to our executive officers and trustees were timely met during 2023, except one Form 4 filed by each of Mr. Thomas, Mr. Taylor, Mr. Theine, Mr. Lucey, Ms. Becker, Ms. Kessler and Ms. Lias-Booker and two Form 4s filed by Mr. Black that were filed late inadvertently.

Code of Business Conduct and Ethics

Our Board has established a code of business conduct and ethics that applies to our officers, trustees, and employees, including our Chief Executive Officer, Chief Financial Officer, and other senior officers. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely, and understandable disclosure in our SEC reports and other public communications;
•compliance with laws, rules, and regulations;
•prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•accountability for adherence to the code of business conduct and ethics.

Waivers or amendments of the code of business conduct and ethics for our executive officers or trustees must be approved by the Board or the nominating and corporate governance committee, and any such waiver or amendment will be disclosed on our website.

A copy of the Company’s corporate governance guidelines is available in the “Investors” section of our website (www.docreit.com) under “Governance Documents.” Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Non-Employee Trustee Compensation

Trustees who are also employees of the Company receive no additional compensation for serving on the Board of Trustees. For fiscal 2023, each of our non-employee trustees received an annual cash retainer of $65,000. Our Chairman of the Board received an additional annual cash retainer of $60,000. The Chair of the audit committee received an additional annual cash retainer of $40,000, and the Chairs of the compensation committee, nominating and corporate governance committee, and finance and investment committee, respectively, received an additional annual cash retainer of $20,000.

For fiscal 2023, each of our non-employee trustees, other than the Chairman of the Board, received equity-based compensation with a value of $110,000. The Chairman of the Board received equity-based compensation with a value of $150,000. The equity-based compensation paid to our non-employee trustees in 2023 consisted of time-based restricted stock units granted pursuant to our 2013 Equity Plan, as amended and restated and approved by our shareholders (the “Equity Plan”). Restricted stock units granted to our non-employee trustees generally vest in two equal annual installments, beginning on the first anniversary of the grant date. On average, 68% of the compensation paid to our non-employee trustees is equity-based compensation.

Beginning with fiscal year 2021, trustees had the option to elect to receive all or a portion of the trustee's cash retainer in the form of a restricted stock unit award equal to 1.25 times the amount of the foregone cash amount. The restricted stock unit award vests one year from the grant date.

The following table sets forth the compensation earned by each non-employee trustee for service during our fiscal year ended December 31, 2023.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards (3)(4)		Dividend Equivalents(5)	Total
Tommy G. Thompson	$125,000	$150,000		$12,234	$287,234
Albert C. Black, Jr.	85,000	131,250	(6)	15,192	231,442
Richard A. Weiss	85,000	110,000		8,436	203,436
Mark A. Baumgartner	105,000	110,000		8,436	223,436
Stanton D. Anderson	85,000	110,000		8,436	203,436
Pamela J. Shelley-Kessler	65,000	118,125	(6)	11,020	194,145
Ava E. Lias-Booker	65,000	113,250	(6)	4,124	182,374
William A. Ebinger, M.D.	65,000	110,000		8,436	183,436
(1)Each of our non-employee trustees had time-based restricted stock units outstanding as of December 31, 2023. Such amounts were 10,843 for Messrs. Black, Weiss, Anderson, Baumgartner, Dr. Ebinger, Mss. Shelley-Kessler and Lias-Booker, and 14,787 for Governor Thompson.
(2)Represents the cash portion of the annual board fees and chair fees. Retainers were paid in cash, except for Mr. Black who received his entire cash retainer, and Ms. Shelley-Kessler and Ms. Lias-Booker who received a portion of their cash retainers, in the form of restricted stock units equaling 1.25 times the amount of the foregone cash amount (7,343, 2,808, and 1,123 restricted stock units, respectively) under our Equity Plan. These restricted stock units vested one year from the grant date.
(3)Represents the aggregate grant date fair value of time-based restricted stock units computed in accordance with FASB ASC Topic 718. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value, if any, that will be recognized by the non-employee trustees upon vesting.
(4)Each of our non-employee trustees, other than Governor Thompson, received a grant of 7,483 time-based restricted stock units and Governor Thompson received a grant of 10,205 time-based restricted stock units (collectively, the “Trustee Awards”). The Trustee Awards were granted pursuant to our Equity Plan. The Trustee Awards vest in two equal installments on the first and second anniversary of the date of grant.
(5)Represents the dollar value of dividends accrued on restricted stock units for the quarterly periods ended March 31, 2023, through December 31, 2023, each of which is payable subject to the terms of the award.
(6)Also includes an amount equal to 25% of the amount of the foregone cash retainer pursuant to the election made by each of Mr. Black, Ms. Shelley-Kessler, and Ms. Lias-Booker.

Executive Officers

The following are biographical summaries of the experience of our executive officers as of December 31, 2023, other than John T. Thomas, the Company’s President and Chief Executive Officer, whose biographical information is found under the heading “Biographies of Trustees”.

Jeffrey N. Theiler
Executive Vice President - Chief Financial Officer
Age: 50

•Executive Vice President - Chief Financial Officer of the Company since July 2014
•Equity Research Analyst of Green Street Advisors specializing in Health Care REITS from 2010 to 2014
•Vice President and Associate in the real estate investment banking divisions of Bank of America Securities and Lehman Brothers from 2003 to 2008
•Graduate of University of North Carolina at Chapel Hill’s Kenan-Flagler Business School, with an M.B.A. in Corporate Finance
•Graduate of Tulane University, with an M.S.P.H. in Environmental Science
•Graduate of Vanderbilt University, with a B.S. in Biology

D. Deeni Taylor
Executive Vice President - Chief Investment Officer
Age: 67

•Executive Vice President - Chief Investment Officer of the Company since January 2017
•Executive Vice President - Investments of the Company from October 2015 to December 2016
•Executive Vice President of Indianapolis based Duke Realty, Inc. (NYSE:DRE) from 2006 to 2015, helping to lead Duke’s health care team
•25-year hospital career prior to a career in health care real estate
•Executive Vice President and Chief Strategy Officer of St. Vincent Health, an Ascension Health ministry including 16 hospitals serving central Indiana, from 2000 until 2006
•President of UNITY Health Management Services in Birmingham, Alabama from 1997 to 2000
•Vice President of Planning and Marketing of Ascension’s St. Vincent’s Hospital in Birmingham, Alabama from 1992 to 1997
•Vice President Ancillary Services of St. Joseph Hospital in Augusta, Georgia from 1982 to 1992
•Graduate of Purdue University, with a B.S. in Pharmacy
•Graduate of Central Michigan University, with a Masters in Science Administration
•Member of ULI and serves on their Health Care and Life Science Council in a leadership position
•A past Diplomat in American College of Healthcare Executives
•Served on Peyton Manning’s PeyBack Foundation from 2001 to 2017

Mark D. Theine
Executive Vice President - Asset Management
Age: 40

•Executive Vice President - Asset Management of the Company since February 2019
•Senior Vice President - Asset and Investment Management of the Company from July 2013 to February 2019
•Oversees the asset management, operations, sustainability, marketing, and leasing teams providing hospital and physician clients with high-quality management services and creating strategies to maximize property and portfolio value
•Employed by B.C. Ziegler and Company as an officer of the Ziegler Healthcare Real Estate Funds from September 2005 to July 2013 and was responsible for evaluating investment opportunities, assisting in the daily asset management of all investments, overseeing third party property management and leasing, and monitoring actual property performance
•Additional responsibilities for the Ziegler Healthcare Real Estate Funds included identifying new investment opportunities as well as assisting with due diligence and financing arrangements for each investment
•Graduate of Northwestern University - Kellogg School of Management, with an Executive M.B.A.
•Graduate of the University of Wisconsin - Milwaukee, finishing summa cum laude with a B.B.A. in Finance and Accounting
•Board Member of the Children’s Wisconsin Foundation

•Honored as a 2021 GlobeSt Real Estate Forum CRE’s Best Bosses awardee as well as a Fifty Under 40 Professional
•Recognized as one of the “16 People to Know in Commercial Real Estate” and 40 Under 40 by the Milwaukee Business Journal

John W. Lucey
Chief Accounting and Administrative Officer
Age: 62

•Chief Accounting and Administrative Officer of the Company since February 2019
•Senior Vice President - Chief Accounting and Administrative Officer of the Company from May 2016 to February 2019
•Senior Vice President - Principal Accounting and Reporting Officer of the Company from July 2013 to April 2016
•More than thirty years of public company financial experience, of which more than twenty have been in the real estate and health care industries
•Director of Financial Reporting for Assisted Living Concepts, Inc. (now known as Enlivant), a senior housing operator with over 200 locations in 20 states and annual revenues of approximately $230 million, from 2005 to July 2013
•Manager of Financial Reporting for Case New Holland from 2003 to 2005
•Division Controller at Monster Worldwide from 2001 to 2003
•Director of Financial Reporting for Alterra Healthcare Corporation (now Brookdale Living Communities, NYSE: BKD) from 1996 to 2001
•Graduate of St. Louis University, with an M.B.A. in Finance
•Graduate of the University of Wisconsin - Madison, with a B.S. in Accounting
•A Certified Public Accountant (CPA) licensed in the State of Wisconsin

Laurie P. Becker
Senior Vice President - Controller
Age: 45

•Senior Vice President - Controller of the Company since February 2019
•Vice President, Controller of the Company from January 2016 to February 2019
•Controller of the Company from June 2015 to December 2015
•Oversees the Company's Corporate Accounting and Property Accounting Departments, including managing SEC reporting, SOX compliance, and monthly and quarterly consolidation
•Controller of Koss Corporation (NASDAQ: KOSS) from February 2010 to June 2015, brought on to help lead the company through a significant restatement
•More than 15 years of corporate controllership experience
•Over 20 years of accounting experience, starting in Big 4 public accounting
•Graduate of Marquette University, finishing Beta Gamma Sigma with an Executive M.B.A.
•Graduate of the University of Wisconsin – Madison, with a B.B.A. in Accounting and Risk Management
•A Certified Public Accountant (CPA) licensed in the State of Wisconsin

W. Mark Dukes
Senior Vice President - Asset Management
Age: 61

•Senior Vice President - Asset Management of the Company since March 2022
•Vice President, Asset Management of the Company from February 2016 to February 2022
•Served as Chair and Chief Elected Officer of the Building Owners and Managers Association (BOMA) International for the 2021 - 2022 association year
•Oversees operations of the Company's 36-state health care portfolio, including asset management, property management, client relations, and customer satisfaction
•Vice President, Regional Asset Management for Duke Realty from May 2006 to February 2016 where he was responsible for overseeing Duke Realty’s health care portfolio totaling over 6.5 million square feet in 16 states
•Vice President, Property Management for Carter & Associates from March 1991 to May 2006
•Former President of BOMA Georgia and served two terms on the Southern Region Board of Directors
•Graduate of the Moore School of Business at the University of South Carolina, with a B.B.A. in Marketing
•A Certified Commercial Investment Member (CCIM) licensed since 2013
•A Real Property Administrator (RPA) certification from BOMA

Amy M. Hall
Senior Vice President - Leasing & Physician Strategy
Age: 42

•    Senior Vice President - Leasing & Physician Strategy of the Company since January 2021
•    Vice President, Leasing of the Company from July 2016 to January 2021
•    Vice President, Office Properties of CBRE (NYSE: CBRE) from July 2012 to July 2016
•    Vice President of Business Development, 4UMD from July 2011 to July 2012
•    Senior Associate at CBRE (formerly CB Richard Ellis | Louisville) from February 2007 to July 2011
•    Associate at Cushman Wakefield Commercial Kentucky from 2005 to 2007
•    Over 15 years of diversified strategic leasing and management experience in real estate
•    Graduate of Miami University Richard T. Farmer School of Business, with a B.A. in Marketing and Organizational Management
•    A Certified Commercial Investment Member (CCIM) Designee since 2007
•    Recognized as a GlobeSt Real Estate Forum 2022 Woman of Influence winner in the Mentor category
•    Recognized as a winner of Connect Commercial Real Estate’s 2022 Women in Real Estate Awards for the Atlanta & Southeast region
•    Member of the March of Dimes Commercial Reach Board
•    Hall of Fame Distance Swimmer at Sacred Heart Academy and Miami University, and named a Kentucky Woman of the Year

Daniel M. Klein
Senior Vice President - Deputy Chief Investment Officer
Age: 59

•Senior Vice President - Deputy Chief Investment Officer of the Company since January 2017
•Executive Vice President of Healthcare Trust of America, Inc. from January 2016 to March 2016
•Employed by Welltower Inc. (formerly Health Care REIT, Inc.) from January 2010 to December 2015, most recently as a Senior Vice President, and was responsible for the leadership, management, and execution of business development, origination, and investment efforts for the company’s Outpatient Medical Group
•Co-founder and President of The Reichle Klein Group, from January 1994 to January 2010, which subsequently evolved into the Toledo affiliate office of CB Richard Ellis
•Managing Director of Asset Services of The Reichle Klein Group, responsible for the Asset Services business line, including all aspects of business development, client relationships, execution, and administration of the company’s asset services, property management, project management, and maintenance operations
•General Counsel of Romanoff Electric Corp. from 1992 to 1993
•Associate specializing in real estate law at Shumaker, Loop & Kendrick, LLP from 1990 through 1992
•Graduate of the University of Toledo College of Law
•Graduate of the University of Virginia, with a B.S.
•Member of the Healthcare Real Estate Insights Advisory Board
•Member of the Advisory Board of Revista
•Member of the Advisory Board of the Medical University of South Carolina Storm Eye Institute

Bradley D. Page
Senior Vice President - General Counsel
Age: 63

•Senior Vice President - General Counsel of the Company since February 2015
•President of Davis & Kuelthau, s.c., from 2014 to 2015, managing the law firm operations for over 150 attorneys, other professionals, and staff in 5 offices located throughout the state of Wisconsin.
•Attorney and shareholder of Milwaukee-based law firm Davis & Kuelthau, s.c. from 1995 to January 2015, representing businesses, including the Company, in all areas of commercial real estate, commercial lending, and development transactions, as well as general corporate matters.
•Private practice included acquisition, development, leasing and sales of health care, retail, office, multifamily and industrial properties
•Extensive experience drafting and negotiating contracts, leases, organizational documents, real estate documents, financing documents and other agreements with national retail tenants, health care providers, financial institutions, municipalities, and owners of real property
•Graduate of the University of Wisconsin Law School

•Graduate of the University of Michigan, with a B.B.A.
•Retired from the United States Army Reserve in 2004 as a lieutenant colonel in the Judge Advocate General’s Corps

See “Executive Compensation” for additional information regarding the named executive officers (“NEOs”) of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation paid to our NEOs, provides information about the goals and key elements of our executive compensation program, and discusses the objectives behind the compensation decisions for our NEOs made by the compensation committee of the Board. This section focuses on the 2023 compensation program applicable to our NEOs, who are listed below and appear in the Summary Compensation Table:

John T. Thomas	Jeffrey N. Theiler	D. Deeni Taylor	Mark D. Theine	John W. Lucey
President and Chief Executive Officer	Executive Vice President - Chief Financial Officer	Executive Vice President - Chief Investment Officer	Executive Vice President - Asset Management	Chief Accounting and Administrative Officer

Executive Summary

Executive Compensation Principles

Our executive compensation program is designed to attract, motivate, and retain our executives, including our NEOs, each of whom is critical to our long-term success. Our executive compensation program is based upon and reflects three core principles:

Compensation is significantly performance-based
We provide a competitive total compensation package with payouts dependent upon the degree to which performance measures are met or exceeded. We regularly review our performance measures to ensure that they provide a balanced assessment of overall Company performance.

Compensation is designed to attract and retain effective leadership
We regularly benchmark our compensation programs against the competitive market and compare both fixed and variable compensation that is tied to short- and long-term performance goals to similar compensation of our competitors. We use the results of this analysis as context when making compensation adjustments.

Executive officer compensation goals are aligned with shareholder interests
Long-term equity awards, including awards that vest based on performance over multiple years, align management’s interests with those of our shareholders. In order to emphasize long-term shareholder returns, we require significant stock ownership among executives through the use of stock ownership guidelines.

Our compensation committee, which is comprised solely of independent trustees, is responsible for oversight of our executive compensation program and determines the compensation paid to our executive officers, including the type and amounts of total compensation paid or awarded to our NEOs. The compensation committee reaches decisions on executive compensation using input from a variety of sources, including an independent compensation consultant. A significant portion of our executives’ compensation is performance-based, which we believe ensures that a substantial portion of the compensation of our NEOs is directly aligned with our shareholders’ interests and the three core principles outlined above.

2023 Financial and Operational Highlights

We have grown our consolidated portfolio of gross real estate investments from approximately $124 million at the time of our initial public offering in July 2013 to approximately $5.9 billion as of December 31, 2023. As of December 31, 2023, our consolidated portfolio consisted of 278 health care properties with approximately 15,653,690 net leasable square feet, which were approximately 94% leased with a weighted average remaining lease term of approximately 5.1 years. As of December 31, 2023, approximately 90% of the net leasable square footage of our portfolio was either on campus with a hospital or other health care facility or strategically affiliated with a health system.

During the year ended December 31, 2023, the Company announced an all-stock merger of equals with Healthpeak, which is expected to close on or about March 1, 2024.

2023 Executive Compensation Decisions and Actions

Pay Mix

Our executive compensation program is designed to retain and motivate our executive officers, each of whom is critical to the Company’s continued success and growth. Our 2023 executive compensation awards reflect our commitment to aligning pay with performance. The primary elements of our executive compensation program are base salary, performance-based annual incentive compensation, restricted stock, and performance-based long-term incentive compensation. These elements were selected by the compensation committee because each element is important in meeting one or more of our executive compensation principles. Additionally, the majority of our executive officer pay is performance-based. The following snapshot details the CEO pay mix, as well as the average NEO (excluding the CEO) pay mix for 2023.

	Fiscal 2023 Elements	CEO Pay Mix	Average other NEO Pay Mix	Description and Metrics
Short-Term	Base Salary and Other	21%	26%
Fixed cash income to compensate executives for their qualifications and the value of their performance in a competitive market. This also includes all other compensation such as: vacation payout, 401(k) match, and other benefits.

Short-Term	Performance-Based Annual Incentive	27%	24%
Annual cash incentive program designed to motivate our executives to achieve annual financial goals and other business objectives. The total amount paid is based on the achievement of annual operating performance goals and individual performance.

Long-Term	Restricted Stock	19%	20%
Annual equity incentive awards are designed to retain executives and further align the interests of our executives with those of our shareholders by facilitating significant ownership of stock by the officers. The number of shares of restricted stock awarded is primarily based on the officer’s position and level of responsibility.

Long-Term	Performance-Based Long-Term Incentive	33%	30%
Annual equity incentive program designed to motivate our executives to achieve long-term financial goals and other business objectives. The total amount paid is based on the achievement of operating performance goals over a three fiscal-year period including dividend equivalent units.

Performance-Based Compensation(1)		At-Risk Compensation(2)
CEO Pay Mix	Avg other NEO Pay Mix	CEO Pay Mix	Avg other NEO Pay Mix
60%	54%	79%	74%
(1)Includes performance-based annual cash incentive awards and performance-based long-term equity incentive awards.
(2)Includes performance-based annual cash incentive awards, restricted stock awards subject to time-vesting requirements, and performance-based long-term equity incentive awards.

2023 Compensation Changes

During 2023, we made certain changes to our compensation program for NEOs, including the following:

•Increased base salary by a range of 3-12% for the NEOs in 2023;
•Updated some of the performance goals and weightings under the 2023 annual incentive award;

•Updated some of the performance goals and weightings under the 2023 long-term incentive award; and
•Added a salary deferral program, which allows executive officers to defer in 10% increments up to 100% of their base salary for two years and receive restricted stock in lieu of cash with a 25% premium if the executive remains with the Company for the two-year period.

Compensation Design and Philosophy

COMPENSATION BEST PRACTICES

The compensation committee and management periodically review the compensation and benefit programs for executives and other employees to align them with the three core principles discussed above. Additionally, we benchmark both compensation and Company performance against peer companies in our industry in evaluating the appropriateness of our compensation. We have implemented a number of measures in an effort to align the interests of the Company’s executives with those of our shareholders, while also encouraging or rewarding them for strong performance and achievement of long-term goals. Some highlights of our executive compensation program include the following best practices and features:

What We Do	What We Do Not Do
•Link annual incentive compensation to the achievement of pre-established corporate and individual performance goals;
•Provide a majority of our long-term compensation in the form of performance-based restricted stock units;
•Balance short-term and long-term incentives;
•Align executive compensation with shareholder returns through long-term incentives;
•Use appropriate peer groups when establishing compensation;
•Maintain stock ownership guidelines;
•Include clawback provisions in employment agreements with our NEOs and in our STIP;
•Conduct an annual compensation risk assessment of our compensation policies and practices;
•Use an independent compensation consultant; and
•Maintain a clawback policy that is compliant with final rules required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

•Provide tax gross-ups for executive officer compensation;
•Provide extensive perquisites to our executive officers;
•Guarantee salary increases, bonuses or equity grants; or
•Provide uncapped payouts for short-term and long-term incentive awards.

Process of Setting Executive Compensation

Participants in the Compensation Process

Our executive compensation program is administered and overseen by our independent compensation committee with assistance from our executives and an independent compensation consultant retained by the committee. Generally, the amount and composition of compensation paid to our executives is determined by analyzing, among other things, compensation data and pay practices from our peer group, as well as our own performance and financial and strategic goals. In addition, the compensation committee solicits the opinions of various constituents discussed below, as we believe feedback from varying perspectives serves the best interests of our shareholders in setting effective compensation standards and goals.

Role of the Compensation Committee

The compensation committee approves the compensation of each of our executive officers, including the NEOs listed in the Summary Compensation Table. Additionally, the compensation committee approves the grant of the long-term incentive awards and other equity awards, and the funding of annual cash-based incentive awards. The compensation committee and the Board have authority to grant equity awards to executive officers.

The compensation committee regularly reviews the Company’s executive compensation and benefits policies, programs, and practices and monitors applicable new rules and evolving best practices concerning executive compensation. The compensation committee may delegate its authority to a subcommittee or to one or more officers of the Company to the extent consistent with its charter and the Company’s declaration of trust, bylaws, and applicable law and NYSE rules. However, the compensation committee may not delegate any of its responsibilities relating to the review and approval of the Chief Executive Officer’s compensation or the compensation philosophy of the Company, or any matters that involve executive compensation or any matters where compensation is intended to be exempt from Section 16(b) under the Exchange Act pursuant to Rule 16b-3 by virtue of being approved by a committee of non-employee trustees.

Compensation committee meetings are regularly attended by committee members and are attended by our Chief Executive Officer. Meetings may be attended by other executives and advisors as appropriate. The compensation committee also meets in executive sessions without members of management present. The Chairman of the compensation committee reports to the Board on the compensation committee’s decisions concerning, among other things, compensation of the executive officers.

The compensation committee also reviews and discusses with management this Compensation Discussion and Analysis section and reaches a determination, on an annual basis, whether to recommend to the Board that this Compensation Discussion and Analysis section be included in the Company’s annual proxy statement or annual report on Form 10-K, as required by the SEC. The compensation committee is also responsible for overseeing any clawback policy of the Company relating to executive compensation and shareholder advisory votes with respect to executive compensation matters, including non-binding advisory votes on executive compensation, the frequency of such votes, and votes on “golden parachute” payments.

Role of the Compensation Consultant

The compensation committee retains its own independent compensation consultant who reports directly to the committee. The independent compensation consultant’s engagement includes reviewing and advising on material aspects of the Company’s executive officer compensation, including base salaries, annual incentives, and equity compensation. Since 2014, the compensation committee has engaged the services of Ferguson Partners Consulting (“FPC”) as its independent compensation consultant. During fiscal 2023, FPC provided the following executive compensation consulting services to the compensation committee:

•Assist with the benchmarking and analysis of the compensation for the Company’s executive officers;
•Assist with the development and analysis of peer group companies for comparison of executive officers compensation;
•Discuss the mix of compensation components for each executive position;
•Provide commentary and information regarding the overall executive compensation program; and
•Provide benchmarking and information on trustee compensation.

From time to time, FPC communicates with our Chief Executive Officer and other executive officers to discuss different elements and weightings of compensation and best practices and trends in executive compensation. Outside of meetings, FPC also communicates with the Chairman of the compensation committee concerning executive compensation matters.

While the compensation committee considers the compensation consultant’s input and advice, it uses its own independent judgment in making final decisions concerning compensation paid to the NEOs. The compensation committee has full authority to retain and terminate the services of the compensation consultant as it deems necessary or appropriate.

The compensation consultant does not provide any other services to the Company. After reviewing information provided by the compensation consultant regarding its independence and considering the relevant independence factors pursuant to applicable SEC rules and NYSE guidelines, the compensation committee determined that no conflicts of interest existed in connection with the services the compensation consultant performed for the Company in 2023.

Role of the Chief Executive Officer

Our Chief Executive Officer participates in the compensation determination process by consulting with the Board and the compensation committee on matters related to compensation, and by making compensation recommendations for the executive officers other than himself. These recommendations are based upon information provided by FPC, the Chief Executive Officer’s assessment of each executive officer’s performance and contributions to the Company’s performance, and other considerations including employee retention. The compensation committee considers this information, but approves and ultimately determines, based on its own independent judgment, the amounts payable to the executive officers.

Summary of the Annual Compensation Decision-Making Process

Background

Our Board established the compensation committee to carry out the Board’s responsibilities to administer our compensation programs. The compensation committee has decision-making authority for the compensation of our NEOs and has independent authority to engage outside consultants and obtain input from external advisers, as well as our management team or other employees, in determining executive compensation. The compensation committee may retain any independent counsel, experts, or advisors that it believes to be desirable and appropriate. The compensation committee may also use the services of the Company’s regular legal counsel or other advisors to the Company. The compensation committee undertakes an independence assessment prior to retaining or otherwise selecting any counsel, compensation consultant, expert or other advisor that will provide advice to the committee. In conducting this independence assessment, the compensation committee considers factors that may be required to be considered under applicable NYSE rules from time to time, as well as best practices in this area. On at least an annual basis, the compensation committee evaluates whether any work performed by any compensation consultant raised any conflict of interest.

Compensation Decision-Making Process

Each year, the Chief Executive Officer meets with the compensation committee to review the Company’s performance for the year and to discuss qualitative and quantitative performance objectives related to compensation of the executive officers. These discussions include the Chief Executive Officer’s assessment of each executive’s impact on overall Company performance, as well as each executive’s achievements during the year. Separately, the Chief Executive Officer meets with the Board and, in addition to the topics discussed with the compensation committee, provides his assessment of the highlights and challenges from the year and summarizes company performance. The Chairman of the compensation committee then leads an executive Board session during which the non-executive trustees evaluate the Company’s and the Chief Executive Officer’s performance.

From August through the following February of each year, the Chief Executive Officer, using information compiled and supplied by the independent compensation consultant, including peer group compensation information, presents compensation recommendations for the executive officers to the compensation committee for review and discussion. The compensation committee then assesses the Chief Executive Officer’s and each executive officer’s performance, using the information provided, including the input from the Board and benchmarking and other information provided by the independent compensation consultant, to determine the Chief Executive Officer’s and each other executive officer’s total target direct compensation for the ensuing year and the annual incentive payout amount for the most recently completed fiscal year. In connection with the discussions described above, the compensation committee uses the input from the above meetings to select the Company’s peer group and determine each executive officer’s total target compensation package for the ensuing year, including base salary, annual incentive target, long-term incentive award targets and equity awards. The compensation committee discusses its decisions regarding the compensation of the executive officers with the Board. In general, the compensation committee does not consider any previous awards when determining the compensation of the executive officers.

Peer Group and Competitive Positioning

The compensation committee, with input and recommendations from the Company’s independent compensation consultant, establishes the Company’s peer group on an annual basis. The compensation committee uses the peer group for compensation benchmarking and general comparison purposes. The peer group comprises companies selected on various criteria including criteria recommended by the independent compensation consultant, including size, industry, equity market capitalization, and total market capitalization. FPC evaluates the continued appropriateness of each company in the peer group on an annual basis and recommends to the compensation committee additions and/or deletions from the prior year’s peer group as may be warranted. For 2023, the 2022 peer group was updated to remove Healthcare Trust of America, Inc. (which had merged with Healthcare Realty Trust, Inc. in 2022) and QTS Realty Trust, Inc. (which had been acquired by affiliates of Blackstone in 2021). The peer group was updated to add Omega Healthcare Investors, Inc., LXP Industrial Trust, and National Health Investors, Inc. The 2023 peer group consisted of the following 16 public REITs:

Peers	Industry	Market Capitalization ($ Billions)
EastGroup Properties, Inc.	Industrial REIT	$8.5
Omega Healthcare Investors, Inc.(1)	Health Care REIT	7.5
STAG Industrial, Inc.	Industrial REIT	7.1
First Industrial Realty Trust, Inc.	Industrial REIT	7.0
Healthcare Realty Trust, Inc.	Health Care REIT	6.6
Cousins Properties Incorporated	Office REIT	3.7
National Storage Affiliates Trust	Self-storage REIT	3.4
Sabra Health Care REIT, Inc.	Health Care REIT	3.3
Physicians Realty Trust	Health Care REIT	3.2
Medical Properties Trust, Inc.	Health Care REIT	2.9
LXP Industrial Trust(1)	Industrial REIT	2.9
COPT Defense Properties(2)	Office REIT	2.9
CareTrust REIT, Inc.	Health Care REIT	2.7
Highwoods Properties, Inc.	Office REIT	2.4
National Health Investors, Inc(1)	Health Care REIT	2.4
LTC Properties, Inc.	Health Care REIT	1.3
Brandywine Realty Trust	Office REIT	0.9
Source: S&P Global, data as of December 31, 2023
(1)Companies added to the peer group for 2023.
(2)COPT Defense Properties was renamed from Corporate Office Properties Trust in 2023.

FPC evaluates the peer group based on similarities to the Company, including asset class focus, size including capitalization, performance, and geographic location.

In order to assist the compensation committee in its determination of executive compensation, the Company’s independent compensation consultant prepares an independent analysis of key size and performance indicators such as revenue, market capitalization, and total shareholder return compared to the companies in our peer group. This analysis is provided to the compensation committee, so it has sufficient information on the competitiveness of pay in the context of our performance compared with that of our peers.

FPC also delivers a benchmarking analysis of the compensation paid to our NEOs and to our trustees to the compensation committee. This analysis compares base salary, total annual cash compensation, long-term incentive awards, and total compensation to compensation components of companies in our peer group and provides general guidance for future compensation levels. While the compensation committee uses this analysis to help frame its decisions on compensation, it uses its collective judgment in determining executive compensation.

The compensation committee does not target a specific market position relative to our peer group for the compensation elements of executive officers but seeks to pay competitively and takes into consideration the relative positioning compared to our peer group in making compensation decisions. The compensation committee exercises discretion in making compensation decisions based on the following inputs: its understanding of market conditions, its understanding of competitive pay analysis, recommendations from the Chief Executive Officer regarding the executive officers, the need to retain executive talent, the compensation committee’s overall evaluation of each executive’s performance, and our overall compensation strategy, among other factors.

Risk Assessment

Each year, the compensation committee discusses and analyzes risks associated with the Company’s compensation policies and practices for executive officers and employees generally. The compensation committee believes that the Company’s compensation program and policies do not create or encourage excessive risk-taking that is reasonably likely to have a material adverse effect on the Company.

Several features of the Company’s compensation program and policies are designed to reduce the likelihood of excessive risk-taking by employees, including:

•The three executive compensation principles and compensation program elements are designed to align compensation goals with the interests of our shareholders;
•Compensation typically consists of a mix of fixed and performance-based compensation, with the performance-based compensation structured to reward both short- and long-term corporate performance and contains both absolute and relative metrics versus peers;
•The payout amounts under the short-term and long-term incentives are capped;
•Employment agreements with executive officers as well as our Short-term Incentive Plan (the “STIP”) contain clawback provisions which generally subject compensation paid to our executives to recovery by the Company in the event of material restatements of financial results;
•Adopted a clawback policy that is compliant with final rules required by the Dodd-Frank Act;
•A significant portion of our NEOs’ total direct compensation is in the form of equity-based incentive awards that vest over multiple years; and
•The compensation committee exercises discretion in making compensation decisions and may reduce compensation payable to our executives.

Influence of Say on Pay Results on Executive Compensation Decisions

We provided shareholders with a “say-on-pay” advisory vote on executive compensation at the 2023 annual meeting of shareholders. We maintain an open line of communication with our investors on our compensation practices and have consistently received high say-on-pay support from our shareholders.

At the 2023 annual meeting of shareholders, 96% of the votes cast by shareholders were cast “For” the approval of the compensation of our NEOs. In the last five years, say-on-pay results have averaged 94% approval results.

Say on Pay Results
2019	2020	2021	2022	2023	AVERAGE
98%	97%	84%	95%	96%	94%

The compensation committee evaluated the results of the say-on-pay vote and in light of the substantial support for our executive compensation program, it did not make any significant changes to the executive compensation program and policies for fiscal year 2023 compensation based on the shareholder voting results. The compensation committee will continue to consider the outcome of future say-on-pay votes when making future compensation decisions for the NEOs. In addition, we provided shareholders with a “say-on-frequency” advisory vote at the 2022 Annual Meeting of Shareholders to determine whether the say-on-pay advisory vote on executive compensation should occur every one, two, or three years. More than 97% of the votes cast on the say-on-frequency proposal were in favor of a vote every year. Based on the results of the say-on-frequency vote, the Board has determined to hold the say-on-pay vote annually.

2023 Executive Compensation

Primary Elements of our Executive Compensation Program

Our executive compensation program is designed to retain and motivate our executive officers, each of whom is critical to the Company’s continued success and growth. The primary elements of our executive compensation program are base salary, annual cash incentive compensation, and long-term incentive compensation and equity awards. These elements were selected by the compensation committee because each element is considered to be important in meeting one or more of our executive compensation principles, including the three core principles discussed above.

Our fiscal 2023 long-term incentive and equity awards program generally consisted of time-based restricted common shares and performance-based restricted stock units for our NEOs. The compensation committee believes this compensation package is appropriately tied to our Company’s performance while also rewarding both short-term and long-term performance in a manner that encourages retention of our NEOs. With these objectives in mind, the compensation committee attempts to set realistic but challenging goals in our annual incentive and performance-based long-term incentive programs.

The compensation committee evaluates the various components of compensation annually and does not set fixed percentages for each element of compensation. The total composition of compensation elements may change over time as the competitive market evolves, or other market conditions which affect us change. The compensation committee does not have, and does not anticipate establishing, any policies for allocating between long-term and currently paid compensation, or between cash and non-cash compensation. Part of our compensation determination process includes assessing the appropriate allocation between these elements of compensation on a periodic basis and adjusting our position based on market conditions and our business strategy.

Base Salary

Base salary is the fixed portion of the total compensation package for our executive officers, including our NEOs. The base salary for each NEO is determined by the compensation committee pursuant to the process discussed above. The base salary paid to our executive officers is generally intended to compensate executives for their qualifications and provides executives with a fixed level of guaranteed income for their services.

The compensation committee does not target a specific market position relative to the peer group for base salary but seeks to pay competitively and near the median of the Company’s peer group. In reaching decisions with respect to base salary, the compensation committee considers various factors, including peer group data for each NEO’s position, the need to retain the executive, and an assessment of the executive officer’s contributions to the Company’s performance.

The compensation committee reviews each executive’s salary and performance every year to determine whether his or her base salary should be adjusted.

Base Salaries

Based on the compensation committee’s review and consideration of the materials provided by FPC and the competitive positioning of our executives’ salaries compared to our peer group, the compensation committee approved the salary levels set forth below for our NEOs for fiscal year 2023.

Officer	Fiscal 2023 Salary	Fiscal 2022 Salary	Fiscal 2021 Salary
John T. Thomas	$918,000	$891,000	$865,000
Jeffrey N. Theiler	581,000	528,000	512,000
D. Deeni Taylor	554,000	528,000	512,000
Mark D. Theine	476,000	425,000	412,000
John W. Lucey	418,000	387,000	375,000

Salary Deferral Program

For fiscal year 2023, the compensation committee approved a salary deferral program, which allows executive officers to defer in 10% increments up to 100% of their base salary and receive restricted stock of the Company in lieu of cash at a premium of 1.25 times the amount deferred.

The restricted stock that the executive officer has elected to receive in lieu of the executive officer’s base salary cliff vests on January 1 of the year following the election deferral, provided that the executive officer is an employee of the Company or a subsidiary on that date. The premium shares (the additional 25%) cliff vest on January 1 of the second year following the election deferral, provided that the executive officer is an employee of the Company or a subsidiary on that date.

Annual Incentive Awards

The annual incentive awards available to our executive officers are intended to reward executives for the achievement of annual goals related to key business drivers, and to communicate to executives the key business goals of the Company from year to year. In general, the compensation committee uses the Company’s STIP to make annual incentive awards for our executive officers based on company and individual performance. The compensation committee retains discretion under the STIP to adjust individual performance goals and to reward executive officers for individual achievement not reflected in the STIP performance measures.

The compensation committee does not target a specific market position relative to the peer group for annual incentive awards but seeks to pay competitively and in line with the Company’s peer group. The compensation committee takes into consideration the Company's relative positioning compared to our peer group in establishing the range of possible payouts under the STIP.

2023 Annual Incentive Awards

For fiscal year 2023, the compensation committee established annual incentive awards under the STIP based upon the achievement of corporate performance goals and individual performance goals. The corporate performance goals were based on the following measures:

Net Debt to Gross Asset Value
•the average of the Company’s total indebtedness at each quarter end date during fiscal year 2023, with net debt calculated as indebtedness less any cash balances, divided by the value of the Company’s gross assets at each quarter end date
•promotes a strong balance sheet and discourages overleveraging
•a healthy leverage ratio is important as it measures our ability to maintain our credit ratings and access the capital markets at favorable rates

General and Administrative (“G&A”) Expenses as percentage of Gross Assets	•the Company's annual G&A expenses as compared to the Company's ending gross asset balance •reflects the ability to generate sufficient earnings to meet debt obligations as the portfolio grows
Net Executed Absorption
•the net executed absorption compares the difference between the total leased space and the total vacated space during the fiscal year 2023
•net executed absorption is important as it highlights strong leasing demand and stability, as well as rent growth and tenant retention

Investment grade related Gross Leasable Area (“GLA”)
•the GLA that is leased to an investment grade-rated tenant or a subsidiary of an investment grade-rated entity divided by the Company’s total leased GLA. For purposes of this calculation, certain tenants have implied investment grade ratings based on the strength of their financial statements
•tenant quality is important as it helps to measure the financial strength of our tenants and the quality of our underwriting, and accordingly, the reliability of our projected income stream

The compensation committee removed the Funds Available for Distribution (“FAD”) Per Share Growth metric and added the Net Executed Absorption metric for the 2023 STIP awards to drive strong leasing demands, which is core to the Company’s business.

For fiscal year 2023, the compensation committee set the following goals and weightings for the above corporate performance measures.

Weighting as % of Annual Incentive Opportunity Under Corporate Performance Goals	Corporate Performance Goals	Threshold	Target	Max	Achievement
30%	Net Debt to Gross Asset Value	35.0%	32.0%	30.5%	28.3%
30%	G&A Expenses as percentage of Gross Assets	0.710%	0.670%	0.640%	0.611%
30%	Net Executed Absorption	20,000 sq ft	40,000 sq ft	60,000 sq ft	1,734 sq ft
10%	Investment grade related GLA	66.00%	66.80%	67.00%	67.10%

For fiscal year 2023, the compensation committee also established individual performance goals for the Chief Executive Officer and the other executive officers based on recommendations from the Chief Executive Officer. The compensation committee evaluates the individual performance for the Chief Executive Officer and the other executive officers in making its determination of annual incentive payouts under the STIP.

Highlights of the individual performance goals achieved for each NEO for fiscal year 2023 include:

John T. Thomas	Spearheaded the pending merger with Healthpeak, to create the pre-eminent owner, operator, and developer of real estate for healthcare discovery and delivery.
Jeffrey N. Theiler	Successfully negotiated and executed the Company’s $400 million term loan, enhancing the Company’s liquidity and financial flexibility in a rising interest rate environment. Mr. Theiler also directed the assessment of several strategic initiatives to drive long-term value creation for shareholders, optimizing the Company’s financial standing and growth prospects.
D. Deeni Taylor	Directed the sourcing and development of new outpatient medical assets, spearheading the company's inaugural ground-up development of world-class outpatient medical facilities. Mr. Taylor played a pivotal role in refining the Company’s development strategies to effectively address market challenges.
Mark D. Theine	Led teams responsible for portfolio operations, including the leasing team, which continues to consistently produce exceptional tenant retention rates and leasing renewal spreads. Additionally, under Mr. Theine’s leadership, the Company's ESG team garnered 16 new Energy Star certifications, 7 new IREM Certified Sustainable Property designations, and maintained an “A” rating in the 2023 GRESB Public Disclosure Level, achieving a score of 98 out of 100 and retaining the top position in its health care comparison group for the second consecutive year. Moreover, the Company was honored by Nareit as the Leader in the Light winner for the health care sector.
John W. Lucey	Led the enhancement of our Company’s retirement policy, ensuring alignment with evolving industry standards. Mr. Lucey championed the continued refinement of our public reporting disclosures, emphasizing increased clarity and comprehensive information to shareholders. Mr. Lucey has also dedicated significant time and energy to mentor, develop, and refine the Company’s accounting team and processes, ensuring continued operational excellence and accuracy in financial reporting.

The relative weight of each of the various individual performance goals for a NEO was equal; however, no single individual goal was material to the committee’s decisions. Rather, the compensation committee considered the executive’s performance against the overall individual goals and the Chief Executive Officer’s assessment of each executive’s overall performance.

For each NEO, the compensation committee also determined the relative weighting of corporate versus individual performance goals. For fiscal year 2023, the weighting for each NEO’s annual incentive award was as follows:

Officer	Corporate Performance Goals	Individual Performance Goals
John T. Thomas	80%	20%
Jeffrey N. Theiler	70%	30%
D. Deeni Taylor	70%	30%
Mark D. Theine	70%	30%
John W. Lucey	60%	40%

Based on competitive market practices for annual incentives and our compensation strategy, the compensation committee set a target award opportunity for each of our executive officers. The target represents the amount of incentive compensation the executive officer would recognize when corporate and individual performance meets expected results, or is on “target.” The table below reflects the payout as a percentage of an executive officer’s base salary for fiscal year 2023. Maximum performance is capped at 200% of base salary for Mr. Thomas, and at 150% for all other NEOs. To simplify the presentation, certain intermediate payouts are not shown; however, payouts were determined by linear interpolation when performance occurred between the payout levels described below. If the executive officer’s performance were below threshold in all applicable corporate and individual performance measures, no annual incentive compensation would be payable.

Officer	At Threshold Achievement (% of base salary)	At Target Achievement (% of base salary)	At or Above Maximum Achievement (% of base salary)
John T. Thomas	50%	100%	200%
Jeffrey N. Theiler	50%	90%	150%
D. Deeni Taylor	50%	90%	150%
Mark D. Theine	50%	90%	150%
John W. Lucey	50%	75%	150%

2023 Annual Incentive Results

Based on the compensation committee’s assessment of the executive officers’ achievement of the corporate and individual performance goals, and using linear interpolation, the following payouts were approved by the compensation committee to the NEOs under the STIP:

Officer	Fiscal 2023 Incentive Target	Fiscal 2023 Incentive Payout (% of base salary)	Fiscal 2023 Incentive Payout
John T. Thomas	$918,000	140.0%	$1,285,200
Jeffrey N. Theiler	522,900	105.0%	610,100
D. Deeni Taylor	498,600	105.0%	581,700
Mark D. Theine	428,400	105.0%	499,800
John W. Lucey	313,500	105.0%	438,900

Long-Term Incentive and Equity Awards

The compensation committee designed the Company’s long-term incentive program and grant of equity awards to align the interests of our executive officers with the interests of our shareholders and to reward the executive officers for the achievement of long-term goals. Our long-term incentive and equity award program is critical to the attraction and retention of key executive talent and therefore represents a significant portion of the executive officers’ total direct compensation. The Equity Plan serves as the governing document for long-term incentive and equity awards for our executive officers. The Company plans to terminate the Equity Plan upon the closing of the Mergers.

The compensation committee does not target a specific market position relative to the peer group for long-term and equity incentive awards but seeks to pay competitively and in line with the Company’s peer group. The compensation committee considers the relative positioning of the Company compared to the peer group in establishing the range of possible payouts under the Equity Plan. In making its determination on what type of awards to grant, the compensation committee considers the following:

•Peer group compensation, including the components of compensation and the total direct compensation paid to executives of peer group companies;
•General trends in long-term incentive and equity grants; and
•The effect of having the NEOs receive a significant portion of their total direct compensation in equity awards to motivate and provide an incentive for these officers and to align their interests with those of our shareholders.

2023 Long-Term Incentive and Equity Awards Program Design

The fiscal year 2023 long-term incentive and equity program consisted of a combination of time-based restricted common shares and performance-based restricted stock units. The allocation between each type of equity award was determined by the compensation committee based on input from FPC and the Chief Executive Officer.

Based on competitive market practices for long-term incentive and equity awards, and our compensation strategy, the compensation committee approved equity awards for each executive officer for the fiscal year 2023. On average, 57% of the equity-based compensation granted to our NEOs, including the associated dividend equivalent units, is also performance-based compensation. Fiscal year 2023 grants were made on March 1, 2023, and the number of shares awarded was determined based on the closing price of the Company’s common shares on the grant date. Information regarding the equity awards made to the NEOs is set forth in the Grants of Plan-Based Awards in 2023 table.

Officer	2023 Time-Based Restricted Common Shares	2023 Performance-Based Restricted Stock Units Target Grant	2023 Salary Deferral Premium(1)	Total Target Grant
John T. Thomas	$918,000	$1,489,697	$22,250	$2,429,947
Jeffrey N. Theiler	522,900	754,265	—	1,277,165
D. Deeni Taylor	498,600	719,215	26,500	1,244,315
Mark D. Theine	428,400	617,957	42,500	1,088,857
John W. Lucey	250,800	406,991	19,250	677,041
(1) See our discussion on the Salary Deferral Program above.

Time-Based Restricted Common Shares

The compensation committee chose to award restricted common shares because they provide meaningful retentive value to our key executives, help smooth out market volatility, and are cost efficient. The time-based restricted common shares granted in March 2023 vest in full one year after the grant date, so long as the participant remains employed by the Company.

Performance-Based Restricted Stock Units

Performance-based restricted stock units were granted to each NEO. The compensation committee chose to grant performance-based restricted stock units in order to motivate executives to achieve long-term strategic goals, create long-term shareholder value, and provide an incentive to outperform similarly-situated companies as measured by relative total shareholder return and other metrics.

The performance-based restricted stock units vest after a three-year performance period, if at all, and are payable in common shares based on the number of restricted stock units that actually vest. The extent to which the awards will vest is contingent upon the satisfaction of key corporate performance goals established when granted.

Grant of 2023 PSU Awards

For fiscal year 2023, the compensation committee granted new three-year performance-based restricted stock unit (“PSU”) awards. Performance goals for these awards were established by the compensation committee and are described in detail below:

DOC Total Shareholder Return compared to Select Health Care REIT Peers	the percentage rate of return during the 3-year period of 2023-2025 compared to the rate of return of select health care REIT peers, assuming reinvestment of all dividends during the performance period
FFO Per Share Growth compared to 2022 base	the 3-year growth in FFO per share which excludes any material one-time FFO adjustments
Net Debt to Gross Asset Value	the Company’s total indebtedness, less any cash balances, divided by the value of the Company’s gross assets at the end of the performance period
ESG Scorecard	the number of points obtained out of 10 for achieving certain environmental, social, and governance goals

The compensation committee changed some of the performance metrics and weightings for the 2023 awards from the prior year’s awards because the committee believed that achievement of these 2023 performance metrics could be influenced more directly by the executives’ actions and would enhance shareholder value. In 2023, the compensation committee introduced the ESG Scorecard metric as part of the 2023 long-term incentive award. This metric encompasses the count of new IREM-certified buildings, replacing the previous IREM metric. In 2023, the compensation committee also replaced the FAD Per Share Growth metric with an FFO Per Share Growth metric. This change aligns our long-term performance goals more closely to our peers. As part of these changes, the compensation committee re-weighted all of the 2023 performance metrics as shown below.

For fiscal year 2023, the compensation committee set the following goals and weightings for the above corporate performance measures:

Weighting as % of Annual Incentive Opportunity Under Corporate Performance Goals	Corporate Performance Goals	Threshold	Target	Max	Measurement
30%	DOC Total Shareholder Return compared to select health care REIT Peers	25th Percentile	50th Percentile	75th Percentile	Compared to seven Health Care Peers with one of the seven having three-times heavier weighting due to being MOB peers
30%	FFO Per Share Growth compared to 2022 base	1.0%	2.0%	3.0%	Increase in FFO per share
20%	Net Debt to Gross Asset Value	39.0%	35.0%	30.5%	Ratio at the end of the performance period
20%	ESG Scorecard	7	8	10	Achieve certain ESG goals

For each goal, performance below threshold would result in no vesting, performance at threshold would result in vesting of 50% of the award, performance at target would result in vesting of 100% of the award, and performance at maximum would result in vesting of 300% of the award. For performance between threshold and target, or between target and maximum, linear interpolation was used.

Actual performance will be determined at the end of the three-year performance period ending on December 31, 2025.

Settlement of Previously Granted PSU Awards

In 2024, following the completion of the three-year performance period of 2021-2023, the Company settled the performance-based restricted stock unit awards that were granted in 2021. Performance goals for these awards were established by the compensation committee in 2021. The metrics, weighting, threshold, target, and maximum goals for each metric, and actual performance are shown in the table below:

Measurement	Weighting	Threshold	Target	Max	Achievement
DOC Total Shareholder Return compared to Health Care MOB Peers	20%	Average of Peers less 200 bps	Average of Peers	Average of Peers plus 200 bps	Average of Peers plus 2053 bps
DOC Total Shareholder Return compared to specific Nareit Health Care Peers	20%	25th %	50th %	75th %	47th %
FAD Per Share Growth compared to 2020 base	20%	1.0%	2.0%	3.0%	-0.4%
Net Debt to Gross Asset Value	20%	39.0%	35.0%	31.0%	28.6%
IREM Certified Sustainable Property (“CSP”) Buildings	20%	20	26	30	45

For each goal, performance below threshold would result in no vesting, performance at threshold would result in vesting of 50% of the award, performance at target would result in vesting of 100% of the award, and performance at maximum would result in vesting of 300% of the award. For performance between threshold and target, or between target and maximum, linear interpolation was used.

Each NEO was granted a 2021 performance-based restricted stock unit award and based on the actual results, the award vested at 198.8% of target.

Other Elements of Compensation

In addition to the primary elements of total direct compensation described above, the NEOs are eligible to participate in employee benefits and group insurance programs generally available to employees, as well as additional programs and benefits described below. Further detail regarding the compensation related to these programs and benefits is provided in the Summary Compensation Table and the All Other Compensation in 2023 table.

401(k) Plan

The Company maintains a 401(k) plan which is intended to be a tax qualified defined contribution plan under Section 401(k) of the Code for all eligible employees. The 401(k) plan allows all eligible employees to contribute up to 100% of their base salary and bonus, up to limits imposed by the Code. The Company adds a cash match to its 401(k) plan for all participants, including those executive officers who participate in the 401(k) plan. The Company matches 100% of the first 3% of compensation deferred as contributions plus 50% of the next 2% deferred as contributions. The 401(k) plan also allows for discretionary profit sharing contributions. Employer contributions, if any, vest immediately. The Company plans to terminate the 401(k) plan upon the closing of the Mergers.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan allows all active full-time employees, excluding certain employees who are citizens or residents of a non-U.S. jurisdiction, to purchase our common shares through payroll deductions at a 15% discount to the lower of the market price on the first trading day of the six-month purchase period or the last trading day of the six-month purchase period. No plan participant is allowed to purchase more than $25,000 in market value of our common shares under the plan in any calendar year, or own or hold outstanding purchase rights to purchase common shares possessing 5% or more of the total combined voting power of all classes of our capital stock. In fiscal year 2023, all NEOs participated in our Employee Stock Purchase Plan. The Employee Stock Purchase Plan was suspended on January 1, 2024, in connection with the pending Mergers. The Company plans to terminate the Employee Stock Purchase Plan upon the closing of the Mergers.

Dividends

Our NEOs receive dividends on unvested restricted common share awards and accumulate dividend equivalents that are paid in cash upon vesting of performance-based restricted stock unit awards. Dividends for 2023 paid on unvested restricted common shares are disclosed in the All Other Compensation in 2023 portion of the Summary Compensation Table, and dividend equivalents paid are included in the grant date fair value of our performance-based restricted stock units.

Perquisites

Pursuant to the terms of their respective employment agreements, each NEO is entitled to reimbursement of up to $15,000 annually for reasonable professional expenses to receive personal advice from certain professional advisors.

Additional Compensation Plan Features and Policies

Post-Employment Compensation

Severance and change of control benefits are provided to our NEOs pursuant to the terms of their respective employment agreements, as well as under our incentive plans. These benefits are discussed at greater length in the section “Employment Agreements with Named Executive Officers” and “Potential Payments Upon a Change in Control and/or Termination”.

Clawback Provision (Recovery of Incentive Payments)

Each of our NEOs’ respective employment agreements contain a clawback provision that provides that any compensation paid to the executive is subject to recovery by the Company, and the executive is required to repay such compensation, in the event of a material financial restatement. In addition, the STIP contains a similar provision that subjects any incentive compensation paid under the STIP to recovery by the Company in the event of a similar circumstance.

Additionally, the individual award agreements for the performance-based restricted stock units granted under the Equity Plan contain a provision that subjects the awards covered by the agreements to any recoupment or “clawback” policy applied with prospective or retroactive effect. In 2023, the Company also adopted a clawback policy in compliance with the Dodd-Frank Act.

Stock Ownership Guidelines

The compensation committee encourages our executive officers and trustees to own our common shares because we believe such ownership provides strong alignment of interests between executives or trustees and our shareholders. Our stock ownership guidelines recommend that the Chief Executive Officer and other executive officers and trustees achieve the targeted level of ownership within five years of the adoption of the stock ownership guidelines or five years from the date of hire, promotion, appointment, or election, as applicable, of such person. Ownership for purposes of these guidelines includes all shares owned by the officer or trustee or an immediate family member sharing the same household, restricted stock, restricted stock units, deferred stock or units and all performance stock units for which the performance conditions to vesting have been met. The determination of an individual’s ownership level is reviewed annually. The chart below shows our stock ownership guidelines.

Title	Guideline
Chief Executive Officer	Five times base salary
Other Executive Officers	Three times base salary
Non-Employee Trustees	Three times annual cash retainer

Hedging / Pledging Prohibitions and Insider Trading Policy

The Company maintains an insider trading policy that prohibits against various trading activities in the Company’s securities, including prohibitions on trading using material non-public information acquired by our trustees or employees during the performance of their duties. Trustees and employees, including executives, are strongly discouraged from trading in the Company’s securities on a short-term basis, and are encouraged to hold all securities purchased in the open market for a minimum of six months. Trustees and executives are subject to "short-swing profit recovery" for any profit realized on the purchase and sale or sale and purchase of the Company's securities within any six-month period. Additionally, trustees and employees, including executives, are strongly discouraged from purchasing the Company’s securities on margin or pledging the Company’s securities as collateral for margin loans, engaging in hedging transactions, trading in puts, calls, and straddles on the Company’s securities, conducting short sales of the Company’s securities, and maintaining standing or limit orders on the Company’s securities (other than pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act). As a practical matter, the Company’s insider trading policy strongly discourages trustees and employees from entering into most hedging and pledging arrangements.

Under the Company’s insider trading policy, trustees, NEOs and other employees with access to material non-public information about the Company or another company are prohibited from engaging in transactions in the Company’s securities during blackout periods (other than pursuant to a pre-approved trading plan that complies with Rule 10b5-1 under the Exchange Act).

Tax Deductibility Implications of Executive Compensation

The compensation committee reviews and considers the deductibility of executive compensation. Changes in tax laws or their interpretation and other outside factors may affect the deductibility of certain compensation payments. For example, changes to Section 162(m) of the Code under the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, generally places a limit of $1 million on the amount of applicable compensation paid to our NEOs that we may deduct each year for taxable years beginning after December 31, 2017.

However, as a REIT, the Company is not subject to federal income taxes to the extent the Company distributes at least 90% of its REIT taxable income to its shareholders. As a result, the compensation committee has awarded compensation, including the 2023 annual incentive awards paid to our NEOs, that may not be fully tax deductible when the committee believes that doing so is in the best interests of our shareholders. If deductibility were to become an issue, the compensation committee may consider various alternatives to preserve the deductibility of compensation payments to executive officers and other benefits to the extent reasonably practical and to the extent consistent with the Company’s other compensation objectives. There is no guarantee that compensation payable pursuant to any of the Company’s compensation programs will ultimately be deductible by the Company.

Compensation Committee Report

The compensation committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, the compensation committee recommended to the Board of Trustees that the Compensation Discussion and Analysis be included in the Company’s Annual Report on 10-K for the year ended December 31, 2023.

Submitted by the compensation committee of the Board of Trustees

Stanton D. Anderson, Chairman
William A. Ebinger, M.D.
Governor Tommy G. Thompson
Ava E. Lias-Booker

Executive Compensation Tables

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to or earned by each of the NEOs listed below.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
John T. Thomas	2023	$1,000,994	$2,429,947	$1,285,200	$91,706	$4,807,847
President and Chief Executive Officer	2022	944,231	2,565,529	1,769,400	69,287	5,348,447
	2021	923,554	2,523,313	1,384,000	57,595	4,888,462
Jeffrey N. Theiler	2023	633,810	1,277,165	610,100	53,385	2,574,460
Executive Vice President - Chief Financial Officer	2022	551,631	1,269,046	787,500	47,268	2,655,445
	2021	534,843	1,246,057	614,400	44,657	2,439,957
D. Deeni Taylor	2023	554,000	1,244,315	581,700	69,041	2,449,056
Executive Vice President - Chief Investment Officer	2022	570,535	1,269,046	787,500	50,724	2,677,805
	2021	560,837	1,246,057	614,400	47,732	2,469,026
Mark D. Theine	2023	550,696	1,088,857	499,800	68,569	2,207,922
Executive Vice President - Asset Management	2022	459,228	1,021,510	633,900	43,490	2,158,128
	2021	450,031	1,002,670	494,400	40,928	1,988,029
John W. Lucey	2023	435,266	677,041	438,900	52,035	1,603,242
Chief Accounting and Administrative Officer	2022	400,846	668,617	576,400	36,233	1,682,096
	2021	392,625	656,359	450,000	33,014	1,531,998
(1)Includes the value of equity received in lieu of cash which is reflected in the Grants of Plan-Based Awards Table and discussed above in the Salary Deferral Program paragraph. Also includes vacation accrued but unused that was paid out to the respective NEOs in January 2023 and December 2023. In January 2023, such amounts were $57,572, $25,994, $0, $36,615, and $17,266 for Messrs. Thomas, Theiler, Taylor, Theine, and Lucey, respectively. In December 2023, such amounts were $25,422, $26,816, $0, $38,081, and $0 for Messrs. Thomas, Theiler, Taylor, Theine, and Lucey, respectively.
(2)Represents the aggregate grant date fair value computed in in accordance with FASB ASC Topic 718 of awards of restricted common shares and awards of performance-based restricted stock units made to the NEOs under the Equity Plan. Aggregate grant date fair value reported is based upon the closing price per share on the date of grant, and the amount for performance-based awards reflects the target level. The maximum number of common shares that could be issued under the 2023 performance-based restricted stock unit awards is three times the target number of shares, which would result in a value of $4,469,091, $2,262,795, $2,157,643, $1,853,871, and $1,220,973 to Messrs. Thomas, Theiler, Taylor, Theine, and Lucey, respectively, based on the closing price per share on the date of grant and market value for certain market-related performance measures. Further detail with respect to these awards are included in Note 9 (Stock-based Compensation) to the Company’s audited financial statements for the year ended December 31, 2023. Also includes an amount equal to 25% of the amount of the deferred base salary pursuant to the election made by each of Messrs. Thomas, Taylor, Theine, and Lucey.
(3)Represents non-equity incentive plan compensation paid to the NEOs under the STIP.
(4)See the “All Other Compensation in 2023” table following the Summary Compensation Table for information with respect to these amounts.

All Other Compensation in 2023

The following table sets forth certain information with respect to the “All Other Compensation” column of the Summary Compensation Table for 2023 for the NEOs.

Name	Dividends(1)	Professional Services(2)	Other(3)	401(k) Matching Contributions(4)	Total
John T. Thomas	$62,682	$15,000	$824	$13,200	$91,706
Jeffrey N. Theiler	31,221	8,500	464	13,200	53,385
D. Deeni Taylor	38,505	15,000	2,336	13,200	69,041
Mark D. Theine	38,993	15,000	1,376	13,200	68,569
John W. Lucey	21,154	15,000	2,681	13,200	52,035
(1)Represents the $0.230 per share dividends for the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023, each of which is payable on unvested restricted common shares owned by each NEO, but excludes dividend equivalent rights credited to unvested performance-based restricted stock units, which were previously factored into the grant date fair value for such performance-based restricted stock units.
(2)Represents professional expenses from certain professional advisors including tax, investment, and accounting services.
(3)Represents the aggregate value of taxable gifts, taxable life insurance, and spousal travel to accompany the NEO on business trips.
(4)Represents matching contributions by the Company to the 401(k) plan for each of the NEOs.

2023 Grants of Plan-Based Awards Table

The following table provides information about equity and non-equity awards granted to the NEOs in 2023.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date	Date Approved	Threshold	Target	Maximum	Threshold	Target	Maximum
John T. Thomas	1/1/2023	11/2/2022							6,151	(4)	89,000
	1/1/2023	11/2/2022							1,538	(5)	22,250
	3/1/2023	2/20/2023							62,449	(6)	918,000
	3/1/2023	2/20/2023				46,837	93,674	281,022			1,489,697
		2/20/2023	$459,000	$918,000	$1,836,000
Jeffrey N. Theiler	3/1/2023	2/20/2023							35,572	(6)	522,900
	3/1/2023	2/20/2023				23,715	47,429	142,287			754,265
		2/20/2023	290,500	522,900	871,500
D. Deeni Taylor	1/1/2023	11/2/2022							7,326	(4)	106,000
	1/1/2023	11/2/2022							1,831	(5)	26,500
	3/1/2023	2/20/2023							33,919	(6)	498,600
	3/1/2023	2/20/2023				22,613	45,225	135,675			719,215
		2/20/2023	277,000	498,600	831,000
Mark D. Theine	1/1/2023	11/2/2022							11,748	(4)	170,000
	1/1/2023	11/2/2022							2,937	(5)	42,500
	3/1/2023	2/20/2023							29,143	(6)	428,400
	3/1/2023	2/20/2023				19,429	38,858	116,574			617,957
		2/20/2023	238,000	428,400	714,000
John W. Lucey	1/1/2023	11/2/2022							5,321	(4)	77,000
	1/1/2023	11/2/2022							1,330	(5)	19,250
	3/1/2023	2/20/2023							17,062	(6)	250,800
	3/1/2023	2/20/2023				12,796	25,592	76,776			406,991
		2/20/2023	209,000	313,500	627,000

(1)On February 20, 2023, the compensation committee established threshold, target, and maximum cash payouts under the Company’s STIP to each of the NEOs for 2023. Actual payout amounts under the STIP for 2023 are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. The business measurements and performance goals for determining the payouts under the STIP and with respect to the awards are described in the “Compensation Discussion and Analysis” section.
(2)These columns show the threshold, target, and maximum number of common shares that could be issued in connection with performance-based restricted stock units granted in 2023 under the Company’s Equity Plan to each of the NEOs. The exact number of shares to be issued depends upon, among other things, the Company’s financial performance, as described in the “Compensation Discussion and Analysis” section. Subject to continued service of the NEO, the shares, if any, will be issued following the performance period end date of December 31, 2025.
(3)Amounts represent the grant date fair value calculated in accordance with FASB ASC Topic 718. Performance-based restricted stock units are reflected at target value. Further detail with respect to these awards is included in Note 9 (Stock-based Compensation) to the Company’s audited financial statements for the year ended December 31, 2023.
(4)Represents restricted common shares granted in 2023 under the Salary Deferral Plan for each of Messrs. Thomas, Taylor, Theine, and Lucey, which vested on January 1, 2024, and are reflected using the grant date per share closing price of $14.47.
(5)Represents the premium restricted common shares granted in 2023 under the Salary Deferral Plan for each of Messrs. Thomas, Taylor, Theine, and Lucey, which will vest on January 1, 2025, and are reflected using the grant date per share closing price of $14.47.
(6)Represents restricted common shares granted in 2023 under the Equity Plan, which will vest on March 1, 2024, and are reflected using the grant date per share closing price of $14.70.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth all outstanding equity awards held by each of our NEOs as of December 31, 2023, including any unvested restricted common shares and performance-based restricted stock units with performance and/or service conditions that had not yet been satisfied as of December 31, 2023.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
John T. Thomas	479,086	$6,376,635	525,954	$7,000,448
Jeffrey N. Theiler	106,544	1,418,101	258,402	3,439,331
D. Deeni Taylor	114,048	1,517,979	251,790	3,351,325
Mark D. Theine	100,939	1,343,498	210,039	2,795,619
John W. Lucey	62,701	834,550	140,607	1,871,479
(1)Represents a number of performance-based restricted stock units granted to each of the NEOs in 2021, which vested on January 18, 2024, and correspond to the number of common shares that were issued at a performance level of 198.8% based on performance criteria over a three-year performance period ending December 31, 2023. This total also includes time-based common shares granted to each of the NEOs in 2023, which will vest on March 1, 2024 and January 1, 2025. In February 2020, the compensation committee recommended, and the Board approved, a special long-term retention award of restricted stock units, one-half of which vests after four years and one-half of which vests after five years from the grant date, to our CEO to incentivize and retain him. The special long-term award was made to our CEO prior to the COVID-19 outbreak in the United States.
(2)The value is based on the $13.31 closing price per share of our common shares on December 31, 2023.
(3)Represents a number of performance-based restricted stock units granted to each of the NEOs in 2022 and 2023, which will vest, if at all, based on achievement of performance criteria over a performance period ending December 31, 2024 and December 31, 2025, respectively, subject to the terms of the grant. As of December 31, 2023, actual performance for the 2022 and 2023 performance-based awards were between target and maximum levels; therefore, the number of common shares for these performance-based awards corresponds to the number of common shares that would be issued at the maximum performance level of 300%. The actual number of common shares, if any, to be issued and actual payout value of unvested common shares with respect to the performance-based awards will be determined based on achievement of performance criteria over a three-year performance period, subject to the terms of the grant of such awards.

2023 Option Exercises and Stock Vested Table

The following table contains information about the vesting of awards of restricted common shares held by the NEOs in 2023.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting(3)
John T. Thomas	250,735	$3,758,438
Jeffrey N. Theiler	121,984	1,827,558
D. Deeni Taylor	121,984	1,827,558
Mark D. Theine	98,168	1,470,746
John W. Lucey	62,931	943,122
(1)If an NEO used share withholding to satisfy the tax obligations with respect to the vesting of restricted common shares, the number of shares acquired and the value realized were less than the amounts shown.
(2)Represents a number of performance-based restricted stock units granted to each of the NEOs in 2020, which vested in February 2023, and correspond to the number of common shares that were issued at a performance level of 292.0% based on performance criteria over a three-year performance period ending December 31, 2022. This total also includes restricted common shares granted to each of the NEOs in 2022, which vested in March 2023.
(3)Value realized upon vesting is based on the closing price per share of the Company’s common stock on the vesting date.

Employment Agreements with Named Executive Officers

On October 20, 2023, the Company entered into employment agreements with each of Mr. Thomas, Mr. Theiler, Mr. Taylor, Mr. Theine, and Mr. Lucey, which by their terms replaced the Company’s prior employment agreements with each of the executives. Mr. Thomas serves as our President and Chief Executive Officer, Mr. Theiler serves as our Executive Vice President and Chief Financial Officer, Mr. Taylor serves as our Executive Vice President and Chief Investment Officer, Mr. Theine serves as our Executive Vice President of Asset Management, and Mr. Lucey serves as our Chief Accounting & Administrative Officer, in each case until December 31, 2026. The employment term automatically renews for successive one-year terms, provided that the number of such additional terms may not exceed two, and unless earlier terminated in accordance with the respective agreement’s provisions, the agreements automatically terminate on December 31, 2028. The employment agreements for each NEO have been publicly filed with the SEC. The Company does not maintain a separate severance or change in control agreement or policy that would apply to the NEOs.

The employment agreements provide that each of Mr. Thomas, Mr. Theiler, Mr. Taylor, Mr. Theine, and Mr. Lucey is entitled to an annual base salary of $918,000, $581,000, $554,000, $476,000, and $418,000, respectively, subject to such annual increases as the compensation committee may approve, reimbursement of up to $15,000 annually for reasonable professional expenses to receive personal advice from certain professional advisors, and other benefits and group insurance programs generally available to other employees and our other executives. Each executive is entitled to receive an annual cash bonus opportunity for each calendar year during his employment based upon performance goals that are established by the Board or the compensation committee, as the case may be, in its sole discretion. Under Mr. Thomas’ employment agreement, he has the right to be nominated to be a member of the Board and any executive committee (or similar committee) of the Board for the term of his employment agreement. The compensation committee uses the STIP in general to make annual incentive awards for our executive officers based on company and individual performance. Each executive is eligible to receive options, restricted shares, or other awards under the Equity Plan at the discretion of the compensation committee. The Company plans to terminate the Equity Plan upon the closing of the Mergers.

Each executive’s employment agreement provides that it may be terminated at any time and the executive will be entitled to receive any accrued but unpaid amounts through the date of termination, including base salary and vacation pay (together, the “Accrued Obligations”) and nonforfeitable benefits payable to him under any benefit plans maintained by us. Provided the executive is not terminated by us for “cause,” he may be entitled to receive additional benefits or severance upon termination, as described below.

If the executive’s employment is terminated voluntarily by the executive without “good reason,” subject to his continued compliance with the restrictive covenants set forth in his employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to receive a pro-rated annual bonus based on the actual achievement of any performance goal(s). If such voluntary termination is due to the executive’s “retirement,” he would also be entitled to pro-rata vesting of any restricted stock awards and to continued vesting of a pro-rata portion of any performance-based restricted stock unit awards, subject to actual achievement of any performance goals.

If the executive’s employment is terminated by us without “cause” or by the executive for “good reason” other than within the 12 months commencing on the date of a “change in control,” then subject to his continued compliance with the restrictive covenants set forth in his employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to (i) severance pay equal to 24 months of his then current base salary, (ii) accelerated vesting of any unvested equity awards, (iii) continued coverage under any health insurance program maintained by us for a period of 12 months and (iv) a lump sum payment equal to two times the average of the annual bonuses paid to him for the two years ending prior to his termination date, subject to certain restrictions under the respective employment agreement.

If the executive’s employment is terminated by us due to non-renewal of the employment agreement or by automatic termination of the employment agreement on December 31, 2028, subject to his continued compliance with the restrictive covenants set forth in his employment agreement and a requirement that he timely return and not revoke an executed release agreement, and provided he does not enter into a new employment agreement with the Company for a period commencing before or immediately after December 31, 2028, he would be entitled to (i) severance pay equal to six months of his then current base salary, (ii) vesting of performance-based awards based on the actual level of achievement of the performance goals under the award, which would be pro-rated based on the executive’s period of service during the performance period, (iii) accelerated vesting of any awards not subject to performance-based vesting conditions, and (iv) continued coverage under any health insurance program maintained by us for a period of 6 months.

In the event of a change in control, if and to the extent that outstanding equity awards granted to the executive are not continued, assumed or replaced in connection with a change in control, such awards would become fully vested, at the maximum level of achievement in the case of performance-based awards, and, in the case of options, exercisable in full. In addition, if at any time during the 12 consecutive months commencing on the occurrence of a change in control (i) the executive is involuntarily terminated by us (other than for “cause”), or (ii) the executive terminates his employment for “good reason,” or (iii) the Company gives notice of non-renewal of his employment agreement, or (iv) such 12 months period includes December 31, 2028, in lieu of the severance pay amount described above for termination by us without “cause”, termination by the executive for “good reason,” or termination by us due to non-renewal of the employment agreement, then (A) the executive would be entitled to severance pay in a lump sum cash payment equal to three times in the case of Mr. Thomas, and two times in the case of each of Mr. Theiler, Mr. Taylor, Mr. Theine and Mr. Lucey, the sum of (i) his base salary as in effect at the time of the change in control, and (ii) the average of the annual bonuses paid to him for the prior two fiscal years of the Company ending prior to the change in control, if any, and (B) any options, restricted shares or other awards granted to the executive under the Equity Plan would become fully vested and, in the case of options, exercisable in full. For purposes of the foregoing, reference to “fully vested” in the case of performance-based awards means vesting at the maximum level of achievement. Each lump sum severance payment made to an executive will be reduced on a dollar-for-dollar basis by any portion of such payment received or receivable by him from any successor to the Company. Additionally, the executive would be entitled to continued coverage under any health insurance program maintained by us for a period of 18 months.

If the executive’s employment were terminated due to his “disability,” then subject to his continued compliance with the restrictive covenants set forth in his employment agreement and a requirement that he timely return and not revoke an executed release agreement, he would be entitled to (i) severance pay equal to 12 months of his then current base salary, (ii) accelerated vesting of any restricted stock or restricted stock units and (iii) accelerated vesting for performance-based awards based on the target level of achievement of the performance goals under the award.

If the executive’s employment were terminated due to his death, then his spouse or estate, as applicable, would be entitled to a lump sum payment equal to the Accrued Obligations plus a pro-rated annual bonus for the year of termination based on actual achievement of any performance goals thereunder and pro-rated based on the executive’s period of service during the performance period. In addition, the death benefits payable by reason of the executive’s death under any retirement, deferred compensation, life insurance or other employee benefit plan maintained by the Company shall be paid to the beneficiary designated by the executive, and the options, restricted shares or other awards held by the executive shall become fully vested and, in the case of options, exercisable in full. For purposes of the foregoing, reference to “fully vested” in the case of performance-based awards means vesting at the target level of achievement of the performance goals under the award.

Each executive’s employment agreement contains non-competition and non-solicitation restrictive covenants which apply during the term of the agreement and for one year following his termination, and a non-disparagement restrictive covenant that applies during and after the term of his employment with the Company.

The terms “cause,” “good reason,” “change in control,” “retirement,” and “disability” have the meanings set forth in each executive’s employment agreement.

Potential Payments Upon a Change in Control and/or Termination

The employment agreements with each of our NEOs provide for certain payments and benefits to the NEOs in the event of a change in control or termination either in connection with a change in control or during the normal course of business. The material terms of these current arrangements are set forth in the above section “Employment Agreements with Named Executive Officers.” In addition, awards granted to our NEOs under the Equity Plan provide for acceleration of vesting under certain circumstances.

The Company’s STIP does not include a change of control provision under which the NEO would be paid a bonus for that year upon the occurrence of a change of control. However, in order for an executive officer to be paid a bonus under the STIP, the executive officer must be employed by us on the last day of the performance period for which the incentive bonus is otherwise payable, which would be December 31 of the applicable year. If the officer were terminated following a change of control but prior to the year end, no bonus would be payable under the STIP for that year; however, under the terms of the executive officer’s employment agreement, the officer would receive a lump sum cash payment corresponding to the amount designated in the applicable employment agreement.

As provided for in the Merger Agreement, the Mergers will constitute a change in control as defined in the employment agreements. The Merger Agreement provides that the change in control-related severance benefits payable to the executive officers pursuant to their employment agreements will be paid in full as of the Company Merger Effective Time, irrespective of whether the executive officers continue to be employed by the Combined Company, subject to certain terms and conditions.

The following tables estimate the payments required to be made to each NEO in connection with (i) a termination of employment upon specified events or (ii) a change in control assuming a $13.31 per share price for the Company’s common shares, which represents the closing market price on December 31, 2023. The amounts shown also assume that the termination or change in control was effective December 31, 2023, and thus (i) reflect the amounts payable under the Company’s prior employment agreements with each of the NEOs and (ii) include amounts earned (including accrued but unpaid dividend equivalents for unvested performance-based restricted stock units) through such time and are estimates of the amounts which would be paid out to the NEOs. Therefore, the amounts shown do not reflect, for instance, any changes to base salaries or bonus targets effective in 2024, changes in the cost of health benefit plans, equity grants or equity that vested following December 31, 2023, or any other circumstances after December 31, 2023. The actual amounts paid can only be determined at the time of the termination of the NEO’s employment or a change in control. The terms “Cause,” “Good Reason,” “Change in Control,” “Retirement” and “Disability” have the meanings set forth in each executive’s employment agreement.

Mr. Thomas
Executive Benefits and Payments Upon Separation or Change in Control	Qualifying Termination Change in Control (1)	Resignation without Good Reason	Termination without Cause or Resignation for Good Reason	Termination due to Disability	Termination due to Retirement
Salary(2)	$2,754,000	$—	$1,836,000	$918,000	$—
Bonus	5,010,300	428,400	3,483,000	428,400	428,400
Accelerated Vesting of Unvested Equity Compensation(3)	13,377,060	—	13,377,060	9,713,562	9,713,562
Health Coverage	55,448	—	36,965	—	—
Dividend Equivalents	1,423,687	—	1,423,687	—	499,321
Total	$22,620,495	$428,400	$20,156,712	$11,059,962	$10,641,283
(1)“Qualifying Termination” means termination by the Company (or its successor) without Cause or by the officer for Good Reason within 12 months following a Change in Control.
(2)“Salary” also includes vacation accrued but unused as of December 31, 2023.

(3)See discussion under “Employment Agreements with Named Executive Officers” above for accelerated vesting of unvested equity compensation.

Mr. Theiler
Executive Benefits and Payments Upon Separation or Change in Control	Qualifying Termination Change in Control (1)	Resignation without Good Reason	Termination without Cause or Resignation for Good Reason	Termination due to Disability	Termination due to Retirement
Salary(2)	$1,162,000	$—	$1,162,000	$581,000	$—
Bonus	1,600,900	203,300	1,600,900	203,300	203,300
Accelerated Vesting of Unvested Equity Compensation(3)	4,857,426	—	4,857,426	3,039,706	3,039,706
Health Coverage	66,150	—	44,100	—	—
Dividend Equivalents	690,560	—	690,560	—	237,495
Total	$8,377,036	$203,300	$8,354,986	$3,824,006	$3,480,501
(1)“Qualifying Termination” means termination by the Company (or its successor) without Cause or by the officer for Good Reason within 12 months following a Change in Control.
(2)“Salary” also includes vacation accrued but unused as of December 31, 2023.
(3)See discussion under “Employment Agreements with Named Executive Officers” above for accelerated vesting of unvested equity compensation.

Mr. Taylor
Executive Benefits and Payments Upon Separation or Change in Control	Qualifying Termination Change in Control(1)	Resignation without Good Reason	Termination without Cause or Resignation for Good Reason	Termination due to Disability	Termination due to Retirement
Salary(2)	$1,150,616	$42,616	$1,150,616	$596,616	$42,616
Bonus	1,563,100	193,900	1,563,100	193,900	193,900
Accelerated Vesting of Unvested Equity Compensation(3)	4,869,298	—	4,869,298	3,110,249	3,110,249
Health Coverage	18,184	—	12,123	—	—
Dividend Equivalents	678,990	—	678,990	—	236,760
Total	$8,280,188	$236,516	$8,274,127	$3,900,765	$3,583,525
(1)“Qualifying Termination” means termination by the Company (or its successor) without Cause or by the officer for Good Reason within 12 months following a Change in Control.
(2)“Salary” also includes vacation accrued but unused as of December 31, 2023.
(3)See discussion under “Employment Agreements with Named Executive Officers” above for accelerated vesting of unvested equity compensation.

Mr. Theine
Executive Benefits and Payments Upon Separation or Change in Control	Qualifying Termination Change in Control(1)	Resignation without Good Reason	Termination without Cause or Resignation for Good Reason	Termination due to Disability	Termination due to Retirement
Salary(2)	$952,000	$—	$952,000	$476,000	$—
Bonus	1,300,300	166,600	1,300,300	166,600	166,600
Accelerated Vesting of Unvested Equity Compensation(3)	4,139,094	—	4,139,094	2,657,705	2,657,705
Health Coverage	55,333	—	36,888	—	—
Dividend Equivalents	559,379	—	559,379	—	191,344
Total	$7,006,106	$166,600	$6,987,661	$3,300,305	$3,015,649
(1)“Qualifying Termination” means termination by the Company (or its successor) without Cause or by the officer for Good Reason within 12 months following a Change in Control.
(2)“Salary” also includes vacation accrued but unused as of December 31, 2023.
(3)See discussion under “Employment Agreements with Named Executive Officers” above for accelerated vesting of unvested equity compensation.

Mr. Lucey
Executive Benefits and Payments Upon Separation or Change in Control	Qualifying Termination Change in Control(1)	Resignation without Good Reason	Termination without Cause or Resignation for Good Reason	Termination due to Disability	Termination due to Retirement
Salary(2)	$859,150	$23,150	$859,150	$441,150	$23,150
Bonus	1,161,600	146,300	1,161,600	146,300	146,300
Accelerated Vesting of Unvested Equity Compensation(3)	2,706,012	—	2,706,012	1,719,381	1,719,381
Health Coverage	44,434	—	29,622	—	—
Dividend Equivalents	377,015	—	377,015	—	130,319
Total	$5,148,211	$169,450	$5,133,399	$2,306,831	$2,019,150
(1)“Qualifying Termination” means termination by the Company (or its successor) without Cause or by the officer for Good Reason within 12 months following a Change in Control.
(2)“Salary” also includes vacation accrued but unused as of December 31, 2023.
(3)See discussion under “Employment Agreements with Named Executive Officers” above for accelerated vesting of unvested equity compensation.

CEO Pay Ratio

Pursuant to the Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the following information for the 2023 fiscal year:

•the median of the annual total compensation of all employees of our Company (excluding our CEO);
•the annual total compensation of our CEO; and
•the ratio of the annual total compensation of our CEO to the median of the total annual compensation of all of our employees (excluding our CEO).

Based on Item 402(u) and applicable SEC guidance and applying the methodology described below, we have determined that our CEO’s annual total compensation for 2023 was $4,807,847, and our reasonable good faith estimate of the median of the annual total compensation of all of our employees (excluding our CEO) for 2023 was $109,629. Accordingly, we estimate the ratio of our CEO’s annual total compensation for 2023 to the median of the annual total compensation of all of our employees (excluding our CEO) for 2023 was 44 to 1.

We selected December 31, 2023, which is a date within the last three months of fiscal 2023, as the date we would use to identify our median employee. To identify the median employee from our employee population, we used the amount of salary, bonus, other cash compensation, and, to the extent applicable, the value of equity awards made to employees under the Equity Plan. We used our payroll records to identify this information. In making this determination, we did not annualize compensation for those employees who did not work for the Company for the entire fiscal year. We also did not make any cost-of-living adjustments in identifying the median employee. We believe total compensation, including the value of equity awards granted to employees under the Company’s Equity Plan in 2023, is an appropriate and consistently applied compensation measure because a significant number of our employees participate in the Equity Plan.

Under Item 402(u) and applicable SEC guidance, each company has considerable flexibility to use a compensation measure to identify its median employee, provided the measure is consistently applied to all employees included in the calculation. Additionally, companies are afforded significant discretion as to the assumptions, adjustments and estimates it uses to identify the median employee or to determine annual total compensation of the median employee. Therefore, our 2023 pay ratio is not intended to facilitate a comparison to the pay ratio disclosed by any other company, including any company in our peer group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

Beneficial Ownership of the Company’s Securities

The following table sets forth certain information known to the Company with respect to beneficial ownership of our common shares and common shares issuable upon redemption of OP Units as of February 21, 2024 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s common shares; (ii) each member of the Board; (iii) the Company’s President and CEO and each of its other NEOs in the Summary Compensation Table; and (iv) all trustees and executive officers as a group. The percentage of shares owned is based on 238,911,308 common shares outstanding and 9,713,522 OP Units outstanding that are not held by the Company as of February 21, 2024.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date, including through (i) the exercise of any option, warrant or right, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, our common shares subject to options or other rights (as set forth above) held by that person that are exercisable as of February 21, 2024 or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Unless otherwise indicated, the address of each named person is c/o Physicians Realty Trust, 309 N. Water Street, Suite 500, Milwaukee, Wisconsin 53202. No shares beneficially owned by any executive officer, trustee, or trustee nominee have been pledged as security for a loan, except as provided below.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Number of Common Shares and OP Units Beneficially Owned	Percentage of All Common Shares	Percentage of All Common Shares and OP Units
Executive Officers and Trustees:
John T. Thomas(1)	832,751	832,751	*	*
Jeffrey N. Theiler	374,408	374,408	*	*
D. Deeni Taylor	198,574	198,574	*	*
Mark D. Theine	265,535	265,535	*	*
John W. Lucey	205,025	205,025	*	*
Tommy G. Thompson(2)	187,568	187,568	*	*
Stanton D. Anderson(3)	69,916	69,916	*	*
Mark A. Baumgartner(4)	65,617	65,617	*	*
Albert C. Black, Jr.(5)	133,610	133,610	*	*
William A. Ebinger, M.D.	64,841	64,841	*	*
Pamela J. Shelley-Kessler(6)	43,882	43,882	*	*
Ava E. Lias-Booker	11,585	11,585	*	*
Richard A. Weiss	69,692	69,692	*	*
All executive officers and trustees as a group (18 people)	2,992,992	2,992,992	1.3%	1.2%
Other 5% Shareholders:
BlackRock, Inc.(7)	43,492,907	43,492,907	18.2%	17.5%
The Vanguard Group(8)	35,165,424	35,165,424	14.7%	14.1%
State Street Corporation (9)	12,738,112	12,738,112	5.3%	5.1%
*Less than 1.0%
(1)Includes 6,346 common shares held by accounts for the benefit of Mr. Thomas’ children, and 100,000 common shares subject to a margin loan that will be paid off in full over time.
(2)Includes 25,635 common shares held by Thompson Family Charitable Foundation.
(3)Includes 25,189 common shares held by the Stanton D. Anderson Trust.
(4)The 65,617 common shares are held by the Mark A. and Mary Jane Baumgartner Revocable Trust dated 09/16/07.
(5)Includes 16,366 common shares held by Mr. Black’s spouse and 1,327 shares held by the Black Family Capital Trust.
(6)The 30,972 common shares are held by the Kessler Family Trust dated 03/31/00 and 3,000 common shares held by Ms. Shelley-Kessler’s spouse.
(7)Based on a Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) with the SEC on January 19, 2024. These securities are owned by BlackRock directly or through wholly-owned subsidiaries of BlackRock. BlackRock has sole voting power with respect to 40,511,154 common shares and sole dispositive power with respect to 43,492,907 common shares. BlackRock lists its address as 50 Hudson Yards, New York, New York 10001.
(8)Based on a Schedule 13G/A filed with the SEC on February 13, 2024, The Vanguard Group (“Vanguard”) has sole dispositive power with respect to 34,551,624 common shares, shared voting power with respect to 352,343 common shares, and shared dispositive power with respect to 613,800 common shares. Vanguard lists its address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(9)Based on a Schedule 13G/A filed with the SEC on January 30, 2024, State Street Corporation (“State Street Corp.”) has shared voting power with respect to 9,738,648 common shares, shared dispositive power with respect to 12,738,112 common shares. State Street Corp. lists its address as 1 Congress Street, Suite 1, Boston, Massachusetts 02114.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Trustee Independence

Under the listing requirements and rules of the NYSE, independent trustees must comprise a majority of a listed company’s board of directors. The nominating and corporate governance committee recommended to the Board, and the Board determined, that of the nine persons who serve on our Board, the following eight trustees are “independent” based on the NYSE’s listing rules, and the Company’s corporate governance guidelines: Messrs. Anderson, Baumgartner, Black, and Weiss, Dr. Ebinger, Mss. Shelley-Kessler and Lias-Booker, and Governor Thompson.

In making the independence determinations, our Board broadly considers all relevant facts and circumstances, including the current and prior relationships that each non-employee trustee has with us and the beneficial ownership of our common shares by each non-employee trustee. In assessing the independence of one trustee, the Board considered immaterial, ordinary course and arm’s-length rental payments received from one health care system that is a tenant at two of our properties and on whose board the trustee serves. Based on the assessments, the Board determined that none of the non-employee trustees had a relationship with our Company or our management that, in the judgment of the Board, would impair the trustee’s independence.

A copy of the Company’s corporate governance guidelines is available in the “Investors” section of our website (www.docreit.com) under “Governance Documents.” Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

Certain Relationships and Related Party Transactions

We have adopted a related person transaction policy, which provides that we will not enter into any transaction required to be disclosed under Item 404 of Regulation S-K unless the audit committee reviews and approves or ratifies such transaction in accordance with such policy. The audit committee consists of Mr. Baumgartner, who serves as Chairman, Mr. Anderson, and Ms. Shelley-Kessler.

Related person transactions generally are identified in:

•questionnaires annually distributed to our trustees and executive officers; and
•communications made directly by the related person to the principal financial officer, the principal accounting officer or, if neither are available, an officer of a similar position.

In the course of its review and approval or ratification of a disclosable related party transaction, the audit committee will consider all relevant factors, including whether the terms of the proposed transaction are at least as favorable to us as those that might be achieved with an unaffiliated third party. Among other relevant factors, the audit committee will consider the following:

•the size of the transaction and the amount of consideration payable to a related person;
•the nature of the interest of the applicable related person;
•whether the transaction may involve a conflict of interest; and
•whether the transaction involves the provision of goods or services to us that are available from unaffiliated third parties.

The audit committee may, in its discretion, engage outside counsel to review certain related person transactions. In addition, the committee may request that the full Board consider the approval or ratification of any related person transaction if it deems advisable.

Finally, it is our policy to make disclosures regarding any transactions in which we participate and in which any related person has a direct or indirect material interest and the amount involved exceeds $120,000 to the extent required by SEC rules. The related person transaction policy is available in the “Investors” section of our website (www.docreit.com) under “Governance Documents.” Information contained on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection and Engagement of Independent Registered Public Accounting Firm

The audit committee annually reviews EY’s performance and independence in deciding whether to engage a different independent registered public accounting firm. In the course of these reviews, the Committee considers, among other things:

•EY’s independence from the Company and management, including any factors that may impact EY’s objectivity
•The experience, qualifications, and performance of EY's senior personnel that are providing audit services to the Company
•Any issues raised by the most recent internal quality-control review, peer review or Public Company Accounting Oversight Board’s (“PCAOB”) review of EY
•The quality and candor of EY’s communications with the Committee and management
•EY’s quality control procedures
•The quality and effectiveness of EY’s historical and recent audit plans and performance on our audit
•The fees for EY's services
•The advisability and potential impact of selecting a different independent public accounting firm

At its 2023 Annual Meeting of Shareholders held on May 3, 2023, the Committee selected, and shareholders voted, EY to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023.

Audit Committee Pre-Approval Policies and Procedures

Under the audit committee charter, audit and permissible non-audit services performed by the Company’s independent registered public accounting firm must be approved in advance by the audit committee. The term of any pre-approval is 12 months from the date of pre-approval unless the audit committee specifically provides for a different period. In addition, individual engagements anticipated to exceed pre-established thresholds, as well as certain other services, must be specifically pre-approved by the audit committee. Under the audit committee charter, the audit committee may delegate pre-approval authority to one or more designated members of the audit committee provided that such approvals are presented to the audit committee at a subsequent meeting. All services provided by the Company's independent registered public accounting firm for the years ended December 31, 2023 and 2022 were pre-approved in accordance with the policies and procedures described above.

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees billed for professional services by EY in fiscal 2023 and 2022 were as follows:

Fees	Fiscal 2023 (Ended December 31, 2023)	Fiscal 2022 (Ended December 31, 2022)
Audit Fees	$942,000	$838,300
Audit Related Fees	—	—
Tax Compliance	451,255	319,500
Tax Advisory	11,456	6,650
Total Fees	$1,404,711	$1,164,450

Audit Fees. The aggregate fees billed for professional services rendered by EY for the audit of the Company’s consolidated and combined financial statements included in the Company’s annual report, review of financial statements included in Form 10-Qs, audit of management’s assessment of internal controls, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were approximately $942,000 and $838,300 for the years ended December 31, 2023 and December 31, 2022, respectively.

Audit Related Fees. The aggregate fees billed for assurance and related services by EY that are reasonably related to the performance of the audit or review of the Company’s consolidated and combined financial statements and are not reported under “Audit Fees” above were $0 for the years ended December 31, 2023 and December 31, 2022.

Tax Compliance. The aggregate fees billed for professional services rendered by EY for tax compliance were approximately $451,255 and $319,500 for the years ended December 31, 2023 and December 31, 2022, respectively. Tax compliance services primarily involve the preparation and review of tax returns and compliance with state and local tax regulatory matters.

Tax Advisory. The aggregate fees billed for professional services rendered by EY for tax advisory services were approximately $11,456 and $6,650 for the years ended December 31, 2023 and December 31, 2022, respectively. Tax advisory services primarily include tax advice related to acquisitions and investments.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation	101
Schedule IV – Mortgage Loans on Real Estate	108

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

PHYSICIANS REALTY TRUST

Dated:	February 22, 2024	/s/ John T. Thomas
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

Signature	Title	Date

/s/ JOHN T. THOMAS	Chief Executive Officer and	February 22, 2024
John T. Thomas	President and Trustee (Principal Executive Officer)

/s/ JEFFREY N. THEILER	Executive Vice President and	February 22, 2024
Jeffrey N. Theiler	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. LUCEY	Chief Accounting and Administrative Officer	February 22, 2024
John W. Lucey	(Principal Accounting Officer)

/s/ STANTON D. ANDERSON	Trustee	February 22, 2024
Stanton D. Anderson

/s/ MARK A. BAUMGARTNER	Trustee	February 22, 2024
Mark A. Baumgartner

/s/ ALBERT C. BLACK, JR.	Trustee	February 22, 2024
Albert C. Black, Jr.

/s/ WILLIAM A. EBINGER, M.D.	Trustee	February 22, 2024
William A. Ebinger, M.D.

/s/ PAMELA J. SHELLEY-KESSLER	Trustee	February 22, 2024
Pamela J. Shelley-Kessler

/s/ AVA E. LIAS-BOOKER	Trustee	February 22, 2024
Ava Lias-Booker

/s/ TOMMY G. THOMPSON	Chairman	February 22, 2024
Tommy G. Thompson

/s/ RICHARD A. WEISS	Trustee	February 22, 2024
Richard A. Weiss

EXHIBIT INDEX

Exhibit No.		Title
2.1	(22)	Master Transaction Agreement, dated October 1, 2021, between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
2.2	(23)	First Amendment to Master Purchase Agreement, dated as of December 3, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC
2.3	(23)	Second Amendment to Master Purchase Agreement, dated as of December 8, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
2.4	(23)	Letter Agreement dated December 20, 2021 between Physicians Realty L.P. and Landmark Healthcare Companies LLC.
2.5	(2)	Agreement and Plan of Merger dated as of October 29, 2023 among Healthpeak Properties, Inc., Alpine Sub, LLC, Alpine OP Sub, LLC, Physicians Realty Trust and Physicians Realty L.P.
3.1	(1)	Articles of Amendment and Restatement of Physicians Realty Trust
3.2	(2)	Bylaws of Physicians Realty Trust, as amended through October 28, 2023
3.3	(3)	Certificate of Limited Partnership of Physicians Realty L.P.
4.1	(1)	Form of Certificate of Common Shares of Physicians Realty Trust
4.2	(4)	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.3	(4)	First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.4	(4)	Form of 4.300% Senior Notes due 2027 and guarantee thereof (included in Exhibit 4.3)
4.5	(5)	Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.6	(5)	Form of 3.950% Senior Notes due 2028 and guarantee thereof (included in Exhibit 4.5)
4.7	(6)	Third Supplemental Indenture, dated as of October 13, 2021, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee
4.8	(6)	Form of 2.625% Senior Note due 2031 and the guarantee thereof (included in Exhibit 4.7)
4.9		Description of Securities*
10.1	(7)	Second Amended and Restated Agreement of Limited Partnership of Physicians Realty L.P., dated February 5, 2015
10.2	(8)	Form of Restricted Shares Award Agreement (Time Vesting)**
10.3	(1)	Form of Indemnification Agreement between Physicians Realty Trust and its trustees and officers
10.4	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and John T. Thomas**
10.5	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and Jeffrey N. Theiler**
10.6	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and John W. Lucey**
10.7	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and Mark D. Theine**
10.8	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and Del Mar Deeni Taylor**
10.9	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and Bradley D. Page**
10.10	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and Daniel M. Klein**
10.11	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and Laurie P. Becker**
10.12	(9)	Employment Agreement dated as of October 20, 2023 between the Trust and Amy M. Hall**
10.13	(10)	Employment Agreement dated as of October 20, 2023 between the Trust and William Mark Dukes**
10.14	(11)	Physicians Realty Trust Incentive Bonus Plan**
10.15	(11)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.16	(11)	Form of Restricted Share Award Agreement - Trustees (Time Vesting)**
10.17	(12)	Physicians Realty Trust 2013 Equity Incentive Plan, as amended and restated effective May 3, 2023**
10.18	(13)	Form of Restricted Share Award Agreement - Executive (Time Vesting)**
10.19	(13)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.20	(21)	Form of Restricted Share Unit Award Agreement for Executives (Time Vesting)**
10.21	(19)	Form of Restricted Share Unit Award Agreement - Trustees (Time Vesting)**
10.22	(26)	Form of Restricted Share Award Agreement **
10.23	(27)	Form of Restricted Share Unit Award Agreement (Performance Units)**

Exhibit No.		Title
10.24	(27)	Form of Restricted Share Award Agreement - Executives (Time Vesting)**
10.25	(27)	Form of Restricted Share Unit Award Agreement - Trustee (Time Vesting)**
10.26	(27)	Form of Restricted Share Unit Award Agreement - Trustee (In Lieu of Cash Retainer)**
10.27	(27)	Form of Restricted Share Award Agreement - Executives (Deferral)**
10.28	(15)	Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.29	(15)	Form of 4.03% Senior Notes, Series A, due January 7, 2023 (included in Exhibit 10.22)
10.30	(15)	Form of 4.43% Senior Notes, Series B, due January 7, 2026 (included in Exhibit 10.22)
10.31	(15)	Form of 4.57% Senior Notes, Series C, due January 7, 2028 (included in Exhibit 10.22)
10.32	(15)	Form of 4.74% Senior Notes, Series D, due January 7, 2031 (included in Exhibit 10.22)
10.33	(16)	Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and each of the purchasers identified therein
10.34	(16)	Form of 4.09% Senior Notes, Series A, due August 11, 2025 (included in Exhibit 10.27)
10.35	(16)	Form of 4.18% Senior Notes, Series B, due August 11, 2026 (included in Exhibit 10.27)
10.36	(16)	Form of 4.24% Senior Notes, Series C, due August 11, 2027 (included in Exhibit 10.27)
10.37	(16)	First Amendment, dated as of August 11, 2016, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders, party thereto
10.38	(18)	Second Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.39		Third Amendment, dated as of February 9, 2024, to the Note Purchase and Guarantee Agreement, dated as of January 7, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto*
10.40	(18)	First Amendment, dated as of November 19, 2018, to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto
10.41		Second Amendment, dated as of February 9, 2024, to the Note Purchase and Guarantee Agreement, dated as of August 11, 2016, among the Operating Partnership, the Trust and the Noteholders party thereto*
10.42	(17)
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

10.43	(24)
First Amendment to Third Amended and Restated Credit Agreement, dated March 31, 2023, among Physicians Realty L.P., as Borrower, Physicians Realty Trust, as Guarantor, KeyBank National Association, as Administrative Agent, and the Lenders party thereto

10.44	(25)
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

97.1		Physicians Realty Trust Executive Officer Incentive Compensation Recovery Policy*
101.INS		This instance document does not appear in the interactive data file because of XBRL tags are embedded within the inline XBRL document.
101.SCH		XBRL Extension Schema Document(†)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(†)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(†)

Exhibit No.	Title
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(†)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(†)
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2023 (File No. 001-36007).
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
(9)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2023 (File No. 001-36007).
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
(20)Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on February 28, 2018 (File No. 001-36007).
(21)Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-36007).
(22)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on October 6, 2021 (File No. 001-36007).
(23)Incorporated by reference to the Registrant’s Current Report on Form 8-K ﬁled with the SEC on December 21, 2021 (File No. 001-36007).

(24)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2023 (File No. 001-36007).
(25)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2023 (File No. 001-36007).
(26)    Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2023 (File No. 001-36007).
(27)    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023 (File No. 001-36007).